Form 10KSB
period 1996-03-31
ELTRAX SYSTEMS INC
filed 1996-07-01
CIK 797448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1996

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-22190


                              ELTRAX SYSTEMS, INC.
                 (Name of small business issuer in its charter)

                              MINNESOTA 41-1484525
                 (State or other jurisdiction of(I.R.S. Employer
                incorporation or organization)Identification No.)

                             Rush Lake Business Park
                               1775 Old Highway 8
                         St. Paul, Minnesota 55112-1891
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (612) 633-8373

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock, $0.01 par value


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes __X__  No _____.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year. $880,000.

         As of June 19, 1996, 6,576,563 shares of Common Stock of the Company were outstanding, and the aggregate market value of the Common Stock of the Company as of that date (based upon the last reported sale price of the Common Stock reported on that date by the Nasdaq Small Cap Market), excluding outstanding shares beneficially owned by directors and officers, was approximately $45,214,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 23, 1996 (the "1996 Proxy Statement").




                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

(A)      GENERAL DEVELOPMENT OF BUSINESS

         INTRODUCTION

         Eltrax Systems, Inc. (Eltrax) and its wholly owned subsidiary, Nordata, Inc. (dba Datatech) are in two distinct business segments. The historic business unit, develops and markets patient card systems which expedite patient admission and registration at health care facilities and enhances patients' sense of membership and affiliation with specific health care providers. Datatech, which was acquired on May 17, 1996 through a merger after the end of the Company's most recent completed fiscal year, provides value added data communications products and services to end-user corporate and government customers, and is a distributor of data communications equipment to other value-added resellers. Datatech's products and services include data communications equipment used in remote access and enterprise-wide communications networks and the installation and maintenance of that equipment.

         The Company headquarters is located at 1775 Old Highway 8, St. Paul, MN 55112 and its telephone number is (612) 633-8373.

         HISTORY

         The Company was incorporated in Minnesota on March 20, 1984. In September 1985, the Company acquired the exclusive rights to the rapid admit card system by Medes, Inc. of Torrance, CA which specially formats high density magnetic stripe plastic cards to store 800 to 900 characters of information used in patient admissions to health care facilities.

         In April 1991, the Company acquired through a merger the Mindax Corporation ("Mindax"), a company in the digital image archiving business, specializing in digitizing and archiving X-ray film and other medical information images.

         The Company completed its initial public offering on December 8, 1992 by issuing 1,552,500 shares of common stock at $3.00 share, with proceeds to the Company from the offering of $3,858,396, net of offering costs.

         During the fiscal years ended March 31, 1994 and 1995, the Company lost a total of $2.26 million due primarily to expenditures on infrastructure, sales and marketing, and research and development which far exceeded the amount required to support the Company's sales levels. The other primary cause for these losses was the Company's investments in certain short-term mutual funds, the value of which decreased by approximately $600,000 over this time period.

         During the most recent fiscal year ended March 31, 1996 and subsequent thereto, several significant changes have taken place at the Company. Following a strategic review by the Board of Directors begun at the end of the prior fiscal year, staffing levels and overhead costs were reduced significantly. By September 1995, a new senior management team was in place. Additional equity was raised in June 1995, which enable the Company to exceed requirements to maintain the Company's Nasdaq listing. During the fourth quarter of the fiscal year ended March 31, 1996, the Company sold the assets acquired in the 1991 Mindax acquisition to one of the founders of Mindax. Finally, on March 19, 1996 the Company signed a letter of intent to acquire Datatech through a merger and closed on the transaction on May 17, 1996. The consideration paid by Eltrax, including a brokers fee, consisted of $1,176,000 in cash and 2,068,000 shares of Eltrax common stock.


(B)      NARRATIVE DESCRIPTION OF BUSINESS

         DATA COMMUNICATIONS BUSINESS

         PRODUCTS AND SERVICES

         The Company's Datatech operations designs markets installs and maintains communications networks. Equipment central to its operations includes modems, routers, channel service unit's, digital service unit's, switches, hubs and multiplexers used in communications networks. This type of equipment is used by customers who need to (i) build and operate networks for remote access computing; (ii) link local area networks together to form wide area networks;
(iii) provide secure and efficient access to the internet; and (iv) operate as an internet service provider.

         An example of the customers are corporate and governmental users who need to develop greater efficiencies by providing telecommuting options to their employees. Another example is corporate and governmental users with multiple locations who require connections to those locations to share voice and data. Further, customers include internet service providers and corporate and government users seeking secure and efficient access to the internet.

         Datatech also sells its products at wholesale price levels to other value-added resellers who in turn resell to end-users.

         Datatech derives service revenue by installing and maintaining certain equipment it sells directly to end-users. Currently, Datatech purchases equipment directly from certain manufacturers including Adtran, Ascend, Cisco, Micom and Motorola. These manufacturers are constantly changing their distribution policies and practices and there can be no assurance that these relationships will continue. If these relationships are not continued, Datatech's business could be materially adversely affected.

         SALES AND MARKETING

         Datatech sales activities are directed by the President of Datatech and consist of a direct sales force of approximately twenty independent sales executives selling to end-users and an in-house sales staff of six sales professionals selling to other value-added resellers. The direct sales executives are located in seven states and concentrate their efforts in close proximity to their home locations. Sales directly to end-users account for approximately 55% of Datatech sales revenue. The in-house sales professionals cover the entire United States selling to other value-added resellers and account for approximately 45% of Datatech sales revenue. No single customer accounted for ten percent or more of Datatech's gross revenue during the last two fiscal years.

         COMPETITION

         Datatech focuses on the products of leading edge manufacturers to sell and distribute. Datatech is not limited to any single technology, manufacturer or product line. The volume of purchasing that Datatech has been able to achieve from these leading edge manufacturers has allowed it to achieve favorable discounts off prices from its key manufacturer suppliers. These strengths have allowed Datatech to compete on a level with much larger distributors like Ingram Micro, Tech Data and Merisel, which have more significant resources than the Company.

         At the end-user level, Datatech competes with large systems integrators like IBM and EDS by focusing on the communications aspect of the customer requirements. Datatech does not deal with the applications of the devices operating on the networks, only on the communications networks required to make the applications operate effectively.

         Datatech relies heavily on support and referrals from its suppliers for sales leads.

         MANUFACTURER RELATIONSHIPS

         Datatech currently purchases equipment directly from Adtran, Ascend, Cisco, Micom and Motorola on a purchase order basis. Datatech has cultivated relationships with these manufactures and they have become an essential ingredient in the Datatech business plan. Because these are not based on long-term contracts, the purchases and sale terms (and prices) are constantly changing. Any modification to the discounts offered by the manufacturers or changes in their distribution plans can have a material adverse effect on Datatech's results of operations. There can be no assurances that these relationships will be maintained or the discount levels currently offered by the manufacturers remain constant.

         HEALTH   CARE   BUSINESS

         PRODUCTS AND SERVICES

         Eltrax Systems - Health Care Business, designs, develops and markets patient admission and registration systems for the health care industry. The Patient Card System products allow for the storage of vital patient information and for the electronic access to a health care provider's data base, utilizing proprietary software and magnetic stripe cards.

         The Patient Card System offers the following benefits and features, among others, to its customers:

                  (1) The system reduces time and effort involved in the admission and registration process, especially subsequent admissions, thereby reducing costs for the health care provider and increasing patient satisfaction.

                  (2) The Eltrax Card is a personalized admission card which is an important marketing tool in an industry where competition has become intense. The Eltrax Card is intended to create a sense of affiliation in the patient with a health care group and to contribute to a hospital's efforts to differentiate itself from its competitors.

                  (3) The option to install the system as a stand-alone system, a distributed processing system, or as part of an on-line system gives hospitals and other health care providers increased flexibility in supporting the admission and registration function.

         The Company generates revenues as it installs computer hardware and software in health care provider facilities and as it delivers plastic cards formatted for use specifically by its customer. To date, the Company has installed approximately 75 such systems, which represents an ongoing source of revenue, through additional card sales and system upgrades.

         Through a services bureau located at the Company headquarters in St. Paul, MN, Eltrax provides, on a purchase order basis, formatting of data and customizing of information services on the customers card order.

         SALES AND MARKETING

         The Company sells its Eltrax Patient Card Systems through a direct sales force of three sales executives and one in-house sales professional, all under the direct supervision of the Vice-President of the Health Care Business. The three sales executives focus their efforts on complete new systems sales, while the in-house sales professional supports new installations and sells add-on services and cards to existing customers.

         The Company is an Allied Partner of Shared Medical Systems, Inc. (SMS) of Malvern, Pennsylvania which has over 1,000 hospital clients nationwide. Additionally, the Company is a Business Partner of HBO & Company (HBO) of Atlanta, Georgia with over 2,000 hospital clients nationwide. Each time an Eltrax Patient Card System is installed at an SMS or HBO site, a fee is paid by Eltrax to its partner. The Eltrax sales executives have begun to focus their sales efforts using SMS and HBO as lead generators and qualifiers. The Company expects this focus will shorten the lead times for sales and allow a smaller sales force to be at least as effective as the larger one of 2-3 years ago.

         COMPETITION

         The Company believes there are a number of patient identification products and technologies offering similar features and benefits to Eltrax's customers. The Company has not attempted to perform a thorough analysis of all technologies which may have applications competitive with Eltrax products. No representation is or could be made that emerging technologies will not render the Company's products obsolete. The Company competes by providing a complete solution for its customers admission processing requirements.

         MANUFACTURING AND SUPPLIES

         The Company is dependent upon Magtek, Inc. of Carson, California to supply a critical hardware component of the systems it sells to health care providers. Magtek has informed the Company that it will be discontinuing this product and replacing it with a newer more advanced model at an undisclosed price. There can be no assurances that the Company will be able to have access to these key components in the future, and if so, whether it would be at historic price levels. All other components for the Health Care Business product lines are readily available from numerous sources.

         PATENTS AND LICENSES

         The Company was awarded a U.S. patent in 1987 for the coding and algorithm utilized in achieving the proprietary high density recording of data on the Eltrax Card. However, management believes that the protection of its software by patents or copyrights is insignificant.

         OVERALL COMPANY

         GOVERNMENT REGULATIONS

         Prior to the divestiture of the Eltrax Digital Imaging Archiving System business, it was necessary for Eltrax to maintain FDA approval for these products and services. Currently, there are no such requirements for Eltrax.

         The Telecommunications Reform Act of 1996 is expected to result in greater competition throughout the telecommunications industry. This greater competition is expected to create more opportunities for corporate and government end-users to utilize communication facilities, thus generating increasing needs for the equipment and services that Datatech provides.

         RESEARCH AND DEVELOPMENT

         The Company intends to do limited research and development of systems using portable information technologies. During the 1996 and 1995 fiscal years, the Company incurred costs of approximately $106,000 and, $217,000 respectively, for research and development. During such fiscal years, no material amounts were incurred for customer-sponsored research and development.

         EMPLOYEES

         As of June 19, 1996, the Company employed 28 persons on a full-time basis, and 6 persons on a part-time basis, 11 of which are in the Health Care Business and the balance in Datatech. In addition, Datatech engages the services of approximately 20 independent sales executives acting as its direct sales force. The Company's employees, including those of Datatech, are not covered by any collective bargaining agreements and management believes its employee relationships are good. The Company's ability to develop additional commercially marketable products and to establish a market position in view of continuing technological developments will depend in part upon its ability to attract and retain qualified technical personnel. Competition for such personnel is intense.

ITEM 2   DESCRIPTION OF PROPERTY

         FACILITIES

         The Company's corporate headquarters and Health Care Business is located at 1775 Old Highway 8, St. Paul, MN, and consist of 6,300 square feet. Approximately 3,800 feet of this space is used for office space, 1,200 feet is used for production space, and 1,300 feet is warehouse space. The lease on this space currently provides for rent of $5,300 per month, including base rent and a pro rata share of operating expenses and real estate taxes. This lease terminates on September 30, 1998.

         The Company's Data Communications Business facilities are located at 27126 A Paseo Espada, San Juan Capistrano, California, and consist of 5,400 square feet. Approximately 2,100 feet of this space is used for office space, 3,300 feet is used for warehouse space. The lease on this space currently provides for rent of $4,768 per month, including base rent and a pro rata share of operating expenses and real estate taxes. This lease terminates on December 31, 1996.

ITEM 3. LEGAL PROCEEDINGS

         There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1996.


                                     PART II


ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

         The Company's Common Stock is traded in the national over-the-counter market on the Nasdaq Small Cap Market under the symbol ELTX. The following table sets forth the quarterly high and low bid quotations, as reported by The Nasdaq Small Cap Market. The prices set forth below do not include adjustments for retail mark-ups, mark-downs or commissions and represent inter-dealer and do not necessarily represent actual transactions.

                          Fiscal Year Ended March 31, 1996
                          --------------------------------
         Quarter            High                  Low
         -------            ----                  ---
         First             $0.56                  $0.31
         Second            $1.69                  $0.31
         Third             $2.31                  $1.38
         Fourth            $4.75                  $1.44

                          Fiscal Year Ended March 31, 1995
                          --------------------------------
         Quarter            High                  Low
         -------            ----                  ---

         First             $1.50                  $1.13
         Second            $1.69                  $0.63
         Third             $0.63                  $0.50
         Fourth            $0.47                  $0.38

         As of March 31, 1996, there were approximately 240 shareholders of record. The Company estimates that an additional 1,700 shareholders own stock held for their accounts at brokerage firms and financial institutions. The Company's, Board of Directors has never paid cash dividends on any of its securities. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         RESULTS OF OPERATIONS

         In March 1996, the Company sold its digital imaging archiving ("Imaging") business. All financial information has been reclassified to report separately the operating results, net assets and cash flows of the discontinued Imaging operations. The 1996 income from discontinued operations included a $133,000 gain on the sale of the Company's investment in the Imaging business. All financial information and related Management's Discussion and Analysis or Plan of Operation discussed herein excludes the Imaging business sold and Datatech, as the acquisition of Datatech closed on May 17, 1996, after the Company's fiscal year ended March 31, 1996.

         Total revenue for the fiscal year ended March 31, 1996 decreased by 21.4% to $880,000 when compared to total revenue of $1,120,000 for the prior fiscal year. Card system sales decreased primarily due to a lower number of sales people employed during the year. The decrease in revenues was partially offset by card services offered by the Company's Service Center and by an increase in revenues from existing customers when compared to the previous fiscal year. Management expects card system sales to increase slightly during fiscal year 1997.

         The gross margin percentage increased to 66.6 percent in fiscal 1996 from 65.2 percent in fiscal 1995. This increase mostly reflects a larger percentage of sales of higher margin card system sales, particularly plastic, magnetic-stripe cards, which carry a higher gross margin. Management anticipates that the gross margin will be approximately the same or slightly lower in future periods.

         Operating expenses decreased 24.5 percent to $1,071,000 in fiscal 1996, compared to $1,417,000 in fiscal 1995. This decrease occurred with selling, general and administrative expenses, which declined by $282,000, or 22.6 percent verses the previous fiscal year. This decrease primarily reflects reduced personnel costs following the Company's strategic review and lower production and materials costs for sales literature.

         Product development expenses, which totaled nearly $103,000 in fiscal 1996, decreased by nearly $65,000 from the previous year. This decrease mostly reflects reduced development projects for the card systems, compared to the previous fiscal year. The decrease in card development expenses reflects lower staffing levels and consulting expenses in an effort to concentrate on our existing products.

         Although the Company continues to make additional software enhancements to its existing products, no significant product development efforts are currently underway. Management believes the Company's resources are better utilized by acquiring or marketing products and services of other companies rather than internally developing new products.

         Net investment income (loss) was $114,000 in fiscal 1996 compared to a loss of $322,000 in fiscal 1995. This increase between years primarily reflects a $459,000 realized loss recorded in fiscal 1995 on the sale of short-term investments versus a gain in fiscal year 1996 as explained in the next paragraph.

         In October 1995, the Company agreed to remain part of a class action lawsuit in which the Company and other members of the class alleged various securities law violations against Piper Jaffray Companies, Inc. and related entities ("Piper") in connection with losses incurred with investments in Piper's Institutional Government Income Portfolio Fund. In December 1995, the final court order was signed which awarded the Company approximately $118,000. Accordingly, the Company recorded a gain on settlement of $100,000 which represents the Company's award less its share of legal expenses.

         Loss from continuing operations decreased from $1,009,000 in fiscal year 1995 to $270,000 in fiscal year 1996 as the Company instituted cost reduction measures and realized substantially increased investment related income.

         Discontinued digital imaging archiving operations reflects the Company's sale of its digital imaging archiving business in fiscal year 1996.

         LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and short-term investments at March 31, 1996 totaled $1,865,000, compared to $1,370,000 at March 31, 1995. This increase is due primarily due to the $380,000 of proceeds resulting from the issuance of common stock in fiscal year 1996. Subsequent to year end, the Company used approximately $1,000,000 in connection with its acquisition of Datatech.

         Expenditures for furniture and equipment were nearly $22,000 in fiscal year 1996, mostly reflecting ongoing purchases to support the sales and marketing and product development efforts.

         Datatech's tax return for its year ended December 31, 1993 is currently under examination by the IRS. The Company expects to pay an additional tax and interest as a result of this examination out of current operating revenues. Additionally, the Company anticipates filing for a change of accounting method with the IRS which may result in additional income and tax liability related to the Datatech operations. The cash flow needs from this action is expected to occur in future periods and has been reserved in the March 31, 1996 balance sheet proforma (Information included Note 2 to the Company's financial statements).

         RECENT DEVELOPMENTS

         On May 17, 1996, the Company closed on its acquisition by merger of Datatech pursuant to an Agreement and Plan of Merger dated as of May 14, 1996 (the "Merger Agreement") by and among the Company, Datatech Acquisition Corporation, Rudata Acquisition Corporation, Nordata, Inc. ("Nordata"), and Rudata, Inc. ("Rudata"), and Howard B. and Ruby Lee Norton (collectively the "Shareholders"). Pursuant to the Terms of the Merger Agreement, the Company issued 1,983,000 shares of Eltrax common stock and paid $1,016,000 to Howard B. and Ruby Lee Norton. The Shareholders repaid loans aggregating $186,000 previously owed to Nordata out of cash proceeds received upon the closing of the merger. The 1,983,000 shares issued in connection with the Merger represented approximately 25.2% of the outstanding shares of common stock after the closing, and were restricted shares as defined under the Securities Act of 1933, as amended, and which have certain Form S-3 demand registration rights, and certain "piggyback" registration rights. All expenses of any such registration will be borne by the Company. Of the 1,983,000 shares issued to the Shareholders, 453,000 shares were issued into an escrow account pursuant to an escrow agreement between the Company, the Shareholders and Norwest Bank Minnesota, N.A., the terms of which provide for the release of the escrowed shares to the Shareholders on May 17, 1998, subject to certain claims and conditions.

         Pursuant to a Broker Fee Agreement dated as of May 17, 1996 by and among the Company, Garte Global Capital Markets, Harvey Garte, Richard M. Torre and Steve Holmes, $160,000 cash was paid, and 85,000 shares of restricted Eltrax common stock were issued, to Harvey Garte, Richard Torre and Steve Holmes in consideration for broker services rendered in connection with the Merger.

         For the year ended December 31, 1995, Datatech had unaudited sales in excess of $15,000,000.

         Further, in connection with the Merger, Nordata, now a wholly-owned subsidiary of Eltrax, entered into an employment and non-competition agreement with each of Howard B. and Ruby Lee Norton, the terms of which generally provide for the employment by Nordata of Howard B. and Ruby Lee Norton for a period of five years commencing May 17, 1996. In addition, the employment and non-competition agreement of Howard B. Norton provides for the payment of certain incentive payments to Howard B. Norton based upon the performance of Nordata.

         Information contained in this Annual Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. These constitutecautionary statements which, depending on various risks and uncertainties, may differ materially from those reflected in such forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE

Report of Independent Accountants........................................... 10

Balance Sheet as of March 31, 1996 and 1995................................. 12

Statement of Operations for the years ended March 31, 1996 and 1995......... 13

Statements of Shareholders' Equity for the years ended
  March 31, 1996 and 1995................................................... 14

Statement of Cash Flows for the years ended March 31, 1996 and 1995......... 15

Notes to Financial Statements for the years ended March 31, 1996 and 1995... 16




                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Eltrax Systems, Inc.:

         We have audited the accompanying balance sheet of Eltrax Systems, Inc. as of March 31, 1996, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Eltrax Systems, Inc. as of March 31, 1995, were audited by other auditors whose report expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         As discussed in Note 2, on May 17, 1996, the Company acquired all of the outstanding shares of Nordata, Inc. and Rudata, Inc., doing business as Datatech.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eltrax Systems, Inc. as of March 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                              Coopers & Lybrand L.L.P.


June 26, 1996
Minneapolis, Minnesota



                        REPORT OF INDEPENDENT ACCOUNTANTS

To Eltrax Systems, Inc.:

         We have audited the accompanying balance sheet of Eltrax Systems, Inc. (a Minnesota corporation) as of March 31, 1995, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eltrax Systems, Inc. as of March 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                  Arthur Andersen LLP

May 5, 1995
Minneapolis, Minnesota




                              ELTRAX SYSTEMS, INC.
                                  BALANCE SHEET
                          As of March 31, 1996 and 1995



                                                                    1996           1995
                                                                 -----------    -----------
ASSETS:
Current assets:
  Cash and cash equivalents                                      $   480,523    $   194,079
  Short-term investments                                           1,384,886      1,175,822
  Accounts receivable, net of reserves of $10,176 and $26,900        223,991        203,697
  Inventories                                                         57,091         69,611
  Prepaid expenses                                                    26,510         30,046
  Note receivable - current                                           81,832         39,991
  Net assets related to discontinued operations                         --          269,744
                                                                 -----------    -----------

    Total current assets                                           2,254,833      1,982,990

  Furniture and equipment, net of accumulated
        depreciation of $155,097 and $110,393                         42,514         42,909

  Note receivable - non current                                      198,658         69,984
                                                                 -----------    -----------

                Total assets                                     $ 2,496,005    $ 2,095,883
                                                                 ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                    65,537         84,940
  Accrued expenses                                                    74,199        120,209
  Unearned revenue                                                    70,807         89,740
                                                                 -----------    -----------

    Total current liabilities                                        210,543        294,889

Commitments

Shareholders' Equity:
  SeriesA convertible preferred stock, no par, $7.50 per share liquidation preference; 4,000 and 7,715 shares issued
        and outstanding                                               29,163         52,312
  Common stock, $.01 par value, 8,000,000 shares authorized;
        4,497,063 and 3,678,268 shares issued and outstanding         44,971         36,783
  Additional paid-in capital                                       7,622,100      7,227,606
  Accumulated deficit                                             (5,410,772)    (5,515,707)
                                                                 -----------    -----------

    Total shareholders' equity                                     2,285,462      1,800,994
                                                                 -----------    -----------


                Total liabilities and shareholders' equity       $ 2,496,005    $ 2,095,883
                                                                 ===========    ===========






   The accompanying notes are an integral part of these financial statements.



                              ELTRAX SYSTEMS, INC.
                             STATEMENT OF OPERATIONS
                   For the Years Ended March 31, 1996 and 1995



                                                        1996            1995
                                                     -----------    -----------

REVENUE:
  System sales                                       $   752,893    $ 1,027,250
  Service contracts                                      127,411         92,668
                                                     -----------    -----------

    Total revenue                                        880,304      1,119,918

COST OF REVENUE:
  System sales                                           254,877        350,492
  Service contracts                                       39,077         39,352
                                                     -----------    -----------

    Total cost of revenue                                293,954        389,844
                                                     -----------    -----------

  Gross Profit                                           586,350        730,074

OPERATING EXPENSES:
  Selling, general and administrative                    967,607      1,249,924
  Product development                                    103,170        167,558
                                                     -----------    -----------

    Total operating expenses                           1,070,777      1,417,482
                                                     -----------    -----------


    Operating loss                                      (484,427)      (687,408)

INVESTMENT INCOME (LOSS), NET                            114,135       (321,611)
GAIN ON SETTLEMENT RELATED TO PAST
   INVESTMENT LOSSES                                     100,000           --

    Loss from continuing operations                     (270,292)    (1,009,019)

DISCONTINUED DIGITAL IMAGING ARCHIVING OPERATIONS:

    Income (loss) from discontinued operations           242,013       (252,944)
    Gain on disposal of discontinued operations          133,214           --
                                                     -----------    -----------

    Net income (loss)                                $   104,935    $(1,261,963)
                                                     ===========    ===========

INCOME (LOSS) PER COMMON SHARE AND
  COMMON SHARE EQUIVALENT:

  CONTINUING OPERATIONS                              ($     0.06)   ($     0.28)
                                                     ===========    ===========

  DISCONTINUED OPERATIONS                            $      0.08    ($     0.07)
                                                     ===========    ===========

  NET INCOME (LOSS) PER SHARE                        $      0.02    ($     0.35)
                                                     ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                    4,653,473      3,609,227
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.




                              ELTRAX SYSTEMS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                   For the Years Ended March 31, 1996 and 1995



                              Convertible
                            Preferred Stock              Common Stock            Additional
                          ---------------------------------------------------     Paid-in      Accumulated
                          Shares        Amount        Shares        Amount        Capital        Deficit        Total
- ------------------------------------------------------------------------------------------------------------------------
BALANCE,

March 31, 1994             16,175    $   117,931      3,588,268   $    35,883   $ 7,162,887   $(4,253,744)   $ 3,062,957
Net loss                     --             --             --            --            --      (1,261,963)    (1,261,963)
Conversion of
   preferred shares
   to common shares        (9,000)       (65,619)        90,000           900        64,719          --             --

                         -----------------------------------------------------------------------------------------------

BALANCE,

March 31, 1995              7,175         52,312      3,678,268        36,783     7,227,606    (5,515,707)     1,800,994
Net income                   --             --             --            --            --         104,935        104,935
Conversion of
   preferred shares
   to common shares        (3,175)       (23,149)        31,750           317        22,832          --             --
Exercise of stock
   options                   --             --           26,173           262        29,270          --           29,532
Private Placement            --             --          760,872         7,609       342,392          --          350,001

                         -----------------------------------------------------------------------------------------------

BALANCE,
March 31, 1996              4,000    $    29,163      4,497,063   $    44,971   $ 7,622,100   $(5,410,772)   $ 2,285,462
                         -----------------------------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.



                              ELTRAX SYSTEMS, INC.
                              STATMENT OF CASH FLOW
                   For the Years Ended March 31, 1996 and 1995



                                                                  1996           1995
                                                               -----------    -----------
OPERATING ACTIVITIES
  Net income (loss)                                            $   104,935    $(1,261,963)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
      Depreciation                                                  76,727         86,034
      Gain on sale of digital imaging archiving business          (133,214)          --
      Gains and losses on marketable securities, net              (100,000)       459,201
      Changes in current operating items:
        Accounts receivable                                        109,784        182,619
        Inventories                                                 20,399         16,845
        Prepaid expenses                                             3,536         (9,590)
        Accounts payable                                           (31,727)       (69,013)
        Accrued expenses                                           (52,010)       (82,579)
        Unearned revenue                                           (23,073)       (20,870)
                                                               -----------    -----------

      Net cash used for operating activities:                      (24,643)      (699,316)
                                                               -----------    -----------

INVESTING ACTIVITIES
  Purchases of short-term investments                           (1,319,979)    (2,159,388)
  Proceeds from sales of short-term investments                  1,110,915      2,891,383
  Proceeds from settlement related to short-term investments        26,040           --
  Purchases of furniture and equipment                             (22,080)       (50,790)
  Proceeds from notes receivable                                    36,658           --
  Proceeds from sale of equipment                                     --            4,678
  Proceeds from sale of digital imaging archiving business         100,000           --
                                                               -----------    -----------

      Net cash (used for) provided by investing activities:        (68,446)       685,883
                                                               -----------    -----------

FINANCING ACTIVITIES
  Proceeds from issuances of common stock                          379,533           --
                                                               -----------    -----------

    Increase (decrease) in cash and cash equivalents               286,444        (13,433)

CASH AND CASH EQUIVALENTS
Beginning of period                                                194,079        207,512
                                                               -----------    -----------

End of period                                                  $   480,523    $   194,079
                                                               ===========    ===========


Supplemental disclosure of non-cash investing activities:
     Notes receivable issued in connection with:

         Disposition of digital imaging archiving business     $   133,214
         Settlement related to short-term investments          $    73,960




The accompanying notes are an integral part of these financial statements.




NOTES TO FINANCIAL STATEMENTS

1.  Organization and Operations:

         Eltrax Systems, Inc. ("Eltrax" or the" Company") primarily develops and markets a patient card system which expedites patient admission and registration at hospitals, clinics and other health care facilities and enhances a patient's sense of membership and affiliation with a specific health care provider. The system includes hardware, software and interfaces, as well as a variety of services including customization, installation and training. Through the Eltrax Service Center, the Company offers services for the systems - encoding patient information onto cards and then mailing them directly to patients.

         In March 1996, the Company sold its digital imaging archiving business, see Note 4. In May 1996, the Company acquired Nordata, Inc. and Rudata, Inc., dba Datatech, see Note 2.

2.  Significant Post-Balance Sheet Acquisition

         On May 17, 1996, the Company acquired 100% of the outstanding shares of Nordata, Inc. and Rudata, Inc. doing business as Datatech, which configures, markets, installs and maintains data communications equipment for its customers' computer and telecommunications systems over enterprise wide local area networks and wide area networks. Consideration paid to the sellers included 1,983,000 unregisterd shares of the Company's common stock and cash of $1,016,000. In addition, the Company paid broker fees consisting of 85,000 unregistered shares of the Company's common stock and cash of $160,000. The Company expects other acquisition expenses to total approximately $300,000. Of the shares issued to the sellers, 453,000 shares were issued into an escrow account pursuant to an escrow agreement, the terms of which provide for the release of the escrowed shares to the sellers on May 17, 1998, subject to certain claims and conditions.

         The Datatech acquisition is significant to the Company's financial position, results of operations and cash flows. Unaudited pro forma balance sheet information of the Company as of March 31, 1996 as if the acquisition of Datatech had occurred on March 31, 1996, is as follows:

         Current assets, principally accounts
            receivable and inventories                           $  7,400,000

         Non-current assets, principally goodwill                   7,500,000
                                                                 ============
                  Total Assets                                   $ 14,900,000

         Current liabilities, principally comprised of
            accounts payable and accrued expenses                $  6,400,000

         Shareholders' equity                                    $  8,500,000

         The closing balance sheet of Datatech has not been finalized and, thus, the above unaudited pro forma financial information of the Company has been estimated and will change upon finalization of the Datatech balance sheet.

         This acquisition will be accounted for as a purchase and, accordingly, the results of Datatech's operations will be included in the Company's fiscal year 1997 consolidated financial statements from the date of acquisition.

3.  Summary of Significant Accounting Policies:

USE OF ESTIMATES

         The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

CASH EQUIVALENTS

         The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of short-term money market instruments that are recorded at cost, which approximates market.

SHORT-TERM INVESTMENTS

         The Company's investments are classified as available-for-sale and are reported at fair value with unrealized gains and losses recorded as a separate component of shareholders' equity.

         Short-term investments consist primarily of high-grade, fixed income securities with original maturities beyond three months. At March 31, 1996 and 1995, the fair value of the Company's short-term investments approximated cost. The fair value of available-for-sale debt securities by contracted maturity date at March 31, 1996 was as follows:

         Due in one year or less                           $      679,886
         Due after one year through five years                    505,000
         Thereafter                                               200,000
                                                           --------------
                                                           $    1,384,886
                                                           ==============
INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

FURNITURE AND EQUIPMENT

         Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of two to five years.

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Company is required to adopt SFAS No. 121 no later than fiscal year 1997. Management currently believes that adoption of SFAS No. 121 in fiscal year 1997 will not have a significant impact on the Company's financial position or results of operations.

REVENUE RECOGNITION

         Revenue from system sales is recognized upon shipment.

         During fiscal year 1996, no one customer represented more than 10% of the total sales of the company. During fiscal year 1995, approximately 10.93% of the Company's revenues resulted from sales to one customer. No other customer accounted for more than 10% of revenues in fiscal year 1995.

RESEARCH AND DEVELOPMENT

         The costs of product development activities are expensed as incurred.

NET INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENT

         Income (loss) per share data is determined by dividing income (loss) by the weighted average number of common and common equivalent shares outstanding. Common stock equivalents represent shares issuable upon the assumed exercise of dilutive stock options and warrants.


4.  Discontinued Digital Imaging Archiving Business

         On March 1, 1996, the Company sold its digital imaging archiving (Imaging) business for $100,000 in cash and a $180,000 non-interest bearing note receivable due and payable over a five year period. This note was recorded at a discounted amount assuming an effective interest rate of twelve percent. The financial statements have been restated to present the results of the Imaging business as discontinued operations. Income from discontinued operations includes the following:

                                                  1996                 1995

         Net revenue                            $573,520             $601,864

         Income (Loss) from operations           242,013             (252,944)

         Gain on sale                            133,214                  --

         Income (loss) from discontinued        $375,227            $(252,944)
         operations

5.  Shareholders' Equity:

PREFERRED STOCK

         The Company has authorized 1,000,000 shares of preferred stock, 30,000 of which were designated as Series A convertible preferred stock (the Preferred Stock). The Preferred Stock is nonvoting, convertible into ten shares of common stock for each share of Preferred Stock, subject to adjustment, and carries a $7.50 liquidation preference. The preferred shareholders are entitled to dividends as declared by the Company and no dividends may be paid on outstanding common stock without concurrently declaring a dividend on the preferred stock in an amount determined by the Company's board of directors. Additionally, the Company has the option to redeem the preferred stock at fair value, as defined, at any time on or after January, 1995.

STOCK OPTION PLAN

         On May 31, 1995, the Company's Board of Directors adopted the 1995 Stock Incentive Plan (the "1995 Plan"), which was approved by the Company's shareholders. The 1995 Plan, under which a minimum of 450,000 shares of Common Stock of the Company are available for various stock incentive awards, replaced the Company's 1992 Stock Incentive Plan (the "1992 Plan"), which was approved by the shareholders of the Company and implemented on July 30, 1992. The 1992 Plan will continue to exist until the stated termination date of such plan, or May 29, 2002, and any shares of the Company's Common Stock available for issuance under the 1992 Plan which have either not been issued or have been issued but were forfeited, or which become available for issuance due to forfeiture or expiration, will become shares available for issuance under the 1995 Plan, in addition to the base number of 450,000 shares of Common Stock available under the 1995 Plan. The 1995 Plan provides that certain eligible individuals, including salaried officers, Company employees, nonemployee directors, agents and consultants, may be granted options for providing services to the Company. The 1992 Plan and the 1995 Plan are administered by a compensation committee (the Committee) consisting of two members of the board of directors. Options are granted at per share amounts as determined by the Committee, but not less than the fair market value, as defined in the 1995 Plan, at the date of the grant. All outstanding options vest at various times, not to exceed 10 years, through 2006.

         A summary of changes in options outstanding under the 1995 and 1992 Plans during fiscal 1996 and 1995 is as follows:


                                            NUMBER          PRICE PER
                                            OF SHARES         SHARE
                                           ---------------------------
         Outstanding at
            March 31, 1994                  383,223         1.38-3.19
                  Granted                   136,167         0.45-1.56
                  Expired                  (145,068)        0.72-3.19
                                           ---------------------------
         Outstanding at
            March 31, 1995                  374,322         0.45-3.19
                  Granted                   294,500         0.41-2.19
                  Expired                  (171,232)        0.45-2.19
                                           ---------------------------
         Outstanding at
            March 31, 1996                  497,590        $0.45-$3.19
                                           ===========================
         Exercisable at
            March 31, 1996                  381,465
                                           ========
         Available for grant at
            March 31, 1996                  375,112
                                           ========


         In addition to the 1995 Plan, the Company has granted nonqualified options which are fully vested and become exercisable on various dates through fiscal 2005. A summary of changes in the outstanding nonqualified options during fiscal 1996 and 1995 is as follows:


                                            NUMBER          PRICE PER
                                            OF SHARES         SHARE
                                           ---------------------------
         Outstanding at
             March 31, 1994                 35,000         $1.63-$1.75
                  Granted                   10,000         $0.72
                                           ---------------------------
         Outstanding at
            March 31, 1995                  45,000         $0.72-$1.75
                                           ---------------------------
         Outstanding at
            March 31, 1996                  45,000         $0.72-$1.75
                                            ==========================
         Exercisable at
            March 31, 1996                  45,000
                                            ======

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, a new standard of accounting and reporting for stock-based compensation plans. The Company is not required to adopt the new standard until fiscal year 1997. The Company expects to continue to measure compensation cost for its stock option plans using the intrinsic value based method of accounting it has historically used and, therefore, the new standard is not expected to effect the Company's operating results. The Company's financial statement disclosures will be expanded in fiscal year 1997, as required, to include pro forma disclosures as if the fair value based method of accounting had been followed.


STOCK WARRANTS

         In connection with various financing transactions the Company has issued warrants to purchase common stock of the Company. A summary of warrants outstanding at March 31, 1996, is as follows:

                           Number           Exercise
         Year Issued       of Warrants      Price             Expiration
         -----------       -----------      -----             ----------

         1988                1,785          $5.60             November 1998
         1990               16,045          $1.75             August 1996
         1994              135,000          $3.60             December 1997
         1995              500,000          $0.75-$1.00       June 2002
         1996              166,667          $2.25             February 2003
                           -------

         Total warrants
           outstanding     819,497
                           =======

         All of the above warrants are vested of March 31, 1996, except for 166,667 warrants issued in 1996, which vest periodically through February 2003.

STOCK PURCHASE RIGHT

         The Company has agreements with all shareholders of record prior to May 19, 1986 (other than the incorporators) which restrict the sale or transfer of common stock if such restricted shareholders are interested in selling their shares, they must first offer such shares to the Company. If the Company does not exercise its option within a specified number of days, the incorporating shareholders will have the same number of days to purchase the shares. Upon the expiration of the time period for both Rights, the shareholders would be free to sell the shares to outside parties. The method of determining the purchase price, if the stock purchase rights are exercised, is designated in each of the agreements.

6.  Operating Leases:

         The Company leases office space and certain equipment under operating leases which expire at various dates through 1999 with some leases containing options for renewal. Rent expense under these leases was $85,300 in fiscal 1996 and $92,600 in fiscal 1995. As of March 31, 1996, approximate future commitments under these operating leases, are as follows:

         1997                         $63,700
         1998                          63,700
         1999                          31,850

7.       Income Taxes:

         Deferred income taxes are recognized to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes with a valuation allowance recognized to reflect the uncertainty of the realization of the deferred tax assets. Significant components of the Company's deferred tax assets are as follows:

                                                  1996              1995
         ------------------------------------------------------------------
         Deferred tax assets and
           (Liabilities):
         Net operating loss
            carryforwards                      $ 1,293,200        1,799,600
         Capital loss
            carryforwards                          260,800          271,600
         Unearned revenue                           18,000           17,700
         Reserves not deductible                    12,500           26,200
         General business credits                   15,900           15,900
         Other assets                                9,200           20,300
         Other liabilities                         (29,900)            --
         Valuation allowance                    (1,579,700)      (2,151,300)
                                               ----------------------------
                                               $      --         $     --
                                               ============================

         At March 31, 1996 and 1995, the Company had established a full valuation allowance due to uncertainty as to the likelihood and timing of future taxable income. At March 31, 1996, the Company had net operating loss carryforwards of approximately $3,233,000 expiring at various dates through 2010. In addition, the Company has capital loss carryforwards of approximately $652,000.

8.  Savings and Retirement Plan:

         The Company sponsors a 401(k) savings and retirement plan which is available to all eligible employees. Under the plan, the Company may make a discretionary matching contribution equal to a percentage, as determined by the Company, of employee contributions. Discretionary matching contributions were approximately $7,400 in fiscal 1996 and $12,100 in fiscal 1995.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In May 1995, the Board of Directors of the Company decided to change the Company's independent accountants to Divine, Sherzer & Brody, Ltd. The Company's previous independent accountants, Arthur Andersen LLP, were dismissed. The Company filed a current report on Form 8-K dated May 31, 1995 to report that the Company dismissed Arthur Andersen LLP and retained new certifying accountants, Divine, Sherzer & Brody, Ltd. After a new senior management team was in place in the fall of 1995, the Board of Directors determined to change independent accountants to Coopers & Lybrand L.L.P. The Company's then-existing independent accountants, Divine, Sherzer & Brody, Ltd., were dismissed on January 26, 1996. The Company filed an additional current report on Form 8-K dated January 26, 1996 to report that the Company dismissed its prior certifying accountants, Divine, Sherzer & Brody, Ltd., and retained Coopers & Lybrand L.L.P. as its new certifying accountants to audit its financial statements for the fiscal year ended March 31, 1996.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(C)      DIRECTORS OF THE COMPANY

         The information under the captions "Election of Directors Nomination",
- -- Information About Nominees" and "-Other Information About Nominees" in the Company's 1996 Proxy Statement is incorporated herein by reference.

(D)      EXECUTIVE OFFICERS OF THE COMPANY

         The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in the Company's 1996 Proxy Statement is incorporated herein by reference.

(E)      COMPLIANCE WITH SECTION 16(a)

         The information under the caption "Section 16 Compliance" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (f)      1.       Exhibits

                           The exhibits to this Report are listed in the Exhibit Index on pages E-1 to E-3 below.

                           A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of June 27, 1996, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Eltrax Systems, Inc., Rush Lake Business Park, 1775 Old Highway 8, St. Paul, Minnesota 55112; Attn.: Shareholder Relations.

                  2.       Management Contracts

                           The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB pursuant to Item 13(a):

                           A. Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-18 (File No. 33-51456)).

                           B. From of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-18 (File No. 33- 51456)).

                           C. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-18 (File No. 33-51456)).

                           D. 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1995 (File No. 0-22190)).

         (b)      Reports on Form 8-K

         The Company filed a current report on Form 8-K dated May 31, 1995 to report that the Company dismissed its then previous certifying accountants, Arthur Andersen LLP, and retained new certifying accountants, Divine, Sherzer & Brody, Ltd. The Company also filed a current report on Form 8-K dated January 26, 1996 to report that the Company dismissed its prior certifying accountants, Divine, Sherzer & Brody, Ltd., and retained new certifying accountants, Coopers & Lybrand L.L.P.

         Subsequent to its fiscal year end the Company filed on form 8-K dated June 3, 1996 a report detailing its acquisition of Datatech through a merger.





                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ELTRAX SYSTEMS, INC.


Date:  June 26, 1996                        By  /s/ Mack V. Traynor
                                                Mack V. Traynor, Chief Executive
                                                Officer and President (principal
                                                executive officer, acting
                                                principal financial officer and
                                                principal accounting officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on June 26, 1996 by the following persons on behalf of the Company and in the capacities and on the dates indicated.




                                            Signature and Title


                                            /s/ Gene A. Bier
                                            Gene A. Bier, Director


                                            /s/ Patrick J. Dirk
                                            Patrick J. Dirk, Director


                                            /s/ Clunet R. Lewis
                                            Clunet R. Lewis, Director


                                            /s/ Thomas F. Madison
                                            Thomas F. Madison, Director


                                            /s/ Howard B. Norton
                                            Howard B. Norton, Director


                                            /s/ William P. O'Reilly
                                            William P. O'Reilly, Chairman of the
                                            Board


                                            /s/ Mack V. Traynor
                                            Mack V. Traynor, Director, Chief
                                            Executive Officer and President







                              ELTRAX SYSTEMS, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                      For Fiscal Year Ended March 31, 1996

Item No.          Item                                                 Method of Filing
2.1               Agreement and Plan of                                Incorporated by reference
                  Reorganization dated March 7,                        to Exhibit 2.1 to the
                  1991, by and among Eltrax                            Company's Registration
                  Systems, Inc., Eltrax Acquisition                    Statement on Form S-18
                  Corporation and Mindax                               (File No. 33-51456).
                  Corporation.

2.2               Agreement and Plan of Merger                         Incorporated by reference
                  dated as of May 14, 1996 by and                      to Exhibit 2.1 to the
                  among Eltrax Systems, Inc., a                        Company's current report
                  Minnesota corporation and a                          on Form 8-K filed June 3,
                  wholly owned subsidiary of                           1996 (File No. 0-22190).
                  Eltrax, Rudata Acquisition
                  Corporation, a Minnesota
                  Corporation and wholly owned
                  subsidiary of the Eltrax,
                  Nordata, Inc., a California
                  corporation ("Nordata") and
                  Rudata, Inc., A California
                  corporation ("Rudata") and Howard
                  B. and Ruby Lee Norton, as
                  amended pursuant to that First
                  Amendment to Agreement and Plan
                  of Merger dated as of May 17,
                  1996 by and among the same
                  parties.(1)

3.1               The Company's Restated Articles                      Incorporated by reference
                  of Incorporation, as amended.                        to Exhibit 3.1 to the
                                                                       Company's Registration
                                                                       Statement on Form S-18
                                                                       (File No. 33-51456).

3.2               The Company's Bylaws as amended.                     Incorporated by reference
                                                                       to Exhibit 3.2 to the
                                                                       Company's Registration
                                                                       Statement on Form S-18
                                                                       (File No. 33-51456).


- --------

         (1) Omitted from such exhibit, as files, are the remaining exhibits referenced in such agreement. The registrant will furnish supplementally a copy of any such exhibits to the Commission upon request.



Item No.          Item                                                 Method of Filing

4.1               Specimen Form of the Company's                       Incorporated by reference
                  Common Stock Certificate.                            to Exhibit 4.1 to the
                                                                       Company's Registration
                                                                       Statement on Form S-18
                                                                       (File No. 33-51456).

10.1              Sales Agreement, dated January                       Incorporated by reference
                  14, 1986, between the Company and                    to Exhibit 10.1 to the
                  MagTek, Inc., as amended by                          Company's Registration
                  letter agreement dated June 24,                      Statement on Form S-18
                  1987 and April 20, 1990.                             (File No. 33-51456).

10.2              Purchase Agreement, dated                            Incorporated by reference
                  November 9, 1988, between the                        to Exhibit 10.2 to the
                  Company and Scripps Memorial                         Company's Annual Report on
                  Hospitals, as amended January 21,                    Form 10-KSB for the year
                  1991.                                                ended March 31, 1995 (File
                                                                       No. 0-22190).

10.3              Lease Agreement (commencing April                    Incorporated by reference
                  15, 1993) between The Skillman                       to Exhibit 10.3 to the
                  Corporation and the Company.                         Company's Annual Report on
                                                                       Form 10-KSB for the year
                                                                       ended March 31, 1993 (File
                                                                       No. 0-22190).

10.4              1992 Stock Incentive Plan.                           Incorporated by reference
                                                                       to Exhibit 10.4 to the
                                                                       Company's Registration
                                                                       Statement on Form S-18
                                                                       (File No. 33-51456).

10.5              Marketing Agreement, dated                           Incorporated by reference
                  October 18,1989, between the                         to Exhibit 10.5 to the
                  Company and Shared Medical                           Company's Registration
                  Systems Corporation, as amended                      Statement on Form S-18
                  June 29, 1992.                                       (File No. 33-51456).

10.6              Form of Incentive Stock Option                       Incorporated by reference
                  Agreement.                                           to Exhibit 10.6 to the
                                                                       Company's Registration
                                                                       Statement on Form S-18
                                                                       (File No. 33-51456).

10.7              Form of Non-Statutory Option                         Incorporated by reference
                  Agreement.                                           to Exhibit 10.7 to the
                                                                       Company's Registration
                                                                       Statement on Form S-18
                                                                       (File No. 33-51456).

10.8              License Agreement, dated April                       Incorporated by reference
                  15, 1992, between E.I. DuPont de                     to Exhibit 10.8 to the
                  Nemours Company and the Company.                     Company's Registration
                                                                       Statement on Form S-18
                                                                       (File No. 33-51456).

10.9              Purchase Agreement, dated                            Incorporated by reference
                  September 5, 1985, between the                       to Exhibit 10.9 to the
                  Company and Medes, Inc., as                          Company's Registration
                  amended August 28, 1989.                             Statement on Form S-18
                                                                       (File No. 33-51456).

10.10             Form of Non-Employee Director                        Incorporated by reference
                  Stock Option Agreement.                              to Exhibit 10.10 to the
                                                                       Company's Annual Report on
                                                                       Form 10KSB for the year
                                                                       ended March 31, 1993 (File
                                                                       No. 0-22190).

10.11             1995 Stock Incentive Plan                            Incorporated by reference
                                                                       to Exhibit 10.12 to the
                                                                       Company's Annual Report on
                                                                       Form 10-KSB for the year
                                                                       ended March 31, 1995 (File
                                                                       No. 0-22190).

10.12             Asset Purchase Agreement dated                       Filed herewith.
                  February 19, 1996 between the
                  Company and Emerald Archiving,
                  Inc.

10.13             Employment Agreement dated June                      Filed herewith.
                  7, 1996 between Robert Taylor and
                  the Company.

10.14             Employment and Noncompetition                        Incorporated by reference
                  Agreement dated as of May 17,                        to Exhibit 2.4 to the
                  1996 by and between Nordata,                         Company's current report
                  Inc., and Ruby Lee Norton, an                        on Form 8-K filed June 3,
                  individual residing in the state                     1996 (File No. 0-22190).
                  of California.

10.15             Employment and Noncompetition                        Incorporated by referenced
                  Agreement dated as of May 17,                        to Exhibit 2.5 to the
                  1996 by and between Nordata,                         Company's current report
                  Inc., and Howard B. Norton, an                       on Form 8-K filed June 3,
                  individual residing in the state                     1996 (Form No. 0-22190).
                  of California.

21.0              List of Subsidiaries.                                Filed herewith.







CORPORATE OFFICER                          CORPORATE INFORMATION

Mack V. Traynor, III                       CORPORATE HEADQUARTERS
President, Chief Executive
Officer, Director,                         Rush Lake Business Park
Acting Chief Financial Officer             1775 Old Highway 8
                                           St. Paul, Minnesota  55112
BOARD OF DIRECTORS                         Telephone:  (612) 633-8373
                                           Facsimile:  (612) 633-8372

William P. O'Reilly                        SHAREHOLDER INFORMATION
Chairman of the Board,
Eltrax Systems, Inc.                       A copy of the Company's 1996 Annual
Chairman of the Board                      Report on Form 10-KSB as filed with
                                           the Securities and Exchange
Mack V. Traynor, III                       Commission is available by writing
President, Chief Executive Officer,        to Mack V. Traynor, III, Chief
Acting Chief Financial Officer             Executive Officer, at the corporate
Eltrax Systems, Inc.                       headquarters of Eltrax Systems, Inc.

Patrick J. Dirk
Eltrax Systems, Inc.                       ANNUAL MEETING
Chairman of the Board
Pierce Companies, Inc.                     Shareholders, employees and friends
                                           are invited to attend the Annual
Gene A. Bier                               Meeting of Eltrax Systems, Inc. on
Retired Vice President and Chief           Tuesday, July 23, 1996, at 10:00a.m.
Executive Officer                          at the Sheraton Park Place Hotel,
Minnesota Northwestern Bell                1500 Park Place Boulevard,
                                           Minneapolis, Minnesota
Clunet R. Lewis
                                           STOCK LISTING
Howard B. Norton
Vice President Datatech                    NASDAQ SmallCap Market System
                                           symbol:           ELTX
Thomas F. Madison
President and Chief Executive Officer
MLM Partners                               LEGAL COUNSEL

INDEPENDENT ACCOUNTANTS                      Oppenheimer Wolff & Donnelly
                                             45 South Seventh Street
Coopers & Lybrand L.L.P.                     Suite 3400
IBM Park Building, Suite 1300                Minneapolis, Minnesota  55402
650 Third Avenue South
Minneapolis, Minnesota  55102-4333         TRANSFER AGENT AND REGISTRAR

CORPORATE SECRETARY                        Norwest Bank Minnesota, N.A.
                                           Stock Transfer Department
Thomas R. Marek                            161 North Concord Exchange
Secretary                                  So. St. Paul, Minnesota  555075-0738
Partner
Oppenheimer Wolff & Donnelly               Communications concerning change of
                                           address or stock certificates should
                                           be directed to the transfer agent.