Form 10QSB
period 1996-06-03
ELTRAX SYSTEMS INC
filed 1996-08-15
CIK 797448

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the Quarter Ended June 30, 1996

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _________ to _________


         Commission file number 0-22190


                              ELTRAX SYSTEMS, INC.
        (Exact name of small business Issuer as specified in its charter)


          MINNESOTA
(State or other jurisdiction                            41-1484525
of incorporation or organization)          (I.R.S. Employer Identification No.)


            Rush Lake Business Park, 1775 Old Highway 8, Suite 111
                            St. Paul, Minnesota 55112
                    (Address of principal executive offices)

                                 (612) 633-8373
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes __X__   No ____


Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of August 8, 1996: 6,583,563


                      PART I - ITEM 1. FINANCIAL STATEMENTS

                              ELTRAX SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                             JUNE 30,           MARCH 31,
                                               1996               1996
                                           ------------       ------------
                                           (Unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                $    865,139       $    480,523
  Short-term investments                        583,613          1,384,886
  Accounts receivable, net                    3,662,924            223,991
  Inventories                                 1,966,725             57,091
  Prepaid expenses                               43,221             26,510
  Note receivable - current                      82,167             81,832
                                           ------------       ------------

    Total current assets                      7,203,789          2,254,833

Furniture and equipment, net                     74,508             42,514
Deferred income taxes                         1,342,368
Intangible assets, net                        5,243,523
Note receivable - non current                   187,469            198,658
Lease contracts receivable                       44,398               --
Other assets                                     10,500               --
                                           ------------       ------------

                                           $ 14,106,555       $  2,496,005
                                           ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                         $  3,668,778       $     65,537
  Accrued expenses                              993,900             74,199
  Unearned revenue                               84,927             70,807
  Deferred income taxes                         444,398               --
  Income tax payable                            392,946               --
                                           ------------       ------------

    Total current liabilities                 5,584,949            210,543

Shareholders' equity:
  Preferred stock                                29,163             29,163
  Common stock, at $ .01 par value               65,837             44,971
  Additional paid-in capital                 13,834,000          7,622,100
  Accumulated deficit                        (5,407,394)        (5,410,772)
                                           ------------       ------------

    Total shareholders' equity                8,521,606          2,285,462
                                           ------------       ------------

                                           $ 14,106,555       $  2,496,005
                                           ============       ============

See accompanying Notes to Condensed Consolidated Financial Statements.



                              ELTRAX SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended June 30,
                                                       -----------------------------
                                                           1996              1995
                                                       -----------       -----------
REVENUE                                                $ 2,998,436       $   283,671

COST OF REVENUE                                          2,309,260           131,598

                                                       -----------       -----------

  Gross Profit                                             689,176           152,073

OPERATING EXPENSES:
  Selling, general and administrative                      611,248           211,384
  Amortization of intangible assets                         53,420              --
  Product development                                       38,017            11,774
                                                       -----------       -----------

    Total operating expenses                               702,685           223,158
                                                       -----------       -----------


    Operating loss                                         (13,509)          (71,085)

INVESTMENT INCOME, NET                                      16,887            33,289

    Gain (loss) from continuing operations                   3,378           (37,796)

DISCONTINUED DIGITAL IMAGING ARCHIVING OPERATIONS             --             (11,121)

                                                       -----------       -----------

    Net income (loss)                                  $     3,378       $   (48,917)
                                                       ===========       ===========

NET INCOME (LOSS) PER COMMON SHARE AND
  COMMON SHARE EQUIVALENTS:

  CONTINUING OPERATIONS                                $      0.00       $     (0.01)
                                                       ===========       ===========

  DISCONTINUED OPERATIONS                              $      0.00       $     (0.00)
                                                       ===========       ===========

  NET INCOME (LOSS) PER SHARE                          $      0.00       $     (0.01)
                                                       ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                      5,811,031         3,686,629
                                                       ===========       ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                              ELTRAX SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                           Three Months Ended June 30,
                                                                          -------------------------------
                                                                               1996              1995
                                                                          ------------       ------------
OPERATING ACTIVITIES
  Net income (loss)                                                        $     3,378       $   (48,917)
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided from operating activities:
      Amortization                                                              53,420              --
      Depreciation                                                               6,961            20,940
      Unrealized loss on short-term investments                                  1,194              --
      Changes in current operating items excluding impact of Datatech acquisition:
        Accounts receivable                                                    222,209           (14,659)
        Inventories                                                            428,919            57,517
        Prepaid expenses                                                       (16,712)            2,277
        Other assets                                                              (727)             --
        Accounts payable                                                      (781,420)           (3,603)
        Accrued expenses                                                        (9,968)          (24,148)
        Unearned revenue                                                         8,092            60,861
        Income tax payable                                                     (22,376)             --
                                                                           -----------       -----------

      Net cash from (used in) provided by operating activities:               (107,030)           50,268
                                                                           -----------       -----------

INVESTING ACTIVITIES
  Cash consideration paid for Datatech,  net of cash acquired                 (326,929)             --
  Purchases of Furniture and Equipment                                         (10,271)             --
  Purchases of short-term investments                                             --            (199,579)
  Proceeds from sales of short-term investments                                800,081           265,561
                                                                           -----------       -----------

      Net cash provided by investing activities:                               462,881            65,982
                                                                           -----------       -----------

FINANCING ACTIVITIES
  Proceeds from issuances of common stock                                       28,765           350,001
                                                                           -----------       -----------

    Increase in cash and cash equivalents                                      384,616           466,251

CASH AND CASH EQUIVALENTS
Beginning of period                                                            480,523           194,079
                                                                           -----------       -----------

End of period                                                              $   865,139       $   660,330
                                                                           ===========       ===========

NON CASH INVESTING AND FINANCING ACTIVITIES:

  Transaction related expenses of Datatech acquisition incured
       but unpaid as of June 30, 1996                                      $   132,437

  Issuance of 2,068,000 shares of common stock as partial
       consideration for Datatech                                          $ 6,204,000

     See accompanying Notes to Condensed Consolidated Financial Statements.

                              ELTRAX SYSTEMS, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996

                                   (Unaudited)


1.       Unaudited Statements

         The accompanying unaudited condensed consolidated financial statements have been prepared by Eltrax Systems, Inc. (the "Company" or "Eltrax") in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted.

         In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position as of June 30, 1996 and the results of operations and cash flows for the periods ended June 30, 1996 and June 30, 1995. The Company has a March 31 fiscal year end. The condensed consolidated financial statements include the accounts of Nordata, Inc. and Rudata, Inc. (dba Datatech) since the date of acquisition on May 17, 1996. All significant intercompany transactions have been eliminated.

         It is suggested that these condensed financial statements be read in conjunction with the financial statements and the related notes thereto included in the Company's Annual Report to Shareholders for fiscal year 1996, and the Company's current report on Form 8-K filed with the Commission on August 5, 1996.

2.       Acquisition of Datatech

         On May 17, 1996, pursuant to an Agreement and Plan of Merger dated as of May 14, 1996 (the "Merger Agreement") by and among Eltrax, a Minnesota corporation, Datatech Acquisition Corporation, a Minnesota corporation and a wholly-owned subsidiary of Eltrax, Rudata Acquisition Corporation, a Minnesota corporation and wholly-owned subsidiary of Eltrax, Nordata, Inc. ("Nordata"), a California corporation and Rudata, Inc. ("Rudata"), a California corporation and Howard B. and Ruby Lee Norton (collectively the "Shareholders"), Datatech Acquisition Corporation merged with and into Nordata, and Rudata Acquisition Corporation separately merged with and into Rudata, whereupon the separate existences of each of Datatech Acquisition Corporation and Rudata Acquisition Corporation ceased and Nordata and Rudata continue as the surviving corporations and as wholly-owned subsidiaries of Eltrax (the "Merger"), with Nordata and Rudata doing business as "Datatech".

         Pursuant to the terms of the Merger Agreement, upon the closing of the Merger on May 17, 1996, 1,983,000 unregisterd shares of Eltrax were issued to Howard B. and Ruby Lee Norton, as community property, in connection with the merger of Datatech Acquisition Corp. with and into Nordata and $1,016,000 cash was paid to the Shareholders in connection with the merger of Rudata Acquisition Corp. with and into Rudata. In addition, the Company paid broker fees consisting of 85,000 unregisterd shares of the Company's common stock and cash of $160,000. Of the 1,983,000 shares issued to the Shareholders, 450,000 shares (the "Escrowed Shares") were issued in the name of Emseg & Co., as Escrow Agent under the terms of that certain Escrow Agreement between Eltrax, the Shareholders, and Norwest Bank Minnesota, National Association, the terms of which provide for the release of the Escrowed Share to the Shareholders on May 17, 1998, subject to certain claims and conditions. All of the acquired shares issued to the Shareholders in connection with the Merger are "restricted stock," as defined in the rules promulgated under the Securities Act of 1933, as amended, and have certain Form S-3 demand and "piggyback" registration rights. The expenses of any such registration will be borne by the Company.

         The acquisition of Datatech has been accounted for as a purchase and, accordingly, the results of Datatech's operations have been included in the Company's results since May 17, 1996.

         The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. This allocation resulted in intangibles net of amortization of approximately $5.2 million, which is expected to consist principally of goodwill to be amortized over 15 years. The allocation of the purchase price will be finalized during fiscal year 1997.


         The following summary, prepared on a pro forma basis, combines the results of operations as if Datatech had been acquired as of the beginning of the periods presented, after including the impact of purchase accounting adjustments:

                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                      1996             1995
                                                   ----------       ----------

         Revenue                                   $6,008,158       $4,097,565

         Income from continuing operations         $   18,000       $   42,000

         Income from continuing operations         $     0.00       $     0.01
            per share

         The pro forma information is presented for informational purposes only is not necessarily indicative of the results of operations that would have occured had the Datatech acquisition been consummated as of the above dates, nor are they indicative of future operating results.

3.       Income (Loss) Per Share

         Income (loss) per common and common stock equivalent shares are computed by dividing net earnings (loss) by the weighted average number of common and common stock equivalent shares outstanding during the respective periods. Common stock equivalent shares included in the computation represent shares issuable upon assumed exercise of stock options and warrants which would have had a dilutive effect.



Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1995:

Total revenue for the three months ended June 30, 1996 increased by $2,714,800, to $2,998,400 when compared to sales of $283,700 for the three months ended June 30, 1995. The increase resulted from revenue of $2,793,600 from Datatech which is included from May 17, 1996 to June 30, 1996, and lower card system sales of $78,800. Datatech's historical revenue for the three months ended June 30, 1996 increased by $1,990,900, or 52.2% to $5,803,300 when compared to sales of $3,812,400 for the three months ended June 30, 1995.

Gross profit margin as a percentage of sales for the three months ended June 30, 1996, was 23.0%. Management anticipates overall margins in future quarters will be slightly lower than the results of the three months ended June 30, 1996. Datatech's historical gross profit margin for the three months ended June 30, 1996, was 19.7% compared to 20.3% for the same period last year.

Operating expenses increased by $479,500, to $702,700 compared to operating expenses of $223,200 for the three months ended June 30, 1995. The increase in operating expenses resulted from an increase in selling, general and administrative and product development expenses. Selling, general and administrative expenses increased by $453,300 to $664,700 compared to $211,400 for the three months ended June 30, 1995, due primarily to the Datatech selling, general and administrative expenses of $483,100, and amortization of intangible assets of $53,400 which are amortized over 5 to 15 years. Product development expenses increased by $26,243 during the three months ended June 30, 1996 compared to the same period last year. Datatech's historical operating expenses for the three months ended June 30, 1996 increased $346,600, or 59.4% to $929,900 compared to operating expenses of $583,300 for the three months ended June 30, 1995.

As of August 8, 1996 the Company had the equivalent of approximately twenty sales, sales support and sales management personnel compared to approximately two and one half as of June 30, 1995. This increase resulted from the acquisition of Datatech. Management believes the existing sales, sales support and sales management staff is adequate to approximately maintain existing sales levels for the near term, however additional personnel may be needed to support an increased level.

Although the Company continues to make additional software enhancements to its existing products, no significant product development efforts are currently underway. Management believes the Company's resources would be better utilized by acquiring or marketing products and services of other companies rather than internally developing new products.

Net investment income was nearly $16,400 lower during the three months ending June 30, 1996 compared to the same period last year. Most of the decrease is due to lower interest rates and the use of cash to acquire Datatech during the three months ended June 30, 1996.

                         LIQUIDITY AND CAPITAL RESOURCES

JUNE 30, 1996 COMPARED TO JUNE 30, 1995:

The level of cash, cash equivalents and short-term investments decreased by $416,700 from March 31, 1996 to June 30, 1996. This decrease is primarily due to the acquisition of Datatech in which cash consideration paid for Datatech, net of cash acquired, was $326,929, with the remainder primarily due to transaction related costs of acquiring Datatech. See Item 1 under "Financial Statements" footnote 3 entitled Acquisition of Datatech of this Form 10-QSB for additional information regarding the terms of this acquisition.

Although there can be no assurances that additional financing will not be required, the Company has made changes in its operations that it believes will provide it with the appropriate financial structure to enable the Company to meet its liquidity and capital needs for the foreseeable future.

Management believes that inflation will not have a material effect on the Company's operations, financial condition or amounts associated with expected capital equipment expenditures.


                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         None.


Item 2.  Changes in Securities

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders held on July 23, 1996, holders of Eltrax Common Stock voted in favor of the following actions:
         (i) the election of the following nominees to the Board of Directors:
         Gene A. Bier, Patrick J. Dirk, Clunet R. Lewis, Thomas F. Madison, Howard B. Norton, William P. O'Reilly, Mack V. Traynor, III, each of whom received more than 3,859,700 shares voting in favor of their election (out of a total of 3,880,645 shares of Eltrax Common Stock represented in person or by proxy), and (ii) approval of the Company's Proposal to amend article III, section 3.1 of the Company's amended and restated articles of incorporation to increase the number of authorized shares of common stock from 8,000,000 to 50,000,000, for which 3,794,008 shares were voted in favor of adoption and 86,637 shares were voted against adoption.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.0 Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company filed an amendment No.1 to its Current report on Form 8-K on August 5, 1996, which amends the financial statements, exhibits or other portions of its Current Report on Form 8-K, which was initially filed with Commission on June 3, 1996, to include the following:

                  Report Of Independent Accountants as of July 31, 1996

                  Combined Balance Sheets As Of December 31, 1995 And March 31, 1996,(Unaudited))

                  Combined Statements Of Income For The Years Ended December 31, 1995 And 1994 And For The Three-Month Periods Ended March 31, 1996 and 1995 (Unaudited)

                  Combined Statements Of Stockholders' Equity For The Years Ended December 31, 1995 And 1994 And For The Three-Month Period Ended March 31, 1996 (Unaudited)

                  Combined Statements Of Cash Flows For The Years Ended December 31, 1995 And 1994 And For The Three-Month Periods Ended March 31, 1996 And 1995 (Unaudited)

                  Pro Forma Financial Information With Respect To Eltrax And Datatech

         The June 3, 1996 original filing of the Form 8-K described the Company's acquisition of Nordata, Inc. and Rudata, Inc. (collectively "Datatech").


                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Eltrax Systems, Inc.
                                      (the "Registrant")



Date: August 14, 1996                 /s/ Mack V. Traynor
                                      ----------------------------------------
                                      Mack V. Traynor, Chief Executive Officer
                                      and President (principal executive
                                      officer, acting principle financial
                                      officer and acting principal accounting
                                      officer)