Form 10-Q
period 1996-09-30
ELTRAX SYSTEMS INC
filed 1996-11-14
CIK 797448

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
     1934

          For the Quarter Ended September 30, 1996

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ________________ to ________________

               Commission file number 0-22190

                   ---------------------------------------

                              ELTRAX SYSTEMS, INC.
        (Exact name of small business Issuer as specified in its charter)


          MINNESOTA                                      41-1484525
        (State or other jurisdiction        (I.R.S. Employer Identification No.)
     of incorporation or organization)


            Rush Lake Business Park, 1775 Old Highway 8, Suite 111,
                           St. Paul, Minnesota 55112
                    (Address of principal executive offices)

                                (612) 633-8373
                          (Issuer's telephone number)

                   ---------------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
 Yes  X   No     .
    -----   -----

Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of November 6, 1996: 7,546,813
                        ---------

                     PART I - ITEM 1. FINANCIAL STATEMENTS


                             ELTRAX SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET


                                                 SEPTEMBER 30,     MARCH 31,
                                                     1996            1996
                                                 -------------    -----------
ASSETS:                                           (Unaudited)
Current assets:
 Cash and cash equivalents                          $  632,331    $   480,523
 Short-term investments                                  --         1,384,886
 Accounts receivable, net                            4,177,775        223,991
 Inventories                                         1,511,987         57,091
 Prepaid expenses                                       45,595         26,510
 Note receivable - current                              98,223         81,832
                                                 -------------    -----------

  Total current assets                               6,465,911      2,254,833

Furniture and equipment, net                            91,098         42,514
Deferred income taxes                                1,342,368          --
Intangible assets, net                               4,407,183          --
Note receivable - non current                          146,483        198,658
Lease contracts receivable                              34,072          --
Other assets                                            14,185          --
                                                 -------------    -----------

                                                   $12,501,300    $ 2,496,005
                                                 -------------    -----------
                                                 -------------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                                  $ 3,425,050    $    65,537
 Accrued expenses                                      509,413         74,199
 Unearned revenue                                       67,584         70,807
 Deferred income taxes                                 444,398          --
 Deferred interest income                                4,617          --
 Income tax payable                                    130,669          --
                                                 -------------    -----------

  Total current liabilities                          4,581,731        210,543

Shareholders' equity:
 Preferred stock                                         --            29,163
 Common stock, at $.01 par value                        65,863         44,971
 Additional paid-in capital                         13,321,039      7,622,100
 Accumulated deficit                                (5,467,333)    (5,410,772)
                                                 -------------    -----------

  Total shareholders' equity                         7,919,569      2,285,462
                                                 -------------    -----------

                                                   $12,501,300    $ 2,496,005
                                                 -------------    -----------
                                                 -------------    -----------

    See accompanying Notes to Condensed Consolidated Financial Statements.

                             ELTRAX SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)


                                                   Three Months Ended September 30,               Six Months Ended September 30,
                                                   --------------------------------               ------------------------------
                                                        1996              1995                        1996              1995
                                                   --------------    --------------               -------------     ------------
REVENUE                                              $  6,147,340        $  192,114                $  9,145,776       $  475,785

COST OF REVENUE                                         4,864,142            62,917                   7,173,402          194,515
                                                   --------------    --------------               -------------     ------------

 Gross Profit                                           1,283,198           129,197                   1,972,374          281,270

OPERATING EXPENSES:
 Selling, general and administrative                    1,259,768           140,078                   1,871,016          351,462
 Amortization of intangible assets                         68,690             --                        122,110            --
 Product development                                       29,439            16,881                      67,456           28,655
                                                   --------------    --------------               -------------     ------------

  Total operating expenses                              1,357,897           156,959                   2,060,582          380,117
                                                   --------------    --------------               -------------     ------------


  Operating loss                                          (74,699)          (27,762)                    (88,208)         (98,847)

INVESTMENT INCOME, NET                                     14,760            20,761                      31,647           54,050

 Loss from continuing operations                          (59,939)           (7,001)                    (56,561)         (44,797)

DISCONTINUED DIGITAL IMAGING ARCHIVING OPERATIONS           --              (67,795)                      --             (78,916)
                                                   --------------    --------------               -------------     ------------

 Net loss                                              $  (59,939)       $  (74,796)                 $  (56,561)     $  (123,713)
                                                   --------------    --------------               -------------     ------------
                                                   --------------    --------------               -------------     ------------
NET LOSS PER COMMON SHARE AND
 COMMON SHARE EQUIVALENTS:

 CONTINUING OPERATIONS                                 $    (0.01)       $    (0.00)                 $    (0.01)     $     (0.01)
                                                   --------------    --------------               -------------     ------------
                                                   --------------    --------------               -------------     ------------

 DISCONTINUED OPERATIONS                               $     0.00        $    (0.02)                 $     0.00      $     (0.02)
                                                   --------------    --------------               -------------     ------------
                                                   --------------    --------------               -------------     ------------

 NET LOSS PER SHARE                                    $    (0.01)       $    (0.02)                 $    (0.01)     $     (0.03)
                                                   --------------    --------------               -------------     ------------
                                                   --------------    --------------               -------------     ------------

WEIGHTED AVERAGE SHARES OUTSTANDING                     6,586,313         4,440,559                   6,586,313        4,065,654
                                                   --------------    --------------               -------------     ------------
                                                   --------------    --------------               -------------     ------------


     See accompanying Notes to Condensed Consolidated Financial Statements.

                             ELTRAX SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                Six Months Ended September 30,
                                                                ------------------------------
                                                                      1996           1995
                                                                  ------------   ------------
OPERATING ACTIVITIES
 Net income (loss)                                                 $  (56,561)   $  (123,713)
 Adjustments to reconcile net income (loss) to net
  cash (used in) provided from operating activities:
   Amortization                                                       122,110          --
   Depreciation                                                        17,425         41,086
   Unrealized loss on short-term investments                            1,192          --
   Changes in current operating items, net of effects of
        Datatech acquisition:
    Accounts receivable                                              (279,632)        78,971
    Inventories                                                       883,656         24,600
    Prepaid expenses                                                  (19,085)       (14,658)
    Other assets                                                        2,835          --
    Accounts payable                                               (1,176,618)       (29,863)
    Accrued expenses                                                  119,872        (24,712)
    Deferred interest                                                  (2,158)         --
    Unearned revenue                                                   (3,223)        74,457
    Income tax payable                                               (284,653)         --
                                                                  ------------   ------------

   Net cash from (used in) provided by operating activities:         (674,840)        26,168
                                                                  ------------   ------------
INVESTING ACTIVITIES
 Cash paid in connection with acquisition of Datatech, net
     of cash acquired                                                (689,549)         --
 Purchases of Furniture and Equipment                                 (37,325)         --
 Purchases of short-term investments                                    --          (718,482)
 Proceeds from sales of short-term investments                      1,383,694        473,757
                                                                  ------------   ------------

 Net cash provided by investing activities:                           656,820       (244,725)
                                                                  ------------   ------------

FINANCING ACTIVITIES
 Proceeds from issuances of common stock                              169,828        357,330
                                                                  ------------   ------------

  Increase in cash and cash equivalents                               151,808        138,773

CASH AND CASH EQUIVALENTS
Beginning of period                                                   480,523        194,079
                                                                  ------------   ------------

End of period                                                      $  632,331     $  332,852
                                                                  ------------   ------------
                                                                  ------------   ------------

NON CASH INVESTING AND FINANCING ACTIVITIES:

 Transaction related expenses of Datatech acquisition
   incurred but unpaid as of September 30, 1996                                   $    2,355

 Common Stock Consideration for Datatech Acquisition
   Original issuance of 2,068,000 shares                                          $5,955,840
   Return of 100,000 shares resulting from settlement of
     escrowed shares                                                              $ (435,000)
                                                                                 ------------
       Net of 1,968,000 shares issued as partial consideration                     5,520,840
                                                                                 ------------
                                                                                 ------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                              ELTRAX SYSTEMS, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

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

     In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position as of September 30, 1996 and the results of operations and cash flows for the periods ended September 30, 1996 and September 30, 1995. The condensed consolidated financial statements include the accounts of Nordata, Inc. and Rudata, Inc. ("Datatech") since the date of acquisition on May 17, 1996. All significant intercompany transactions have been eliminated.

     These condensed financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company's Annual Report to Shareholders for fiscal year 1996, and the Company's Current Reports on Form 8-K filed with the Commission on June 3, 1996, August 5, 1996, October 25, 1996 and November 12, 1996.

     The Company has had a March 31 fiscal year-end but subsequent to September 30, 1996 filed with the Internal Revenue Service to change its fiscal year-end to a calendar year effective December 31, 1996.

2.   ACQUISITION OF DATATECH

     On May 17, 1996, pursuant to an Agreement and Plan of Merger dated as of May 14, 1996 (the "Datatech Merger Agreement") by and among Eltrax, Datatech Acquisition Corporation, a Minnesota corporation and a wholly-owned subsidiary of Eltrax, Rudata Acquisition Corporation, a Minnesota corporation and wholly-owned subsidiary of Eltrax, Nordata, Inc. ("Nordata"), a California corporation and Rudata, Inc. ("Rudata"), a

     California corporation and Howard B. and Ruby Lee Norton, Datatech Acquisition Corporation merged with and into Nordata, and Rudata Acquisition Corporation separately merged with and into Rudata, whereupon the separate existences of each of Datatech Acquisition Corporation and Rudata Acquisition Corporation ceased and Nordata and Rudata continued as the surviving corporations and as wholly-owned subsidiaries of Eltrax, with Nordata and Rudata doing business as "Datatech".

     The acquisition of Datatech has been accounted for as a purchase and, accordingly, the results of Datatech's operations have been included in the Company's results since May 17, 1996.

     During the quarter ended September 30, 1996, certain adjustments to the purchase price were made, pursuant to the completion of audits of Datatech and allocation of the excess purchase price over the value of the net assets was calculated. This allocation resulted in intangible assets of approximately $ 4.6 million, which principally consists of goodwill to be amortized over 15 years. In addition, as a result of this acquisition, the Company reversed its $1,342,000 valuation allowance on its deferred tax assets.

     The following summary, prepared on a pro forma basis, combines the results of operations as if Datatech had been acquired as of the beginning of the periods presented, after including the impact of purchase accounting adjustments:

                                              Three Months Ended September 30,
                                              --------------------------------
                                                   1996           1995
                                                   ----           ----
                                                   (Actual)

     Revenue                                     $ 6,147,340    $ 4,940,552

     Income (loss) from continuing operations    $   (59,939)   $   157,452

     Income (loss) from continuing operations    $    (.01)     $     .02
        per share

                                              Six Months Ended September 30,
                                              ------------------------------
                                                   1996           1995
                                                   ----           ----
     Revenue                                     $ 12,155,497   $ 9,038,117

     Income (loss) from continuing operations    $    (15,264)  $   238,869

     Income (loss) from continuing operations    $       (.00)  $       .04
        per share

     The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the Datatech acquisition been consummated as of the above dates, nor are they indicative of future operating results. See Note 5 for stockholders equity change information due to the Datatech acquisition.

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

4.   SUBSEQUENT EVENTS

     Pursuant to an Agreement and Plan of Merger dated as of October 31, 1996 (the "ANS Merger Agreement") by and among Eltrax, ANS Acquisition Corporation, a North Carolina corporation and a wholly owned subsidiary of Eltrax, Atlantic Network Systems, Inc., a North Carolina corporation ("ANS"), and Walter C. Lovett, Douglas L. Roberson and B. Taylor Koonce, (the "ANS Shareholders"), ANS Acquisition Corporation merged with and into ANS, whereupon the separate existence of ANS Acquisition Corporation ceased and ANS continues as the surviving corporation and as a wholly owned subsidiary of Eltrax.

     950,000 shares of Eltrax common stock, $.01 per value per share, were issued in connection with this merger which represented approximately 12.6% of the outstanding shares of Eltrax common stock after closing and approximately 14.4% of the issued and outstanding shares of Eltrax common stock prior to the closing. These shares were restricted, as defined in the Securities Act of 1933, as amended, and carry certain specified registration rights. All expenses of such registration will be borne by the Company. Of the 950,000 shares issued in this merger, 50,000 shares were deposited into an escrow account to secure certain representations and warranties for a period of six months.

     Pursuant to the terms of the ANS Merger Agreement, Eltrax elected Walter C. Lovett to the Board of Directors of Eltrax, effective on November 1, 1996.

     The Company agreed to assist the ANS Shareholders in the resale of certain shares, after January 31, 1997, if the ANS Shareholders request such assistance. In addition, ANS entered into an Employment and Non-Competition Agreement with each of the ANS Shareholders, the terms of which generally provide for the employment by ANS, non-competition, and compensation for a period of five years from October 31, 1996. These agreements are fully described in the Company's Form 8-K filed with the Securities and Exchange Commission on November 12, 1996.

     For accounting purposes, it is intended that the Merger will be treated as a pooling-of-interests transaction under APB Opinion No. 16. The ANS Merger is completely described in the Company's Current Report on Form 8-K filed November 12, 1996.

     In an unrelated transaction, on October 31, 1996 the Company entered into a $5.0 million Revolving Credit Agreement with State Street Bank and Trust Company of Boston, Massachusetts. This credit facility is secured by all of the assets of the Company and provides for borrowings based upon a percentage of certain eligible accounts receivable and inventory levels of the Company, which for now excludes the ANS accounts receivable and inventory. Using accounts receivable and inventory as of September 30, 1996, the borrowing base would have been $2.9 million.

     On November 13, 1996, the Company announced the proposed sale of its health card business. This transaction will have no significant impact on the Company's balance sheet. During the second quarter, the health card business had revenues of $135,000. During the same period the cost of sales and operating expenses (excluding corporate overhead allocations) totaled approximately $260,000.

5.   CHANGES IN STOCKHOLDERS EQUITY

     The following table illustrates the changes in stockholder's equity during the six months ended September 30, 1996:

                                                                                      ADDITIONAL
                               COMMON STOCK                PREFERRED STOCK            PAID-IN         ACCUMULATED
                           SHARES         AMOUNT        SHARES         AMOUNT         CAPITAL         DEFICIT            TOTAL
                           ------         ------        ------         ------         -------         -------            -----
Balances,
   March 31, 1996         4,497,063      $44,971         4,000        $ 29,164      $ 7,622,099    $(5,410,772)        $2,285,462

Stock Options Exercised      56,250          562            --              --           94,266         --                 94,828
Warrants Exercised           25,000          250            --              --           74,750         --                 75,000
Preferred Converted          40,000          400        (4,000)        (29,164)          28,764         --                      0
Datatech Acquisition      1,968,000       19,680            --              --        5,501,160         --              5,520,840
Net Loss                         --           --            --              --               --        (56,561)           (56,561)
                          ---------      -------        -------       ---------     -----------    ------------        -----------

Balances, September
30, 1996 (unaudited)      6,586,313      $65,863             0        $      0      $13,321,039    $(5,467,333)        $7,919,569
                          ---------      -------        -------       ---------     -----------    ------------        -----------
                          ---------      -------        -------       ---------     -----------    ------------        -----------

     Certain statements in this Form 10-QSB and in the future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authrorized executive officer constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in customer demand and requirements, new product announcements, interest rate fluctuations, changes in federal income tax laws and regulations, competition, industry specific factors and world wide economic and
     business conditions.    The Company undertakes no obligation to publicly
     update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995:


Total revenue for the three months ended September 30, 1996 increased by $5,955,226 to $6,147,340 compared to revenue of $192,114 for the three months ended September 30, 1995. The increase resulted from revenue of $6,012,257 from Datatech which is included for the current quarter and was not a part of these results in 1995, offset by a decrease in card system sales of $57,031. Datatech's historical revenue for the three months ended September 30, 1996 increased by $1,200,902 or 25% to $6,012,257, when compared to sales of $4,811,355 for the three months ended September 30, 1995.

Gross profit margin as a percentage of revenue for the three months ended September 30, 1996 was 20.9%. Management anticipates overall margins in future periods will be slightly lower than the results of the three months ended September 30, 1996. Datatech's gross profit margin for the three months ended September 30, 1996, was 20.1% compared to 20.3% for the same period last year.

Operating expenses increased by $1,200,938 to $1,357,897 compared to operating expenses of $156,959 for the three months ended September 30, 1995. The increase in operating expenses resulted from an increase in selling, general and administrative, and amortization of intangibles due to the inclusion of Datatech in this period. A portion of the increase in general and administrative expense is associated with Eltrax's significant merger and acquisition activity, which is expected to continue. Datatech's operating expenses for the three months ended September 30, 1996 increased $177,530 or 24.4% to $904,045 compared to operating expenses of $726,515 for the three months ended September 30, 1995.

As of November 5, 1996, the Company had the equivalent of approximately 32 sales, sales support and sales management personnel compared to approximately two and one-half as of September 30, 1995. This increase resulted from the acquisition of Datatech. Management believes the existing sales, sales support and sales management staff is adequate to maintain existing revenue levels for the near term, however additional personnel may be necessary to support an increased level of revenue.

Net investment income was $6,000 lower during the three months ended
September 30, 1996 compared to the same period last year. Most of the decrease is due to lower interest rates and the use of cash to acquire Datatech.

SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1995:


Total revenue for the six months ended September 30, 1996 increased by $8,669,991 to $9,145,776 when compared to revenue of $475,785 for the six months ended September 30, 1995. The increase resulted from revenue of $8,805,841 from Datatech which is included from May 17, 1996 to September 30, 1996, offset by a decrease in card system sales of $135,851. Datatech's revenue for the six months ended September 30, 1996 increased by $3,191,802 or 37% to $11,815,557 when compared to sales of $8,623,755 for the six months ended September 30, 1996.

Gross profit margin as a percentage of sales for the six months ended September 30, 1996 was 21.6%, compared to 59.1% for the same period last year. This decrease is attributable to the significantly higher volume of Datatech sales over the historical card system business in the current period compared to last year. Datatech's gross profit margin was 20% for the six months ended September 30, 1996 and 1995.

Operating expenses increased by $1,680,465 to $2,060,582 compared to $380,117 for the six months ended September 30, 1995. The increase in operating expenses are a result of the inclusion of Datatech in the current period results. Selling, general and administrative expenses increased by $1,519,554 to $1,871,016, compared to $351,462 for the six months ended September 30, 1995. A portion of the increase in general and administrative expense is associated with Eltrax's significant merger and acquisition activity, which is expected to continue. Amortization expense, which is the amortization of the excess of the Datatech purchase price over the value of the assets of Datatech, substantially all of which is amortized over 15 years, increased during the six months ended September 30, 1996 to approximately $122,110 from $0 for the same period last year. Datatech's operating expenses for the six months ended September 30, 1996 increased $524,130 or 40% to $1,833,945 compared to operating expenses of $1,309,815 for the six months ended September 30, 1995.

Net investment income was approximately $23,000 lower during the six months ended September 30, 1996 compared to the same period last year, due to lower interest rates and the use of cash to acquire Datatech.

                         LIQUIDITY AND CAPITAL RESOURCES

SEPTEMBER 30, 1996 COMPARED TO MARCH 31, 1996:

The level of cash, cash equivalents and short-term investments decreased by $1,233,078 from March 31, 1996 to September 30, 1996. This decrease is due to four factors: (1) the cash consideration paid for Datatech, net of cash acquired, plus capitalized acquisition costs was approximately $690,000; (2) cash used by operations was approximately $675,000; (3) capital expenditures were approximately $37,000; and (4) proceeds from sales of stock were approximately $170,000.

Although there can be no assurances that additional financing will not be required, the Company has made changes in its operations that it believes will provide it with the appropriate financial structure to enable the Company to meet its liquidity and capital needs for the foreseeable future. Additionally, subsequent to the quarter end, on October 31, 1996 the Company entered into a $5.0 million Revolving Credit Agreement at prime plus 1/2% with State Street Bank and Trust Company of Boston to be used for the general working capital needs of the Company. This credit agreement provides for borrowings based upon a percentage of eligible accounts receivable and inventory levels of the Company, excluding the ANS accounts receivable and inventory. Using accounts receivable and inventory as of September 30, 1996, the borrowing base would have been $2.9 million, and as of November 5, 1996, $2.3 million was available under this line. The Company utilized $600,284 to repay the amount outstanding with ANS's pre-existing line of credit with Branch Banking Trust Company on November 1, 1996.

                               RECENT DEVELOPMENTS

On October 31, 1996, the Company merged with Atlantic Network Systems, Inc.
(ANS) of Raleigh, NC in a transaction expected to be treated as a pooling of interests. This transaction is described in detail in footnote 4 "Subsequent Events" to this Form 10-QSB and is also described in the Company's Form 8-K filed with the Securities and Exchange Commission on November 12, 1996.

                           PART II - OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

          None.


Item 2.   CHANGES IN SECURITIES

          During the quarter ended September 30, 1996, the sole preferred shareholder converted 4,000 shares of Eltrax Series A convertible preferred stock, no par value, into 40,000 shares of Eltrax common stock.

          Subsequent to the quarter ending September 30, 1996, the Company issued 950,000 shares of restricted common stock to the shareholders of ANS, pursuant to the ANS Merger Agreement as defined in Note 4 to the financial statements in this Form 10-QSB. This transaction is described in detail in the Company's Form 8-K filing dated
          November 12, 1996 as filed with the Securities and Exchange
          Commission.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

Item 5.   OTHER INFORMATION

          During the quarter ended September 30, 1996, pursuant to the terms of the Datatech Merger Agreement, as defined in Note 2 to the financial statements in this Form 10-QSB, a purchase price adjustment was calculated based upon the audits of Nordata and Rudata. This purchase price adjustment of $435,000 was satisfied by the former shareholders by the return and cancellation of 100,000 shares of Eltrax common stock (part of the Datatech purchase consideration) pursuant to an escrow agreement, which was part of the Datatech transaction, which agreement has been terminated by the parties.

          At a Board of Directors meeting on October 29, 1996 Clunet R. Lewis, a Director of the Company, was named the Company's Chief Financial Officer.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits


2.1       Agreement and Plan of Merger by and among       Incorporated by
          Eltrax Systems, Inc., ANS Acquisition           reference to
          Corporation, Atlantic Network Systems, Inc.,    Exhibit 2.1 contained
          and Walter C. Lovett, Douglas L. Roberson       in the Current Report
          and B. Taylor Koonce dated as of October 31,    on Form 8-K filed
          1996.  Omitted from such exhibit, as filed,     November 8, 1996
          are the remaining exhibits referenced in such   (File No. 0-22190).
          agreement.  The Registrant will furnish
          supplementally a copy of any such exhibits to the Commission upon request.

3.1       The Registrant's Restated Articles of           Incorporated by
          Incorporation, as amended.                      reference to
                                                          Exhibit 3.1 to the
                                                          Company's Registration
                                                          Statement on Form S-18
                                                          (File No. 33-51456).

3.2      The Company's Bylaws, as amended                 Filed herewith.

10.1     Escrow Agreement between Eltrax Systems, Inc.,   Incorporated by
         Walter C. Lovett, Douglas L. Roberson and        reference to
         B. Taylor Koonce, and Norwest Bank Minnesota,    Exhibit 2.2
         National Association dated as of                 contained in the
         October 31, 1996.                                Current Report on
                                                          Form 8-K filed
                                                          November 12, 1996
                                                          (File No. 0-22190).

10.2     Agreement between Eltrax Systems, Inc.,          Incorporated by
         Clunet R. Lewis, William P. O'Reilly, and        reference to
         Mack V. Traynor, III, and Walter C. Lovett,      Exhibit 10.7
         Douglas L. Roberson and B. Taylor Koonce         contained in the
         dated as of October 31, 1996.                    Current Report on
                                                          Form 8-K filed
                                                          November 12, 1996
                                                          (File No. 0-22190).

10.3     Employment and Non-Competition Agreement        Incorporated by
         between Atlantic Network Systems, Inc. and      reference to
         Walter C. Lovett dated as of October 31, 1996.  Exhibit 10.1 contained in the
                                                         Current Report on
                                                         Form 8-K filed
                                                         November 12, 1996
                                                         (File No. 0-22190).

10.4     Employment and Non-Competition Agreement        Incorporated by
         between Atlantic Network Systems, Inc. and      reference to
         Douglas L. Roberson dated as of                 Exhibit 10.2
         October 31, 1996.                               contained in the
                                                         Current Report on
                                                         Form 8-K filed
                                                         November 12, 1996
                                                         (File No. 0-22190).

10.5     Employment and Non-Competition Agreement        Incorporated by
         between Atlantic Network Systems, Inc. and      reference to
         B. Taylor Koonce dated as of October 31, 1996.  Exhibit 10.3 contained in the
                                                         Current Report on
                                                         Form 8-K filed
                                                         November 12, 1996
                                                         (File No. 0-22190).

10.6     Warrant granted to Walter C. Lovett to          Incorporated by
         purchase 106,250 shares of Common Stock of      reference to
         Eltrax Systems, Inc., dated as of October 31,   Exhibit 10.4
         1996.                                           contained in the
                                                         Current Report on
                                                         Form 8-K filed
                                                         November 12, 1996
                                                         (File No. 0-22190).

10.7     Warrant granted to Douglas L. Roberson to       Incorporated by
         purchase 106,250 shares of Common Stock of      reference to
         Eltrax Systems, Inc., dated as of October 31,   Exhibit 10.5
         1996.                                           contained in the
                                                         Current Report on
                                                         Form 8-K filed
                                                         November 12, 1996
                                                         (File No. 0-22190).

10.8     Warrant granted to B. Taylor Koonce to          Incorporated by
         purchase 37,500 shares of Common Stock of       reference to
         Eltrax Systems, Inc., dated as of October 31,   Exhibit 10.6
         1996.                                           contained in the
                                                         Current Report on
                                                         Form 8-K filed
                                                         November 12, 1996
                                                         (File No. 0-22190).

10.9     Revolving Credit Agreement dated as of          Filed herewith.
         October 31, 1996 by and between Eltrax
         Systems, Inc., Nordata, Inc. and State Street
         Bank and Trust Company.


27.0     Financial Data Schedule.                        Filed herewith.


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

                    Report of Independent Accountants as of July 31, 1996

                    Combined Balance Sheets As Of December 31, 1995 And March 31, 1996, (Unaudited))

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

                    Pro Forma Financial Information With Respect To Eltrax And Datatech

                    The June 3, 1996 original filing of the Form 8-K described the Company's acquisition of Nordata, Inc. and Rudata, Inc.

               The Company Filed a Current Report on Form 8-K on October 25, 1996 reporting the determination of the Company's Board of Directors to change the Company's fical year end from March 31 to December 31, effective December 31, 1996.

               The Company filed a Current Report on Form 8-K on November 12, 1996, reporting its merger of ANS.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Eltrax Systems, Inc.
                                        (the "Registrant")




Date: November 14, 1996                 /s/ Mack V. Traynor
                                        ----------------------------------------
                                        Mack V. Traynor, Chief Executive Officer
                                        and President