Form 10KSB40
period 1996-12-31
ELTRAX SYSTEMS INC
filed 1997-03-31
CIK 797448

------------------------------------------------------------------------------
                              UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-KSB

[   ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended:             .

[ X ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM APRIL 1, 1996 TO DECEMBER 31, 1996

                  Commission File Number 0-22190

                     ELTRAX SYSTEMS, INC.
(Name of small business issuer as specified in its charter)

          MINNESOTA                                        41-1484525
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

           10901 RED CIRCLE DRIVE
           SUITE 345
           MINNETONKA, MINNESOTA                              55343
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (612) 945-0833

Securities registered pursuant to Section 12(b) of the Exchange Act:  NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:
COMMON STOCK, $0.01 PAR VALUE

                        ---------------------------

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  X No     .

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          The registrant's revenues for the nine month transition period ended December 31, 1996: $28,121,355.

          As of FEBRUARY 1, 1997, 7,582,063 shares of Common Stock of the registrant were outstanding, and the aggregate market value of the Common Stock of the registrant's as of that date (based upon the last reported sale price of the Common Stock reported on that date by the Nasdaq Small Cap Market), excluding outstanding shares beneficially owned by directors and officers, was approximately $27,927,806.

                        ---------------------------

DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this Transition Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held May 15, 1997 (the "1997 Proxy Statement").

          Transitional Small Business Disclosure Format (check one): yes no X
------------------------------------------------------------------------------

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

(a)       GENERAL DEVELOPMENT OF BUSINESS

          INTRODUCTION

          Eltrax Systems, Inc. (the "Company" or "Eltrax"), through its wholly owned subsidiaries, Nordata, Inc. (dba "Datatech") and Atlantic Network Systems, Inc. ("ANS"), is a value-added reseller of data communications networking products and services. Eltrax designs and installs, and in some cases maintains, wide-area-networking systems for end-user corporate and government customers, and is a distributor of data communications equipment to other value-added resellers. The Company's products and services include data communications equipment used in remote access and enterprise-wide communications networks and the installation and maintenance of that equipment.

          The Company headquarters is located at 10901 Red Circle Drive, Suite 345, Minnetonka, MN 55343 and its telephone number is (612) 945-0833. The Company maintains a worldwide web address at www.eltrax.com.

          HISTORY

          The Company was incorporated in Minnesota on March 20, 1984. In September 1985, the Company acquired the exclusive rights to the rapid admit card system by Medes, Inc. of Torrance, CA which specially formats high density magnetic stripe plastic cards to store 800 to 900 characters of information used in patient admissions to health care facilities (the "Health Card Business").

          In April 1991, the Company acquired, through a merger, the Mindax Corporation ("Mindax"), a company in the digital image archiving business, specializing in digitizing and archiving X-ray film and other medical information images (the "Imaging Business").

          The Company completed its initial public offering on December 8, 1992 by issuing 1,552,500 shares of common stock at $3.00 share, with proceeds to the Company from the offering of $3,858,396, net of offering costs.

          During the fiscal years ended March 31, 1994 and 1995, the Company incurred aggregate net losses of approximately $2.26 million due primarily to expenditures on infrastructure, sales and marketing, and research and development which far exceeded the Company's revenues. The other primary cause for these losses was the Company's investments in certain short-term mutual funds, the value of which decreased by approximately $600,000 over this time period.

          During the fiscal year ended March 31, 1996, several significant changes took place at the Company. Additional equity was raised through a private placement of stock and warrants in June 1995, which enabled the Company to exceed requirements to maintain the Company's Nasdaq SmallCap Market listing. A new management team was engaged in August, 1995 to formulate a plan and strategy to enter the data communications business. In February 1996, the Company sold the Imaging Business assets.

          During the transition period ended December 31, 1996, several additional significant changes took place at the Company. In May 1996, the
Company acquired Datatech.   Datatech markets data networking systems,
primarily in the Western half of the United States, with 1996 annual sales of
approximately $24 million.   In October 1996, ANS, a data networking products
and services provider with offices located throughout the Southeastern United States, and with 1996 annual sales of approximately $18 million, became a wholly owned subsidiary of Eltrax. In November 1996, Eltrax sold the Health Card Business assets, thereby discontinuing all of its pre-1996 business operations.

          Subsequent to the Company's transition period, in January 1997, Eltrax continued its data communications network business expansions through
the purchase of the MST Distribution division of MRK Technologies, LTD.   MST
is a distributor of data networking equipment with fiscal year 1996 sales, throughout the United States, of approximately $9.6 million.

          Finally, in October 1996, the Company changed its fiscal year-end to a calendar year, effective on December 31, 1996.

(b)       NARRATIVE DESCRIPTION OF BUSINESS

          INDUSTRY OVERVIEW

          Businesses have a seemingly endless need to exchange information, both internally and externally, in a variety of increasingly complex fashions. To exchange information, businesses are using methods such as client/server, remote access, intranets, the internet, e-mail, video conferencing and standard voice applications. The amount of data required to complete these information exchanges has increased traffic and placed significant demand on corporate networks. Furthermore, the technology employed on corporate networks has become increasingly complex as large multivendor heterogeneous networks have proliferated. The options available to businesses seeking to build and manage networks to facilitate these information exchanges include many rapidly developing, highly sophisticated, new technologies such as switches, routers, hubs, inverse multiplexers, ATM, frame relay and VLANS. Amid this complex, rapidly changing technological environment, companies are increasingly focused on their core competencies and relying to a greater degree on network professionals to help them manage their information exchange requirements.

          The ability to design, install and maintain networks which meet the business requirements of customers, within this complex, constantly changing environment, is the key strength of Eltrax.

          STRATEGY

          The Company's objective is to become the premier provider of data communication network services and products for enterprise wide communication networks serving private, public and government customers. To achieve its objective, the Company is pursuing the following strategies:

          STRATEGIC ACQUISITIONS. The Company intends to continue to pursue acquisitions to expand within its existing markets, enter new markets, increase the Company's range of services and to add technical expertise to the Company.

          BUILD AND STRENGTHEN EXISTING CLIENT RELATIONSHIPS. The Company currently sells its equipment and services to over 2,000 end user customers nationwide. The Company believes that by delivering dependable, high-quality network services, it will strengthen its relationship with this existing customer base, thus leading to increased repeat business.

          FOCUS ON FULFILLMENT SERVICES. The Company currently provides value-added fulfillment services to over 4,000 value-added resellers nationwide. This distribution channel allows the Company to reach approximately 10,000 additional end-user customers nationwide. Each of these end-user customers represents an opportunity to provide network service offerings which the Company expects to provide through its reseller customers. Further, these fulfillment services increase the volume of purchases that the Company makes from strategic vendors, thus garnering preferential terms from these vendors.

          FOCUS ON STRATEGIC VENDORS. With the consolidation of the present acquisitions and mergers the Company has made, a critical mass has been achieved in its purchasing volumes with four (4) key vendors. The Company intends to pursue a consolidation of the purchasing commitments it makes with these vendors and expects to achieve better gross profit margins from this effort.

          PRODUCTS AND SERVICES

          The Company designs, markets, installs and maintains wide area communications networks. Equipment central to these operations includes modems, routers, channel service units, digital service units, switches, hubs and multiplexers used in communications networks. This type of equipment is used by customers who need to (i) build and operate networks for remote access computing; (ii) link local area networks together to form wide area networks; (iii) provide secure and efficient access to the internet; (iv) operate as an internet service provider; and (v) build and operate corporate intranets.

          An example of the Company's end-user customers are corporate and governmental users who need to develop greater efficiencies by providing telecommuting options to their employees. In addition, the Company's end-user customers include corporate and governmental users with multiple locations who require connections to those locations to share voice and data. Further, the Company's customers include internet service providers and corporate and government users seeking secure and efficient access to the internet.

          Eltrax also sells its products at wholesale price levels to other value-added resellers who in turn resell to end-users.

          Eltrax derives service revenue by installing and maintaining certain equipment it sells directly to end-users. Currently, Eltrax purchases equipment directly from certain manufacturers including Adtran, Ascend, Cisco, Micom and Motorola. These manufacturers are constantly changing their distribution policies and practices and there can be no assurance that these relationships will continue. If these relationships are not continued, Eltrax's business could be materially adversely affected.

          SALES AND MARKETING

          Eltrax sales activities are directed by the President of Datatech and the Vice President of ANS and consist of a direct sales force of approximately 20 independent sales executives and 15 direct sales employees who sell to end-users and a sales staff of approximately 15 inside sales professionals who sell to other value-added resellers. The direct sales personnel are located in approximately 15 states and concentrate their efforts in close proximity to their home locations. Sales directly to end-users account for approximately 45% of Eltrax's revenue. The inside sales professionals cover the entire United States selling to other value-added resellers and account for approximately 55% of Eltrax's revenue. No single customer accounted for ten percent or more of Eltrax's gross revenue during the last two fiscal periods.

          The Company uses a variety of sales and marketing techniques including hosting technical seminars, attending trade shows, publishing catalogs and newsletters and direct mailings. The majority of these marketing efforts are reimbursed by manufacturers through co-op funding programs. Additionally, the Company relies upon referrals from these manufacturers and from telecommunication carriers for sales leads.

          COMPETITION

          Eltrax focuses on the products of leading edge manufacturers to sell and distribute. Eltrax is not limited to any single technology, manufacturer or product line. The volume of purchasing that Eltrax has been able to achieve from these leading edge manufacturers has allowed it to achieve favorable price discounts from its key manufacturer suppliers. Additionally, the Eltrax strategy is to provide greater value in the form of technical services and support to the reseller channel. These strengths and strategies have allowed Eltrax to compete with much larger distributors like Ingram Micro, Tech Data and Merisel, which have more significant resources than the Company.

          Competition for these products and services is intense. As technology evolves, the historic products that Eltrax sells require a lower level of technical expertise to sell and support. This leads manufacturers to sell their products through large distributors who sell based upon price and availability. A good example of this phenomenon is with modems. Historically, modems commanded high margins and required technical support to configure and install correctly. Currently modems are a commodity product which can be installed correctly by virtually anyone. The challenge for Eltrax is to continue to maintain a high degree of technical expertise to provide to its customers as technology evolves.

          At the end-user level, Eltrax competes with large systems integrators like IBM and EDS by focusing on the communications aspect of the customer requirements. Eltrax does not provide services related to the applications of the devices operating on the networks, only on the communications networks required to make the applications operate effectively. The competition for end-user customers is intense. The options available to customers are many. Eltrax competes by building client relationships whereby the customer relies upon Eltrax to be its key source of information regarding new technologies and products.

          MANUFACTURER RELATIONSHIPS

          Eltrax currently purchases equipment directly from Adtran, Ascend, Cisco, Micom and Motorola on a purchase order basis. Eltrax has cultivated relationships with these manufacturers and they have become an essential ingredient in the Eltrax business plan. Because these are not based on long-term contracts, the purchases and sale terms (and prices) are constantly changing. Any modification to the discounts offered by the manufacturers or changes in their distribution plans could have a material adverse effect on Eltrax's results of operations. There can be no assurances that these relationships will be maintained or the discount levels currently offered by the manufacturers will remain constant.

          GOVERNMENT REGULATIONS

          Prior to the divestiture of the Imaging Business, it was necessary for Eltrax to maintain FDA approval for these products and services. Currently, there are no such requirements for Eltrax.

          The Telecommunications Reform Act of 1996 is expected to result in greater competition throughout the telecommunications industry. Greater competition is expected to create more opportunities for corporate and government end-users to utilize communication facilities, thus generating increasing needs for the equipment and services that Eltrax provides. This greater competition also creates uncertainties for the Company, in that competitors with far greater resources could take market share away from the Company.

          RESEARCH AND DEVELOPMENT

          The Company intends to do no research and development. During the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996, all research and development costs have been included in discontinued
operations.   During such transition period and fiscal year, no material amounts were incurred  for customer-sponsored research and development.

          EMPLOYEES

          As of March, 1997, the Company employed approximately 70 persons on a full-time basis, and 8 persons on a part-time basis. In addition, Datatech engages the services of approximately 20 independent sales executives acting as its direct sales force. The Company's employees are not covered by any collective bargaining agreements and management believes its employee relationships are good. The Company's ability to successfully offer commercially marketable products and to establish a market position in view of continuing technological developments will depend in part upon its ability to attract and retain qualified technical personnel. Competition for such personnel is intense.

ITEM 2    DESCRIPTION OF PROPERTY

          FACILITIES

          The Company's corporate headquarters is located at 10901 Red Circle Drive, Suite 345, Minnetonka, MN, and consist of approximately 1,500 square
feet of office space.    The lease on this space currently provides for rent
of $2,407 per month, including base rent and a pro rata share of operating expenses and real estate taxes. This lease terminates on November 30, 2001, unless the Company exercises its right to extend the term of the lease for one additional period of five years.

          The Company also leases approximately 1,000 square feet of office space for its Chief Executive Officer and Chairman of the Board and Chief Financial Officer in Southfield, MI at 2000 Town Center, Suite 690, Southfield, MI. The lease on this space currently provides for monthly rent of $1,549 per month, including base rent and a pro rata share of operating expenses and real estate taxes. This lease terminates on May 31, 2001. The Company intends to move its corporate headquarters to Southfield, MI during the second quarter of 1997. To accommodate this initial increase in activity in Southfield, the Company has committed to approximately 1,000 square feet of additional space, adjacent to its existing space. The base rent and pro rata share of operating expenses and real estate taxes for this additional space will commence in June, 1997, with a lease term expiring on May 31, 2001.

          The Company's Datatech facilities are located at 27126 A Paseo Espada, San Juan Capistrano, CA, and consist of 6,750 square feet. Approximately 3,450 square feet of this space is used for office space, 3,300 square feet is used for warehouse space. The lease on this space currently provides for rent of $6,552 per month, including base rent and a pro rata share of operating expenses and real estate taxes. This lease terminates on June 30, 1997.

          The Company's ANS facilities are located at 8205 Brownleigh Drive, Raleigh, NC, and consist of approximately 14,000 square feet. Approximately 4,000 square feet of this space is used for office space, 2,000 square feet is used for technical operations and 8,000 square feet is used for warehouse space. The lease on this space currently provides for rent of $7,500 per month, including base rent and a pro rata share of operating expenses. This lease terminates on May 31, 2001. The lessors of this space include two shareholders of the Company who have non-controlling interests in the lease. ANS also has seven additional sales offices located throughout Southeastern United States, of which six are leased and one is the residence of a local salesperson. These leases vary in size and duration and currently carry a monthly lease total of $5,000.

ITEM 3.   LEGAL PROCEEDINGS

          There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of the Company's security holders during the last quarter of the nine month period ended December 31, 1996.

ITEM 4a.  EXECUTIVE OFFICERS OF THE COMPANY

          The executive officers of the Company, their ages and the offices held, as of March 1, 1997, are as follows:

          NAME                     AGE  POSITION
          --------------------    ----  --------------------------------------
          William P. O'Reilly      51   Chief Executive Officer of the Company

          Mack V. Traynor, III     38   President of the Company

          Clunet R. Lewis          50   Acting Chief Financial Officer of the
                                        Company

          Howard B. Norton         45   President of Datatech

          Douglas L. Roberson      35   President of Atlantic Network Systems,
                                        Inc.

          Walter C. Lovett         51   Vice President and Treasurer of Atlantic
                                        Network Systems, Inc.

          Information regarding the business experience of the executive officers is set forth below.

          WILLIAM P. O'REILLY has been Chief Executive Officer of the Company since January 1997, Chairman of the Board of Directors since August 1995 and a director of the Company since July 1995. For the past 15 years, Mr. O'Reilly has been a private investor and entrepreneur who has managed several different successful business ventures. In 1989, Mr. O'Reilly formed a group of investors to acquire Military Communications Center, Inc., where he served as Chairman of the Board and Chief Executive Officer from 1989 to 1994. In 1986, Mr. O'Reilly founded Digital Signal, Inc., a provider of fiber optic capacity to long distance carriers in the telecommunications industry, where he served as Chief Executive Officer from 1986 to 1989. In 1981, Mr. O'Reilly founded Lexitel Corporation, a long distance carrier (which was subsequently acquired by ALC Communications, Inc.), where he served as Chairman of the Board and Chief Executive Officer from 1980 to 1984. Mr. O'Reilly is also currently a director of Charter Communications, Inc., a builder and operator of international communication networks which provides voice, video and data services, and World Access, Inc., a value added reseller of telecommunications equipment.

          MACK V. TRAYNOR, III has been the President of the Company since August 1995. From August 1995 to January 1997, Mr. Traynor served as Chief Executive Officer of the Company, and from September 1995 to May 1996, Mr.
Traynor was the Company's Chief Financial Officer.   From June 1988 to July
1995, Mr. Traynor was the President and Chief Operating Officer of Military Communications, Inc., a company which provided telecommunications services to U.S. military personnel and which was acquired by LDDS Communications in October 1994. From July 1980 to May 1988, Mr. Traynor was employed by US West, most recently as President of the US West Enterprises Technologies Division, which was responsible for designing, developing and marketing new products for the telecommunications industry.

          CLUNET R. LEWIS has served as a director of the Company since August 1995. From September 1996 to the present, Mr. Lewis has served as Acting Chief Financial Officer of the Company. Mr. Lewis was a member of the law firm of Jaffe, Raitt, Heuer & Weiss, P.C. for 20 years, ending in 1993. From 1989 to 1994, Mr. Lewis acted as Secretary, General Counsel and director of Military Communications Center, Inc. Since 1993, Mr. Lewis has also served on the Board of Directors and the audit committee of Sun Communities, Inc., a New York Stock Exchange real estate investment trust.

          HOWARD B. NORTON has served as a Director of the Company since May
17, 1996.   From 1986 to the present, Mr. Norton has served as President of
Datatech which was acquired by the Company on May 17, 1996. Mr. Norton is also the founder of Datatech. Prior to founding Datatech Mr. Norton held sales positions with Republic Telcom, Racal Datacom and Codex, all companies in the wide area networking business.

          DOUGLAS L. ROBERSON has been the President of ANS, Inc since February 1987. Prior to becoming President of ANS, Mr. Roberson held sales management positions with Penril Datacom, Datec and Anacom, all companies in the data communications business.

          WALTER C. LOVETT has been the Vice President of ANS, Inc. since February 1987 and the Treasurer of ANS, Inc. since November 1996. Mr. Lovett has also served as director of the Company since November 1996. Prior to becoming Vice President of ANS, Inc., Mr. Lovett was a National Account Manager with Litton Industries a data communications company. Mr. Lovett has also held senior management positions with Datec, Inc., a modem manufacturer, and with GTE-Supply, a telecommunications equipment distributor.

                                     PART II


ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

          The Company's Common Stock is traded in the national over-the-counter market on the Nasdaq Small Cap Market under the symbol "ELTX". The following table sets forth the quarterly high and low bid prices for the Company's Common Stock for the nine month transition period ended December 31, 1996 and the fiscal years ended March 31, 1996 and 1995 as reported by The Nasdaq SmallCap Market. The prices set forth below do not include adjustments for retail mark-ups, mark-downs or commissions and represent inter-dealer and do not necessarily represent actual transactions.

                                                           HIGH          LOW
                                                          ------        ------
         NINE MONTH TRANSITION PERIOD ENDED
         DECEMBER 31, 1996:
                   First Quarter .......................   $8.13         $3.00
                   Second Quarter.......................   $7.25         $4.75
                   Third Quarter........................   $6.25         $5.00

         FISCAL YEAR ENDED MARCH 31, 1996:
                   First Quarter........................   $0.56         $0.31
                   Second Quarter.......................   $1.69         $0.31
                   Third Quarter........................   $2.31         $1.38
                   Fourth Quarter.......................   $4.75         $1.44

         FISCAL YEAR ENDED MARCH 31, 1995:
                   First Quarter........................   $1.50         $1.13
                   Second Quarter.......................   $1.69         $0.63
                   Third Quarter........................   $0.63         $0.50
                   Fourth Quarter.......................   $0.47         $0.38


          As of December 31, 1996, there were approximately 240 shareholders of record. The Company estimates that an additional 2,000 shareholders own stock held for their accounts at brokerage firms and financial institutions. The Company has never paid cash dividends on any of its securities. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future.

The following chart sets forth the information regarding all securities sold by the Company during the nine month period ended December 31, 1996 which were not registered under the Securities Act:

                           DATE OF                                                      EXEMPTION         CONVERSION/EXERCISE
SECURITIES ISSUED (1)      ISSUANCE         PURCHASER           CONSIDERATION            CLAIMED                 PRICE
---------------------      --------         ---------           -------------            -------                 -----
  1,883,000 shares         5/17/96        Howard B. and       Common Stock of       4(2) and 4(6) of              N/A
    Common Stock                          Ruby L. Norton      Rudata, Inc. and       Securities Act
                                                              Nordata, Inc. (2)

   85,000 shares           5/17/96        Harvey Garte,       Broker services.      4(2) and 4(6) of              N/A
    Common Stock                          Richard M. Torre                           Securities Act
                                          and Steve Holmes

   25,000 shares            9/9/96          Richard W.            $75,000           4(2) and 4(6) of      Exercised warrant at
    Common Stock                          Perkins, trustee                           Securities Act         $3.00 per share.

  Warrant to purchase      9/27/96       Timothy J. Amidon   Consulting services.   4(2) and 4(6) of     Exercisable at $5.375
   25,000 shares                                                                     Securities Act            per share.
    Common Stock

   403,750 shares          10/31/96       Walter C. Lovett     Common Stock of      4(2) and 4(6) of              N/A
    Common Stock                                              Atlantic Network       Securities Act
                                                              Systems, Inc. (3)

   403,750 shares          10/31/96          Douglas L.        Common Stock of      4(2) and 4(6) of              N/A
    Common Stock                             Roberson         Atlantic Network       Securities Act
                                                              Systems, Inc. (3)

   142,500 shares          10/31/96       B. Taylor Koonce     Common Stock of      4(2) and 4(6) of              N/A
    Common Stock                                              Atlantic Network       Securities Act
                                                              Systems, Inc. (3)

  Warrant to purchase      10/31/96       Walter C. Lovett     Common Stock of      4(2) and 4(6) of      Exercisable at $6.00
   106,250 shares                                             Atlantic Network       Securities Act            per share
    Common Stock                                              Systems, Inc. (3)

  Warrant to purchase      10/31/96          Douglas L.        Common Stock of      4(2) and 4(6) of      Exercisable at $6.00
   106,250 shares                            Roberson         Atlantic Network       Securities Act            per share
    Common Stock                                              Systems, Inc. (3)

  Warrant to purchase      10/31/96       B. Taylor Koonce     Common Stock of      4(2) and 4(6) of      Exercisable at $6.00
    37,500 shares                                             Atlantic Network       Securities Act            per share
    Common Stock                                              Systems, Inc. (3)


(1) An aggregate of 78,000 shares of Common Stock were issued during the nine month period ended December 31, 1996 to individuals pursuant to the exercise of stock options granted under the Company's 1992 Stock Incentive Plan. The weighted average exercise price per share was $1.70. In issuing such shares, the Company relied upon Rule 701 and Section 4(2) of the Securities Act.

(2) For description of transaction, see the Company's Current Report on Form 8-K filed June 3, 1996 (File no. 0-22190). Initially, 1,983,000 shares of Eltrax Common Stock were issued in connection with the transaction (before a post-closing adjustment to the number of shares issued in the merger).

(3) For description of transaction, see the Company's Current Report on Form 8-K filed November 12, 1996 (File no. 0-22190).

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          THIS FORM 10-KSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-KSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE SET FORTH IN THE SECTION BELOW ENTITLED "CERTAIN IMPORTANT FACTORS."

CHANGE IN FISCAL YEAR-END

       In October 1996, the Company changed its fiscal year-end from March 31 to December 31, which resulted in a nine month transition period ended December 31, 1996. The decision to change the fiscal year-end was made for more convenience in both internal and external communications. Additionally, during 1996, the Company consummated a merger with ANS accounted for as a pooling-of-interests. To facilitate comparative analysis, the Company has elected to present the results of operations for the nine months ended December 31, 1996, and December 31, 1995, unaudited, along with the results of operations for the fiscal year ended March 31, 1996, restated for the effects of the pooling-of-interests transaction with ANS.

RESULTS OF OPERATIONS

          SELECTED FINANCIAL DATA

          The following selected financial data should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis or Plan of Operation". The statement of operations data and the balance sheet data have been derived from the consolidated financial statements of the Company audited by Coopers & Lybrand, L.L.P., independent accountants, (unless otherwise indicated). The historical results are not necessarily indicative of future results.

STATEMENT OF OPERATIONS DATA:


                                                    NINE MONTHS ENDED
                                          -------------------------------------      FISCAL
                                          DECEMBER 31, 1996   DECEMBER 31, 1995    YEAR ENDED
                                                                 (UNAUDITED)     MARCH 31, 1996
                                          -----------------   -----------------  --------------
Revenue                                      $28,121,355         $11,007,334      $15,235,250
Cost of Revenue                               23,746,297           9,372,474       12,793,198
Gross Profit                                   4,375,058           1,634,860        2,442,052
Operating Expenses                             5,370,543           1,978,144        2,799,509

Operating Income(loss)                          (995,485)           (343,284)        (357,457)
Interest and Other(net)                           (7,909)            192,258          235,838
Loss from Continuing Operations               (1,003,394)           (151,026)        (121,619)
Discontinued Operations(net)                    (140,555)            168,729          432,681
Income Taxes                                           0                   0                0
Net Income(loss)                             $(1,143,949)        $    17,703       $  311,062

          In March 1996, the Company sold its Imaging Business. In November 1996, the Company sold its Health Card Business. All financial information has been reclassified to separately report the operating results, net assets and cash flows of the discontinued Imaging Business and Health Card Business. For the year ended March 31, 1996, income from discontinued operations included a $133,000 gain on the sale of the Company's investment in the Imaging Business. For the nine months ended December 31, 1996 income from discontinued operations included a $57,000 gain on the sale of the Company's investment in the Health Card Business. All financial information and related Management's Discussion and Analysis or Plan of Operation ("MD&A") discussed herein excludes the Imaging Business and Health Card Business.

          On May 17, 1996, the Company acquired its Datatech subsidiary in a transaction accounted for as a purchase. Therefore, the Company's financial information and the related MD&A include Datatech results for the period May 17, 1996 through December 31, 1996. In connection with the Company's acquisition of Datatech it was determined that Datatech's history of profitability, which would now be included in the Company's consolidated income tax returns, supported the conclusion that it was more likely than not that the deferred tax assets would be realized in a future period. Accordingly, the Company's deferred tax valuation allowance was reduced.

          On October 31, 1996, ANS became a wholly owned subsidiary in a transaction accounted for as a pooling-of-interests. Therefore, ANS results are included in the Company's financial information and the related MD&A for the entire nine month period ended December 31, 1996 and for the year ended March 31, 1996.

          Subsequent to year-end, on January 31, 1997, Eltrax, through its ANS subsidiary, acquired certain assets of the MST Distribution business of MRK Technologies, LTD. The discussion herein excludes the MST Distribution business as this acquisition occurred following the nine-months ended December 31, 1996.

          The Company's merger and acquisition activity was significant in 1996. In addition to the completed acquisition of Datatech and the merger with ANS, management spent considerable resources and energy investigating other transactions which did not result in completed transactions.
Management estimates the total expenditures for these activities, including transactions which were consummated and those which were not consummated, approximated $1.2 million for the transition period ending December 31, 1996.
 Of this amount, approximately $800,000 was capitalized and will be expensed during the amortization of intangible assets associated with the Datatech transaction, and approximately $400,000 was expensed during the transition period including costs associated with the ANS merger.

          As a result of the merger and acquisition activity throughout the transition period, the Company has initiated a consolidation effort to integrate sales and marketing functions, consolidate inventory and purchasing, integrate billing and collection systems, and integrate accounting systems. The management infrastructure has been retained to direct the integration efforts and management believes that it has the executive level managers in place to integrate future acquisitions to meet the Company's goals.

COMPARISON OF NINE-MONTHS ENDED DECEMBER 31, 1996 AND 1995

          Total revenue for the nine months ended December 31, 1996 increased by 156 percent to $28.1 million when compared to total revenue of $11.0
million for the nine months ended December 31, 1995.    This increase is due
to the inclusion of Datatech from May 17, 1996 through December 31, 1996. Management expects sales to increase during calendar year 1997.

          The gross margin percentage increased to 15.6 percent in the nine months ended December 31, 1996 from 14.8 percent in the nine months ended
December 31, 1995.   This increase is due to the addition of Datatech from
May 17, 1996 through December 31, 1996. Management anticipates that the gross margin will be approximately the same or slightly lower in future periods.

          Operating expenses increased 171 percent to $5.37 million, or 19.1% of revenue, in the nine months ended December 31, 1996, compared to $1.98 million, or 17.9% of revenue, in the nine months ended December 31, 1995. This increase is primarily due to selling, general and administrative expense increases of $3.2 million, or 162 percent compared to the previous nine month period, due to the expenses incurred by the Company to perform its acquisition activities of approximately $400,000, and is also attributable to amortization of approximately $208,000 related to intangible assets associated with the Datatech acquisition. The aggregated expenses associated with acquisition activities approximated $608,000, or 2.2% of revenue for the nine months ended December 31, 1996. Accordingly, operating expenses before acquisition activities as a percent of revenue, was 17.9% of revenue in the nine months ended December 31, 1995 compared to 16.9% of revenue in the nine months ended December 31, 1996.

          Loss from continuing operations increased from $151,000 for the nine months ended December 31, 1995 to $1.0 million in the nine months ended December 31, 1996. This increase was primarily due to additional operating expenses associated with its acquisition activities.

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 1996 AND YEAR-ENDED MARCH 31, 1996

          Total revenue for the nine months ended December 31, 1996 increased by 84.6 percent to $28.1 million when compared to total revenue of $15.2 million for the year ended March 31, 1996. This increase is due to the inclusion of Datatech for the period from May 17, 1996 through December 31, 1996.

          The gross margin percentage decreased to 15.6 percent in the nine months ended December 31, 1996 from 16.0 percent in the year ended March 31, 1996.

          Operating expenses increased 91.8 percent to $5.37 million in the nine months ended December 31, 1996, compared to $2.8 million in the year ended March 31, 1996. This increase is primarily due to selling, general and administrative expense increases of $2.36 million, or 84 percent versus the year ended March 31, 1996, due to the expenses incurred by the Company to perform its acquisition activities and is also attributable to amortization of approximately $208,000 related to intangible assets associated with the Datatech acquisition.

The aggregated expenses associated with acquisition activities approximated $608,000 or 2.2% of revenue for the nine months ended December 31, 1996. Accordingly, operating expenses before acquisition activities as a percent of revenue, decreased from 18.4% of revenue in the year ended March 31, 1996 to 16.9% of revenue in the nine months ended December 31, 1996.

          Loss from continuing operations increased from $121,000 in the year ended March 31, 1996 to $1.0 million in the nine months ended December 31, 1996. This increase was primarily due to additional operating expenses associated with its acquisition activities.

PRO FORMA FINANCIAL RESULTS

          SELECTED PRO FORMA FINANCIAL DATA

          The following selected unaudited pro forma financial data should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis or Plan of Operation." The unaudited pro forma statement of operations data derived from unaudited financial statements of the Company that are not included herein. The pro forma results are not necessarily indicative of future results.

PRO FORMA STATEMENT OF OPERATIONS DATA (unaudited):

                                          NINE MONTHS ENDED
                                -------------------------------------
                                DECEMBER 31, 1996   DECEMBER 31, 1995
                                -----------------   -----------------
Revenue                           $31,131,076         $24,237,388
Cost of Revenue                    26,241,355          19,916,825
Gross Profit                        4,889,721           4,320,563
Operating Expenses                  5,919,797           4,276,639

Operating Income(loss)             (1,030,076)             43,924
Interest and Other(net)                (5,717)            222,335
Income(loss) from Continuing
   Operations                      (1,035,793)            266,259
Discontinued Operations(net)         (140,555)            358,973
Income Taxes                                0             312,538
Net Income(loss)                   (1,176,348)            312,694

COMPARISON OF PRO FORMA NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995.

          The following discussion describes the Company results, including the effects of the ANS merger as if the Datatech and ANS acquisitions had taken place as of the beginning of the nine month periods ending December 31, 1995 and 1996. These results also exclude the divested Imaging Business assets and the Health Card Business assets during the same periods.

          The pro forma revenue for the nine month period ending December 31, 1996 increased by 28.4 percent to $31.1 million when compared to the pro forma revenue of $24.2 million for the nine months ended December 31, 1995. This increase is primarily due to increased sales activity at Datatech which increased pro forma revenue from $13.2 million in the nine months ended December 31, 1995 to $17.8 million in the same period in 1996, and due to increased sales activity at ANS which increased pro forma revenue from $11.0 million in the nine months ended December 31, 1995 to $13.3 million in the same period in 1996. Management expects revenue to increase during the calendar year 1997.

          The pro forma gross margin percentage decreased to 15.7 percent during the nine months ended December 31, 1996 from 17.8 percent in the nine months ended December 31, 1995. This decrease is a result of competitive pressures on margins of products sold by the Company. Management anticipates that the gross margin will be the same or slightly lower in future periods.

          The pro forma operating expenses of the Company increased 37 percent to $5.9 million in the nine months ended December 31, 1996, compared to $4.3 million in the nine months ended December 31, 1995. This increase is primarily due to increased selling, general and administrative expenses incurred by the Company to perform its acquisition activities.

          The pro forma operating income of the Company decreased to a loss of $1.0 million in the nine months ended December 31, 1996, compared to income of $44,000 in the nine months ended December 31, 1995. This decrease is primarily due to higher operating expenses associated with the acquisition activities of the Company.

LIQUIDITY AND CAPITAL RESOURCES

          Cash, cash equivalents and short-term investments at December 31, 1996 totaled $501,200, compared to $480,500 at March 31, 1996.

          Expenditures for furniture and equipment were $101,000 in the nine month period ended December 31, 1996, mostly reflecting ongoing purchases to support additional sales and technical employees.

          In October 1996, the Company and its subsidiaries entered into a Revolving Credit Agreement (the "Credit Agreement") with State Street Bank and Trust Company (the "Bank"), pursuant to which the Bank extended to the Company a $5 million revolving line of credit (the "Revolving Credit Facility"). The Revolving Credit Facility expires October 31, 1998, bears interest payable monthly at a rate of one-half of one percent above the Bank's prime rate and bears a commitment fee of three-eighths of one percent per annum of the unused balance. The Revolving Credit Facility provides critical capital for the Company. If, for any reason, this or comparable financing is not available to the Company, it would have an adverse effect on the Company and its ability to conduct its operations as presently being conducted. Under the terms of the Credit Agreement, the Company is required to comply with certain financial covenants, including a minimum current ratio, a maximum indebtedness to net worth, a positive EBITDA and maximum capital expenditures, otherwise the lender may withdraw its commitment.
Under terms of the Credit Agreement, the amount of credit available to the Company is based upon a percentage of current accounts receivable and inventory of the Company (the "Borrowing Base"). As of March 15, 1997, the Borrowing Base was in excess of the $5.0 million line. As of December 31, 1996, the Company had borrowed approximately $588,500 under the Revolving Credit Facility.

RECENT DEVELOPMENTS

          On January 31, 1997, the Company, acquired the MST Distribution division ("MST") from MRK Technologies, LTD.

          On March 26, 1997, the Company announced the signing of a letter of intent to merge with Hi-Tech Connections, Inc. of Reading, PA in a transaction expected to be treated as a pooling-of-interests. Hi-Tech has disclosed to Eltrax that revenue for its most recent fiscal year ended September 30, 1996 was approximately $9.2 million. Hi-Tech is a data network systems integration and network management company.

IMPORTANT FACTORS TO CONSIDER

          The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects.

          HISTORY OF LOSSES; UNCERTAIN PROFITABILITY PROSPECTS. The Company has a history of net losses. As of December 31, 1996, the Company had an accumulated deficit of approximately $5,851,000. The ability of the Company to achieve sustained profitability will depend upon, among other things, the assimilation of the products and services of the recently acquired businesses and to achieve sufficient levels of product sales and profit margins and to
control operating costs and other expenses.   There can be no assurance that
the Company will achieve profitability for the fiscal year ended December 31, 1997, or at any time in the near future.

          FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS. The Company's operating results fluctuate substantially from quarter to quarter due to various factors including among others: the size and timing of customer orders, new product announcements by manufacturers, and normal budgeting considerations by customers. There can be no assurance that results of operations will be consistent in future quarters.

          INTEGRATION OF ACQUISITIONS; MANAGEMENT OF EXPANDING OPERATIONS. During the last year, the Company has changed entirely its business focus and has increased its revenues from approximately $2.0 million to $45 million through the acquisitions of Datatech, ANS and certain assets of MST. Due to these acquisitions, the Company has experienced rapid growth and expansion which has placed, and will continue to place, a significant strain on its administrative, operational and financial resources and increased demands on its systems and controls. Management has expended, and expects to continue to expend, significant time and effort in integrating Datatech's, ANS's and MST's operations into the Company. There can be no assurance that the Company's current systems, procedures and controls will be adequate to support the Company's operations as they expand. In addition, there can be no assurance that the Company's acquisitions will be accretive to earnings or that the companies acquired will continue to perform at their historical levels. Any future growth will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate new senior level managers and executives. There can be no assurance that such additional management will be identified and retained by the Company. The Company's ability to manage such future growth will also be dependent on its success in assimilating its recent and any future acquisitions. If the Company is unable to manage growth effectively, customer confidence could erode and demand for the Company's products could deteriorate, which could materially and adversely affect the Company's business and operating results.

          FUTURE ACQUISITIONS. The Company continues to pursue acquisitions of complementary businesses. Future acquisitions by the Company could result in dilutive issuances of equity securities, and the incurrence of additional debt and amortization expenses related to goodwill and intangible assets that could adversely affect the Company's profitability. Acquisitions also may involve numerous other risks, including difficulties in the assimilation of the operations and products of the acquired business, dependence on new products and services, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, the potential loss of key employees of the acquired business and difficulties in attracting additional key employees necessary to absorb added management responsibilities.

No assurance can be given as to the effect of any future acquisition on the Company's business or operating results.

          DEPENDENCE UPON CERTAIN MANUFACTURERS. The Company currently purchases equipment directly from certain manufacturers including Adtran, Ascend, Cisco, Micom and Motorola. There can be no assurance that these relationships will continue or that the discounts received from such manufacturers will be maintained. Due to the Company's dependence on these certain manufacturers, the Company believes its long-term success depends, in large part, on the overall success of such manufacturers and the continuing manufacture and delivery of competitively-priced, high quality equipment in quantities sufficient to meet the requirements of the Company's customers on a timely basis.

          DEPENDENCE ON SENIOR MANAGEMENT AND KEY EMPLOYEES. The Company is highly dependent on the performance of its executive officers and other key personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company. The Company's future success will also depend in part upon its ability to attract and retain highly skilled and qualified technical, managerial and marketing personnel. Competition for such personnel in the data communications industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of any of the Company's key management or the inability to hire or retain qualified personnel could have a material adverse effect on the Company. The Company has purchased key person life insurance on certain of its executive officers. The Company has entered into employment agreements with certain of its key executive officers which are described in the exhibits attached hereto.

          DEPENDENCE UPON INDEPENDENT CONTRACTORS. Other than Howard B. Norton, President of Datatech, Datatech's direct sales force is comprised of independent contractors who are not employees and who do not perform services under contract. There is no assurance that such individuals will continue to work as sales agents on behalf of the Company. Although Eltrax management is seeking to enter into written compensation arrangements with such individuals, there can be no assurance that management will be successful in negotiating and entering into such written compensation arrangements with these individuals.

          COMPETITION. Competition in the data communications industry is intense and is expected to increase. The Company's current competitors include IBM, EDS, AT&T, Ingram Micro, Tech Data, INS and other providers of data and voice communications equipment and services. Many of the Company's competitors have longer operating histories and significantly greater financial, technical, research, marketing, sales, distribution and other resources, as well as greater name recognition and a larger customer base, than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. Many also have long-standing customer relationships with large enterprises that are part of the Company's target market and these relationships may make it more difficult to complete sales of the Company's products to these enterprises. The Company expects increased competition, particularly in the wide area networking market. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully in the future.

          TECHNICAL CHANGES. The data communications industry is subject to rapid technological innovation, evolving industry standards and frequent new product introductions and enhancements. This tends to shorten the life cycle of particular products that the Company sells and services, which in turn may affect the ability of the Company to provide the most current technology, and to provide services related to it, on a timely basis. The greater financial and other resources of many of the Company's competitors may permit such competition to respond more rapidly than the Company to technological changes.

          UNCERTAINTY OF MARKET ACCEPTANCE.  The Company's products are based on new technology that has not previously been available. The Company's marketing strategy will have to overcome the difficulties inherent in the introduction of new technology to the communications industry. Market acceptance of the Company's products will depend in large part on the ability of the Company and its sales personnel to demonstrate to customers the technical
                                       15
capabilities of the Company's products. There can be no assurance that the Company's products will be accepted in the market in preference to competing products presently available or products that may be developed in the future. Lack of market acceptance of the Company's products would jeopardize the viability of the Company.

          GENERAL ECONOMIC CONDITIONS. Demand for the Company's products depends in large part on the overall demand for communications and networking products, which has in the past and may in the future fluctuate significantly based on numerous factors, including capital spending levels and general economic conditions, including interest rate fluctuations, economic recessions and customer business cycles. There can be no assurance that the Company will not experience a decline in demand for its products due to general economic conditions. Any such decline could have a material adverse effect on the Company's business, operating results and financial condition.

          NEED FOR ADDITIONAL CAPITAL. The Company has developed a strategy to grow through additional acquisitions. While the Company believes it will continue to structure the payment of the purchase price of the majority of its acquisitions with stock, the possibility exists that greater cash may be required to achieve this goal. The Company believes it has adequate access to funding sources for its future acquisitions, however there can be no assurances that the cash will be available at acceptable levels when required.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


          The following Consolidated Financial Statements and Independent Accountants' Report are included herein on the pages indicated:

                                                                          PAGE
                                                                          ----
          Independent Accountants' Report on Consolidated
            Financial Statements.........................................  18

          Consolidated Balance Sheets as of December 31, 1996 and
            March 31, 1996...............................................  19

          Consolidated Statements of Operations for the nine months
            ended December 31, 1996 and the fiscal year ended
            March 31, 1996...............................................  20

          Consolidated Statements of Cash Flows for the nine months
            ended December 31, 1996 and the fiscal year ended
            March 31, 1996...............................................  21

          Consolidated Statements of Shareholders' Equity for the
            nine months ended December 31, 1996 and the fiscal year
            ended March 31, 1996.........................................  22

          Notes to Consolidated Financial Statements for the nine
            months ended December 31, 1996 and the year ended
            March 31, 1996...............................................  23

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Eltrax Systems, Inc.:

          We have audited the accompanying consolidated balance sheets of Eltrax Systems, Inc. and subsidiaries as of December 31, 1996 and March 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the nine months ended December 31, 1996 and the year ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eltrax Systems, Inc. and subsidiaries as of December 31, 1996 and March 31, 1996, and the consolidated results of their operations and their cash flows for the nine months ended December 31, 1996 and the year ended March 31, 1996, in conformity with generally accepted accounting principles.

March 28, 1997                          Coopers & Lybrand L.L.P.
Minneapolis, Minnesota

                              ELTRAX SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                             December 31,     March 31,
                                                                1996           1996(1)
                                                             ------------    -----------
  ASSETS:
  Current assets:
    Cash and cash equivalents                                 $  501,199     $  480,523
    Short-term investments                                            --      1,384,886
    Accounts receivable, net of allowance for doubtful
      accounts of $677,000 and $10,000                         6,049,966      1,738,751
    Inventories                                                3,081,643      2,178,431
    Other current assets                                         131,849        108,342
    Net assets related to discontinued operations                     --        160,552
                                                             ------------    -----------
      Total current assets                                     9,764,657      6,051,485

    Furniture and equipment, net of accumulated
      depreciation of $237,259 and $257,132                      196,069         98,366

    Intangible assets, net of amortization of
      $208,330                                                 4,641,044             --
    Deferred income taxes                                      1,315,970             --
    Other assets                                                 151,312        226,157
                                                             ------------    -----------
      Total assets                                         $  16,069,052    $ 6,376,008
                                                             ------------    -----------
                                                             ------------    -----------

  LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current liabilities:
    Accounts payable                                           6,453,992      1,423,481
    Accrued expenses                                             936,555         17,987
    Credit line bank debt                                        588,539      1,687,675
    Other current liabilities                                    506,485        131,028
                                                             ------------    -----------
      Total current liabilities                                8,485,571      3,260,171
                                                             ------------    -----------

  Commitments

  Shareholders' Equity:
    Series A convertible preferred stock,
      no par, $7.50 per share liquidation preference;
      0 and 4,000 shares issued and outstanding                       --         29,163
    Common stock, $.01 par value, 50,000,000 shares
      authorized; 7,558,063 and 5,447,063 shares issued
      and outstanding                                             75,581         54,471
    Additional paid-in capital                                13,359,053      7,639,407
    Accumulated deficit                                       (5,851,153)    (4,607,204)
                                                             ------------    -----------
      Total shareholders' equity                               7,583,481      3,115,837
                                                             ------------    -----------

        Total liabilities and shareholders' equity         $  16,069,052   $  6,376,008
                                                             ------------    -----------
                                                             ------------    -----------


(1)  Amounts have been restated to reflect pooling-of-interests transaction, see
     Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

                              ELTRAX SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the nine months        For the year
                                                    ended December 31,       ended March 31,
                                                          1996                  1996(1)
                                                   -------------------       ---------------
  REVENUE                                                $  28,121,355       $  15,235,250


  COST OF REVENUE                                           23,746,297          12,793,198
                                                         --------------      --------------
    Gross Profit                                             4,375,058           2,442,052
                                                         --------------      --------------
  OPERATING EXPENSES:
    Selling, general and administrative                      5,162,213           2,799,509
    Amortization of intangible assets                          208,330                  --
                                                         --------------      --------------
      Total operating expenses                               5,370,543           2,799,509
                                                         --------------      --------------

      Operating loss                                          (995,485)           (357,457)

  INVESTMENT INCOME (LOSS), NET                                 (7,909)            135,838
  GAIN ON SETTLEMENT RELATED TO PAST
    INVESTMENT LOSSES                                               --             100,000
                                                         --------------      --------------
    Loss from continuing operations                         (1,003,394)           (121,619)
                                                         --------------      --------------
  DISCONTINUED OPERATIONS:
  INCOME (LOSS) FROM DISCONTINUED OPERATIONS                  (197,585)            299,467
  GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS                   57,030             133,214
                                                         --------------      --------------
    Income (loss) from discontinued operations                (140,555)            432,681
                                                         --------------      --------------
  INCOME TAXES                                                      --                  --

    Net income (loss)                                    $  (1,143,949)         $  311,062
                                                         --------------      --------------
                                                         --------------      --------------
  INCOME (LOSS) PER COMMON SHARE AND
    COMMON SHARE EQUIVALENT:

    CONTINUING OPERATIONS                                       ($0.14)             ($0.02)
                                                         --------------      --------------
                                                         --------------      --------------
    DISCONTINUED OPERATIONS                                     ($0.02)              $0.08
                                                         --------------      --------------
                                                         --------------      --------------
    NET INCOME (LOSS) PER SHARE                                 ($0.16)              $0.06
                                                         --------------      --------------
                                                         --------------      --------------
  WEIGHTED AVERAGE SHARES OUTSTANDING                        7,205,311           5,603,473
                                                         --------------      --------------
                                                         --------------      --------------


(1)  Amounts have been restated to reflect pooling-of-interests transaction, see
     Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

                              ELTRAX SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For the nine months      For the year
                                                              ended December 31,     ended March 31,
                                                                    1996                 1996(1)
                                                                  -------------          -----------
  OPERATING ACTIVITIES
    Net income (loss)                                           $  (1,143,949)         $  311,062
    Adjustments to reconcile net income (loss) to net
      cash provided by (used for) operating activities:
        Amortization of intangible                                    208,330                  --
        Depreciation                                                   32,055             130,496
        Gain on sale of digital imaging archiving business                 --            (133,214)
        Gain on sale of the health card business                      (57,030)                 --
        Gains and losses on marketable securities, net                  1,262            (100,000)
        Deferred income taxes                                        (275,000)                 --
        Warrants issued for services                                   10,000                  --
        Bad debt expense                                              230,000                  --
        Changes in current operating items:                                --                  --
         Accounts receivable                                       (1,203,436)            103,358
         Inventories                                                1,435,341            (159,805)
         Other current assets                                         (38,218)            (16,618)
         Accounts payable                                             588,426            (360,974)
         Accrued expenses                                             599,594              32,326
         Other current liabilities                                    (97,947)            (23,073)
         Other assets                                                  (7,647)                 --
                                                                -------------          -----------
    Net cash provided by (used for)
      operating activities:                                           281,781            (216,442)
                                                                -------------          -----------



  INVESTING ACTIVITIES
   Cash paid in connection with acquisition
     of Datatech, net of cash acquired of $750,490                   (695,549)                 --
   Purchases of short-term investments                                     --          (1,319,979)
   Proceeds from sales of short-term investments                    1,383,624           1,110,915
   Proceeds from settlements related to
     short-term investments                                                --              26,040
   Purchases of furniture and equipment                              (101,074)            (90,311)
   Proceeds from notes receivable                                     111,139              36,658
   Proceeds from sale of health card business                          32,000                  --
   Proceeds from sale of digital imaging
     archiving business                                                    --             100,000
                                                                -------------          -----------
     Net cash provided by (used for)
       investing activities:                                          730,140            (136,677)
                                                                -------------          -----------

  FINANCING ACTIVITIES
   Distributions to ANS shareholders                                 (100,000)           (458,650)
   Proceeds (payments) on credit line, net                         (1,099,136)            619,675
   Proceeds from issuances of common stock                            207,891             379,533
                                                                -------------          -----------
    Increase in cash and cash equivalents                              20,676             187,439

  CASH AND CASH EQUIVALENTS
  Beginning of period                                                 480,523             293,084
                                                                -------------         ------------
  End of period                                                $      501,199         $   480,523
                                                               --------------        ------------
                                                               --------------        ------------

  NON CASH INVESTING AND FINANCING ACTIVITIES:

   Common Stock Consideration for
     Datatech Acquisition
     Original issuance of 2,068,000 shares                                           $  5,955,840
     Return of 100,000 shares resulting
      from settlement of escrowed shares                                                 (462,138)
                                                                                      ------------
                                                                                     $  5,493,702
                                                                                      ------------
                                                                                      ------------

(1)  Amounts have been restated to reflect pooling-of-interests transaction, see
     Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED DECEMBER 31,
                     1996 AND THE YEAR ENDED MARCH 31, 1996

                                        Convertible
                                      Preferred Stock                Common Stock          Additional
                                ---------------------------------------------------         Paid-in       Accumulated
                                  Shares         Amount         Shares         Amount        Capital        Deficit        Total
-----------------------------------------------------------------------------------------------------------------------------------
  BALANCE,

  Balance as of
    March 31, 1995, as
    previously reported            7,175      $  52,312      3,678,268      $  36,783   $  7,227,606  $  (5,515,707)  $  1,800,994

  Effect of pooling-of-
    interests transaction              -              -        950,000          9,500         17,307      1,056,091      1,082,898

  Balance as of
    March 31, 1995, as
    restated                       7,175         52,312      4,628,268         46,283      7,244,913     (4,459,616)     2,883,892

  Net income                           -              -              -              -              -        311,062        311,062
  Conversion of
    preferred shares
    to common shares              (3,175)       (23,149)        31,750            317         22,832              -              -
  Distributions to ANS
    shareholders                       -              -              -              -              -       (458,650)      (458,650)
  Exercise of stock
    options                            -              -         26,173            262         29,270              -         29,532
  Private Placement                    -              -        760,872          7,609        342,392              -        350,001
-----------------------------------------------------------------------------------------------------------------------------------

  BALANCE,
  March 31, 1996                   4,000      $  29,163      5,447,063      $  54,471   $  7,639,407  $  (4,607,204)  $  3,115,837

  Net loss                             -              -              -              -              -     (1,143,949)    (1,143,949)
  Conversion of
    preferred shares
    to common shares              (4,000)       (29,163)        40,000            400         28,763              -              -
  Distributions to ANS
    shareholders                       -              -              -              -              -       (100,000)      (100,000)
  Exercise of stock
    options & warrants                 -              -        103,000          1,030        206,861              -        207,891
  Warrant charge (1)                   -              -              -              -         10,000              -         10,000
  Datatech acquisition                 -              -      1,968,000         19,680      5,474,022              -      5,493,702
-----------------------------------------------------------------------------------------------------------------------------------
  BALANCE,
  March 31, 1996                       0           $  0      7,558,063      $  75,581  $  13,359,053  $  (5,851,153)  $  7,583,481
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

(1)  Compensation related to the issuance of warrants in exchange for services.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Operations:

     Eltrax Systems, Inc. (the "Company" or "Eltrax"), through its wholly owned subsidiaries, Nordata, Inc. (dba "Datatech") and Atlantic Network Systems, Inc. ("ANS"), is a national value-added reseller of data communications networking products and services. Eltrax designs and installs, and in some cases maintains, wide-area-networking systems for end-user corporate and government customers, and is a distributor of data communications equipment to other value-added resellers. The Company's products and services include data communications equipment used in remote access and enterprise-wide communications networks and the installation and maintenance of that equipment.

     Prior to fiscal year ended March 31, 1996 the Company developed and marketed a patient card system which expedites patient admission and registration at hospitals, clinics and other health care facilities and enhances a patient's sense of membership and affiliation with a specific health care provider.

     The Company sold its Health Card Business and its Imaging Business in November and March 1996, respectively, see Note 4.

     In October 1996, the Company changed its fiscal year-end from March 31 to December 31. Accordingly, the statement of operations, cash flows and changes in stockholders' equity are for the nine months ended December 31, 1996.

2.  Mergers and Acquisitions

     On May 17, 1996, the Company acquired 100% of the outstanding shares of Nordata, Inc. and Rudata, Inc. doing business as Datatech, which configures, markets, installs and maintains data communications equipment for its customers' computer and telecommunications systems over enterprise wide local area networks and wide area networks. Consideration paid to the sellers included 1,883,000 unregistered shares of the Company's common stock and cash of $1,016,000. In addition, the Company paid broker fees consisting of 85,000 unregistered shares of the Company's common stock and cash of $160,000. Other acquisition expenses approximated $450,000.

      Unaudited pro forma financial information as though the Datatech acquisition had been effective as of April 1, 1995, is as follows:

                                FOR THE NINE MONTHS       FOR THE YEAR ENDED
                              ENDED DECEMBER 31, 1996       MARCH 31, 1996
                              -----------------------     ------------------

          Revenue                    $  31,131,000       $  33,197,000

          Operating Income(loss)     $  (1,030,000)      $    (112,000)

          Net Income(loss)           $  (1,176,000)      $     212,000

     The Datatech acquisition was accounted for as a purchase and, accordingly, the results of Datatech's operations are included in the Company's consolidated financial statements for the nine months ended December 31, 1996 from the date of acquisition. The Company recorded goodwill of $4,849,000 in connection with the acquisition, which is being amortized over fifteen years.

     On October 31, 1996, the Company issued 950,000 shares of its common stock in exchange for all of the outstanding common stock of Atlantic Network Systems, Inc. (ANS). ANS provides data networking products and services. The merger has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of ANS for all periods prior to the merger.

     Separate results of operations of the merged entities are presented in the following table:

                         FOR THE NINE MONTH
                             PERIOD ENDED              FOR THE YEAR ENDED
                         DECEMBER 31, 1996               MARCH 31, 1996
                         ------------------            ------------------

Revenue from Continuing
  Operations:
   Eltrax                         $14,786,174              $         0
   ANS                             13,335,181               15,235,250
                                  -----------              -----------
   Total Revenue from
     Continuing Operations        $28,121,355              $15,235,250
                                  -----------              -----------
                                  -----------              -----------

Net Income (loss):
   Eltrax                         $(1,096,261)             $   104,935
   ANS                                (47,688)                 206,127
                                  -----------              -----------
   Total Net Income (loss)        $(1,143,949)             $   311,062
                                  -----------              -----------
                                  -----------              -----------

     In January 1997, the Company purchased the MST Distribution division of MRK Technologies, LTD. MST is a distributor of data networking equipment with 1996 sales, throughout the United States, of approximately $9.6 million. The Company paid approximately $2.0 million of cash for the assets of MST.

     On March 26, 1997, the Company announced the signing of a letter of intent to merge with Hi-Tech Connection Inc. of Reading, PA. Hi-Tech, a data network systems integration and network management company, has disclosed to Eltrax that revenue for its most recent fiscal year ended September 30, 1996 was approximately $19.2 million.

3.  Summary of Significant Accounting Policies:

USE OF ESTIMATES

     The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results may differ from these estimates. The most significant areas which require management's estimates relate to the determination of the allowance for obsolete inventory and uncollectable accounts.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

     The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of short-term money market instruments that are recorded at cost, which approximates market.

SHORT-TERM INVESTMENTS

     Short-term investments consist primarily of high-grade, fixed income securities with original maturities beyond three months. At March 31, 1996, the fair value of the Company's short-term investments approximated cost. There were no short-term investments as of December 31, 1996.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

FURNITURE AND EQUIPMENT

     Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of two to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the related lease or its estimated useful life.

INTANGIBLE ASSETS

     Goodwill represents the excess of cost over the fair value of assets acquired and is being amortized on a straight-line basis over its estimated useful life of 15 years.

REVENUE RECOGNITION

     Revenue from system sales is recognized upon shipment.

NET INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENT

     Income per share data is determined by dividing income by the weighted average number of common and common equivalent shares outstanding. Loss per share data is determined by dividing the loss by the weighted average number of common shares outstanding. Common stock equivalents represent shares issuable upon the assumed exercise of dilutive stock options and warrants.

     In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". This statement modifies the methodology for calculating earnings per share, and will be adopted by the Company effective December 31, 1997. The Company has not determined the impact of this statement, if any.

4.  Discontinued Operations

     On March 1, 1996, the Company sold its Imaging Business for $100,000 in cash and a $180,000 non-interest bearing note receivable due and payable over a five year period. This note was recorded at a discounted amount assuming an effective interest rate of twelve percent. On November 22, 1996, the Company sold its Health Card Business for $32,000 in cash. The financial statements have been reclassified to present the results of the Imaging and Health Card Businesses as discontinued operations. Revenue from discontinued operations was as follows:

                                         FOR THE NINE MONTHS    FOR THE YEAR
                                         ENDED DECEMBER 31,    ENDED MARCH 31,
                                                1996                1996
                                         -------------------   ---------------
     Revenue                                 $471,869          $1,453,824
                                             --------          ----------
                                             --------          ----------


5.  Shareholders' Equity:

PREFERRED STOCK

     The Company originally authorized 1,000,000 shares of preferred stock, 30,000 of which were designated as Series A convertible preferred stock (the "Preferred Stock"). All 30,000 shares of the Preferred Stock have been converted into 300,000 shares of Eltrax Common Stock. There were no outstanding shares of Preferred Stock at December 31, 1996. Currently there are 970,000 shares of undesignated preferred stock which are authorized but unissued.

STOCK WARRANTS

     In connection with various financing and acquisition transactions, related services provided to the Company, the Company has issued warrants to purchase common stock of the Company. A summary of warrants outstanding at December 31, 1996, is as follows:

                                Number      Exercise
Year Issued                  of Warrants     Price          Expiration
-----------                  -----------   -----------     -------------

Year ended March 31, 1988         1,785    $5.60           November 1998
Year ended March 31, 1994       135,000    $3.60           December 1997
Year ended March 31, 1995       500,000    $0.75-$1.00     June 2002
Year ended March 31, 1996       166,667    $2.25           February 2003
Nine months ended
  December 31, 1996             275,000    $5.38-$6.00     October 2006
                              ---------
       Total warrants
        outstanding           1,078,452
                              ---------
                              ---------

     All of the above warrants are vested as of December 31, 1996, except for 229,171 warrants, which vest periodically through October 1999 and 55,556 warrants which will vest upon the completion of a successful future equity offering.

STOCK PURCHASE RIGHTS

     The Company has agreements with all shareholders of record prior to May 19, 1986 (other than the incorporators) which restrict the sale or transfer of common stock. If such restricted shareholders are interested in selling their shares, they must first offer such shares to the Company. If the Company does not exercise its option to purchase such shares within a specified number of days, the incorporating shareholders will have the same number of days to purchase the shares. Upon the expiration of the time period for both rights, the shareholders would be free to sell the shares to outside parties. The method of determining the purchase price, if the stock purchase rights are exercised, is designated in each of the agreements.

6.  Stock Options

     On May 31, 1995, the Company's Board of Directors adopted the 1995 Stock Incentive Plan (the "1995 Plan"), which was approved by the Company's shareholders. The 1995 Plan, under which a minimum of 450,000 shares of Common Stock of the Company are available for various stock incentive awards, replaced the Company's 1992 Stock Incentive Plan (the "1992 Plan"), which was approved by the shareholders of the Company and implemented on July 30, 1992. The 1992 Plan will continue to exist until the stated termination date of such plan, or May 29, 2002. Any shares of the Company's Common Stock available for issuance under the 1992 Plan which have either not been issued or have been issued but were forfeited, or which become available for issuance due to forfeiture or expiration, will become available for issuance under the 1995 Plan, in addition to the base number of 450,000 shares of Common Stock available under the 1995 Plan. The 1995 Plan provides that certain eligible individuals, including salaried officers, Company employees, nonemployee directors, agents and consultants, may be granted options for providing services to the Company. The 1992 Plan and the 1995 Plan are administered by a compensation committee (the Committee) consisting of two members of the board of directors. Options are granted at per share amounts as determined by the Committee, but not less than the fair market value, as defined in the 1995 Plan, at the date of the grant. All outstanding options vest at various times, not to exceed 10 years, through 2006.

     A summary of changes in options outstanding under the 1995 and 1992 Plans during the nine months ended December 31, 1996 and the year ended March 31, 1996 are as follows:

                                 NINE MONTHS                YEAR ENDED
                            ENDED DECEMBER 31, 1996       MARCH 31, 1996
                            -----------------------    -----------------------
                                          WEIGHTED                  WEIGHTED
                                          AVERAGE                   AVERAGE
                                          EXERCISE                  EXERCISE
                            SHARES         PRICE         SHARES       PRICE
------------------------------------------------------------------------------
Outstanding at beginning
  of year                   497,590        $1.15         374,322      $ 1.47
Granted                     149,500         4.71         294,500         .84
Exercised                   (78,000)        1.70              --          --
Expired                     (22,406)        3.35        (171,232)       1.31
                            --------                    ---------
Outstanding at end of year  546,684         1.95         497,590        1.15
                            --------                    ---------
                            --------                    ---------
Options exercisable at
  year-end                  469,559         1.50         381,461        1.19
                            --------                    ---------
                            --------                    ---------


The following table contains information about stock options outstanding at December 31, 1996 under the 1995 and 1992 plans:

                             REMAINING
           EXERCISE         CONTRACTUAL        NUMBER         NUMBER
            PRICE           LIFE (YEARS)     OUTSTANDING   EXERCISABLE
           --------         ------------     -----------   -----------

          $  .38-1.00            8.1          302,219        299,719
            1.38-2.56            5.7          107,090        105,590
            3.19-4.25            7.1           92,375         49,250
            5.72-6.88            9.5           45,000         15,000
                                              -------        -------
                                              546,684        469,559
                                              -------        -------
                                              -------        -------

     In addition to the 1995 Plan, the Company has granted 45,000 nonqualified options at prices from $.72 to $1.75 prior to April 1, 1996 which are fully vested and exercisable at December 31, 1996.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, a new standard of accounting and reporting for stock-based compensation plans. The Company adopted the disclosure provisions of this new standard in 1996. The Company has continued to measure compensation cost for its stock incentive and option plans using the intrinsic value-based method of accounting it has historically used and, therefore, the new standard has no effect on the Company's operating results.

     Had the Company used the fair value-based method of accounting for its stock option and incentive plans beginning in 1995 and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, net income (loss) and net income (loss) per common share for the transition period ending December 31, 1996 and the fiscal year ended March 31, 1996 would have been increased to the following pro forma amounts:

                         NINE MONTHS ENDED            YEAR ENDED
                         DECEMBER 31, 1996          MARCH 31, 1996
                         -----------------          --------------

Net Income (Loss)
   As reported              $1,143,949                 $311,062
   Pro forma                 1,329,949                  227,062

Net Income (Loss) per
  common share
   As reported            $       (.16)            $       .06
   Pro forma                      (.18)                    .04


     The pro forma information above only includes stock options granted in the fiscal year ended March 31, 1996 and the nine month transition period ended December 31, 1996. Compensation expense under the fair value-based method of accounting will increase over the next few years as additional stock option grants are considered.

     The weighted average grant date fair value of options granted was $2.98 per option for the nine months transition period ended December 31, 1996 and $.33 per option for the year ended March 31, 1996. The weighted average grant date fair value of options was determined using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model concepts and the following key assumptions:

                         NINE MONTHS ENDED            YEAR ENDED
                         DECEMBER 31, 1996          MARCH 31, 1996
                         -----------------          --------------
Risk-free interest rate            6.5%                   5.8%
Expected life                      5 years                5 years
Expected volatility                70%                    70%


7.  Operating Leases:

     The Company leases office space and certain equipment under operating leases which expire at various dates through 2001 with some leases containing options for renewal. Rent expense under these leases was $261,988 in the nine months ended December 31, 1996 and $152,464 in the year ended March 31, 1996. The Company leases space from a lessor of which two shareholders of the Company have non-controlling interest. The lease expense for this facility was approximately $55,000 for the nine months ended December 31, 1996. As of December 31, 1996, approximate future commitments under these operating leases, are as follows:

     1997             $331,663
     1998              281,964
     1999              253,808
     2000              257,446
     2001               90,684
     thereafter              0

     Total          $1,215,565
                    ----------
                    ----------

8.   Income Taxes:


     The significant components of income taxes are as follows:


                                    NINE MONTHS ENDED            YEAR ENDED
                                    DECEMBER 31, 1996           MARCH 31, 1996
                                    -----------------           --------------
          Income Taxes
             Currently Payable          $275,000                  $      -
             Deferred Tax Benefit       (275,000)                        -
                                        ---------                 --------
               Income Taxes             $      0                  $      -
                                        ---------                 --------
                                        ---------                 --------

     A reconciliation of the statutory U.S federal income tax rate to the company's effective tax rate for the nine months ended December 31, 1996 was:

                                            Nine Months Ended
                                            December 31, 1996
                                            ------------------
    Statutory U.S. rate                          (34.0)
    State income taxes,
      net of federal benefit                       8.8
    Non-deductible goodwill                        7.2
    Non-deductible merger costs                    5.9
    Non-deductible business meals and
      entertainment                                4.4
    ANS deferred tax asset recognized
      at date of merger                           (6.1)
    Provision for tax contingencies               13.8
                                                 -----
                                                  -0-
                                                 -----
                                                 -----

     For the year ended March 31, 1996, the Company's effective tax rate varied from the Statutory U.S federal income tax rate primarily due to the subchapter S status of ANS.

     Deferred income taxes are recognized to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                        December 31,            March 31,
                                            1996                  1996
-------------------------------------------------------------------------
     Deferred tax assets and
       (liabilities):
     Net operating loss
        carryforwards                $    1,207,300             $1,293,200
     Capital loss
        carryforwards                       205,100                260,800
     Unearned revenue                        54,600                 18,000
     Reserves not deductible                348,300                 12,500
     General business credits                20,000                 15,900
     Other assets                            74,000                  9,200
     Section 481 adjustment                (388,200)
     Other liabilities                                             (29,900)
     Valuation allowance                   (205,100)            (1,579,700)
                                       ------------------------------------
                                     $    1,316,000             $      --
                                       ------------------------------------
                                       ------------------------------------

     At March 31, 1996, the Company had established a full valuation allowance due to uncertainty as to the likelihood and timing of future taxable income. This valuation allowance was reversed in connection with the Company's acquisition of Datatech when it was determined that it was more likely than not that the deferred tax assets would be realized in a future period. At December 31, 1996, the Company had net operating loss carryforwards of approximately $3,451,000 expiring at various dates through 2010. In addition, the Company has capital loss carryforwards of approximately $659,000.

9.  Line of Credit:

     During October of 1996, the Company negotiated a $5,000,000 line of credit with its bank to be used for working capital purposes. The agreement is effective until October 31, 1998. The interest rate is at one half of one percent above the Bank's prime rate and varies depending on the "prime" rate established by the bank. As of December 31, 1996, $589,000 was outstanding on the line. The line of credit agreement contains restrictive covenants, which include, maintaining a current ratio of 1:1, maintaining an indebtedness ratio of 1.5:1, and having positive monthly earnings after taxes, interest, and depreciation. It is also a requirement that financial statements will be given to the bank with a certain amount of days after each month end. As of December 31, 1996, the Company was in violation of the monthly positive earnings covenant. Subsequent to year end, the Company violated the timely financial statement covenant. The Company, however, has obtained a waiver from the bank related to these violations.

10.  Savings and Retirement Plan:

     The Company sponsors a 401(k) savings and retirement plan which is available to all eligible employees. Under the plan, the Company may make a discretionary matching contribution equal to a percentage, as determined by the Company, of employee contributions. Discretionary matching contributions were approximately $9,700 in the nine months ended December 31, 1996 and $7,400 in the year ended March 31, 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III
----------------------------------------------------------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     DIRECTORS OF THE COMPANY

     The information under the captions "Election of Directors Nomination", "--Information About Nominees" and "-- Other Information About Nominees" in the Company's 1997 Proxy Statement is incorporated herein by reference.

(1)  EXECUTIVE OFFICERS OF THE COMPANY

     The information concerning executive officers of the Company is included in this Report under Item 4a, "Executive Officers of the Company".

     COMPLIANCE WITH SECTION 16(A)

     The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Election of Directors - Information about Nominees" and "Certain Transactions" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  1.   EXHIBITS

               The exhibits to this Report are listed in the Exhibit Index on pages E-1 to E-3 below.

               A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of April 2, 1997, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Eltrax Systems, Inc., 10901 Red Circle Drive, Suite 345, Minnetonka, MN; Attn.: Shareholder Relations.

          2.   MANAGEMENT CONTRACTS

               The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Transition Report on Form 10-KSB pursuant to Item 13(a):

               A. Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-18 (File No. 33-51456)).

               B. Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-18 (File No. 33-51456)).

               C.   1992 Stock Incentive Plan (incorporated by reference to
                    Exhibit 10.4 to the Company's Registration Statement on Form S-18 (File No. 33-51456)).

               D.   1995 Stock Incentive Plan (incorporated by reference to
                    Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1995 (File No. 0-22190)).

               E. Employment and Noncompetition Agreement dated as of May 17, 1996 by and between Nordata, Inc. and Howard B. Norton (incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K filed June 3, 1996 (File No. 0-22190)).

               F. Agreement dated as of May 17, 1996 by and among the Company, William P. O'Reilly, Clunet R. Lewis, Mack V. Traynor, III and Howard B. and Ruby Lee Norton (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed June 3, 1996 (File No. 0-22190)).

               G. Consulting Agreement dated as of June 1, 1996 by and between the Company and William P. O'Reilly (filed herewith).

               H. Consulting Agreement dated as of June 1, 1996 by and between the Company and Clunet R. Lewis (filed herewith).

               I. Employment and Noncompetition Agreement dated as of October 31, 1996 by and between Atlantic Network Systems, Inc. and Walter C. Lovett (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 12, 1996 (File No. 0-22190)).

               J. Employment and Noncompetition Agreement dated as of October 31, 1996 by and between Atlantic Network Systems, Inc. and Douglas L. Roberson (incorporated by reference to Exhibit
                    10.2 to the Company's Current Report on Form 8-K filed November 12, 1996 (File No. 0-22190)).

               K. Warrant, dated as of October 31, 1996, to purchase 106,250 shares of Common Stock of the company granted to Walter C. Lovett (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed November 12, 1996 (File No. 0-22190)).

               L. Warrant, dated as of October 31, 1996, to purchase 106,250 shares of Common Stock of the Company granted to Douglas L. Roberson (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed November 12, 1996 (File No. 0-22190)).

               M. Agreement dated as of October 31, 1996 by and among the Company, William P. O'Reilly, Clunet R. Lewis, Mack V. Traynor, III and Walter C. Lovett, Douglas L. Roberson and
                    B. Taylor Koonce (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed November 12, 1996 (File No. 0-22190)).

               N.   1997 Stock Incentive Plan (filed herewith).

               O. Promissory Note dated January 21, 1997 by Gene A. Bier in favor of the Company in the principal amount of $38,227 (filed herewith).

               P. Consulting Agreement dated January 21, 1997 by and between the Company and Gene A. Bier (filed herewith).

               (B)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on October 25, 1996 reporting the Board of Director's determination on October 11, 1996 to change the Company's fiscal year end from March 31 to December 31.

     The Company filed a Current Report on Form 8-K on November 12, 1996 reporting the merger of ANS Acquisition Corporation, a wholly owned subsidiary of the Company, with and into Atlantic Network Systems, Inc.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ELTRAX SYSTEMS, INC.

                                   By:  /s/ William P. O'Reilly
                                        ----------------------------------
                                           William P. O'Reilly
                                           Chief Executive Officer, Chairman of
                                           the Board
                                           and Director
                                           (principal executive officer)
                                           March 28, 1997


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                            TITLE                              DATE
----                            -----                              ----
/s/ William P. O'Reilly     Chief Executive Officer,          March 28, 1997
-----------------------     Chairman of the
William P. O'Reilly         Board and Director
                            (principal executive officer)

/s/ Mack V. Traynor, III    President and Director            March 28, 1997
------------------------
Mack V. Traynor, III


/s/ Patrick J. Dirk         Director                          March 28, 1997
------------------------
Patrick J. Dirk


/s/ Clunet R. Lewis         Director                          March 28, 1997
------------------------    Acting Chief Financial Officer
Clunet R. Lewis             (Principal Financial Officer)
                            (Principal Accounting Officer)


/s/ Thomas F. Madison       Director                          March 28, 1997
------------------------
Thomas F. Madison

/s/ Howard B. Norton        Director                          March 28, 1997
------------------------    President of Datatech subsidiary
Howard B. Norton

/s/ Walter C. Lovett        Director                          March 28, 1997
------------------------    Vice-President of ANS subsidiary
Walter C. Lovett

                               ELTRAX SYSTEMS, INC.

                      EXHIBIT INDEX TO TRANSITION REPORT ON
                                  FORM 10-KSB
        FOR THE NINE MONTH TRANSITION PERIOD ENDED DECEMBER 31, 1996

ITEM               ITEM                                  METHOD  OF FILING
----               ----                                  -----------------
2.1      Agreement and Plan of Merger dated as        Incorporated by reference
         of May 14, 1996 by and among Eltrax          to Exhibit
         Systems, Inc., Rudata Acquisition            2.1 to the Company's
         Corporation, Nordata Acquisition             Current Report
         Corporation, Rudata, Inc., Nordata, Inc.     on Form 8-K filed June 3,
         and Howard B. and Ruby Lee Norton,           1996 (File
         as amended pursuant to that First            No. 0-22190).
         Amendment to Agreement and Plan of
         Merger dated as of May 17, 1996 by
         and among the same parties.

2.2      Agreement and Plan of Merger dated as        Incorporated by reference
         of October 31, 1996 by and among             to Exhibit
         Eltrax Systems, Inc., ANS Acquisition        2.1 to the Company's
         Corporation, Atlantic Network                Current Report
         Systems, Inc. and Walter C. Lovett,          on Form 8-K filed
         Douglas L. Roberson and B. Taylor            November 12, 1996
         Koonce. (1)                                  (File No. 0-22190).

3.1      Amended and Restated Articles of             Incorporated by reference
         Incorporation of the Company, as             to Exhibit
         amended.                                     3.1 to the Company's
                                                      Registration
                                                      Statement on Form S-18
                                                      (File No. 33-51456).

3.2      Bylaws of the Company, as amended.           Incorporated by reference
                                                      to Exhibit 3.2 to the
                                                      Company's Quarterly Report
                                                      on Form 10-QSB for the
                                                      quarter ended
                                                      September 30, 1996
                                                      (File No. 0-22190).

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

4.2      Warrant, dated as of October 31, 1996,       Incorporated by reference
         to purchase 106,250 shares of Common         to Exhibit
         Stock of the Company granted to              10.4 to the Company's
         Walter C. Lovett.                            Current Report
                                                      on Form 8-K filed
                                                      November 12, 1996
                                                      (File No. 0-22190).



4.3      Warrant, dated as of October 31, 1996,       Incorporated by reference
         to purchase 106,250 shares of Common         to Exhibit
         Stock of the Company granted to              10.5 to the Company's
         Douglas L. Roberson.                         Current Report
                                                      on Form 8-K filed
                                                      November 12, 1996
                                                      (File No. 0-22190).

10.1     1992 Stock Incentive Plan.                   Incorporated by reference
                                                      to Exhibit 10.4 to the
                                                      Company's Registration
                                                      Statement on Form S-18
                                                      (File No. 33-51456).

10.2     Form of Incentive Stock Option               Incorporated by reference
         Agreement.                                   to Exhibit 10.6 to the
                                                      Company's Registration
                                                      Statement on Form S-18
                                                      (File No. 33-51456).

10.3     Form of Non-Statutory Option                 Incorporated by reference
         Agreement.                                   to Exhibit 10.7 to the
                                                      Company's Registration
                                                      Statement on Form S-18
                                                      (File No. 33-51456).

10.4     Form of Non-Employees Director Stock         Incorporated by reference
         Option Agreement.                            to Exhibit 10.10 to the
                                                      Company's Annual Report
                                                      on Form 10-KSB for the
                                                      year ended March 31, 1993
                                                      (File No. 0-22190).

10.5     1995 Stock Incentive Plan.                   Incorporated by reference
                                                      to Exhibit 10.12 to the
                                                      Company's Annual Report
                                                      on Form 10-KSB for the
                                                      year ended March 31, 1995
                                                      (File No. 0-22190).

10.6     Employment and Noncompetition                Incorporated by reference
         Agreement dated as of May 17, 1996           to Exhibit 2.5 to the
         by and between Nordata, Inc. and             Company's Current Report
         Howard B. Norton.                            on Form 8-K filed June 3,
                                                      1996 (File No. 0-22190).

10.7     Office Space Lease dated May 20, 1996        Filed herewith electronically.
         by and between PMTC Limited Partnership
         and the Company.

10.8     Standard Industrial Lease dated January      Filed herewith electronically.
         1, 1996 by and between Capistrano
         Enterprises and Nordata, Inc.

10.9     Consulting Agreement dated as of June       Filed herewith electronically.
         1, 1996 by and between the Company
         and Clunet R. Lewis.





10.10    Consulting Agreement dated as of June        Filed herewith electronically.
         1, 1996 by and between the Company
         and William P. O'Reilly.

10.11    Real Estate Lease dated June 1, 1996         Filed herewith electronically.
         between Walt Lovett, Doug and Lisa
         Roberson and Atlantic Network
         Systems, Inc.

10.12    Employment and Noncompetition                 Incorporated by reference to Exhibit
         Agreement dated as of October 31, 1996        10.1 to the Company's Current Report
         by and between Atlantic Network               on Form 8-K filed November 12, 1996
         Systems, Inc. and Walter C. Lovett.           (File No. 0-22190).

10.13    Employment and Noncompetition                 Incorporated by reference to Exhibit
         Agreement dated as of October 31, 1996        10.2 to the Company's Current Report
         by and between Atlantic Network               on Form 8-K filed November 12, 1996
         Systems, Inc. and Douglas L. Roberson.        (File No. 0-22190).


10.14    Agreement dated as of October 31,             Incorporated by reference to Exhibit
         1996 by and among the Company                 10.7 to the Company's Current Report
         William P. O'Reilly, Clunet R. Lewis,         on Form 8-K filed November 12, 1996
         Mack V. Traynor, III and Walter C.            (File No. 0-22190).
         Lovett, Douglas L. Roberson and B.
         Taylor Koonce.

10.15    Revolving Credit Agreement dated              Incorporated by reference to Exhibit 10.9
         October 31, 1996 between the                  to the Company's Quarterly Report on Form
         Company, it subsidiaries and State            10-QSB for the quarter ended September 30,
         Street Bank and Trust Company. (1)            1996 (File No. 0-22190)

10.16    Security Agreement dated October 31,          Filed herewith electronically.
         1996 between the Company and State
         Street Bank and Trust Company, as
         amended.(2)

10.17    Asset Purchase Agreement effective            Filed herewith electronically.
         November 22, 1996 among Eltrax
         Health Card Solutions, LLC, EMX,
         LLC, Americas Tower Partners and the
         Company (1).

10.18    Standard Office Lease Agreement               Filed herewith electronically.
         (NET) dated November 27, 1996
         between Security Life Insurance
         Company of America and Eltrax
         Systems, Inc.


10.19    Amendment No. 1 to Standard Industrial        Filed herewith electronically.
         Lease dated January 1, 1997 between
         Nordata, Inc., the Company and Seligman
         Real Estate Services, Inc.

10.20    Promissory Note dated January 21, 1997        Filed herewith electronically.
         by Gene A. Bier  in favor of the Company
         in the principal amount of $38,227.

10.21    Consulting Agreement dated January 21,        Filed herewith electronically.
         1997 by and between the Company and
         Gene A. Bier.

10.22    Asset Purchase Agreement dated as of          Incorporated by reference to Exhibit
         January 29, 1997 between Atlantic             99.1 to the Company's Current Report
         Network Systems, Inc. and MRK                 on Form 8-K filed February 12, 1997
         Technologies, LTD.                            (File No. 0-22190).

10.23    Lease Amendment One to Office Space           Filed herewith electronically.
         Lease dated May 20, 1996 by and between
         Town Center Delaware, Inc. and the
         Company.

10.24    1997 Stock Incentive Plan.                    Filed herewith electronically.

21.1     Subsidiaries of the Registrant.               Filed herewith electronically.

27.1     Financial Data Schedule.                      Filed herewith electronically.

--------------------------

(1)  Exhibits to these exhibits will be furnished upon request.
(2) Nordata, Inc. and Atlantic Network Systems, Inc. entered into identical Security Agreements, which will be furnished upon request.