Form 10QSB
period 1997-03-31
ELTRAX SYSTEMS INC
filed 1997-05-14
CIK 797448

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarter Ended March 31, 1997

 / /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from                  to
                                          ----------------    -------------

              Commission file number 0-22190

                       _______________________________________

                                 ELTRAX SYSTEMS, INC.
          (Exact name of small business Issuer as specified in its charter)


                        MINNESOTA                     41-1484525
               (State or other jurisdiction        (I.R.S. Employer
             of incorporation or organization)     Identification No.)

              10901 Red Circle Drive, Suite 345, Minnetonka, MN  55343
                    (Address of principal executive offices)

                                    (612) 945-0833
                              (Issuer's telephone number)

                       _______________________________________


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No    .
    ---     ---

Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of May 9, 1997: 7,582,063.

                        PART I - ITEM 1. FINANCIAL STATEMENTS

                                 ELTRAX SYSTEMS, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEET


                                                 MARCH 31,    DECEMBER 31,
                                                   1997           1996
                                               ------------   ------------
ASSETS:                                         (Unaudited)
Current assets:
 Cash and cash equivalents                     $    577,730   $    501,199
 Accounts receivable, net                         6,515,148      6,049,966
 Inventories                                      4,542,729      3,081,643
 Other current assets                               179,011        131,849
                                               ------------   ------------

   Total current assets                          11,814,618      9,764,657

Furniture and equipment, net                        259,028        196,069
Intangible assets, net                            5,830,740      4,641,044
Deferred income taxes                             1,315,970      1,315,970
Other assets                                        133,464        151,312
                                               ------------   ------------

                                               $ 19,353,820   $ 16,069,052
                                               ------------   ------------
                                               ------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                              $  6,468,768   $  6,453,992
 Accrued expenses                                   915,892        936,555
 Credit line bank debt                            4,513,009        588,539
 Other current liabilities                          483,404        506,485
                                               ------------   ------------

   Total current liabilities                     12,381,073      8,485,571
                                               ------------   ------------

Shareholders' equity:
 Series A convertible preferred stock,
  no par, $7.50 per share liquidation
  preference;                                            --             --
 Common stock, $.01 par value, 50,000,000
  shares authorized;
  7,582,063 and 7,558,063 shares issued and
    outstanding                                      75,821         75,581
 Additional paid-in capital                      13,397,039      13,359,053
 Accumulated deficit                             (6,500,113)     (5,851,153)
                                               ------------   ------------

   Total shareholders' equity                     6,972,747       7,583,481
                                               ------------   ------------

                                               $ 19,353,820   $  16,069,052
                                               ------------   ------------
                                               ------------   ------------

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ELTRAX SYSTEMS, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                     (Unaudited)


                                               Three Months Ended March 31,
                                               ----------------------------
                                                    1997           1996
                                               -------------   ------------
REVENUE                                        $   9,748,911   $  4,233,916

COST OF REVENUE                                    8,248,711      3,421,724
                                               -------------   ------------

  Gross Profit                                     1,500,200        812,192

OPERATING EXPENSES:
  Selling, general and administrative              2,000,023        744,023
  Amortization of intangible assets                  102,237             --
                                               -------------   ------------

  Total operating expenses                         2,102,260        744,023
                                               -------------   ------------

  Operating income (loss)                           (602,060)        68,169

INTEREST INCOME (EXPENSE), NET                       (46,900)        18,238

  Income (loss) from continuing operations          (648,960)        86,407

INCOME FROM DISCONTINUED OPERATIONS                       --         80,737
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS               --        133,214
                                                ------------   ------------

  Net income (loss)                             $   (648,960)  $    300,358
                                               -------------   ------------
                                               -------------   ------------

INCOME (LOSS) PER COMMON SHARE AND
  COMMON SHARE EQUIVALENTS:

  CONTINUING OPERATIONS                         $      (0.09)  $       0.02
                                                ------------   ------------
                                                ------------   ------------

  DISCONTINUED OPERATIONS                       $       0.00   $       0.04
                                                ------------   ------------
                                                ------------   ------------

  NET INCOME (LOSS) PER SHARE                   $      (0.09)  $       0.05
                                                ------------   ------------
                                                ------------   ------------

WEIGHTED AVERAGE SHARES OUTSTANDING                7,576,730      5,603,473
                                                ------------   ------------
                                                ------------   ------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ELTRAX SYSTEMS, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)

                                               Three Months Ended March 31,
                                               ----------------------------
                                                    1997           1996
                                               -------------   ------------
OPERATING ACTIVITIES
  Net income (loss)                            $    (648,960)  $    300,358
  Adjustments to reconcile net income (loss)
    to net cash used for operating activities:
    Amortization                                     102,237             --
    Depreciation                                      15,953         24,992
    Gain on sale of digital imaging archiving
      business                                            --       (133,214)
    Changes in current operating items:
      Accounts receivable                           (465,182)       516,942
      Inventories                                   (678,983)       259,338
      Other current assets                           (47,162)       (42,301)
      Accounts payable                                14,776     (1,152,461)
      Accrued expenses                               (96,486)      (212,215)
      Other current liabilities                      (23,081)       (77,530)
      Other assets                                    17,848        (93,769)
                                               -------------   ------------

    Net cash provided by (used for) operating
      activities:                                 (1,809,040)      (609,860)
                                               -------------   ------------

INVESTING ACTIVITIES
  Cash paid in connection with acquisition of
    MST,                                         (2,028,214)             --
  Purchases of short-term investments                    --        (601,497)
  Proceeds from sales of short-term investments          --         181,246
  Purchases of furniture and equipment              (48,912)        (29,776)
  Proceeds from sale of digital imaging
    archiving business                                   --         100,000
                                               -------------   ------------

  Net cash used for investing activities:         (2,077,126)      (350,027)
                                               -------------   ------------

FINANCING ACTIVITIES
  Distributions to ANS shareholders                       --       (100,000)
  Line of credit activity, net                     3,924,470        604,099
  Proceeds from issuances of common stock             38,227             --
                                               -------------   ------------
   Net cash provided by financing activities:      3,962,697        504,099
                                               -------------   ------------
    Increase, (decrease) in cash and cash
      equivalents                                     76,531       (455,788)

CASH AND CASH EQUIVALENTS
Beginning of period                                  501,199        936,311
                                               -------------   ------------

End of period                                  $     577,730   $    480,523
                                               -------------   ------------
                                               -------------   ------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ELTRAX SYSTEMS, INC.
               NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1997
                                     (Unaudited)

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

    In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the three-month periods ended March 31, 1997 and March 31, 1996. The condensed consolidated financial statements include the accounts of Eltrax Systems, Inc. ("Eltrax") and its subsidiaries, Nordata, Inc. and Rudata, Inc. ("Datatech") and Atlantic Network
    Systems ("ANS"). ANS results are included for all periods presented resulting from the merger of ANS in a pooling-of-interests on October
    31, 1996. The Datatech results are included since May 17, 1996, the date of acquisition, therefore they are included in the current quarter but not in the quarter ending March 31, 1996. The Company's Health Card and Digital Imaging Archiving businesses which were sold in November
    1996 and March 1996 respectively, and have been reflected as discontinued operations. Intercompany transactions have been eliminated.

    These condensed financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company's Annual Report to Shareholders for the transition period ended December 31, 1996, and the Company's Current Report on Form 8-K filed with the Commission on January 31, 1997.

2.  ACQUISITION OF MST

    On January 31, 1997, the Company acquired certain assets, and assumed certain liabilities of MST Distribution ("MST") from MRK Technologies, LTD. ("MRK"). The assets acquired included inventory, contracts, furniture and equipment and various intangibles. The purchase price for the various assets including transaction costs was approximately $2,028,000.

    The acquisition of MST has been accounted for as a purchase and, accordingly, the results of MST's operations have been included in the Company's results since January 31, 1997.

3.  INCOME (LOSS) PER SHARE

    Income (loss) per common and common stock equivalent share are computed by dividing (loss) data by the weighted average number of common and common stock equivalent shares outstanding during the respective periods. Common stock equivalent shares included in the computation represent shares issuable upon assumed exercise of stock options and warrants which would have had a dilutive effect.

    In February 1997, the Financial Accounting Standards Board issued
    Statement No. 128, "Earnings per Share" (Statement No. 128). This statement modifies the methodology for calculating earnings per share and will be adopted in the fourth quarter of 1997. There is no significant difference between the Company's income (loss) per share data as presented herein and as calculated under Statement No. 128.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements in this Form 10-QSB and in the future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in customer demand and requirements, new product announcements, interest rate fluctuations, changes in federal income tax laws and regulations, competition, industry specific factors and world wide economic and business conditions. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996:

Total revenue for the three months ended March 31, 1997 increased by $5,515,000 to $9,749,000 compared to revenue of $4,234,000 for the three months ended March 31, 1996. The increase resulted from revenue of $5,443,000 from Datatech which is included for the current quarter and was not included in the 1996 results until the acquisition date of May 17, 1997. Revenue is also higher at ANS for the period ended March 31, 1996, due to the acquisition of MST on January 31, 1997, which contributed approximately $1,030,000 of revenue in the current quarter.

Gross profit margin as a percentage of revenue for the three months ended March 31, 1997 was 15.4% compared to 19.2% for the three months ended March 31, 1996, but down only slightly from the 15.6% for the nine month transition period ended December 31, 1996.

Operating expenses increased by $1,358,000 to $2,102,000 compared to operating expenses of $744,000 for the three months ended March 31, 1996. The increase in operating expenses resulted primarily from an increase in selling, general and administrative expenses, due to the inclusion of Datatech and MST in this period. The amortization of intangibles also contributed $102,000 of the increase. A portion of the increase in general and administrative expense is associated with Eltrax's merger and acquisition activity, which is expected to continue.

Net interest expense of $47,000 was $65,000 higher than the income of $18,000 during the three months ended March 31, 1997 compared to the same period last year. The increase is due to use of cash and short term debt under the Company's revolving credit facility with State Street to acquire Datatech and to MST and provide working capital.

PRO FORMA FINANCIAL RESULTS

    SELECTED PRO FORMA FINANCIAL DATA

    The following selected unaudited pro forma financial data should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis." The unaudited pro forma statement of operations data is derived from unaudited financial statements of the Company that are not included herein. The pro forma results are not necessarily indicative of future results.

PRO FORMA STATEMENT OF OPERATIONS DATA (UNAUDITED):

                                         THREE MONTHS ENDED
                                 MARCH 31, 1997     MARCH 31, 1996
                                 --------------     --------------
Revenue                          $    9,749,000     $    8,965,000
Cost of Revenue                       8,249,000          7,212,000
                                 --------------     --------------
Gross Profit                          1,500,000          1,753,000
Operating Expenses                    2,102,000          1,409,000
                                 --------------     --------------

Operating Income (loss)                (602,000)           344,000
Interest and Other (net)                (47,000)            28,000
                                 --------------     --------------
Income (loss) from Continuing
   Operations                          (649,000)            372,000
Discontinued Operations (net)                --             214,000
Income Taxes                                 --             128,000
                                 --------------     --------------
Net Income (loss)                 $    (649,000)    $       458,000
                                 --------------     --------------
                                 --------------     --------------

COMPARISON OF PRO FORMA THREE MONTHS ENDED MARCH 31, 1997 AND 1996

    The following discussion describes the Company results as if the Datatech acquisition had taken place as of the beginning of the three month period ending March 31, 1996.

    Total revenue for the three month period ending March 31, 1997 increased by 8.7% to $9,749,000 when compared to the pro forma revenue of $8,965,000 for the three months ended March 31, 1996. This increase resulted from increased sales activity at Datatech, which increased proforma revenue from $4,731,000 in the three months ended March 31, 1996 to $5,443,000 in the same period in 1997, and from increased sales activity at ANS which increased pro forma revenue from $4,234,000 in the three months ended March 31, 1996 to $4,306,000 in the same period in 1997.

    The pro forma gross profit margin percentage decreased to 15.4% during the three months ended March 31, 1997 from 19.6% in the three months ended March 31, 1996.

    The pro forma operating expenses of the Company increased 50% to $2,102,000 in the three months ended March 31, 1997, compared to $1,409,000 in the three months ended March 31, 1996. This increase is primarily due to increased selling, general and administrative expenses as well as amortization. A portion of the increase is associated with the Company's acquisition activities.

                       LIQUIDITY AND CAPITAL RESOURCES

MARCH 31, 1997 COMPARED TO DECEMBER 31, 1996:

The level of cash, cash equivalents and short-term investments increased by $77,000 from $501,000 on December 31, 1996 to $578,000 on
March 31, 1997. The Company's short term borrowings, however, under its bank line increased by $3,925,000 to $4,513,000 at March 31, 1997. Approximately $2,028,000 was utilized to purchase the assets of MST Distribution as discussed in Note 2. In addition, borrowings were used to finance additional accounts receivable and inventory and the net cash used for operating activities in the first quarter. The Company has a $5,000,000 maximum credit facility available under its revolving credit agreement with State Street.

Management believes that the Company will require additional financing during the second or third quarter of 1997 and continues to explore various alternatives to provide both working capital and long-term funds.

                               RECENT DEVELOPMENTS

The Company has announced that a newly created subsidiary is expected to merge with EJG Techline, Inc. of Agoura Hills, CA on May 14, 1997. A Current Report on Form 8-K is anticipated to be filed in connection with this merger.

                             PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         None.


Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         On April 15, 1997 Nicholas J. Pyett was named the Company's Chief Financial Officer.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         None.

         (b)  Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on January 31, 1997, reporting its acquisition of MST.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Eltrax Systems, Inc.
                                  (the "Registrant")


Date: May 14, 1997                 /s/  Nicholas J. Pyett
                                   -------------------------------------
                                        Nicholas J. Pyett,
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)