Form 10QSB
period 1997-06-30
ELTRAX SYSTEMS INC
filed 1997-08-14
CIK 797448

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934

              For the Quarter Ended June 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from __________ to _________

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

                        --------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /.


Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of August 6, 1997: 8,173,126.

                      PART I - ITEM 1. FINANCIAL STATEMENTS


                                 ELTRAX SYSTEMS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                      (Unaudited)

                                              June 30,          December 31,
                                                1997               1996(1)
                                            ------------        ------------
ASSETS:
Current assets:
  Cash and cash equivalents                 $    789,064        $    694,901
  Accounts receivable, net                     7,299,192           6,342,216
  Inventories                                  4,436,211           3,153,123
  Other current assets                           183,024             133,086
                                            ------------        ------------
    Total current assets                      12,707,491          10,323,326
                                            ------------        ------------
Furniture and equipment, net                     315,420             211,216
Deferred income taxes, net                          --             1,315,970
Intangible assets, net                         3,266,577           4,641,044
Other assets                                     133,807             154,712
                                            ------------        ------------
                                            $ 16,423,295        $ 16,646,268
                                            ------------        ------------
                                            ------------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                          $  9,281,250        $  6,841,650
  Accrued expenses                             1,170,768             936,555
  Credit line bank debt                        4,254,131             588,539
  Other current liabilities                      299,513             597,755
                                            ------------        ------------

    Total current liabilities                 15,005,662           8,964,499
                                            ------------        ------------

Shareholders' equity:
  Common stock, $.01 par value, 50,000,000
    shares authorized; 7,812,063 and
    7,788,063 shares issued and outstanding       78,121              77,881
  Additional paid-in capital                  13,400,060          13,362,073
  Accumulated deficit                        (12,060,548)         (5,758,185)
                                            ------------        ------------

   Total shareholders' equity                  1,417,633           7,681,769
                                            ------------        ------------

                                            $ 16,423,295        $ 16,646,268
                                            ------------        ------------
                                            ------------        ------------


(1) Amounts have been restated to reflect pooling-of-interests transaction, see Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ELTRAX SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                   Three Months Ended June 30,             Six Months Ended June 30,
                                                   ----------------------------          ------------------------------
                                                       1997           1996 (1)             1997 (1)         1996 (1)
                                                   ------------     -----------          ------------     ------------
Revenue                                            $ 11,343,064     $ 8,164,252          $ 21,605,258     $ 13,082,503

Cost of Revenue                                       9,984,051       6,638,308            18,489,997       10,564,583
                                                   ------------     -----------          ------------     ------------

  Gross Profit                                        1,359,013       1,525,944             3,115,261        2,517,920

Operating Expenses:
  Selling, general and administrative                 2,956,954       1,322,322             5,063,023        2,234,759
  Amortization of intangible assets                     106,163          53,420               208,400           53,420
  Adjustment of Datatech goodwill                     2,458,000            --               2,458,000             --
                                                   ------------     -----------          ------------     ------------

    Total operating expenses                          5,521,117       1,375,742             7,729,423        2,288,179
                                                   ------------     -----------          ------------     ------------

    Operating income (loss)                          (4,162,104)        150,202            (4,614,162)         229,741

Interest income (expense), net                          (67,760)         (5,624)             (113,503)          13,699
                                                   ------------     -----------          ------------     ------------
    Income (loss) from continuing operations         (4,229,864)        144,578            (4,727,665)         243,440

Income (loss) from discontinued operations                 --            (2,570)                 --             78,167
Gain on disposal of discontinued operations                --              --                    --            133,214
                                                   ------------     -----------          ------------     ------------

    Pretax income (loss)                             (4,229,864)        142,008            (4,727,665)         454,821

    Income tax expense                                1,315,970            --               1,315,970             --
                                                   ------------     -----------          ------------     ------------

    Net income (loss)                              $ (5,545,834)    $   142,008          $ (6,043,635)    $    454,821
                                                   ------------     -----------          ------------     ------------
                                                   ------------     -----------          ------------     ------------

Income (loss) per common share and
  common share equivalents:

  Continuing operations                            $      (0.71)    $      0.02          $      (0.77)    $       0.03
                                                   ------------     -----------          ------------     ------------
                                                   ------------     -----------          ------------     ------------

  Discontinued operations                          $       --       $       --           $        --      $       0.03
                                                   ------------     -----------          ------------     ------------
                                                   ------------     -----------          ------------     ------------

  Net income (loss) per share                      $      (0.71)    $      0.02          $      (0.77)    $       0.06
                                                   ------------     -----------          ------------     ------------
                                                   ------------     -----------          ------------     ------------

Weighted average shares outstanding                   7,812,063       7,814,723             7,809,411        7,292,913
                                                   ------------     -----------          ------------     ------------
                                                   ------------     -----------          ------------     ------------

(1) Amounts have been restated to reflect pooling-of-interests transaction, see Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ELTRAX SYSTEMS, INC.
                    ONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months Ended June 30,
                                                               -------------------------------
                                                                   1997              1996 (1)
                                                               ------------       ------------
Operating Activities
  Net income (loss)                                            $ (6,043,635)      $    454,821
  Adjustments to reconcile net income (loss) to net
    cash used for operating activities:
      Amortization                                                  208,400             53,420
      Depreciation                                                   33,992             50,701
      Adjustment of Datatech goodwill                             2,458,000               --
      Adjustment to deferred income taxes                         1,315,970               --
      Gain on sale of digital imaging archiving business               --             (133,214)
      Changes in current operating items:
        Accounts receivable                                        (956,976)           (19,300)
        Inventories                                                (500,985)           685,932
        Other current assets                                        (49,938)            48,230
        Accounts payable                                          2,439,600           (752,488)
        Accrued expenses                                            158,391            623,867
        Other current liabilities                                  (298,242)          (126,962)
        Other assets                                                 20,905           (184,017)
                                                               ------------       ------------

      Net cash (used for) provided by operating activities:      (1,214,518)           700,990
                                                               ------------       ------------
Investing Activities
  Cash paid in connection with acquisitions,
        net of cash acquired in 1996 of $750,490                 (2,028,214)          (695,549)
  Proceeds from sales of short-term investments, net                   --              381,022
  Purchases of furniture and equipment                             (108,196)           (19,186)
  Proceeds from sale of digital imaging archiving business             --              100,000
                                                               ------------       ------------

      Net cash used for investing activities:                    (2,136,410)          (233,713)
                                                               ------------       ------------
Financing Activities
  Distributions to shareholders                                    (258,728)          (175,076)
  Line of credit activity, net                                    3,665,592           (351,114)
  Proceeds from issuances of common stock                            38,227             49,558
                                                               ------------       ------------

      Net cash provided by (used for) financing activities:       3,445,091           (476,632)

    Increase (decrease) in cash and cash equivalents                 94,163             (9,355)
                                                               ------------       ------------
Cash and Cash Equivalents
Beginning of period                                                 694,901          1,122,881
                                                               ------------       ------------

End of period                                                  $    789,064       $  1,113,526
                                                               ------------       ------------
                                                               ------------       ------------
Non cash investing and financing activities:
  Common Stock Consideration for Datatech Acquisition
    Original issuance of 2,068,000 shares                                         $  5,955,840
    Return of 100,000 shares resulting from settlement of
      escrowed shares                                                                (462,138)
                                                                                  ------------
                                                                                  $  5,493,702
                                                                                  ------------
                                                                                  ------------

(1) Amounts have been restated to reflect pooling-of-interests transaction, see Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ELTRAX SYSTEMS, INC.
               NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    June 30, 1997
                                     (Unaudited)

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

    In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments, consisting only of those of a recurring nature, (See Notes 2, 3 and 4) and disclosures to present fairly the financial position as of June 30, 1997 and the results of operations and cash flows for the periods ended June 30, 1997 and
    June 30, 1996. The condensed consolidated financial statements include the accounts of Eltrax Systems, Inc. ("Eltrax") and its subsidiaries, Nordata, Inc. and Rudata, Inc. ("Datatech"), Atlantic Network Systems
    ("ANS") and EJG Techline, Inc. ("Techline").    ANS results are included
    for all periods presented resulting from the merger of ANS in a pooling-of-interests on October 31, 1996. Techline results are included for all periods presented resulting from the merger of Techline in a pooling-of-interests on May 14, 1997. The Datatech results are included since May 17, 1996, the date of acquisition. The Company's
    Health Card and Digital Imaging Archiving businesses which were sold in November 1996 and March 1996 respectively have been reflected as discontinued operations. Intercompany transactions have been eliminated.

    These condensed financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company's Annual Report to Shareholders for the transition period ended December 31, 1996, and the Company's Current Reports on Form 8-K filed with the Commission that are dated January 31, 1997, May 15, 1997, and July 1, 1997.

2.  MERGERS AND ACQUISITIONS

    ACQUISITION OF MST

    On January 31, 1997, ANS acquired certain assets of MST Distribution
    ("MST") from MRK    Technologies, LTD. ("MRK").  The assets acquired
    included inventory, contracts, furniture and equipment and various intangibles. The purchase price for the various assets including transaction costs was approximately $2,028,000.

    The acquisition of MST has been accounted for as a purchase and, accordingly, the results of MST's operations have been included in the Company's results since January 31, 1997.

    MERGER WITH EJG TECHLINE, INCORPORATED

    On May 14, 1997 the Company issued 230,000 shares of its common stock in exchange for all of the outstanding common stock of EJG Techline, Incorporated, ("Techline"). The merger with Techline has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Techline for all periods prior to the merger.

3.  ADJUSTMENT OF DATATECH GOODWILL

    As a result of events which occurred at the Company's Datatech subsidiary in the second quarter of 1997, the Company determined that there was a permanent impairment in the fair value of the goodwill recorded in connection with the Datatech purchase in May 1996. During the second quarter, the Company made an initial determination that $2,458,000 of the remaining Datatech goodwill should be written off.

    In making its evaluation of the Datatech goodwill, the Company reviewed a number of factors. These factors included the loss of existing customers, a reduction in current sales activity and forecasted sales as compared to the original sales estimates at the date of acquisition, turnover in management and sales personnel, the elimination of several functions at Datatech and the overall state of Datatech operations. In reviewing these factors, it was determined that the carrying value of Datatech exceeded the fair value by approximately $2,458,000, resulting in the adjustment.

    During the remainder of 1997, the Company will continue to refine its evaluation of the goodwill and make any necessary adjustments in future quarters.

4.  DEFERRED INCOME TAXES

    During the second quarter of 1997, due to the recent financial results, the Company increased the valuation allowance applied to its deferred tax assets by recording $1,315,970 in income tax expense.

5.  LINE OF CREDIT

    The Company has a $5,000,000 line of credit with State Street Bank and Trust Company ("State Street") which had an outstanding balance of $4,254,131 on June 30, 1997. The Company has informed State Street that it is not in compliance with certain of the covenants contained in the line of credit agreement, including those which require positive monthly earnings before taxes, interest, and depreciation, as well as a minimum current ratio. While State Street has not granted a waiver of the non-compliance with the covenants, no demand for repayment has been made.

6.  SUBSEQUENT EVENT

    On July 1, 1997, the Company acquired Four Corners Technology, Inc. ("Four Corners") for 350,000 shares of the Company's common stock. The Company expects that this acquisition will be accounted for as a purchase and, accordingly, the results of Four Corners' operations will be included in the Company's financial statements subsequent to June 30, 1997.

7.  INCOME (LOSS) PER SHARE

    Income (loss) per common and common stock equivalent shares are computed by dividing earnings (loss) data by the weighted average number of common and common stock equivalent shares outstanding during the respective periods. Common stock equivalent shares included in the computation represent shares issuable upon assumed exercise of stock options and warrants which would have had a dilutive effect.

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Form 10-QSB and in the future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in customer demand and requirements, new product announcements, interest rate fluctuations, changes in federal income tax laws and regulations, competition, industry specific factors and world wide economic and business conditions. For a more comprehensive list of uncertainties, see the section entitled "Certain Important Factors" in the Company's Transition Report on Form 10-K for the nine month period ended December 31, 1996. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

                                RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1996:

Results for the six months and quarter ended June 30, 1997 have been significantly effected by the results of the Company's Datatech operations. Datatech's operations continued to deteriorate from the first quarter and its losses increased in the second quarter. During the second quarter the Company undertook an evaluation of the operation's management and performance. As a result, Datatech's management team was removed; sales were consolidated under the Company's National Sales Director; Datatech inventory was moved and consolidated with ANS inventory in Raleigh, North Carolina and the back office functions at Datatech were consolidated at ANS. The current quarter reflects expenses connected with the Datatech situation and the resulting changes which are not expected to recur, including a high level of customer returns, increased bad debt expenses, provisions to reduce inventory to market value and severance costs. In addition, the evaluation resulted in the adjustment of $2,458,000 of Datatech goodwill, and the recording of a valuation allowance against deferred income taxes of $1,316,000. The effect of these expenses are discussed in more detail below.

Total revenue for the three months ended June 30, 1997 increased by $3,179,000 to $11,343,000 compared to revenue of $8,164,000 for the three months ended June 30, 1996. The increase resulted from Datatech revenue included for the entire current quarter this year whereas Datatech revenue was only included in the comparable 1996 period results after the acquisition date of May 17, 1996, as well as the acquisition of MST on January 31, 1997. MST contributed approximately $1,659,000 of revenue in the current quarter to offset lower ANS revenue. While the Datatech revenue recorded increased from the prior year, revenue in the quarter was adversely effected by a higher level of customer returns than expected which resulted in total Datatech second quarter sales being lower than expected and below the same full quarter of 1996 and the first quarter of 1997.

Gross profit margin as a percentage of revenue for the three months ended June 30, 1997 was 12.0% compared to 18.7% for the three months ended June 30, 1996 and the 17.1% margin recorded in the first quarter of 1997. Gross profit margin at ANS increased slightly in the quarter but was offset by significantly lower margins at Datatech. The Datatech margin was adversely impacted by the higher level of customer returns of inventory and related provisions recorded to reduce selected returned inventory to its realizable value.

Operating expenses increased by $4,145,000 to $5,521,000 compared to operating expenses of $1,376,000 for the three months ended June 30, 1996. The largest factor resulting in the increase was the $2,458,000 adjustment to Datatech goodwill. The remaining increase in operating expenses resulted primarily from the inclusion of Datatech and MST for the full period as well as increased Datatech and corporate costs. During the second quarter, most purchasing, order entry, accounting, and inventory functions were consolidated at the Company's ANS subsidiary and the corresponding functions at Datatech were eliminated. The Company anticipates that the savings from this consolidation will be reflected in the third and fourth quarters of 1997 and beyond. In addition, transitional expenses, severance and bad debt charges at Datatech increased costs in the second quarter.

Increased operating expenses also resulted from the amortization of intangibles and increased professional fees and internal costs associated with Eltrax's growth and merger and acquisition activities, which are expected to continue.

Net interest expense of $68,000 was $62,000 higher than the expense of $6,000 during the three months ended June 30, 1996. The increase is due to use of cash and short-term debt under the Company's revolving credit facility with State Street Bank to acquire MST as well as provide working capital.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Total revenue for the six months ended June 30, 1997 increased by $8,522,000 to $21,605,000 compared to revenue of $13,083,000 for the six months ended June 30, 1996. As in the second quarter, the increase primarily resulted from Datatech revenue which is included for the entire current period, but was not included in the 1996 results until the acquisition date of May 17, 1996. Revenue is also higher at ANS for the period ended June 30, 1997, due to the acquisition of MST on January 31, 1997, which contributed approximately $2,680,000 of revenue in the first six months, offsetting slightly lower existing ANS sales in 1997 compared to 1996.

Gross profit margin as a percentage of revenue for the six months ended June 30, 1997 was 14.4% compared to 19.2% for the six months ended June 30, 1996, and the 15.6% margin for the nine month transition period ended December 31, 1996. The gross profit margin for the six months was adversely impacted by the second quarter results, slightly higher ANS margins were offset by lower second quarter Datatech margins.

Operating expenses increased by $5,441,000 to $7,729,000 compared to operating expenses of $2,288,000 for the six months ended June 30, 1996. The adjustment to Datatech goodwill of $2,458,000 accounted for the largest part of the increase. The remaining increase in operating expenses resulted primarily due to the inclusion of Datatech and MST in this period as well as the additional Datatech expenses discussed above. The amortization of intangibles also contributed $155,000 of the increase. A portion of the increase in general and administrative expense is associated with Eltrax's growth and merger and acquisition activity, which is expected to continue.

Net interest expense of $114,000 was $128,000 higher than the income of $14,000 during the six months ended June 30, 1997 compared to the same period last year. The increase is due to use of cash and short term debt under the Company's revolving credit facility with State Street to acquire MST and to provide working capital.

Income tax expense resulted from the valuation allowance recorded against deferred tax assets.

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

The following discussions describe the Company results as if the Datatech acquisition had taken place as of the beginning of the six month period ended June 30, 1996.

PRO FORMA STATEMENT OF OPERATIONS DATA (UNAUDITED):

                                         THREE MONTHS ENDED
                                  JUNE 30, 1997       JUNE 30, 1996
                                  -------------       -------------

Revenue                           $ 11,343,000        $ 11,034,000
Cost of Revenue                      9,984,000           8,994,000
                                  ------------        ------------
Gross Profit                         1,359,000           2,040,000
Operating Expenses                   5,521,000           1,925,000
                                  ------------        ------------

Operating Income (loss)             (4,162,000)            115,000
Interest and Other (net)               (68,000)             (3,000)
                                  ------------        ------------
Income (loss) from Continuing
   Operations                       (4,230,000)            112,000
Discontinued Operations (net)               -               (3,000)
                                  ------------        ------------
Pretax Income (loss)                (4,230,000)            109,000
Income Tax Expense                   1,316,000                   -
                                  ------------        ------------
Net Income (loss)                 $ (5,546,000)       $    109,000
                                  ------------        ------------
                                  ------------        ------------

COMPARISON OF PRO FORMA RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 1997

Total revenue for the three months ended June 30, 1997 increased by 2.8% or $309,000 to $11,343,000 compared to revenue of $11,034,000 for the three months ended June 30, 1996. The increase is due to the acquisition of MST on January 31, 1997, which contributed approximately $1,659,000 of revenue in the current quarter offset by lower revenue at Datatech due in part to the increased customer returns. ANS revenue was up slightly from prior year levels for the quarter.

Gross profit margin as a percentage of revenue for the three months ended June 30, 1997 was 12% compared to 18.5% for the three months ended June 30, 1996 and the 17.1% margin for the first quarter of 1997. Gross profit was reduced due to the impact of customer returns of older inventory and provisions recorded to reduce Datatech inventory to its realizable value.

Operating expenses increased by $3,596,000 to $5,521,000 compared to operating expenses of $1,925,000 for the three months ended June 30, 1996. The 1997 expenses include the $2,458,000 adjustment to Datatech goodwill.
The remaining increase in operating expenses reflects increased costs at Datatech for bad debt expense, severance and the moving of selected functions to ANS. ANS operating expenses increased due to the acquisition of MST in January, 1997. The amortization of intangibles also contributed $53,000 of the increase. A portion of the increase in general and administrative expense is also associated with Eltrax's growth and merger and acquisition activities, which are expected to continue.

Income tax expense resulted from the valuation allowance recorded against deferred tax assets.

                                           SIX MONTHS ENDED
                                  JUNE 30, 1997       JUNE 30, 1996
                                  -------------       -------------

Revenue                           $ 21,605,000        $ 20,360,000
Cost of Revenue                     18,490,000          16,386,000
                                  ------------        ------------
Gross Profit                         3,115,000           3,974,000
Operating Expenses                   7,729,000           3,503,000
                                  ------------        ------------

Operating Income (loss)             (4,614,000)            471,000
Interest and Other (net)              (114,000)             25,000
                                  ------------        ------------
Income (loss) from Continuing
   Operations                       (4,728,000)            496,000
Discontinued Operations (net)            -                 211,000
Income Taxes                             -                (128,000)
                                  ------------        ------------
Pretax Income (loss)                (4,728,000)            579,000
Income Tax Expense                   1,316,000                   -
                                  ------------        ------------

Net Income (loss)                 $ (6,044,000)       $    579,000
                                  ------------        ------------
                                  ------------        ------------

COMPARISON OF PRO FORMA RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

    The revenue for the six month period ending June 30, 1997 increased by 6.1% to $21,605,000 when compared to the pro forma revenue of $20,360,000 for the six months ended June 30, 1996. This increase resulted from the acquisition of MST in January, 1997 which added $2,680,000 of revenue offset by a decline in Datatech revenue.

    The pro forma gross margin percentage decreased to 14.4% during the six months ended

June 30, 1997 from 19.5% in the six months ended June 30, 1996 due to the second quarter decline at the Datatech operations discussed above.

    The pro forma operating expenses of the Company increased by $4,226,000 to $7,729,000 in the six months ended June 30, 1997, compared to $3,503,000 in the six months ended June 30, 1996. The primary reason for the increase was the $2,458,000 adjustment to Datatech goodwill. This remaining increase is due to the acquisition of MST and the operating issues at Datatech discussed above increased selling, general and administrative expenses as well as amortization. A portion of the increase is also associated with the Company's growth and merger and acquisition activities.

Income tax expense resulted from the valuation allowance recorded against deferred tax assets.

                         LIQUIDITY AND CAPITAL RESOURCES

The level of cash, cash equivalents and short-term investments increased by $94,000 from $695,000 at December 31, 1996 to $789,000 on June 30, 1997. The
Company's short-term borrowings, however, under its bank line increased by $3,665,000 to $4,254,000 at June 30, 1997. Approximately $2,028,000 of the
increase was utilized to purchase the assets of MST Distribution. In addition, borrowings were used to finance operating activities in the first six months.

The Company currently has a $5,000,000 maximum credit facility available under its revolving credit agreement with State Street Bank and Trust Company ("State Street"). The Company is currently not in compliance with several provisions of its agreement with State Street which includes requirements that the company have positive earnings before interest, depreciation and amortization, as well as maintain certain financial ratios. While State Street has not demanded repayment of the credit line, there is no assurance that such a demand will not be made. Should such a demand be made, the Company would not have sufficient working capital to continue operations without obtaining additional financing.

Management believes that the Company will require additional financing during the third quarter of 1997 to fund current operations, expand sales in its current product line, and continue development of network services product offerings. Accordingly, the Company intends to raise additional funds in the third quarter through a combination of equity and debt financing.

PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

              Howard Norton is the former owner of the Company's Nordata, Inc. subsidiary and was the president of that subsidiary following its acquisition by the Company. Mr. Norton had a 5 year employment agreement with Nordata, beginning on May 17, 1996. In July of 1997, the Company terminated Mr. Norton's employment. On July 28, 1997, Mr. Norton initiated legal proceedings against the Company in Orange County Superior Court in Santa Ana, California alleging breach of his employment agreement and other miscellaneous claims. Mr. Norton's lawsuit seeks monetary damages, an order reinstating his employment and an order requiring registration of his Eltrax shares. The Company believes that its termination of Mr. Norton's employment was with cause and that Mr. Norton's claims against the Company are without merit. The Company is vigorously contesting Mr. Norton's claims and intends to institute legal action against Mr. Norton for breaches of various duties to the Company and to Nordata.

Item 2.  CHANGES IN SECURITIES

              On May 15, 1997 the Company issued 230,000 shares of restricted common stock to the shareholders of Techline, pursuant to the Techline Merger Agreement as defined in Note 2 to the financial statements in this Form 10-QSB. This transaction is described in detail in the Company's Form 8-K filing dated May 15, 1997 as filed with the Securities and Exchange Commission.

              Subsequent to the quarter ending June, 1997, the Company issued 350,000 shares of restricted common stock to the shareholders of Four Corners, pursuant to the Four Corners Acquisition Agreement as defined in Note 6 to the financial statements in this Form 10-QSB. This transaction is described in detail in the Company's Form 8-K filing dated July 1, 1997 as filed with the Securities and Exchange Commission.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

              None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              At the Company's Annual Meeting of Shareholders held on May 15, 1997, holders of Eltrax Common Stock voted in favor of the following actions:

                ELECTION OF                             AGAINST OR       ABSTENTIONS OR
                 DIRECTORS               FOR             WITHHELD        BROKER NON-VOTES
                -----------              ---            ----------       ----------------

              James C. Barnard        6,773,563           16,640                    -
              Patrick J. Dirk         6,773,463           16,740                    -
              Mark D. Johnson         6,773,763           16,440                    -
              Clunet R. Lewis         6,773,763           16,440                    -
              Thomas F. Madison       6,764,463           16,740                    -
              William P. O'Reilly     6,773,563           16,640                    -
              Mack V. Traynor, III    6,773,763           16,440                    -

              ADOPTION OF THE 1997
              STOCK INCENTIVE PLAN    4,917,961           49,702            1,822,540

Item 5.  OTHER INFORMATION

              None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits


         2.1  Agreement and Plan of Merger            Incorporated by reference
              dated as of May 14, 1997 by and         to Exhibit 2.1 contained in
              among Eltrax Systems, Inc.,             the Company's Current
              EJG Techline Acquiring Corp.,           Report on Form 8-K dated
              corporation, EJG Techline,              May 15, 1997 (File No. 0-22190).
              Incorporated,  Edward J. Gorlitz, Jr.,
              Kathleen M. Gorlitz, Colin E. Quinn,
              and Diane C. Quinn.

         2.2  Agreement and Plan of Merger dated      Incorporated by reference
              as of July 1, 1997 by and among         to Exhibit 2.1 contained in
              Eltrax Systems, Inc., Four Corners      the Company's Current
              Acquiring Corp., Four Corners           on Form 8-K dated July 1,
              Technology, Inc., Robert A. Hughes,     1997 (File No. 0-22190).
              Joel J. Blickenstaff, and David Noall.


         10.1 Employment and Non-Competition          Incorporated by reference
              Agreement between the Company           to Exhibit 10.1 contained in
              and Colin E. Quinn.                     the Company's Current Report on
                                                      Form 8-K dated May 15, 1997 (File
                                                      No. 0-22190).

         10.2 Employment and Non-Competition          Incorporated by reference to
              Agreement between the Company           Exhibit 10.2 contained in the
              and Edward J. Gorlitz, Jr.              Company's Current Report on
                                                      Form 8-K dated May 15, 1997
                                                      (File No. 0-22190).

         10.3 Employment and Non-Competition          Incorporated by reference to
              Agreement between the Company           Exhibit 10.1 contained in the
              and Robert A. Hughes.                   Company's Current Report on
                                                      Form 8-K dated July 1, 1997
                                                      (File No. 0-22190).

         10.4 Employment and Non-Competition          Incorporated by reference to
              Agreement between the Company           Exhibit 10.2 contained in the
              and Joel J. Blickenstaff.               Company's Current Report on
                                                      Form 8-K dated July 1, 1997
                                                      (File No. 0-22190).

         27.0 Financial Data Schedule.

         (b)  Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated May 15, 1997, reporting its acquisition of EJG Techline, Incorporated.

         The Company filed a Current Report on Form 8-K dated July 1, 1997, reporting it's acquisition of Four Corners Technology, Inc.

         The Company filed a Current Report on Form 8-K dated July 21, 1997 reporting an amendment to its 1995 Stock Incentive Plan.

                                      SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Eltrax Systems, Inc.
                                            (the "Registrant")



Date: August 14, 1997                        /s/  Nicholas J. Pyett
                                            -----------------------------
                                            Nicholas J. Pyett
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)