Form 10QSB
period 1997-09-30
ELTRAX SYSTEMS INC
filed 1997-11-14
CIK 797448

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

                    QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended September 30, 1997

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from                  to
                                        ----------------    ------------------

              Commission file number 0-22190

                       ---------------------------------------

                                 ELTRAX SYSTEMS, INC.
          (Exact name of small business Issuer as specified in its charter)


                  MINNESOTA                                   41-1484525
       (State or other jurisdiction                         (I.R.S. Employer
     of incorporation or organization)                      Identification No.)


                  2000 Town Center, Suite 690, Southfield, MI  48705
                       (Address of principal executive offices)

                                    (248) 358-1699
                             (Issuer's telephone number)

                        --------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X   No     .
    -----   -----

Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of November 7, 1997: 9,995,419.

                          PART I-ITEM 1.FINANCIAL STATEMENTS


                                 ELTRAX SYSTEMS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                     (Unaudited)


                                               SEPTEMBER 30,   DECEMBER 31,
                                                   1997          1996 (1)
                                               -------------  -------------

ASSETS:
Current assets:
  Cash and cash equivalents                    $    599,987   $    694,901
  Accounts receivable, net                       10,068,937      6,342,216
  Inventories                                     4,933,933      3,153,123
  Other current assets                              411,475        133,086
                                               ------------   ------------
     Total current assets                        16,014,332     10,323,326

Furniture and equipment, net                        628,877        211,216
Deferred income taxes                                     -      1,315,970
Intangible assets                                 5,305,071      4,641,044
Other assets                                        131,805        154,712
                                               ------------   ------------
     Total assets                              $ 22,080,085   $ 16,646,268
                                               ------------   ------------
                                               ------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                             $ 11,371,618   $  6,841,650
  Accrued expenses                                1,265,049        936,555
  Credit line bank debt                             691,572        588,539
  Other current liabilities                         994,438        597,755
                                               ------------   ------------
     Total current liabilities                   14,322,677      8,964,499

Shareholders' equity
  Common stock, $.01 par value, 50,000,000
    shares authorized; 9,474,875 and
    7,788,063 shares issued
    and outstanding                                  94,749         77,881
  Additional paid-in capital                     20,121,431     13,362,073
  Accumulated deficit                           (12,458,772)    (5,758,185)
                                               ------------   ------------
     Total shareholders' equity                   7,757,408      7,681,769
                                               ------------   ------------
     Total liabilities and shareholders'
       equity                                  $ 22,080,085   $ 16,646,268
                                               ------------   ------------
                                               ------------   ------------

(1)  Amounts have been restated to reflect pooling-of-interests transaction, see
Note 2.


The accompanying notes are an integral part of these consolidated financial statements.

                              ELTRAX SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                             THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------------   ------------------------------------
                                             1997                1996 (1)            1997 (1)            1996 (1)
                                         --------------       -------------       -------------      -------------
Revenue                                   $  14,256,985       $  11,173,907       $  35,862,243      $  24,256,410

Cost of revenue                              11,105,052           9,025,011          29,595,049         19,589,594
                                         --------------       -------------       -------------      -------------
Gross profit                                  3,151,933           2,148,896           6,267,194          4,666,816

Operating expenses:
  Selling, general and administrative         3,362,884           1,850,616           8,425,907          4,085,374
  Amortization of intangible assets              95,802              68,690             304,202            122,110
  Adjustment of Datatech goodwill                     -                   -           2,458,000                -
                                         --------------       -------------       -------------      -------------

  Total operating expenses                    3,458,686           1,919,306          11,188,109          4,207,484
                                         --------------       -------------       -------------      -------------
  Operating income (loss)                      (306,753)            229,590          (4,920,915)           459,332

Interest income (expense), net                  (90,436)             (2,759)           (203,939)            10,939
                                         --------------       -------------       -------------      -------------

  Income (loss) from continuing operations     (397,189)            226,831          (5,124,854)           470,271

Loss from discontinued operations                     -            (111,271)                  -            (33,104)
Gain on disposal of discontinued operations           -                   -                   -            133,214
                                         --------------       -------------       -------------      -------------
  Pretax income (loss)                         (397,189)            115,560          (5,124,854)           570,381

Income tax expense                                1,036                   -           1,317,006                -
                                         --------------       -------------       -------------      -------------
  Net income (loss)                       $   (398,225)       $     115,560       $  (6,441,860)     $     570,381
                                         --------------       -------------       -------------      -------------
                                         --------------       -------------       -------------      -------------

Net income (loss) per common share and
  common share equivalents:

  Continuing operations                   $       (0.05)      $        0.02       $       (0.81)     $        0.06
                                         --------------       -------------       -------------      -------------
                                         --------------       -------------       -------------      -------------
  Discontinued operations                 $          -        $      (0.01)       $          -       $        0.01
                                         --------------       -------------       -------------      -------------
                                         --------------       -------------       -------------      -------------
  Net income (loss) per share             $       (0.05)      $        0.01       $       (0.81)     $        0.07
                                         --------------       -------------       -------------      -------------
                                         --------------       -------------       -------------      -------------
Weighted average shares outstanding           8,303,394           8,775,045           7,975,881          7,703,527
                                         --------------       -------------       -------------      -------------
                                         --------------       -------------       -------------      -------------

(1) Amounts have been restated to reflect pooling-of-interests transaction, see Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

                              ELTRAX SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                1997         1996(1)
                                                                            ------------    -----------
OPERATING ACTIVITIES
  Net income (loss)                                                          $(6,441,860)   $   570,381
  Adjustments to reconcile net income (loss) to net
    cash used for operating activities:
      Amortization                                                               304,202        122,110
      Depreciation                                                                79,865         77,127
      Gain on sale of digital imaging archiving business                               -       (133,214)
      Adjustment of Datatech goodwill                                          2,458,000              -
      Adjustment to deferred income taxes                                      1,315,970              -
      Changes in current operating items:
        Accounts receivable, net                                              (1,679,955)      (504,931)
        Inventories                                                             (415,262)     1,313,320
        Other current assets                                                      (1,828)        37,632
        Accounts payable                                                       2,509,531     (1,532,341)
        Accrued expenses                                                        (108,622)        37,818
        Other current liabilities                                               (177,335)      (164,767)
        Other assets                                                              22,907       (171,384)
                                                                            ------------    -----------
      Net cash used in operating activities:                                  (2,134,387)      (348,249)

INVESTING ACTIVITIES
  Cash paid in connection with acquisition of Datatech, net of
    cash acquired of $750,490                                                          -       (695,549)
  Cash received in acquisition of Four Corners and Hi-Tech                       312,929              -
  Cash paid in connection with acquisition of MST                             (2,028,214)             -
  Proceeds from sales of short-term investments, net                                   -        964,635
  Purchases of furniture and equipment                                          (229,903)       (70,517)
  Proceeds from sale of digital imaging archiving business                             -        100,000
                                                                            ------------    -----------
      Net cash provided by (used in) investing activities:                    (1,945,188)       298,569
                                                                            ------------    -----------

FINANCING ACTIVITIES
  Distributions to shareholders                                                 (258,727)      (275,076)
  Line of credit activity, net                                                  (109,967)       199,687
  Proceeds from issuances of common stock and warrants                         4,353,355        115,620
                                                                            ------------    -----------
      Net cash provided by financing activities:                               3,984,661         40,231
                                                                            ------------    -----------
      Decrease in cash and cash equivalents                                      (94,914)        (9,449)
                                                                            ------------    -----------

CASH AND CASH EQUIVALENTS
Beginning of period                                                              694,901      1,122,881
                                                                            ------------    -----------
End of period                                                                $   599,987    $ 1,113,432
                                                                            ============    ===========

NON CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock consideration for acquisitions
    Datatech:
      Original issuance of 2,068,000 shares                                                 $ 5,955,840
      Return of 100,000 shares resulting from settlement of escrowed shares                    (462,138)
                                                                                            -----------
                                                                                            $ 5,493,702
                                                                                            ===========
    Four Corners- issuance of 350,000 shares                                $ 1,649,375
    Hi-Tech- issuance of 170,000 shares                                         773,496

(1) Amounts have been restated to reflect pooling-of-interests transaction, see Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ELTRAX SYSTEMS, INC.
               NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  September 30, 1997
                                     (Unaudited)

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

    In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments, consisting only of those of a recurring nature, (See Notes 2, 3 and 4) and disclosures to present fairly the financial position as of September 30, 1997 and the results of operations and cash flows for the periods ended September 30, 1997 and September 30, 1996. The condensed consolidated financial statements include the accounts of Eltrax Systems, Inc. ("Eltrax") and its subsidiaries, Nordata, Inc. and Rudata, Inc. ("Datatech"), Atlantic Network Systems ("ANS"), EJG Techline, Incorporated ("Techline"), Four Corners Technology, Inc. ("Four Corners") and Hi-Tech Connections, Inc. ("Hi-Tech"). ANS results are included for all periods presented resulting from the merger of ANS in a pooling-of-interests on October 31, 1996. Techline results are included for all periods presented resulting from the merger of Techline in a pooling-of-interests on May 14, 1997. The Datatech, Four Corners, and Hi-Tech results are included since May 17, 1996, July 1, 1997 and August 1, 1997, their respective dates of acquisition. The Company's Health Card and Digital Imaging Archiving businesses, which were sold in November 1996 and March 1996 respectively, have been reflected as discontinued operations. Intercompany transactions have been eliminated.

    These condensed financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Annual Report to Shareholders for the nine month transition period ended December 31, 1996, and the Company's Current Reports on Form 8-K filed with the Commission dated January 31, 1997, May 15, 1997, July 1, 1997, August 15, 1997 and October 3, 1997.

2.  MERGERS AND ACQUISITIONS

    ACQUISITION OF MST

    On January 31, 1997, ANS acquired certain assets of MST Distribution ("MST") from MRK Technologies, LTD. ("MRK"). The assets acquired included inventory, contracts, furniture and equipment and various intangibles. The purchase price for the various assets including transaction costs was approximately $2,028,000.

    The acquisition has been accounted for as a purchase and, accordingly, the results of MST's operations are included in the Company's consolidated financial statements from January 31, 1997.

    MERGER WITH EJG TECHLINE, INCORPORATED

    On May 14, 1997, the Company issued 230,000 shares of its common stock in exchange for all of the outstanding common stock of EJG Techline, Incorporated, ("Techline"). The merger with Techline has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Techline for all periods prior to the merger.

    ACQUISITION OF FOUR CORNERS TECHNOLOGY, INC.

    On July 1, 1997, the Company acquired the outstanding stock of Four Corners Technology, Inc. ("Four Corners") for 350,000 shares of the Company's common stock. The acquisition has been accounted for as a purchase and, accordingly, the results of Four Corners' operations are included in the Company's consolidated financial statements from July 1, 1997.

    ACQUISITION OF HI-TECH CONNECTIONS, INC.

    Effective August 1, 1997, the Company acquired Hi-Tech Connections, Inc. ("Hi-Tech") for 170,000 shares of the Company's common stock (including 20,000 shares issued to a third party relating to certain expenses incurred in the transaction). Under the terms of the agreement, additional shares may be issued based on the earnings generated by Hi-Tech during the six months ending December 31, 1997. The accompanying financial statements have not reflected any such additional shares since their issuance at this time is uncertain. Any issuance of additional shares under the provisions of the purchase agreement will increase goodwill. The acquisition has been accounted for as a purchase and, accordingly, the results of Hi-Tech operations are included in the Company's consolidated financial statements from August 1, 1997.

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

4.  DEFERRED INCOME TAXES

    During the second quarter of 1997, due to recent financial results, the Company increased the valuation allowance applied to its deferred tax assets by recording $1,315,970 in income tax expense.

5.  LINE OF CREDIT

    In early October, the Company and State Street Bank and Trust Company ("State Street") amended the Company's line of credit agreement. The line of credit was increased to $8 million from $5 million and several covenants were modified. State Street also has agreed to waive all prior non-compliance with covenants that were contained in the original line of credit agreement.

6.  NOTE PAYABLE TO OFFICER

    In August 1997, a Company officer advanced $400,000 to the Company in anticipation of participating in the private placement of equity discussed in Note 7. On October 1, 1997, this note was exchanged for 100,000 common shares and warrants with the same terms as the other shares purchased in the private placement. For financial statement purposes these shares and warrants were treated as being issued in September.

7.  PRIVATE PLACEMENT

    In September 1997, the Company issued 950,000 common shares and warrants in a private placement offering to accredited investors. On October 1, 1997 an additional 100,000 shares were issued to an officer of the Company as discussed in Note 6. The shares and warrants were sold for $4.00 a unit and were unregistered. The warrants have an exercise price of $6.25, and can be called by the Company at $0.25 per share if the Company's common stock trades above $8.25 for any ten consecutive days.

    Proceeds to the Company after commissions and expenses were approximately $4,400,000.

8.  SUBSEQUENT EVENT

    On October 31, 1997 the Company acquired the outstanding shares of DataComm Associates, Inc. ("DataComm") and Midwest Telecom Associates, Inc. ("Telecom") for 500,000 shares of the Company's common stock. These acquisitions are expected to be accounted for as purchases and, accordingly, the results of DataComm and Telecom will be included in the Company's financial statements from November 1, 1997.

9.  INCOME (LOSS) PER SHARE

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

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("Statement No. 128"). This statement modifies the methodology for calculating earnings per share and will be adopted in the fourth quarter of 1997. There is no significant difference between the Company's income (loss) per share data as presented herein and as calculated under Statement No. 128.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in customer demand and requirements, new product announcements, interest rate fluctuations, changes in federal income tax laws and regulations, competition, industry specific factors and world wide economic and business conditions. For a more comprehensive list of uncertainties, see the section entitled "Certain Important Factors" in the Company's Transition Report on Form 10-K for the nine-month period ended December 31, 1996. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

                                RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996:

Total revenue for the three months ended September 30, 1997 increased by $3,083,000 to $14,257,000 as compared to revenue of $11,174,000 for the three months ended September 30, 1996. The increase resulted primarily from the acquisition of Four Corners and Hi-Tech on July 1, 1997 and August 1, 1997 respectively, which contributed approximately $4,600,000 of revenue, as well as revenue from the MST division acquired in January. Revenue at the Company's Southeastern Region (former ANS subsidiary) also increased from the prior year. The sales of the Western Region (former Datatech Subsidiary) decreased significantly from the prior period due to the operating problems which resulted in the adjustment to Datatech goodwill recorded in the second quarter. Sales levels for the Western Region are expected to continue to be significantly below 1996 levels.

The gross profit margin for the three months ended September 30, 1997 was 22.1% compared to 19.2% for the three months ended September 30, 1996 and the 14.4% margin recorded in the first six months of 1997. The increase in gross profit margin resulted from higher margins at the businesses acquired in the second and third quarter of 1997 as well as improved margins in the Western Region as compared to the second quarter.

Operating expenses increased by $1,539,000 to $3,459,000 compared to operating expenses of $1,919,000 for the three months ended September 30, 1996. The increase in operating expenses resulted primarily from the inclusion of the Four Corners, Hi-Tech and MST acquisitions in the period as well as increased corporate costs. Operating expenses increased by $396,000 from the second quarter (excluding the adjustment of Datatech goodwill), however, operating expenses at the businesses acquired were $866,000 in the quarter. Accordingly, net operating expenses at the remaining units were down from the prior quarter.

Increased operating expenses also resulted from the amortization of intangibles as well as professional fees and internal costs associated with Eltrax's growth and merger and acquisition activities, which are expected to continue.

Net interest expense of $90,000 in the current quarter was significantly higher than the expense of $3,000 during the three months ended September 30, 1996. The increase is due to use of cash and short-term debt under the Company's revolving credit facility with State Street Bank to acquire MST as well as provide working capital.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996:

Results for the nine months ending September 30, 1997 have been significantly affected by the results of the Company's Western Region. As the region's operations deteriorated in the first quarter and its losses increased in the second quarter, the Company undertook an evaluation of the operation's management and performance. As a result, the region's management team was removed; sales were consolidated under the Company's National Sales Director; inventory was moved and consolidated with inventory with the Southeastern Region in Raleigh, North Carolina and the back office functions at the Western Region were also consolidated at the Southeastern Region. The second quarter reflected expenses connected with this situation and the resulting charges including a high level of customer returns, increased bad debt expenses, provisions to reduce inventory to market value and severance costs. In addition, the evaluation resulted in the adjustment of $2,458,000 of Datatech goodwill, and the recording of a valuation allowance against deferred income taxes of $1,316,000.

Total revenue for the nine months ended September 30, 1997 increased by $11,606,000 to $35,862,000 compared to revenue of $24,256,000 for the nine months ended September 30, 1996. The increase primarily resulted from acquisitions made in 1996 and 1997. Revenues at the Southeastern Region were comparable to the earlier period while Western Region revenues declined.

Gross profit as a percentage of revenue for the nine months ended September 30, 1997 was 17.5% compared to 19.2% for the nine months ended September 30, 1996, and the 15.6% margin for the nine month transition period ended December 31, 1996. The gross profit margin for the nine months was adversely impacted by the second quarter results for the Western Region.

Operating expenses increased by $6,981,000 to $11,188,000 compared to operating expenses of $4,207,000 for the nine months ended September 30, 1996. The adjustment to Datatech goodwill of $2,458,000 accounted for a large part of the increase. The remaining increase in operating expenses resulted primarily due to the effect of the acquisitions made in 1997 and 1996 as well as the additional Western Region expenses in the second quarter discussed above.

The amortization of intangibles also contributed $182,000 of the increase.
An additional portion of the increase in general and administrative expense is associated with Eltrax's growth and merger and acquisition activity, which is expected to continue.

Net interest expense of $204,000 was $215,000 higher than the income of $11,000 during the nine months ended September 30, 1997 compared to the same period last year. The increase is due to use of cash and short-term debt under the Company's revolving credit facility with State Street to acquire MST and to provide working capital.

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

The following discussions describe the Company's summary results as if the Datatech, Four Corners and Hi-Tech acquisitions had taken place as of the beginning of the nine month period ended September 30, 1996. No pro forma adjustment has been made related to the MST acquisition.

PRO FORMA OPERATIONS DATA (unaudited):
                                                  THREE MONTHS ENDED
                                       SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
                                       ------------------    ------------------
Revenue                                   $ 14,892,000           $ 15,001,000
Income (Loss) From Continuing Operations      (392,000)               388,000
Net Income (Loss)                             (392,000)               277,000
Net Income (Loss) per share*                      (.05)                   .04
* FROM CONTINUING OPERATIONS

COMPARISON OF PRO FORMA OPERATIONS DATA FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Total pro forma revenue for the nine months ended September 30, 1997 decreased by approximately 1% or $109,000 to $14,892,000 compared to pro forma revenue of $15,001,000 for the three months ended September 30, 1996. The decrease is due primarily to reduced Western Region revenue offset by revenue resulting from the acquisition of MST on January 31, 1997, which contributed approximately $1,900,000 of revenue in the current quarter.

Pro forma gross profit margin as a percentage of revenue for the three months ended September 30, 1997 was 22.4% which was roughly comparable to the 21.3% for the three months ended September 30, 1996.

Pro forma operating expenses increased by $841,000 to $3,634,000 compared to pro forma operating expenses of $2,793,000 for the three months ended September 30, 1996. The increase in pro forma operating expenses reflects costs relating to the continued development of the Company's service offerings as well as the Company's growth and merger and acquisition activities. The amortization of intangibles also contributed $27,000 of the increase.

                                                   NINE MONTHS ENDED
                                       SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
                                       ------------------    ------------------
Revenue                                   $ 43,536,000           $ 43,201,000
Income (Loss) From Continuing Operations    (6,550,000)             1,096,000
Net Income (Loss)                           (6,550,000)             1,196,000
Net Income (Loss) per share*                      (.77)                   .12
* FROM CONTINUING OPERATIONS


COMPARISON OF PRO FORMA RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The pro forma revenue for the nine month period ending September 30, 1997 increased slightly to $43,536,000 when compared to the pro forma revenue of $43,201,000 for the nine months ended September 30, 1996. This increase resulted from the acquisition of MST in January, 1997 which added approximately $4,500,000 of revenue which was offset by the decline in the Western Region revenue discussed above.

The pro forma gross margin percentage decreased to 18.8% during the nine months ended September 30, 1997 from 21.5% in the nine months ended September 30, 1996 due to the second quarter decline at the Western Region operations discussed above.

The pro forma operating expenses of the Company increased by $5,220,000 to $13,204,000 in the nine months ended September 30, 1997, compared to $7,984,000 in the nine months ended September 30, 1996. A large component of the increase was the $2,458,000 adjustment to Datatech goodwill recorded in the second quarter of 1997. The remaining increase is due to the acquisition of MST, the operating issues at the Western Region discussed above, increased selling, general and administrative expenses and the Company's growth and merger and acquisition activities.

                           LIQUIDITY AND CAPITAL RESOURCES

The level of cash, cash equivalents and short-term investments decreased by $95,000 from $695,000 at December 31, 1996 to $600,000 on September 30, 1997.
The Company's short-term borrowings, however, under its bank line at State Street increased by $103,000 to $692,000 at September 30, 1997. These borrowings were down $3,562,000 from the level at the end of June, 1997.

Cash used for operations was $2,134,000 for the first nine months of 1997 reflecting the $6,442,000 net loss offset by approximately $4,158,000 of non-cash charges. Increased receivables and inventories have been financed with increased accounts payable.

Cash used in investing activities of $1,945,000 reflects primarily the acquisition of the MST operations in January, 1997.

Cash provided by financing activities of $3,985,000 was primarily related to the raising of approximately $4,400,000 in a private equity offering of 1,050,000 common shares issued with warrants. These funds were utilized to reduce the bank line in late September, but will be used in the fourth quarter to reduce trade payables.

The Company renegotiated its credit facility in October resulting in an increase in the availability under the credit line to $8,000,000 from $5,000,000, the modification of certain covenants, and the extension of the agreement for an extra year to October 31, 1999. The availability under the credit line is limited to the Company's borrowing base, which is a function of certain accounts receivable and inventories. At September 30, 1997, the borrowing base was approximately $6,500,000. The Company believes that the current credit line will be sufficient to fund operations into 1998.

                             PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

    None

Item 2.  CHANGES IN SECURITIES


    On July 1, 1997 the Company issued 350,000 shares of restricted common stock to the shareholders of Four Corners, pursuant to the Four Corners Acquisition Agreement as described in Note 2 to the financial statements in this Form 10-QSB. This transaction is described in detail in the Company's Form 8-K filing dated July 1, 1997 as filed with the Securities and Exchange Commission.

    On August 15, 1997 the Company issued 150,000 shares of restricted common stock to the shareholders of Hi-Tech, pursuant to the Hi-Tech Acquisition Agreement as described in Note 2 to the financial statements in this Form 10-QSB. An additional 20,000 shares were issued relating to certain expenses incurred in the transaction. This transaction is described in detail in the Company's Form 8-K/A filing dated August 15, 1997 as filed with the Securities and Exchange Commission.

    In September 1997, the Company issued 950,000 of restricted common stock in a private equity offering as described in Note 7 to the financial statements in this Form 10-QSB. An additional 100,000 shares were sold in October as described in Note 6.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

    None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

Item 5.  OTHER INFORMATION

    None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

2.1 Agreement and Plan of Merger dated      Incorporated by reference
    as of July 1, 1997 by and among         to Exhibit 2.1 contained in
    Eltrax Systems, Inc., Four Corners      the Company's Current
    Acquiring Corp., Four Corners           Report on Form 8-K dated
    Technology, Inc., Robert A. Hughes,     July 1, 1997.
    Joel J. Blickenstaff, and David Noall.

2.2 Agreement and Plan of Merger dated      Incorporated by reference
    as of August 15, 1997 by and among      to Exhibit 2.1 contained
    Eltrax Systems, Inc., Hi-Tech           in the Company's
    Acquiring Corp., Hi-Tech                Current Report on Form
    Connections, Inc. and Edward C.         8-K dated August 15, 1997
    Barrett Daniel M. Christy
    and David R. Hurlbrink.

10.1 Employment and Non-Competition         Incorporated by reference
    Agreement between the Company           to Exhibit 10.1 contained
    and Robert A. Hughes.                   in the Company's
                                            Current Report on Form
                                            8-K dated July 1, 1997

10.2 Employment and Non-Competition         Incorporated by reference to
    Agreement between the Company           Exhibit 10.2 contained
    and Joel J. Blickenstaff.               in the Company's Current
                                            Report on Form 8-K
                                            dated July 1, 1997

10.3 Employment and Non-Competition         Incorporated by
     Agreement between the Company          reference to Exhibit
     and Edward C. Barrett.                 10.1 contained in the
                                            Company's Current
                                            Report on Form 8-K
                                            dated August 15, 1997

10.4 Employment and Non-Competition         Incorporated by
     Agreement between the Company          reference to Exhibit
     and Daniel M. Christy.                 10.2 contained in the
                                            Company's Current
                                            Report on Form 8-K
                                            dated August 15, 1997

10.5 Employment and Non-Competition         Incorporated by
     Agreement between the Company          reference to Exhibit
     and David R. Hurlbrink.                10.3 contained in the
                                            Company's Current
                                            Report on Form 8-K
                                            dated August 15, 1997

27.0 Financial Data Schedule.

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated July 1, 1997, reporting its acquisition of Four Corners Technology, Inc.

The Company filed a Current Report on Form 8-K dated July 21, 1997 reporting an amendment to its 1995 Stock Incentive Plan.

The Company filed a Current Report on Form 8-K, as amended by Form 8-K/A, dated August 15, 1997 reporting its acquisition of Hi-Tech Connections, the move of its corporate office and the resignation of its President.

                                SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Eltrax Systems, Inc.
                                  (the "Registrant")



Date: November 14, 1997            /s/  Nicholas J. Pyett
                                  ------------------------------
                                        Nicholas J. Pyett
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)