Form 10KSB
period 1997-12-31
ELTRAX SYSTEMS INC
filed 1998-03-27
CIK 797448

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

            [ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: December 31, 1997

            [     ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO _________

                        Commission File Number 0-22190

                             ELTRAX SYSTEMS, INC.
         (Name of small business issuer as specified in its charter)

             MINNESOTA                       41-1484525
  (State or other jurisdiction of    (I.R.S. Employer I.D. No.)
   incorporation or organization)

                                2000 TOWN CENTER
                                    SUITE 690
                               SOUTHFIELD, MI  48075
                     (Address of principal executive offices)

                                   (248) 358-1699
                            (Issuer's telephone number)

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
             ----    ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant's revenues for the year ended December 31, 1997:
$49,934,139.

     As of FEBRUARY 2, 1998, 10,847,771 shares of Common Stock of the registrant were outstanding, and the aggregate market value of the Common Stock of the registrant as of that date (based upon the last reported sale price of the Common Stock reported on that date by the NASDAQ Small Cap Market), excluding outstanding shares beneficially owned by directors and officers, was $45,595,121.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held May 19, 1998 (the "1998 Proxy Statement").

     Transitional Small Business Disclosure Format (check one): yes     no X
                                                                   ---    ---

                                    PART I


ITEM 1.   DESCRIPTION OF BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

     INTRODUCTION

     Eltrax Systems, Inc. (the "Company" or "Eltrax") is a nationwide managed network services company, providing communications products and services for enterprise wide networks. Eltrax designs and installs networking systems for corporate and government customers. The Company also provides monitoring, management, and maintenance services to support enterprise networks. Eltrax has acquired several independent companies over the last two years, and these acquisitions now comprise Eltrax's national network of regional operations.

     The Company headquarters is located at 2000 Town Center, Suite 690, Southfield, MI 48075 and its telephone number is (248) 358-1699. The Company maintains a worldwide web address at www.eltrax.com.

     HISTORY

     The Company completed its initial public offering on December 8, 1992. At that time, the Company was engaged in two businesses: 1) the distribution of a high density magnetic stripe plastic cards to store information used in patient admissions to health care facilities (the "Health Card Business"); and 2) a digital image archiving business, specializing in digitizing and archiving X-ray film and other medical information images (the "Imaging Business"). During the fiscal years ended March 31, 1994 and 1995, the Company incurred aggregate net losses of approximately $2.26 million, due primarily to expenditures on infrastructure, sales and marketing, and research and development, which far exceeded the Company's revenues.

     During the fiscal year ended March 31, 1996, several significant changes took place at the Company; the Company received additional equity through a private placement of stock and warrants in June 1995; the Company installed a new management team in August 1995, to formulate a plan and strategy to enter the data communications business; and the Company sold the Imaging Business assets and business. During the nine month transition period ended December 31, 1996, several additional significant changes took place at the Company; the Company acquired its first two data communication companies; the Company sold the Health Card Business assets, thereby discontinuing all of its pre-1996 business operations; and the Company changed its fiscal year-end to a calendar year. During 1997, the Company made five additional acquisitions expanding the Company's geographic coverage and adding new service offerings in the data communications business.

     During 1997, the Company began focusing its efforts on its end user network systems business, as well as the Company's entry into the network monitoring and management business. As a consequence, the Company has decided to consolidate certain offices and to close other offices, which specialize in the lower margin distribution of products to reseller customers. This decision is being implemented during the first quarter of 1998 and is reflected in the write-down of certain intangible assets in 1997.

     During late 1997, the Company began construction of its Network Operating Center ("Center"), located in Reading, Pennsylvania. The Center is capable of providing nationwide remote monitoring and management services for enterprise wide networks.

(b)  NARRATIVE DESCRIPTION OF BUSINESS

     INDUSTRY OVERVIEW

     Businesses have a seemingly endless need to exchange information, both internally and externally, in a variety of increasingly complex fashions.
To exchange information, businesses are using methods such as client/server, remote access, Intranets, the Internet, e-mail, video conferencing and standard voice applications. The amount of data required to complete these information exchanges has increased traffic and placed significant demand on corporate networks. Furthermore, the technology employed on corporate networks has become increasingly complex as large multi-vendor heterogeneous networks have proliferated. The options available to businesses seeking to build and manage networks to facilitate these information exchanges include many rapidly developing, highly sophisticated, new technologies such as switches, routers, hubs, inverse multiplexers, ATM, frame relay and VLANS. Amid this complex, rapidly changing technological environment, companies are increasingly focused on their core competencies and relying to a greater degree on network professionals to help them manage their information exchange requirements.

     STRATEGY

     The Company's objective is to become the premier provider of data communication network management services and products for enterprise wide communication networks, serving private, public and government customers. To achieve its objective, the Company is pursuing the following strategies:

     EXPAND SERVICE OFFERINGS. The Company has continued to expand its service offerings and anticipates services to comprise a growing portion of revenues. Increasing the proportion of service revenue such as design, consulting, network monitoring and maintenance should result in improved operating margins.

     STRATEGIC ACQUISITIONS. The Company intends to continue to pursue acquisitions to expand within its existing markets, enter new markets, increase the Company's range of services and to add technical expertise to the Company.

     BUILD AND STRENGTHEN EXISTING CLIENT RELATIONSHIPS. The Company currently sells its equipment and services to over eight thousand end user customers nationwide. The Company believes that by delivering dependable, high-quality network services, it will strengthen its relationship with this existing customer base, thus leading to increased repeat business.

     FOCUS ON STRATEGIC VENDORS. With the consolidation of the recent acquisitions and mergers made by the Company, a critical mass has been achieved in its purchasing volumes with several key vendors. The Company intends to pursue relationships with these key vendors including achieving specialized service level recognition.

     PRODUCTS AND SERVICES

     The Company designs, installs and manages and maintains communications networks. Equipment central to these operations includes modems, routers, channel service units, digital service units, switches, hubs and multiplexers used in communications networks. This type of equipment is used by customers who need to (i) build and operate networks for remote access computing; (ii) link local area networks together to form wide area networks; (iii) provide secure and efficient access to the internet; (iv) operate as an internet service provider; and (v) build and operate corporate intranets. Currently, Eltrax purchases equipment directly from a number of manufacturers including Adtran, Cisco, Micom, Motorola and 3Com.

     An example of the Company's end-user customers are corporate and governmental users who need to develop greater efficiencies by providing telecommuting options to their employees. In addition, the Company's end-user customers include corporate and governmental users with multiple locations who require connections between those locations to accommodate voice and data transmission. Further, the Company's customers include Internet service providers and corporate and government users seeking secure and efficient access to the Internet.

     Eltrax derives service revenue by installing and maintaining certain equipment it sells directly to end-users. The Company also offers a complete line of network monitoring services.

     SALES AND MARKETING

     Eltrax sales activities are directed by a National Sales Director and local management and consist of a sales force of approximately 60 sales employees. The sales personnel are located in approximately 15 states and generally concentrate their efforts in close proximity to their home locations. Prior to its decision to focus on end-user sales, several inside sales professionals covered the entire United States selling to other value-added resellers. No single customer accounted for ten percent or more of Eltrax's gross revenue during the last two fiscal periods.

     The Company uses a variety of sales and marketing techniques including hosting technical seminars, attending trade shows, publishing newsletters and direct mailings. The majority of these marketing efforts are reimbursed by manufacturers through co-op funding programs. Additionally, the Company relies upon referrals from these manufacturers and from telecommunication carriers for sales leads.

     COMPETITION

     Eltrax focuses on the products of leading edge manufacturers to sell and distribute. Eltrax is not limited to any single technology, manufacturer or product line. The volume of purchasing that Eltrax has been able to achieve from these leading edge manufacturers has allowed it to achieve favorable price discounts from its essential manufacturer suppliers.

     Competition for these products and services is intense. As technology evolves, the historic products that Eltrax sells require a lower level of technical expertise to sell and support. This leads manufacturers to sell their products through large distributors who sell based upon price and availability. A good example of this phenomenon is modems. Historically, modems commanded high margins and required technical support to configure and install correctly. Currently modems are a commodity product, which can be installed correctly by virtually anyone. The challenge for Eltrax is to continue to maintain a high degree of technical expertise to provide its customers with leading edge technology.

     At the end-user level, Eltrax competes with large systems integrators by focusing on the communications aspect of the customer requirements. Eltrax does not provide services related to the applications of the devices operating on the networks, only on the communications networks required to make the applications operate effectively. The competition for end-user customers is intense, with many options available to customers. Eltrax competes by building client relationships whereby the customer relies upon Eltrax to be its key source of information regarding new technologies and products.

     MANUFACTURER RELATIONSHIPS

     Eltrax currently purchases equipment directly from a number of manufacturers including Adtran, Cisco, Micom, Motorola and 3Com on a purchase order basis. Eltrax has cultivated relationships with these manufacturers and they have become an essential ingredient in the Eltrax business plan. Because these relationships are not based on long-term contracts, the purchase and sale terms (and prices) are constantly changing. Any modification to the discounts offered by the manufacturers or changes in their distribution plans could have a material adverse effect on Eltrax's results of operations. There can be no assurance that these relationships will be maintained or that the discount levels currently offered by the manufacturers will remain constant.

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

     RESEARCH AND DEVELOPMENT

     The Company does not, nor does it intend to, perform research and development activities. Accordingly, no such expenditures were made during the year ended December 31, 1997. For the nine-month transition period ended December 31, 1996, all research and development costs have been included in discontinued operations.

     EMPLOYEES

     As of December 31, 1997, the Company employed approximately 155 persons on a full-time basis. The Company's employees are not covered by any collective bargaining agreements and management believes its employee relationships are good. The Company's ability to successfully offer commercially marketable products and to establish a market position in view of continuing technological developments will depend in part upon its ability to attract and retain qualified technical personnel. Competition for such personnel is intense.

ITEM 2.   DESCRIPTION OF PROPERTY

     FACILITIES

     The Company's corporate headquarters is approximately 2,200 square feet and located in Southfield, Michigan. The lease on this space currently provides for monthly rent of $3,700 per month, including base rent and a pro rata share of operating expenses and real estate taxes. This lease terminates on May 31, 2001.

     The Company's Southeast Region is located in Raleigh, North Carolina. The facility is approximately 14,000 square feet, and approximately 4,000 square feet is used for offices, 3,000 square feet for technical operations and 7,000 square feet for warehouse space. The lease on this space currently provides for rent of $7,500 per month including base rent and a share of operating expenses, and terminates in 2001. The lessors of this space include two shareholders of the Company that have non-controlling interests in the lease. The Region also has additional sales offices located throughout the Southeastern United States.

     The Company's Mid Atlantic Region's main facility is located in Reading, Pennsylvania. The facility is approximately 20,000 square feet, with 8,000 square feet used for offices, 10,000 for technical space and 2,000 for the Company's Network Operating Center. The lease on this space currently provides for base rent of $6,833 per month, and terminates in 1998 unless renewed. The Region also maintains sales offices in New Jersey and Virginia.

     The Company's Midwest Region's main facility is located in North Olmsted, Ohio. The facility is approximately 5,600 square feet, with 4,400 square feet used for offices, 600 for technical space and 600 for warehouse. The two leases covering this space currently provide for base rent of $6,233 per month. The lessor of this space is a company owned by a shareholder of the Company. These leases terminate in 2002 and 2006 unless renewed. The Region also maintains several sales offices in Ohio and Michigan.

     The Company's Southwest Region's main facility is located in Scottsdale, Arizona. The facility is approximately 7,200 square feet, with 5,000 square feet used for offices, 1,200 for technical space and 1,000 for warehouse space. The lease on this space currently provides for base rent of $4,533 per month, and terminates in 1999. The Region also maintains several sales offices in the Southwestern United States.

     The Company's Western Region's facility is located in Agoura Hills, California, and consists of 2,250 square feet. Approximately 750 square feet of this space is used for offices, 500 square feet for technical operations, and 1,000 square feet for warehouse space. The lease on this space currently provides for base rent of $1,300 per month, and terminates in 1999. The Region also maintains a sales office in San Juan Capistrano, California.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.

     During the fourth quarter of 1997, the Company settled the litigation filed by Howard and Ruby Norton, which was discussed in the Company's second quarter Form 10-QSB. The settlement consisted of a payment by the Nortons to the Company of $20,000, a transfer of 100,000 shares of the Company's Common Stock by the Nortons and the discontinuance of the employment contracts with each of the Nortons.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company, their ages and the offices held, as of March 1, 1998, are as follows:

     NAME                 AGE      POSITION
     ----                 ----     --------
     William P. O'Reilly   52      Chief Executive Officer of the Company

     Edward C. Barrett     49      Executive Vice President and Chief Operating Officer

     Clunet R. Lewis       51      Secretary and General Counsel

     Nicholas J. Pyett     38      Chief Financial Officer and Treasurer

     Information regarding the business experience of the executive officers is set forth below.

     WILLIAM P. O'REILLY has been Chief Executive Officer of the Company since January 1997, Chairman of the Board of Directors since August 1995 and a director of the Company since July 1995. For the past 15 years, Mr. O'Reilly has been a private investor and entrepreneur who has managed several different successful business ventures. In 1989, Mr. O'Reilly formed a group of investors to acquire Military Communications Center, Inc., where he served as Chairman of the Board and Chief Executive Officer from 1989 to 1994. In 1986, Mr. O'Reilly founded Digital Signal, Inc., a provider of fiber optic capacity to long distance carriers in the telecommunications industry, where he served as Chief Executive Officer from 1986 to 1989. In 1981, Mr. O'Reilly founded Lexitel Corporation, a long distance carrier (which was subsequently acquired by ALC Communications, Inc.), where he served as Chairman of the Board and Chief Executive Officer from 1980 to 1984. Mr. O'Reilly is also currently a director of Charter Communications, Inc., a builder and operator of international communication networks which provides voice, video and data services, and World Access, Inc., a manufacturer and value added reseller of telecommunications equipment.

     CLUNET R. LEWIS has served as a director of the Company since August 1995. From April 1997 he has served as General Counsel and Secretary of the Company. From September 1996 to the March 1997, Mr. Lewis has served as Acting Chief Financial Officer of the Company. Mr. Lewis was a member of the law firm of Jaffe, Raitt, Heuer & Weiss, P.C. for 20 years, ending in 1993. From 1989 to 1994, Mr. Lewis acted as Secretary, General Counsel and director of Military Communications Center, Inc. Since 1993, Mr. Lewis has also served on the Board of Directors and the audit committee of Sun Communities, Inc., a New York Stock Exchange real estate investment trust.

     EDWARD C. BARRETT joined the Company in August 1997 with the acquisition of Hi-Tech Connections, Inc. where he served as President for over thirteen years. In October, 1997, Mr. Barrett assumed the responsibilities of Chief Operating Officer and was elected an Executive Vice-President in February 1998.

     NICHOLAS J. PYETT joined the Company in April 1997 as Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Pyett had over 10 years experience in private industry, most recently as the Chief Financial Officer of Arcadia Services, Inc., a national healthcare service company. Mr. Pyett also has extensive public accounting experience with Arthur Andersen & Company.

                                    PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the national over-the-counter market on the NASDAQ Small Cap Market under the symbol "ELTX". The following table sets forth the quarterly high and low bid prices for the Company's Common Stock for the year ended December 31, 1997, nine month transition period ended December 31, 1996 and the fiscal year ended March 31, 1996 as reported by the NASDAQ SmallCap Market. The prices set forth below do not include adjustments for retail mark-ups, markdowns or commissions and represent inter-dealer and do not necessarily represent actual transactions.

                                                                  HIGH      LOW
                                                                  ----      ---
     FISCAL YEAR ENDED DECEMBER 31, 1997:
          First Quarter.........................................  $7.38     $4.75
          Second Quarter........................................  $7.50     $5.50
          Third Quarter.........................................  $8.50     $5.00
          Fourth Quarter........................................  $7.13     $3.88

     NINE-MONTH TRANSITION PERIOD ENDED
     DECEMBER 31, 1996:
          First Quarter ........................................  $8.13     $3.00
          Second Quarter........................................  $7.25     $4.75
          Third Quarter.........................................  $6.25     $5.00

     FISCAL YEAR ENDED MARCH 31, 1996:
          First Quarter.........................................  $0.56     $0.31
          Second Quarter........................................  $1.69     $0.31
          Third Quarter.........................................  $2.31     $1.38
          Fourth Quarter........................................  $4.75     $1.44

     As of December 31, 1997, there were approximately 250 shareholders of record. The Company estimates that an additional 2,400 shareholders own stock held for their accounts at brokerage firms and financial institutions. The Company has never paid cash dividends on any of its securities. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future.

     The following chart sets forth the information regarding all securities issued by the Company during the year ended December 31, 1997, which were not registered under the Securities Act:

                           DATE OF                                                               EXEMPTION      CONVERSION/EXERCISE
    SECURITIES ISSUED(1)  ISSUANCE       PURCHASER                CONSIDERATION                  CLAIMED               PRICE
      138,000 shares      5/14/97       Edward J. and            Common Stock of EJG             4(2) of the            N/A
       Common Stock                  Kathleen M. Gorlitz    Techline, Incorporated (2),(6)     Securities Act

      92,000 shares       5/14/97    Colin E. and Diane          Common Stock of EJG             4(2) of the            N/A
       Common Stock                       C. Quinn           Techline, Incorporated (2),(6)    Securities Act

      166,667 shares      7/01/97    Robert A. Hughes            Common Stock of Four            4(2) of the            N/A
       Common Stock                                          Corners Technology, Inc. (3)      Securities Act

      166,667 shares      7/01/97        Joel J.                 Common Stock of Four            4(2) of the            N/A
       Common Stock                    Blickenstaff           Corners Technology, Inc. (3)     Securities Act

      66,666 shares       7/01/97      David Noall               Common Stock of Four            4(2) of the            N/A
       Common Stock                                         Corners Technology, Inc. (3)       Securities Act

      89,187 shares       8/15/97    Edward C. Barrett           Common Stock of Hi-Tech         4(2) of the            N/A
       Common Stock                                              Connections, Inc. (4)         Securities Act

      13,246 shares       8/15/97    Daniel M. Christy           Common Stock of Hi-Tech         4(2) of the            N/A
       Common Stock                                              Connections, Inc. (4)         Securities Act

       5,268 shares       8/15/97    David R. Hurlbrink          Common Stock of Hi-Tech         4(2) of the            N/A
       Common Stock                                               Connections, Inc. (4)        Securities Act

      22,579 shares       8/15/97    David W. Spatz              Common stock of Hi-Tech         4(2) of the            N/A
       Common Stock                                               Connections, Inc. (4)        Securities Act

      16,182 shares       8/15/97    Raymond H. Melcher          Common Stock of Hi-Tech         4(2) of the            N/A
       Common Stock                                               Connections, Inc. (4)        Securities Act

       3,537 shares       8/15/97    Timothy E. Devlin           Common Stock of Hi-Tech         4(2) of the            N/A
       Common Stock                                               Connections, Inc. (4)        Securities Act

    20,000 shares         8/15/97    Ross Crossland                Broker services (6)           4(2) of the            N/A
     Common Stock                    Weston & Co.                                              Securities Act

 Warrant to purchase      9/23/97    Morgan Q. Payne               Consulting Services           4(2) of the       Exercisable at
     240,000 shares                                                                            Securities Act     $6.00 subject to
      Common Stock                                                                                                 certain vesting
                                                                                                                    requirements

   1,050,000 units        10/03/97      Various                       $4.00 Per Unit             4(2) of the           Warrant
  consisting of one                    Accredited                                              Securities Act          Exercise
   share of Common                      Investors                                                                      Price of
        Stock                                                                                                           $6.25
   and one Warrant
 to purchase a share
          of
     Common Stock

    497,000 shares        10/31/97   John M. Good            Common Stock of DataComm            4(2) of the            N/A
     Common Stock                                           Associates, Inc. and Midwest       Securities Act
                                                            Telecom Associates, Inc. (5)

     3,000 shares         10/31/97   Harold L. Madison        Common Stock of Midwest            4(2) of the            N/A
     Common Stock                                           Telecom Associates, Inc. (5)       Securities Act

(1) An aggregate of 129,709 shares of Common Stock were issued during the year ended December 31, 1997 to individuals pursuant to the exercise of stock options granted under the Company's Stock Incentive Plans. In April 1997, all shares issued under the stock options plans were registered on Form S-8. The weighted average exercise price per share was $3.19. In issuing such shares, the Company relied upon Section 4(2) of the Securities Act.

(2) For a description of the transaction, see the Company's Current Report on Form 8-K dated May 15, 1997

(3) For a description of the transaction, see the Company's Current Report on Form 8-K dated July 1, 1997. The original purchase price of 350,000 shares was adjusted to 400,000 shares subsequent to the filing of the Form 8-K.

(4) For a description of the transaction, see the Company's Current Report on Form 8-K dated August 15, 1997. A total of 149,999 shares were issued on August 15, 1997 and an additional 750,000 shares were issued in 1998 related to an earnout provision contained in the purchase agreement.

(5) For a description of the transaction, see the Company's Current Report on Form 8-K dated October 3, 1997

(6) On October 15, 1997 all or a portion of these shares were registered on Form S-3.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     Certain statements in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in customer demand and requirements, new product announcements, interest rate fluctuations, changes in federal income tax laws and regulations, competition, industry specific factors and world wide economic and business conditions. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

CHANGE IN FISCAL YEAR END AND INFORMATION PRESENTED

     In October 1996, the Company changed its fiscal year-end from March 31 to December 31, which resulted in a nine-month transition period ended December 31, 1996. The decision to change the fiscal year-end was made for more convenience in both internal and external communications. To facilitate comparative analysis, the Company has elected to present the results of operations for the years ended December 31, 1997, and December 31, 1996 (unaudited) along with the results of operations for the nine month transition period ended December 31, 1996.

       During 1996, the Company consummated a merger with Atlantic Network Systems, Inc. ("ANS") and in 1997 merged with EJG Techline, Incorporated ("Techline"), both of which were accounted for as pooling-of-interests. Accordingly, all periods presented have been restated for the effects of these two transactions. The Company also acquired five companies in 1997 and 1996. The results of the acquired companies are included from their respective dates of acquisition.

     On January 31, 1997, the Company acquired certain assets of the MST Distribution Business ("MST") from MRK Technologies, LTD.

     The following information excludes the operations of the Company's Health Card Business, which has been reflected as a discontinued operation in the accompanying financial statements.

RESULTS OF OPERATIONS

     SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis or Plan of Operation". The statement of operations data and the balance sheet data have been derived from the consolidated financial statements of the Company. The historical results are not necessarily indicative of future results.

STATEMENT OF OPERATIONS DATA:

                                             YEAR ENDED
                                             ----------                      NINE MONTH
                                                    DECEMBER 31, 1996     TRANSITION PERIOD
                                DECEMBER 31, 1997      (UNAUDITED)        DECEMBER 31, 1996
                                -----------------   -----------------     -----------------
Revenue                            $ 49,934,000       $ 34,649,000          $29,731,000
Cost of Revenue                      41,329,000         28,636,000           24,710,000
                                   ------------       ------------          ------------
Gross Profit                          8,605,000          6,013,000            5,021,000
Operating Expenses                   18,377,000          6,787,000            5,875,000
                                   ------------       ------------          ------------
Operating Loss                       (9,772,000)          (774,000)            (854,000)
Interest Income (Expense)              (244,000)            14,000               (5,000)
                                   ------------       ------------          ------------
Pretax Loss from
   Continuing Operations            (10,016,000)          (760,000)            (859,000)
Income Taxes                         (1,316,000)              -                    -
                                   ------------       ------------          ------------
Loss from Continuing Operations    $(11,332,000)      $   (760,000)         $  (859,000)
                                   ------------       ------------          ------------
                                   ------------       ------------          ------------

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED)

     Results for the year ended December 31, 1997 have been significantly affected by the results of the Company's Datatech subsidiary. As the subsidiary's operations deteriorated in the first quarter and its losses increased in the second quarter, the Company undertook an evaluation of the operation's management and performance. As a result, the Datatech management team was removed; sales were consolidated under the Company's National Sales Director; inventory was moved and consolidated with inventory at the Southeastern Region in Raleigh, North Carolina and the back office functions at Datatech were also consolidated at the Southeastern Region. Accordingly, the year ended December 31, 1997, reflects significant expenses related to this situation and includes related charges due to high levels of customer returns, increased bad debt expenses, provisions to reduce inventory to market value and severance costs. In addition, the evaluation resulted in the adjustment of $2.5 million of Datatech goodwill, and the recording of a valuation allowance against deferred income taxes of $1.3 million in the second quarter of 1997. In the fourth quarter of 1997, the Company decided to close the remaining Datatech operations and the remainder of the Datatech goodwill of $1.9 million was written off.

     Total revenue for the year ended December 31, 1997 increased by 44 percent or $15.3 million to $49.9 million when compared to total revenue of $34.6 million for the year ended December 31, 1996. This increase is due to the inclusion of the acquisitions made by the Company in both 1996 and 1997. The four companies purchased in 1997 contributed approximately $10.4 million of the increase, and sales resulting from the purchase of the MST assets were approximately $6.2 million. Sales at ANS (Southeast Region) were also up slightly over the prior year. These increases were offset by reduced sales at Datatech, which decreased by approximately $2.0 million in 1997 compared to 1996, in spite of the 1996 sales including only the seven months since the date of acquisition.

     The gross margin percentage decreased slightly to 17.2 percent in the year ended December 31, 1997 from 17.4 percent in the year ended December 31, 1996. This decrease is due to lower Datatech margins partially offset by higher margins at the businesses acquired during 1997 which include a higher proportion of service revenue.

     Operating expenses increased 171 percent to $18.4 million, or 36.8 percent of revenue in the year ended December 31, 1997, as compared to $6.8 million or 19.6 percent of revenue, in the year ended December 31, 1996. This increase is due to several factors, including the significant goodwill adjustments totaling $5.7 million that were made to reflect the closing of the remainder of the Company's reseller business, as well as costs incurred during the year at Datatech related to customer returns and bad debts. Operating expenses also increased significantly due to the acquisitions in both 1997 and 1996 as well as the cost of the Company's ongoing growth activities. Amortization of intangibles contributed $.2 million of the increase.

     Interest expense increased significantly due to higher borrowings on the Company's line of credit utilized to acquire MST and provide operating capital.

     COMPARISON OF YEAR ENDED DECEMBER 31, 1997 AND NINE MONTH TRANSITION PERIOD ENDED DECEMBER 31, 1996

     Total revenue for the year ended December 31, 1997 increased by 68.0 percent to $49.9 million when compared to total revenue of $29.7 million for the nine month transition period ended December 31, 1996. This increase is due to the inclusion of the acquisitions made in 1997 and 1996 as well as the full year effect in 1997.

     The gross margin percentage increased slightly to 17.2 percent in the year ended December 31, 1997 from 16.9 percent in the nine months ended December 31, 1996 due to higher margins at the businesses acquired in 1997.

     Operating expenses increased significantly to $18.4 million in the year ended December 31, 1997, compared to $5.9 million in the nine months ended December 31, 1996. This increase is primarily due to the factors relating to goodwill adjustments, acquisitions, and Datatech related items discussed above, as well as the full year effect in 1997 compared to the nine-month period ending December 31, 1997.

     Income tax expense in 1997 reflected the $1.3 million valuation allowance recorded in the second quarter of 1997.

PRO FORMA FINANCIAL RESULTS

     SELECTED PRO FORMA FINANCIAL DATA

     The following selected unaudited pro forma financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis or Plan of Operation." The unaudited pro forma consolidated statement of operations data is derived from unaudited consolidated financial statements of the Company that are not included herein. The pro forma results are not necessarily indicative of future results.


PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS DATA (UNAUDITED):

                                 YEAR ENDED             YEAR ENDED
                              DECEMBER 31, 1997      DECEMBER 31, 1996
                              -----------------      -----------------
Revenue                          $ 61,194,000          $61,462,000
Cost of Revenue                    49,315,000           48,810,000
                                 ------------          -----------
Gross Profit                       11,879,000           12,652,000
Operating Expenses                 21,696,000           13,087,000
                                 ------------          -----------
Operating Income Loss              (9,817,000)            (435,000)
Interest Expense                     (222,000)              (9,000)
Pretax Loss from                 ------------          -----------
   Continuing Operations          (10,039,000)            (444,000)
Income Taxes                       (1,325,000)            (343,000)
                                 ------------          -----------
Net Loss from
   Continuing Operations         $(11,364,000)         $  (787,000)
                                 ------------          -----------
                                 ------------          -----------

COMPARISON OF PRO FORMA YEARS ENDED DECEMBER 31, 1997 AND 1996.

     The following discussion describes the Company results, as if the 1997 and 1996 acquisitions had taken place as of the beginning of the years ended December 31, 1996 and 1997.

     The pro forma revenue for the year ended December 31, 1997 showed very little change at $61.2 million when compared to the pro forma revenue of $61.5 million for the year ended December 31, 1996. This slight decrease is primarily due to decreased revenue related to Datatech of approximately $10.0 million offset by revenue related to the MST operations of approximately $6.2 million and overall increased sales at the other regional operations.

     The pro forma gross margin percentage decreased to 19.4 percent in the year ended December 31, 1997 from 20.6 percent in the year ended December 31, 1996. The decrease is primarily attributed to the margin at Datatech, which was significantly lower in 1997 than in 1996 reflecting the costs of inventory adjustments.

     The pro forma operating expenses of the Company increased 66 percent to $21.7 million in the year ended December 31, 1997, compared to $13.1 million in the year ended December 31, 1996. This increase is due to several factors, including the significant goodwill adjustments made to reflect the closing of the remainder of the Company's reseller business totaling $5.7 million as well as costs incurred during the year at Datatech related to customer returns and bad debts. Operating expenses also increased due to costs related to the Company's ongoing growth program. Amortization of intangibles also contributed $.2 million of the increase.

LIQUIDITY AND CAPITAL RESOURCES

     The level of cash, cash equivalents and short-term investments decreased by $.3 million from $.7 million at December 31, 1996 to $.4 million at December 31, 1997. The Company's short-term borrowings, under its bank line at State Street increased by $4.2 million to $4.7 million at December 31, 1997.

     Cash used for operations in 1997 of $6.9 million reflected the $11.3 million net loss recorded offset by approximately $7.6 million of non-cash charges. $3.1 million of cash was utilized to reduce trade accounts payable of companies acquired with large trade payable obligations as well as for existing operations. The reduction in accounts payable brings the Company's payment terms with vendors into a more reasonable range.

     Cash used in investing activities of $2.0 million reflects primarily the acquisition of the MST operations in January 1997 for $2.0 million. Cash received in several of the acquisitions amounted to $.5 million, which offset fixed asset purchases of $.5 million. Fixed asset purchases include $.2 million related to the construction of the Company's Network Operating Center.

     Cash provided by financing activities of $8.6 million resulted from the raising of approximately $4.0 million in a private equity offering of 1,050,000 common shares issued with warrants as well as increased borrowings on the Company's credit line. These funds were utilized to fund operations and the investing activities as discussed above.

     The Company renegotiated its credit facility in October resulting in an increase in the availability under the credit line to $8.0 million from $5.0 million, the modification of certain covenants, and the extension of the agreement for an additional year to October 31, 1999. The availability under the credit line is limited to the Company's borrowing base, which is a function of certain accounts receivable and inventory. At December 1997, the borrowing base was approximately $6.8 million. The Company believes that the current credit line will be sufficient to fund current operations into 1998.

YEAR 2000 ISSUES

     The Company is currently utilizing a number of primarily accounting oriented systems to provide financial information as well as sales, order entry, purchasing and inventory applications. The Company does not believe that any of the current systems in use will be sufficient to handle the Company's future needs. The Company intends to select new software to be used company-wide in 1998 for implementation across the Company in 1998 and 1999. A critical factor in the selection of this software will be year 2000 compliance.

RECENT DEVELOPMENTS

     In March 1998 the Company announced that it was focusing on the end user segment and that it would close the remaining Datatech and MST operations that sold products primarily to smaller value-added resellers. The remaining goodwill associated with these operations was written-off in the fourth quarter of 1997.

IMPORTANT FACTORS TO CONSIDER

     The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects.

     HISTORY OF LOSSES; UNCERTAIN PROFITABILITY PROSPECTS. The Company has a history of net losses. As of December 31, 1997, the Company had an accumulated deficit of approximately $17,350,000. The ability of the Company to achieve profitability will depend upon several factors, including: the efficient consolidation of the recently acquired businesses and of future acquisitions; the ability to achieve sufficient levels of product sales and profit margins and network management services sales and profit margins; and
the ability to control operating costs and other expenses.   There can be no
assurance that the Company will achieve profitability during 1998 or at any time in the near future.

     INTEGRATION OF ACQUISITIONS; MANAGEMENT OF EXPANDING OPERATIONS. During the last two years, the Company has merged with or acquired seven network products and services companies, and its annual revenue run rate has increased from just over $1 million to the current annual revenue of approximately $50 million. The Company intends to continue its rapid growth through future acquisitions and through internal growth. This rapid growth has placed, and will continue to place a significant strain on the Company's administrative, operational, and financial resources and on the Company's systems and controls. Management has expended, and expects to continue to expend, significant time and effort in integrating the operations of its acquisitions into the Company.

     There can be no assurance that the Company's current systems, procedures and controls will be adequate to support the Company's operations as they expand. Any future growth will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate new senior level managers and executives. There can be no assurance that such additional management will be identified and retained by the Company. If the Company is unable to manage growth effectively, customer confidence could erode and demand for the Company's products and services could deteriorate, which could materially and adversely affect the Company's business and operating results.

     FUTURE ACQUISITIONS. The Company continues to pursue acquisitions of complementary businesses. Future acquisitions by the Company could result in the dilutive issuance of equity securities, and the incurrence of additional debt and amortization expenses related to goodwill and intangible assets that could adversely affect the Company's profitability. Acquisitions also may involve numerous other risks, including difficulties in the assimilation of the operations and products of the acquired business, dependence on new products and services, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, the potential loss of key employees of the acquired business and difficulties in attracting additional key employees necessary to absorb added management responsibilities. No assurance can be given as to the effect of any future acquisitions on the Company's business or operating results.

     NETWORK MANAGEMENT SERVICES. During the fourth quarter 1997, the Company began offering network management services on a nationwide basis. This effort is part of the Company's long-term strategic plan, and is essentially a new line of business for the Company. This effort has required significant capital expenditures and expenditures for management, sales, and marketing personnel, and technical resources. The success of this new line of business depends upon the Company's ability to successfully market and deliver these services. While the Company believes that these investments will yield a return in the near future, there can be no assurance of this result.

     DEPENDENCE ON SENIOR MANAGEMENT AND KEY EMPLOYEES. The Company is highly dependent on the performance of its executive officers and other essential personnel. The loss of the services of any of its executive officers or other essential employees could have a material adverse effect on the Company. The Company's future success will also depend in part upon its ability to attract and retain highly skilled and qualified technical, managerial and marketing personnel. Competition for such personnel in the data communications industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of any of the Company's key management or the inability to hire or retain qualified personnel could have a material adverse effect on the Company. The Company has entered employment agreements with certain key executive officers, which are described in the exhibits attached hereto.

     COMPETITION. Competition in the data communications industry is intense and is expected to increase. The Company's current competitors include many which have longer operating histories and significantly greater financial, technical, research, marketing, sales, distribution and other resources, as well as greater name recognition and a larger customer base, than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. Many also have long-standing customer relationships with large enterprises that are part of the Company's target market and these relationships may make it more difficult to complete sales of the Company's products to these enterprises. The Company expects increased competition, particularly in the networking market. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully in the future.

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

     ADVERSE EFFECT ON PRICE OF SHARES AVAILABLE FOR FUTURE SALE. Sales of a substantial number of shares of the Company's common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for the shares. The Company's officers and directors and former shareholders of the Company's subsidiaries hold approximately 4,467,000 million shares of common stock and warrants to purchase approximately 875,000 shares of the common stock. These shares may be sold pursuant to registration rights granted to the holders thereof in certain instances or pursuant to Rule 144 promulgated by the Commission pursuant to the Securities Act of 1933. No prediction can be made regarding the effect that future sales will have on the market price of the Company's common stock.

     NEED FOR ADDITIONAL CAPITAL. The Company has developed a strategy to grow through additional acquisitions. While the Company believes it will continue to structure the payment of the purchase price of the majority of its acquisitions with stock, the Company anticipates that cash may be required to achieve this goal. The Company believes it has adequate access to funding sources for its acquisitions in the short term, however, there can be no assurances that cash will be available at acceptable levels when required.

     LACK OF DIVIDENDS. The Company has not paid dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. Distributions included on the statements of shareholders' equity reflected distributions made by entities prior to their merger with the Company. The Company intends to retain any earnings to finance the development of its business. There can be no assurance that the Company will ever pay cash dividends.

     ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           INDEX TO FINANCIAL STATEMENTS

     The following Consolidated Financial Statements and Independent Accountants' Report are included herein on the pages indicated:

                                                                                        PAGE
                                                                                       -----
     Report of Independent Accountants...............................................   16

     Consolidated Balance Sheets as of December 31, 1997 and  1996...................   17

     Consolidated Statements of Operations for the year ended December 31, 1997
       and the nine month transition period ended December 31, 1996..................   18

     Consolidated Statements of Shareholders' Equity for the year ended December
       31, 1997 and the nine month transition period ended December 31,  1996........   19

     Consolidated Statements of Cash Flows for the year ended December 31, 1997
        and the nine month transition period ended December 31,  1996................   20

     Notes to Consolidated Financial Statements for the year ended December 31,
       1997and the nine month transition period ended December 31,  1996.............   21

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Eltrax Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Eltrax Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1997 and the nine months ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eltrax Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the year ended December 31, 1997 and the nine months ended December 31, 1996, in conformity with generally accepted accounting principles.


Coopers & Lybrand L.L.P.
March 26, 1998
Detroit, Michigan

                         ELTRAX SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEETS




                                                                  DECEMBER 31,      DECEMBER 31,
                                                                     1997              1996 (1)
                                                                  ------------      ------------
ASSETS:
Current assets:
    Cash and cash equivalents                                      $   366,364       $  694,901
    Accounts receivable, net of allowance for doubtful
    accounts of $1,103,000 and $677,000                              9,353,349        6,342,216
    Inventories                                                      4,298,794        3,153,123
    Other current assets                                               602,062          287,798
                                                                  ------------      ------------
        Total current assets                                        14,620,569       10,478,038

Furniture and equipment, net of accumulated depreciation and
    amortization of $385,016 and $237,259                              863,174          211,216
Deferred income taxes                                                     -           1,315,970
Goodwill, net of accumulated amortization
    of $91,714 and $208,330                                          6,007,259        4,641,044
                                                                  ------------      ------------

        Total assets                                               $21,491,002      $16,646,268
                                                                  ------------      ------------
                                                                  ------------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Line of credit                                                 $ 4,744,529      $   588,539
    Accounts payable                                                 6,010,516        6,841,650
    Accrued compensation                                               575,383          362,650
    Accrued expenses                                                 1,196,222          668,317
    Unearned revenue                                                   967,507          158,498
    Income taxes payable                                               496,123          344,845
                                                                  ------------      ------------

        Total current liabilities                                   13,990,280        8,964,499


Shareholders' equity
    Common stock, $.01 par value, 50,000,000 shares authorized;
        10,847,771 and 7,788,063 shares issued and outstanding        108,478            77,881
    Additional paid-in capital                                     24,741,499        13,362,073
    Accumulated deficit                                           (17,349,255)       (5,758,185)
                                                                  ------------      ------------
        Total shareholders' equity                                  7,500,722         7,681,769
                                                                  ------------      ------------

        Total liabilities and shareholders' equity                $21,491,002       $ 16,646,268
                                                                  ------------      ------------
                                                                  ------------      ------------

(1) Amounts have been restated to reflect pooling-of-interests transaction, see Note 3.

             The accompanying notes are an integral part of
                these consolidated financial statements.

                            ELTRAX SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  FOR THE YEAR ENDED       FOR THE NINE MONTHS
                                                      DECEMBER 31,          ENDED DECEMBER 31,
                                                         1997                    1996 (1)
                                                  ------------------       --------------------

Revenue                                                $  49,934,139              $  29,730,826

Cost of revenue                                           41,328,951                 24,709,812
                                                  ------------------       --------------------

Gross profit                                               8,605,188                  5,021,014

Operating expenses:
 Selling, general and administrative                      12,227,954                  5,666,575
 Amortization of intangible assets                           435,144                    208,330
 Goodwill adjustments                                      5,713,721                      -
                                                  ------------------       --------------------

 Total operating expenses                                 18,376,819                  5,874,905
                                                  ------------------       --------------------
 Operating loss                                           (9,771,631)                  (853,891)

Interest expense, net                                        244,742                      4,655
                                                  ------------------       --------------------

Pretax loss from continuing operations                   (10,016,373)                  (858,546)

Income tax expense                                         1,315,970                       -
                                                  ------------------       --------------------
Loss from continuing operations                          (11,332,343)                  (858,546)

Loss from discontinued operations                              -                       (197,585)
Gain on disposal of discontinued operations                    -                         57,030
                                                  ------------------       --------------------
 Loss from discontinued operations                             -                       (140,555)
                                                  ------------------       --------------------
 Net loss                                             $  (11,332,343)               $  (999,101)
                                                  ------------------       --------------------
                                                  ------------------       --------------------


Net loss per common share -basic and diluted:

 Continuing operations                                      $  (1.34)                  $  (0.11)
                                                  ------------------       --------------------
                                                  ------------------       --------------------
 Discontinued operations                                    $  -                       $  (0.02)
                                                  ------------------       --------------------
                                                  ------------------       --------------------
 Net loss per share                                         $  (1.34)                  $  (0.13)
                                                  ------------------       --------------------
                                                  ------------------       --------------------

Weighted average shares outstanding -basic                 8,478,784                  7,435,311
                                                  ------------------       --------------------
                                                  ------------------       --------------------


(1)  Amounts have been restated to reflect pooling-of-interests transaction, see
Note 3.

             The accompanying notes are an integral part of
                these consolidated financial statements.

                        ELTRAX SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEAR ENDED DECEMBER 31, 1997
                AND THE NINE MONTHS ENDED DECEMBER 31, 1996

                          Convertible
                        Preferred Stock                       Common  Stock           Additional
                        ---------------------------------------------------------       Paid-in      Accumulated
                            Shares         Amount         Shares         Amount         Capital         Deficit           Total
----------------------------------------------------------------------------------------------------------------------------------
Balance as of
 March 31, 1996, as
 previously reported          4,000         $  29,163     5,447,063      $  54,471      $ 7,639,407   $  (4,607,204) $ 3,115,837

Effect of pooling-of-
 interests transaction          -               -           230,000          2,300            3,020           9,919       15,239

Balance as of
 March 31, 1996, as      ----------------------------------------------------------------------------------------------------------
 restated                     4,000         $  29,163     5,677,063      $  56,771      $ 7,642,427   $  (4,597,285) $ 3,131,076

Net loss                        -               -              -               -              -            (999,100)    (999,100)

Conversion of
 preferred shares
 to common shares            (4,000)          (29,163)       40,000            400           28,763            -            -

Distributions to
 shareholders                   -               -              -               -              -            (161,800)    (161,800)

Exercise of stock options       -               -           103,000          1,030          206,861            -         207,891

Warrant charge (1)              -               -              -               -             10,000            -          10,000

Datatech acquisition            -               -         1,968,000         19,680        5,474,022            -       5,493,702
                         ----------------------------------------------------------------------------------------------------------
BALANCE,
December 31, 1996               -          $    -         7,788,063      $  77,881      $13,362,073    $ (5,758,185)$  7,681,769

Net loss                        -               -              -               -              -         (11,332,343) (11,332,343)

Distributions to
 shareholders                   -               -              -               -              -            (258,727)    (258,727)

Exercise of stock
 options and warrants           -               -           289,709          2,897          940,466            -         943,363

Four Corners acquisition        -               -           400,000          4,000        1,881,000            -       1,885,000
Hi-Tech acquisition             -               -           919,999          9,200        3,082,765            -       3,091,965
DataComm acquisition            -               -           488,000          4,880        1,878,495            -       1,883,375
Telecom acquisition             -               -            12,000            120           46,191            -          46,311

Private placement, net          -               -         1,050,000         10,500        3,999,509                    4,010,009

Retirement of shares received   -               -          (100,000)        (1,000)        (449,000)           -        (450,000)
 in litigation settlement ---------------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1997              -           $   -        10,847,771     $  108,478      $24,741,499    $(17,349,255) $ 7,500,722
                         ----------------------------------------------------------------------------------------------------------
                         ----------------------------------------------------------------------------------------------------------


(1) Compensation related to the issuance of warrants in exchange for services.

             The accompanying notes are an integral part of
                these consolidated financial statements.

                              ELTRAX SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEAR ENDED         FOR THE NINE MONTHS
                                                              ENDED DECEMBER 31,          ENDED DECEMBER 31,
                                                                    1997                         1996 (1)
                                                              ------------------         -------------------
OPERATING ACTIVITIES:
  Net loss                                                      $  (11,332,343)              $  (999,101)
  Adjustments to reconcile net loss to net cash used
    for operating activities:
      Amortization                                                     435,144                   208,330
      Depreciation                                                     153,190                    36,690
      Gain on sale of the health card business                            -                      (57,030)
      Gains and losses on marketable securities, net                      -                        1,262
      Deferred income taxes                                               -                     (275,000)
      Warrants issued for service                                         -                       10,000
      Goodwill adjustment                                            5,713,721                      -
      Settlement of lawsuit                                           (450,000)                     -
      Adjustment to deferred income tax valuation allowance          1,315,970                      -
      Changes in current operating items:
        Accounts receivable, net                                       (78,995)               (1,089,299)
        Inventories                                                    313,963                 1,391,651
        Other current assets                                           (26,993)                   65,274
        Accounts payable                                            (3,102,858)                  692,839
        Accrued compensation and expenses                             (192,328)                  597,339
        Other current liabilities                                      359,462                  (115,833)
                                                                --------------               ------------
      Net cash provided by (used in) operating activities:          (6,892,067)                  467,122
                                                                --------------               ------------

INVESTING ACTIVITIES:
  Cash paid in connection with acquisition of Datatech, net of
    cash acquired of $750,490                                             -                     (695,549)
  Cash received in acquisition of Four Corners, Hi-Tech,
    DataComm and Telecom                                               456,801                      -
  Cash paid in connection with acquisition of MST                   (2,028,214)                     -
  Proceeds from sales of short-term investments, net                      -                    1,383,624
  Purchases of furniture and equipment, net                           (502,692)                 (108,143)
  Proceeds from sale of health card business                              -                       32,000
                                                                --------------               ------------
    Net cash provided by (used in) investing activities:            (2,074,105)                  611,932
                                                                --------------               ------------

FINANCING ACTIVITIES:
  Distributions to shareholders                                       (258,727)                 (161,800)
  Proceeds (payment) on credit line, net                             3,942,990                (1,099,136)
  Proceeds from issuances of common stock and warrants, net          4,953,372                   207,891
                                                                --------------               ------------
    Net cash provided by (used in) financing activities:             8,637,635                (1,053,045)
                                                                --------------               ------------
    Increase (decrease) in cash and cash equivalents                  (328,537)                   26,009
                                                                --------------               ------------

CASH AND CASH EQUIVALENTS:
Beginning of period                                                    694,901                   668,892
                                                                --------------               ------------
End of period                                                   $      366,364               $   694,901
                                                                --------------               ------------
                                                                --------------               ------------

NON CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock consideration for acquisitions-
    Datatech:
      Original issuance of 2,068,000 shares                                                  $ 5,955,840
      Return of 100,000 shares resulting from settlement
        of escrowed shares                                                                      (462,138)
                                                                                             ------------
                                                                                             $ 5,493,702
                                                                                             ------------
                                                                                             ------------
    Four Corners- issuance of 400,000 shares                    $    1,885,000
    Hi-Tech- issuance of 919,999 shares                              3,091,965
    DataComm- issuance of 488,000 shares                             1,883,375
    Telecom- issuance of 12,000 shares                                  46,311

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                 $      304,202               $     2,442
                                                                --------------               ------------
                                                                --------------               ------------
  Income taxes paid                                             $       10,000               $       -
                                                                --------------               ------------
                                                                --------------               ------------

(1) Amounts have been restated to reflect pooling-of-interests transaction, See Note 3.

             The accompanying notes are an integral part of
                these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND OPERATIONS

     Eltrax Systems, Inc. (the "Company" or "Eltrax"), through its wholly owned subsidiaries, is a national value-added reseller of data communications networking products and services. Eltrax designs and installs, maintains and monitors, networking systems for end-user corporate and government customers, and to a lesser extent, is a distributor of data communications equipment to value-added resellers. The Company's products and services include data communications equipment used in remote access and enterprise-wide communications networks and the installation and maintenance of that equipment. The Company also offers Network Management Services to enterprise-wide network customers.

     In October 1996, the Company changed its fiscal year-end from March 31 to December 31. Accordingly, the statements of operations, cash flows and changes in stockholders' equity are for the nine months ended December 31, 1996.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INVENTORIES

     Inventories consist principally of purchased components and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

FURNITURE AND EQUIPMENT

     Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of two to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the related lease or its estimated useful life. Upon retirement or disposal of furniture and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income.

GOODWILL

     Goodwill represents the excess of cost over the fair value of assets acquired and is generally being amortized on a straight-line basis over its estimated useful life of 15 years. Goodwill is evaluated for potential impairment of value whenever events or changes in circumstances indicate that full asset recoverability is questionable. Such evaluations consider current as well as anticipated operating results measured on the basis of undiscounted cash flows of the operation relative to the asset.

REVENUE RECOGNITION

     Revenue from equipment sales is generally recognized upon shipment. Revenue for services such as installation and consulting is recognized as the service is performed. Revenue from maintenance contracts is recognized ratably over the term of the service agreement.

NET INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENT

     In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". This statement modified the methodology for calculating earnings per share, and was adopted by the Company effective December 31, 1997. No restatement was required to prior loss per share data.

     Income per share data is determined by dividing income by the weighted average number of common and common equivalent shares outstanding. Loss per share data is determined by dividing the loss by the weighted average number of common shares outstanding. Common stock equivalents represent shares issuable upon the assumed exercise of dilutive stock options and warrants. Common Stock equivalents have been excluded from loss per share calculations as their inclusion would be antidilutive.

3.  MERGERS AND ACQUISITIONS

DATATECH

     On May 17, 1996, the Company acquired 100% of the outstanding shares of Nordata, Inc. and Rudata, Inc. (together doing business as Datatech). Datatech configured, marketed, installed and maintained data communications equipment for its customers' computer and telecommunications systems over enterprise wide local area networks and wide area networks. Consideration paid to the sellers included 1,883,000 unregistered shares of the Company's common stock and $1,016,000 of cash. In addition, the Company paid broker fees consisting of 85,000 unregistered shares of the Company's common stock and $160,000 of cash. Other acquisition expenses approximated $450,000.

     The Datatech acquisition was accounted for as a purchase and, accordingly, the results of Datatech's operations are included in the Company's consolidated financial statements from the date of acquisition.
The Company originally recorded goodwill of $4,849,000 in connection with the acquisition, which was being amortized over 15 years.

     As a result of events which occurred at the Company's Datatech subsidiary in the second quarter of 1997, the Company determined that there was a permanent impairment in the fair value of the goodwill recorded in connection with the Datatech purchase. During the second quarter, the Company made a determination that $2,458,000 of the Datatech goodwill should be written off. The remaining goodwill of approximately $1,930,000 was written off in the fourth quarter on 1997 reflecting the Company's decision to change its focus from the remaining Datatech customer base and close the Datatech facility in early 1998.

ANS

     On October 31, 1996, the Company issued 950,000 shares of its unregistered common stock in exchange for all of the outstanding common stock of Atlantic Network Systems, Inc. (ANS). ANS provides data networking products and services. The ANS merger has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements were restated in 1996 to include the accounts and operations of ANS for all periods prior to the merger.

MST

     On January 31, 1997, ANS acquired certain assets of MST Distribution ("MST") from MRK Technologies, LTD. Acquired assets included inventory, contracts, furniture and equipment and various intangibles. The purchase price, including transaction costs, was approximately $2,028,000.

     The acquisition has been accounted for as a purchase and, accordingly, the results of MST's operations are included in the Company's consolidated financial statements from January 31, 1997.

     The Company recorded $1,412,000 of goodwill in connection with the acquisition, which was being amortized over 15 years. The remaining goodwill of approximately $1,326,000 was written off in the fourth quarter of 1997 due to the Company's decision to focus on end user customers and to eliminate sales to the majority of the MST customer base.

EJG TECHLINE, INCORPORATED

     On May 14, 1997, the Company issued 230,000 unregistered shares of its common stock in exchange for all of the outstanding common stock of EJG Techline, Incorporated, ("Techline"). Techline provides data networking products and services. The merger with Techline has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Techline for all periods prior to the merger and to eliminate intercompany sales prior to the merger.

The following table summarizes the combined and separate results of the Company and Techline for the periods prior to the merger.

                                      FOR THE THREE MONTH     FOR THE NINE MONTH
                                          PERIOD ENDED           PERIOD ENDED
                                         MARCH 31, 1997        DECEMBER 31, 1996
                                      -------------------     -------------------
Revenue:
   Eltrax, as previously reported       $ 9,748,911             $28,121,355
   Intercompany Sales                      (154,648)               (749,364)
   Techline                                 667,931               2,358,835
                                        -----------             ------------
   Revenue                              $10,262,194             $29,730,826
                                        -----------             ------------
                                        -----------             ------------
Net income (loss):
   Eltrax, as previously reported       $  (648,960)            $(1,143,949)
   Techline                                 151,159                 144,848
                                        -----------             ------------
   Total net loss                       $  (497,801)            $  (999,101)
                                        -----------             ------------
                                        -----------             ------------

FOUR CORNERS TECHNOLOGY, INC.

     On July 1, 1997, the Company acquired the outstanding stock of Four Corners Technology, Inc. ("Four Corners") for 400,000 shares of the Company's common stock. Four Corners provides data networking products and services. The acquisition has been accounted for as a purchase and, accordingly, the results of Four Corners' operations are included in the Company's consolidated financial statements from July 1, 1997. The initial purchase price of 350,000 unregistered shares was subsequently increased by 50,000 shares in early 1998. These additional shares have been treated as being outstanding at the purchase date. The Company recorded goodwill of approximately $1,638,000 in connection with the acquisition, which is being amortized over 15 years.

HI-TECH CONNECTIONS, INC.

     Effective August 1, 1997, the Company acquired Hi-Tech Connections, Inc. ("Hi-Tech") for 169,999 shares of the Company's common stock (including 20,000 shares issued to a third party relating to certain expenses incurred in the transaction). Hi-Tech provides data networking products and services. Under the terms of the agreement, 750,000 unregistered additional shares were issued in March 1998 based on the earnings generated by Hi-Tech during the six month period ended December 31, 1997. The accompanying financial statements have reflected the additional shares as if issued at December 31, 1997. The acquisition has been accounted for as a purchase and, accordingly, the results of Hi-Tech operations are included in the Company's consolidated financial statements from August 1, 1997. The Company recorded goodwill of approximately $3,185,000 in connection with the acquisition, which is being amortized over 15 years.

DATACOMM ASSOCIATES, INC. AND MIDWEST TELECOM ASSOCIATES, INC.

     On October 31, 1997 the Company acquired the outstanding shares of DataComm Associates, Inc. ("DataComm") and Midwest Telecom Associates, Inc. ("Telecom") for 500,000 unregistered shares of the Company's common stock. DataComm provides data networking products and services. In addition, the Company paid broker fees of $160,000. These acquisitions were accounted for as purchases and, accordingly, the results of DataComm and Telecom are included in the Company's financial statements from November 1, 1997. The Company recorded goodwill of approximately $1,267,000 in connection with the acquisitions, which is being amortized over 15 years.

PRO FORMA

     Unaudited pro forma financial information as though all of the above acquisitions had been effective as of the beginning of each period, is as follows:

                             FOR THE YEAR ENDED    FOR THE NINE MONTHS ENDED
                              DECEMBER 31, 1997         DECEMBER 31, 1996
                             ------------------    -------------------------
     Revenue                   $  61,194,000           $  47,236,000

     Net loss from
        continuing operations  $ (11,364,000)          $  (1,087,000)

     Earnings per share from
        continuing operations  $       (1.24)          $        (.12)

4.  DISCONTINUED OPERATIONS

     On November 22, 1996, the Company sold its Health Card Business for $32,000 in cash. The financial statements have been reclassified to present the results of the Health Card Businesses as discontinued operations. Revenue in 1996, from discontinued operations, was approximately $472,000.

5.  SHAREHOLDERS' EQUITY

PRIVATE PLACEMENT

     In September and October 1997, the Company issued 1,050,000 common shares and warrants in a private placement offering to accredited investors. The shares and warrants were sold for $4.00 a unit and were unregistered. The warrants have an exercise price of $6.25, and can be called by the Company at $0.25 per share if the Company's common stock trades above $8.25 for any ten consecutive days. Proceeds to the Company from the offering after commissions and expenses, were approximately $4,000,000.

PREFERRED STOCK

     The Company originally authorized 1,000,000 shares of preferred stock, 30,000 of which were designated as Series A convertible preferred stock (the "Preferred" Stock). All 30,000 shares of the Preferred Stock have been converted into 300,000 shares of Eltrax Common Stock. There were no outstanding shares of the Preferred Stock at December 31, 1997 and 1996. Currently, there are 970,000 shares of undesignated preferred stock which are authorized but unissued.

LITIGATION SETTLEMENT

     During the fourth quarter of 1997, the Company settled its litigation with the prior owners of Datatech. The settlement resulted in a payment of $20,000 and 100,000 shares of the Company's Common Stock to the Company. These shares have been reflected as retired in the accompanying financial statements. The total payment, valued at $470,000, represented the reimbursement by the prior owners of certain selling, general and administrative expenses.

STOCK WARRANTS

     In connection with various financing and acquisition transactions, and related services provided to the Company, the Company has issued warrants to purchase Common Stock of the Company (see "Private Placement" above). A summary of warrants outstanding at December 31, 1997, is as follows:

                                   NUMBER           EXERCISE
YEAR ISSUED                      OF WARRANTS         PRICE        EXPIRATION
-----------                      -----------     ------------     ----------
Year ended March 31, 1988            1,785       $ 5.60           November 1998
Year ended March 31, 1995          500,000       $ 0.75-$1.00     June 2002
Year ended March 31, 1996          166,667       $ 2.25           February 2002
Nine months ended
  December 31, 1996                275,000       $ 5.25-$6.00     October 2006
Year ended December 31, 1997     1,315,000       $ 5.00-$6.25     September 2002
                                 ---------
    Total warrants outstanding   2,258,452
                                 ---------
                                 ---------

     All of the above warrants are vested as of December 31, 1997, except for 145,855 of the warrants issued in 1996, which vest periodically through October 1999 and 240,000 warrants which will vest upon the attainment of certain Common Stock prices and the continuance of services provided.

     During 1997 100,000 of the warrants issued during the nine month period ending December 31, 1996 were repriced from $6.00 to $5.25.

     Warrants for 135,000 shares were exercised in 1997 resulting in proceeds to the Company of $486,000.

6.  STOCK OPTIONS

     On May 15, 1997, the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan"), under which 1,100,000 additional shares of Common Stock of the Company are available for various stock incentive awards. The 1997 Plan supplemented the Company's 1995 and 1992 Stock Incentive Plans (collectively the "Plans"). The 1995 and 1992 Plans will continue to exist until the stated termination date of such plans. Any shares of the Company's Common Stock available for issuance under the 1995 and 1992 Plans which have either not been issued or have been issued but were forfeited, or which become available for issuance due to forfeiture or expiration, will become available for issuance under the 1997 Plan, in addition to the base number of 1,100,000 shares of Common Stock available under the 1997 Plan. At December 31, 1997, 381,279 options had not been granted. The 1997 Plan provides that certain eligible individuals, including officers, employees, nonemployee directors, agents and consultants, may be granted options for providing services to the Company. The Plans are administered by a compensation committee (the "Committee") consisting of two members of the board of directors. Options are granted at per share amounts as determined by the Committee, but not less than the fair market value, as defined in the 1997 Plan, at the date of the grant. All outstanding options vest at various times, not to exceed 10 years, through 2007.

     On October 19, 1997, approximately 550,000 options issued earlier in 1997 under both the 1997 and 1995 Plans were reissued at the exercise price of $5.25, which was the market price on that date. The cancelled options have been treated as expired.

      A summary of changes in options outstanding under the Plans during the year ended December 31, 1997 and the nine months ended December 31, 1996 are as follows:

                                        YEAR ENDED           NINE MONTHS ENDED
                                    DECEMBER 31, 1997         DECEMBER 31, 1996
                                    -----------------        -----------------
                                                WEIGHTED               WEIGHTED
                                                 AVERAGE               AVERAGE
                                                EXERCISE               EXERCISE
                                    SHARES        PRICE      SHARES      PRICE
                                    ------      --------     ------    --------
Outstanding at beginning of year      546,684    1.95        497,590     $1.15
Granted                             1,688,228    5.80        149,500      4.71
Exercised                            (129,709)   3.19        (78,000)     1.70
Expired/Cancelled                    (722,989)   6.11        (22,406)     3.35
                                    ---------                -------
Outstanding at end of year          1,382,214    4.36        546,684      1.95
                                    ---------                -------
                                    ---------                -------
Options exercisable at year-end       984,047    3.86        469,559      1.50
                                    ---------                -------
                                    ---------                -------

The following table contains information about stock options outstanding at December 31, 1997 under the Plans:

                        WEIGHTED
                        AVERAGE
                        REMAINING
      EXERCISE         CONTRACTUAL         NUMBER              NUMBER
        PRICE          LIFE (Years)      OUTSTANDING        EXERCISABLE
      --------         ------------      -----------        -----------
      $ .38-1.00           7.5             273,000            271,750
       1.38-2.56           5.2              76,600             76,600
       3.19-4.25           8.2              28,000             20,000
       5.72-7.25           9.6           1,004,614            615,697
                                         ---------            -------
                                         1,382,214            984,047
                                         ---------            -------
                                         ---------            -------

     In addition to options granted under the Plans, the Company has granted 10,000 nonqualified options at $1.63 which are fully vested and exercisable at December 31, 1997. These options expire in August 2003.

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, a new standard of accounting and reporting for stock-based compensation plans. The Company adopted the disclosure provisions of this new standard in 1996. The Company has continued to measure compensation cost for its stock incentive and option plans using the intrinsic value-based method of accounting it has historically used and, therefore, the new standard has no effect on the Company's operating results.

     Had the Company used the fair value-based method of accounting for its stock option and incentive plans beginning on April 1, 1996 and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, the net loss and net loss per common share for the year ending December 31, 1997 and the nine month transition period ended December 31, 1996 would have been increased to the following pro forma amounts:

                                        YEAR ENDED          NINE MONTHS ENDED
                                    DECEMBER 31, 1997        DECEMBER 31, 1996
                                    -----------------       ------------------
Net Loss from Continuing Operations
   As reported                         $(11,332,000)          $  (859,000)
   Pro forma                            (14,627,000)           (1,044,000)

Net Loss per Common Share from
Continuing Operations
   As reported                         $     (1.34)           $      (.11)
   Pro forma                                 (1.73)                  (.14)

     The pro forma information above only includes stock options granted in the year ended December 31, 1997 and the nine month transition period ended December 31, 1996. Compensation expense under the fair value-based method of accounting will increase over the next few years as additional stock option grants are considered.

     The weighted average grant date fair value of options granted was $3.22 per option for the year ended December 31, 1997 and $2.98 per option for the nine month period ended December 31, 1996. The weighted average grant date fair value of options was determined using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model concepts and the following key assumptions:

                                        YEAR ENDED          NINE MONTHS ENDED
                                    DECEMBER 31, 1997        DECEMBER 31, 1996
                                    -----------------       ------------------
Risk-free interest rate                   6.3%                    6.5%
Expected life                               5 years                 5 years
Expected volatility                        55%                     70%



7.  OPERATING LEASES

     The Company leases office space and certain equipment under operating leases, which expire at various dates through 2006 with some leases containing options for renewal. Rent expense under these leases was $464,000 for the year ended December 31, 1997 and $275,000 for the nine months ended December 31, 1996.

As of December 31, 1997, approximate future commitments under operating leases in excess of one year are as follows:

     1998            $  534,000
     1999               392,000
     2000               316,000
     2001               209,000
     2002                91,000
     thereafter         345,000
                     ----------
     Total           $1,887,000
                     ----------
                     ----------

     The Company leases a Raleigh, North Carolina facility from a lessor of which two shareholders of the Company have a non-controlling interest. The lease expense for this facility was approximately $90,000 for the year ending December 31, 1997. The Company also leases a facility in Ohio from an entity of which a shareholder has a controlling interest. The lease expense for this facility was approximately $12,000 for the two months of 1997 subsequent to the acquisition of DataComm.

8.   INCOME TAXES

     The significant components of income taxes are as follows:

                                        YEAR ENDED          NINE MONTHS ENDED
                                    DECEMBER 31, 1997        DECEMBER 31, 1996
                                    -----------------       ------------------
     Income Taxes
        Currently Payable               $    -                 $  275,000
        Deferred Tax Benefit             1,315,970               (275,000)
                                        ----------             ----------
          Income Tax Expense            $1,315,970             $    -
                                        ----------             ----------
                                        ----------             ----------

     A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax was as follows:

                                        YEAR ENDED          NINE MONTHS ENDED
                                    DECEMBER 31, 1997        DECEMBER 31, 1996
                                    -----------------       ------------------
     Statutory U.S. rate                 (34.0)%                (34.0)%
     State income taxes
       net of federal benefit              0.0                    8.8
     Non-deductible goodwill              16.1                    7.2
     Non-deductible merger costs           0.2                    5.9
     Non-deductible business meals         0.1                    4.4
     ANS deferred tax asset recognized
       at date of merger                   0.0                   (6.1)
     Provision for tax contingencies       0.0                   13.8
     Earnings of pooled entities
       prior to merger                    (0.5)                   0.0
     Effect of Valuation allowance        31.2                    0.0
                                         -----                  -----
                                          13.1 %                  0.0 %
                                         -----                  -----
                                         -----                  -----

     Deferred income taxes are recognized to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                     DECEMBER 31,       DECEMBER 31,
                                         1997               1996
                                     ------------       ------------
     Deferred tax assets and
       (liabilities):
     Net operating loss
        carryforwards                 $ 2,323,000        $1,207,300
     Capital loss
        carryforwards                     224,000           205,100
     Unearned revenue                     133,000            54,600
     Reserves not deductible              582,000           348,300
     Cash to accrual adjustments         (380,000)         (388,200)
     Other                                168,000            94,000
     Valuation allowance               (3,050,000)         (205,100)
                                      -----------        ----------
                                      $     -            $1,316,000
                                      -----------        ----------
                                      -----------        ----------

     At March 31, 1996, the Company had established a full valuation allowance due to uncertainty as to the likelihood and timing of future taxable income. This valuation allowance was reversed in connection with the Company's acquisition of Datatech when it was determined that it was more likely than not that the deferred tax assets would be realized in a future period. During the second quarter of 1997 the Company again established a full valuation allowance. At December 31, 1997, the Company had net operating loss carryforwards of approximately $6,800,000 expiring at various dates through 2011. In addition, the Company has capital loss carryforwards of approximately $650,000.

9.  LINE OF CREDIT

     During October of 1996, the Company negotiated a $5,000,000 line of credit with its bank to be used for working capital purposes. In October 1997 the agreement was amended to increase the line of credit to $8,000,000 subject to a formula based on eligible accounts receivable and inventory, and the agreement was extended until October 31, 1999. The collateral at December 31, 1997 supported a total available line of approximately $6,800,000. The variable interest rate is one half of one percent above the bank's prime rate and the Company is charged a commitment fee of .25% on any unborrowed amounts. As the rate charged is variable, the carrying value of the debt approximates its fair value.

                                  DECEMBER 31,       DECEMBER 31,
                                      1997               1996
                                  ------------       ------------
Amount outstanding                $4,745,000          $ 589,000
Interest rate                          8.75%                 9%

     The agreement contains certain restrictive covenants, including, maintaining a current ratio of at least 1.0:1.0, maintaining an indebtedness ratio of no greater than 1.5:1.0, having positive quarterly earnings after taxes, interest, and depreciation as well as certain reporting covenants. Certain of these ratios change over the course of the agreement. As of December 31, 1997, the Company was not in compliance with the quarterly positive earnings covenant and a reporting covenant. Subsequent to year-end, the Company was not in compliance with several additional covenants. At the Company's request, the bank has waived their rights permanently related to these events of non-compliance. The Company has classified these borrowings as current as there is no assurance that they will comply with these covenants in 1998.

     Included in the December 31, 1997 amount outstanding is approximately $560,000 of disbursements outstanding that were financed by the line of credit as they were presented for payment after year-end.

10.  SAVINGS AND RETIREMENT PLAN

     The Company sponsors a 401(k) savings and retirement plan which is available to all eligible employees. Under the plan, the Company may make a discretionary matching contribution. Discretionary matching contributions were approximately $52,000 for the year ended December 31, 1997 and $9,700 in the nine months ended December 31, 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                   PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

(c)  DIRECTORS OF THE COMPANY

     The information under the captions "Election of Directors Nomination", "--Information About Nominees" and "-- Other Information About Nominees" in the Company's 1998 Proxy Statement is incorporated herein by reference.

(d)  EXECUTIVE OFFICERS OF THE COMPANY

     The information concerning executive officers of the Company is included in this Report under Item 4a, "Executive Officers of the Company".

(e)  COMPLIANCE WITH SECTION 16(a)

     The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Election of Directors - Information about Nominees" and "Certain Transactions" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  1.   EXHIBITS

               The exhibits to this Report are listed in the Exhibit Index on pages E-1 to E-3 below.

               A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of April 2, 1998, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Eltrax Systems, Inc., 2000 Town Center, Suite 690, Southfield, MI; Attn.: Nicholas J. Pyett.

          2.   MANAGEMENT CONTRACTS

               The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-KSB pursuant to Item 13(a):

               A. Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-18 (File No. 33-51456)).

               B. Form on Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-18 (File No. 33-51456)).

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

               G. Consulting Agreement dated as of June 1, 1996 by and between the Company and William P. O'Reilly (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on 10-KSB for the nine-month transition period ended
                    December 31, 1996).

               H. Consulting Agreement dated as of June 1, 1996 by and between the Company and Clunet R. Lewis (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on 10-KSB for the nine-month transition period ended
                    December 31, 1996).

               I. Employment and Noncompetition Agreement dated as of October 31, 1996 by and between Atlantic Network Systems, Inc. and Walter C. Lovett (incorporated by reference to
                    Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 12, 1996 (File No. 0-22190)).

               J. Employment and Noncompetition Agreement dated as of October 31, 1996 by and between Atlantic Network Systems, Inc. and Douglas L. Roberson (incorporated by reference to
                    Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 12, 1996 (File No. 0-22190)).

               K. Warrant, dated as of October 31, 1996, to purchase 106,250 shares of Common Stock of the company granted to Walter C. Lovett (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated
                    November 12, 1996 (File No. 0-22190)).

               L. Warrant, dated as of October 31, 1996, to purchase 106,250 shares of Common Stock of the Company granted to Douglas L. Roberson (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated November 12, 1996 (File No. 0-22190)).

               M. Agreement dated as of October 31, 1996 by and among the Company, William P. O'Reilly, Clunet R. Lewis,
                    Mack V. Traynor, III and Walter C. Lovett, Douglas L. Roberson and B. Taylor Koonce (incorporated by reference to
                    Exhibit 10.7 to the Company's Current Report on Form 8-K dated November 12, 1996 (File No. 0-22190)).

               N.   1997 Stock Incentive Plan (incorporated by reference to
                    Exhibit 10.24 to the Company's Annual Report on 10-KSB for the nine-month transition period ending December 31, 1996 (file No. 0-22190)).

               O. Promissory Note dated January 21, 1997 by Gene A. Bier in favor of the Company in the principal amount of $38,227 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on 10-KSB for the nine-month transition period ended December 31, 1996 (file No. 022190)).

               P. Consulting Agreement dated January 21, 1997 by and between the Company and Gene A. Bier (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on
                    10-KSB for the nine-month transition period ended
                    December 31, 1996).

               Q. Employment and Noncompetition Agreement dated as of May 14, 1997 by and between Eltrax Systems, Inc. and Edward J. Gorlitz (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 15, 1997 (File No. 0-22190)).

               R. Employment and Noncompetition Agreement dated as of May 14, 1997 by and between Eltrax Systems, Inc. and Colin E. Quinn (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 15, 1997 (File No. 0-22190)).

               S. Employment and Noncompetition Agreement dated as of July 1, 1997 by and between Eltrax Systems, Inc. and Joel J. Blickenstaff (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 1, 1997 (File No. 0-22190)).

               T. Employment and Noncompetition Agreement dated as of July 1, 1997 by and between Eltrax Systems, Inc. and Robert
                    A. Hughes (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 1, 1997 (File No. 0-22190)).

               U. Employment and Noncompetition Agreement dated as of August 15, 1997 by and between Eltrax Systems, Inc. and Edward C. Barrett (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 15, 1997 (File No. 0-22190)).

               V. Employment and Noncompetition Agreement dated as of August 15, 1997 by and between Eltrax Systems, Inc. and Daniel M. Christy (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 15, 1997 (File No. 0-22190)).

               W. Employment and Noncompetition Agreement dated as of August 15, 1997 by and between Eltrax Systems, Inc. and David R. Hurlbrink (incorporated by reference to Exhibit
                    10.3 to the Company's Current Report on Form 8-K dated August 15, 1997 (File No. 0-22190)).

               X. Employment and Noncompetition Agreement dated as of October 31, 1997 by and between Eltrax Systems, Inc. and John M. Good (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 3, 1997 (File No. 0-22190)).

     (b)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on October 3, 1997 reporting the private placement of units consisting of Warrants and Common Stock, the amendment of the Company's bank agreement and the acquisition of DataComm Associates, Inc. and Midwest Telecom Associates, Inc.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ELTRAX SYSTEMS, INC.

                                       By:  /s/ William P. O'Reilly
                                            -----------------------------------
                                            William P. O'Reilly
                                            Chief Executive Officer,
                                            Chairman of the Board and Director
                                            (principal executive officer)
                                            March 27, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                          TITLE                                        DATE
----                          -----                                        ----
/s/ William P. O'Reilly       Chief Executive Officer, Chairman of the     March 27, 1998
-----------------------       Board and Director
William P. O'Reilly           (Principal Executive Officer)


/s/ Mack V. Traynor, III      Director                                     March 27, 1998
------------------------
Mack V. Traynor, III


/s/ Patrick J. Dirk           Director                                     March 27, 1998
------------------------
Patrick J. Dirk


/s/ Clunet R. Lewis           Secretary, General Counsel and Director      March 27, 1998
------------------------
Clunet R. Lewis


/s/ Thomas F. Madison         Director                                     March 27,1998
------------------------
Thomas F. Madison


/s/ Stephen E. Raville        Director                                     March 27, 1998
------------------------
Stephen E. Raville


/s/ James Barnard             Director                                     March 27, 1998
------------------------
James Barnard


/s/ Nicholas J. Pyett         Chief Financial Officer and Treasurer        March 27, 1998
------------------------      (Principal Financial Officer)
Nicholas J. Pyett             (Principal Accounting Officer)

                                ELTRAX SYSTEMS, INC.

                                  EXHIBIT INDEX
                                    FORM 10-KSB
                        FOR THE YEAR ENDED DECEMBER 31, 1997


ITEM                          ITEM                                              METHOD OF FILING
----                          ----                                              ----------------
2.1            Agreement and Plan of Merger dated as                   Incorporated by reference to Exhibit
               of May 14, 1996 by and among Eltrax                     2.1 to the Company's Current Report
               Systems, Inc., Rudata Acquisition                       on Form 8-K dated June 3, 1996 (File
               Corporation, Nordata Acquisition                        No. 0-22190).
               Corporation, Rudata, Inc., Nordata, Inc.
               and Howard B. and Ruby Lee Norton,
               as amended pursuant to that First
               Amendment to Agreement and Plan of
               Merger dated as of May 17, 1996 by
               and among the same parties.

2.2            Agreement and Plan of Merger dated as                   Incorporated by reference to Exhibit
               of October 31, 1996 by and among                        2.1 to the Company's Current Report
               Eltrax Systems, Inc., ANS Acquisition                   on Form 8-K dated November 12, 1996
               Corporation, Atlantic Network                           (File No. 0-22190).
               Systems, Inc. and Walter C. Lovett,
               Douglas L. Roberson and B. Taylor
               Koonce. (1)

2.3            Agreement and Plan of Merger dated as                   Incorporated by reference to Exhibit
               of May 14, 1997 by and among                            2.1 to the Company's Current Report
               Eltrax Systems, Inc., EJG Techline                      on Form 8-K dated May 14, 1997
               Acquiring Corporation, EJG Techline,                    (File No. 0-22190).
               Incorporated and Edward J. and
               Kathleen M. Gorlitz and Colin E. and
               Diane C. Quinn. (1)

2.4            Agreement and Plan of Merger dated as                   Incorporated by reference to Exhibit
               of July 1, 1997 by and among                            2.1 to the Company's Current Report
               Eltrax Systems, Inc., Four Corners                      on Form 8-K dated July 1, 1997
               Acquiring Corporation, Four Corners                     (File No. 0-22190).
               Technology, Inc. and Robert A. Hughes,
               Joel J. Blickenstaff and David Noall. (1)

2.5            Agreement and Plan of Merger dated as                   Incorporated by reference to Exhibit
               of August 15, 1997 by and among                         2.1 to the Company's Current Report
               Eltrax Systems, Inc., Hi-Tech Acquiring                 on Form 8-K dated August 15, 1997
               Corporation, Hi-Tech Connections, Inc.                  (File No. 0-22190).
               And Edward C. Barrett, Daniel M. Christy,
               David R. Hurlbrink, David R. Spatz,
               Raymond H. Melcher and Timothy E. Devlin. (1)

2.6            Agreement and Plan of Merger dated as                   Incorporated by reference to Exhibit
               of October 31, 1997 by and among                        2.1 to the Company's Current Report
               Eltrax Systems, Inc., DataComm Acquiring                on Form 8-K dated October 3, 1997
               Corp., Midwest Acquiring Corp., DataComm                (File No. 0-22190).
               Associates, Inc., Midwest Telecom Associates,
               Inc. and John M. Good, and Harold Madison. (1)



3.1            Amended and Restated Articles of                        Incorporated by reference to Exhibit
               Incorporation of the Company, as                        3.1 to the Company's Registration
               amended.                                                Statement on Form S-18 (File No. 33-51456).

3.2            Bylaws of the Company, as amended.                      Incorporated by reference to Exhibit
                                                                       3.2 to the Company's Quarterly Report

4.1            Specimen Form of the Company's                          Incorporated by reference to Exhibit
               Common Stock Certificate.                               4.1 to the Company's Registration
                                                                       Statement on Form S-18 (File No. 33-51456).

4.2            Warrant, dated as of October 31, 1996,                  Incorporated by reference to Exhibit
               to purchase 106,250 shares of Common                    10.4 to the Company's Current Report
               Stock of the Company granted to                         on Form 8-K filed November 12, 1996
               Walter C. Lovett.                                       (File No. 0-22190).

4.3            Warrant, dated as of October 31, 1996,                  Incorporated by reference to Exhibit
               to purchase 106,250 shares of Common                    10.5 to the Company's Current Report
               Stock of the Company granted to                         on Form 8-K filed November 12, 1996
               Douglas L. Roberson.                                    (File No. 0-22190).

4.4            Warrant, dated as of February 9, 1996                   Filed herewith electronically
               to purchase 166,667 shares of Common
               Stock of the Company granted to
               Morgan Q. Payne.

4.5            Warrant dated as of September 23, 1997                  Filed herewith electronically
               to purchase 240,000 shares of Common
               Stock of the Company granted to
               Morgan Q. Payne.

10.1           1992 Stock Incentive Plan.                              Incorporated by reference to Exhibit
                                                                       10.4 to the Company's Registration
                                                                       Statement on Form S-18 (File No. 33-51456).

10.2           Form of Incentive Stock Option                          Incorporated by reference to Exhibit
               Agreement.                                              10.6 to the Company's Registration
                                                                       Statement on Form S-18 (File No. 33-51456).

10.3           Form of Non-Statutory Option                            Incorporated by reference to Exhibit
               Agreement.                                              10.7 to the Company's Registration
                                                                       Statement on Form S-18 (File No. 33-51456).

10.4           Form of Non-Employees Director Stock                    Incorporated by reference to Exhibit
               Option Agreement.                                       10.10 to the Company's Annual Report
                                                                       on Form 10-KSB for the year ended March 31, 1993
                                                                       (File No. 0-22190).

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



10.6           Employment and Noncompetition                           Incorporated by reference to Exhibit
               Agreement dated as of May 17, 1996                      2.5 to the Company's Current Report
               by and between Nordata, Inc. and                        on Form 8-K filed June 3, 1996 (File
               Howard B. Norton.                                       No. 0-22190).

10.7           Consulting Agreement dated as of June                   Filed herewith electronically. Incorporated
               1, 1996 by and between the Company                      by reference to Exhibit 10.9 to the
               and Clunet R. Lewis.                                    Company's Annual Report on Form 10-KSB
                                                                       for the year ended December 31, 1996
                                                                       (File No. 0-22190).

10.8           Consulting Agreement dated as of June                   Incorporated by reference to Exhibit 10.10
               1, 1996 by and between the Company                      to the Company's Annual Report on Form
               and William P. O'Reilly.                                10-KSB for the year ended December 31,
                                                                            1996 (File No. 0-22190).

10.9           Employment and Noncompetition                           Incorporated by reference to Exhibit
               Agreement dated as of October 31, 1996                  10.1 to the Company's Current Report
               by and between Atlantic Network                         on Form 8-K filed November 12, 1996
               Systems, Inc. and Walter C. Lovett.                     (File No. 0-22190).

10.10          Employment and Noncompetition                           Incorporated by reference to Exhibit
               Agreement dated as of October 31, 1996                  10.2 to the Company's Current Report
               by and between Atlantic Network                         on Form 8-K filed November 12, 1996
               Systems, Inc. and Douglas L.                            (File No. 0-22190).
               Roberson.

10.11          Agreement dated as of October 31,                       Incorporated by reference to Exhibit
               1996 by and among the Company                           10.7 to the Company's Current Report
               William P. O'Reilly, Clunet R. Lewis,                   on Form 8-K filed November 12, 1996
               Mack V. Traynor, III and Walter C.                      (File No. 0-22190).
               Lovett, Douglas L. Roberson and B.
               Taylor Koonce.

10.12          Employment and Noncompetion                             Incorporated by reference to Exhibit
               Agreement dated as of May 14, 1997                      10.2 to the Company's Current Report
               by and between Eltrax Systems, Inc.                     on Form 8-K dated May 15, 1997
               and  Edward J. Gorlitz.                                 (File No. 0-22190).

10.13          Employment and Noncompetion                             Incorporated by reference to Exhibit
               Agreement dated as of May 14, 1997                      10.1 to the Company's Current Report
               by and between Eltrax Systems, Inc.                     on Form 8-K dated May 15, 1997
               and Colin E. Quinn.                                     (File No. 0-22190).

10.14          Employment and Noncompetition                           Incorporated by reference to Exhibit
               Agreement dated as of July 1, 1997                      10.2 to the Company's Current Report
               by and between Eltrax Systems, Inc.                     on Form 8-K dated July 1, 1997
               and Joel J. Blickenstaff.                               (File No. 0-22190).

10.15          Employment and Noncompetition                           Incorporated by reference to Exhibit
               Agreement dated as of July 1, 1997                      10.1 to the Company's Current Report
               by and between Eltrax Systems, Inc.                     on Form 8-K dated July 1, 1997
               and Robert A. Hughes.                                   (File No. 0-22190).

10.16          Employment and Noncompetition                           Incorporated by reference to Exhibit
               Agreement dated as of August 15, 1997                   10.1 to the Company's Current Report
               by and between Eltrax Systems, Inc.                     on Form 8-K dated August 15, 1997
               and Edward C. Barrett.                                  (File No. 0-22190).



10.17          Employment and Noncompetition                           Incorporated by reference to Exhibit
               Agreement dated as of August 15, 1997                   10.1 to the Company's Current Report
               by and between Eltrax Systems, Inc.                     on Form 8-K dated August 15, 1997
               and Daniel M. Christy.                                  (File No. 0-22190).

10.18          Employment and Noncompetition                           Incorporated by reference to Exhibit
               Agreement dated as of August 15, 1997                   10.3 to the Company's Current Report
               by and between Eltrax Systems, Inc.                     on Form 8-K dated August 15, 1997
               and David R. Hurlbrink.                                 (File No. 0-22190).

10.19          Employment and Noncompetition                           Incorporated by reference to Exhibit
               Agreement dated as of October 31, 1997                  10.1 to the Company's Current Report
               by and between Eltrax Systems, Inc.                     on Form 8-K dated October 3, 1997
               and John M. Good.                                       (File No. 0-22190).

10.20          Revolving Credit Agreement dated                        Incorporated by reference to Exhibit 10.9
               October 31, 1996 between the                            to the Company's Quarterly Report on Form
               Company, it subsidiaries and State                      10-QSB for the quarter ended September 30,
               Street Bank and Trust Company. (1)                      1996 (File No. 0-22190)

10.21          Security Agreement dated October 31,                    Incorporated by reference to Exhibit 10.16
               1996 between the Company and State                      to the Company's Annual Report on Form
               Street Bank and Trust Company, as                       10-KSB for the nine-month transition period
               amended.(2)                                             ended December 31, 1997
                                                                       (File No. 0-22190).

10.22          First Amendment to the Revolving                        Filed herewith electronically.
               Credit Agreement dated October 31, 1997
               between the Company, its subsidiaries,
               And State Street Bank and Trust
               Company (1).

10.23          Second Amendment to the Revolving                       Filed herewith electronically.
               Credit Agreement dated October 31, 1997
               between the Company, its subsidiaries,
               And State Street Bank and Trust
               Company (1).

10.24          Asset Purchase Agreement effective                      Incorporated by reference to Exhibit 10.17
               November 22, 1996 among Eltrax                          to the Company's Annual Report on Form
               Health Card Solutions, LLC, EMX,                        10-KSB for the nine-month transition period
               LLC, Americas Tower Partners and the                    ended December 31, 1997.
               Company. (1)                                            (File No. 0-22190).

10.25          Promissory Note dated January 21, 1997                  Incorporated by reference to Exhibit 10.20
               by Gene A. Bier  in favor of the Company                to the Company's Annual Report on Form
               in the principal amount of $38,227.                     10-KSB for the nine-month transition
                                                                       period ended December 31, 1997 (File No. 0-22190).

10.26          Consulting Agreement dated January 21,                  Incorporated by reference to Exhibit 10.21
               1997 by and between the Company and                     to the Company's Annual Report on Form
               Gene A. Bier.                                           10-KSB for the nine-month transition
                                                                       period ended December 31, 1997 (File No. 0-22190).



10.27          Asset Purchase Agreement dated as of                    Incorporated by reference to Exhibit
               January 29, 1997 between Atlantic                       99.1 to the Company's Current Report
               Network Systems, Inc. and MRK                           on Form 8-K filed February 12, 1997
               Technologies, LTD.                                      (File No. 0-22190).

10.28          1997 Stock Incentive Plan.                              Incorporated by reference to Exhibit 10.24
                                                                       to the Company's Annual Report on Form
                                                                       10-KSB for the nine-month transition period
                                                                       ended December 31, 1997 (File No. 0-22190).

10.29          Real Estate Lease dated June 1, 1996                    Incorporated by reference to Exhibit 10.11
               between Walt Lovett, Doug and Lisa                      to the Company's Annual Report on Form
               Roberson and Atlantic Network                           10-KSB for the year ended December 31,
               Systems, Inc.                                           1996 (File No. 0-22190).

10.30          Lease Agreement between Burgoe/Wyomissing               Filed herewith electronically.
               Partners and Hi-Tech Connections, Inc.
               dated September 15, 1996.

10.31          Lease Agreement between JMG Development                 Filed herewith electronically.
               Co. Ltd and DataComm Associates, Inc.
               dated December 1, 1996.

10.32          Lease Agreement between Werner Palmquist                Filed herewith electronically.
               Investments and Four Corners Technology,
               Inc. dated February 21, 1996.


21.1           Subsidiaries of the Registrant.                         Filed herewith electronically.

27.1           Financial Data Schedule.                                Filed herewith electronically.

(1)  Exhibits to these exhibits will be furnished upon request.

(2) All of the subsidiaries entered into identical Security Agreements, which will be furnished upon request.