Form 10KSB/A
period 1997-12-31
ELTRAX SYSTEMS INC
filed 1998-04-17
CIK 797448

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  AMENDMENT NO. 1
                                   FORM 10-KSB/A

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

          Transitional Small Business Disclosure Format (check one): yes  no X
                                                                     ---     --

          This Form 10-KSB/A is being filed solely to add Exhibit 23.1 to such report.

                                     SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date April 15, 1998

                                              ELTRAX SYSTEMS, INC.

                                              By:    /s/ William P. O'Reilly
                                                  -----------------------------
                                                   William P. O'Reilly,
                                                   Chief Executive Officer,
                                                   Chairman of the Board and
                                                   Director

                                ELTRAX SYSTEMS, INC.

                                  EXHIBIT INDEX
                                    FORM 10-KSB
                        FOR THE YEAR ENDED DECEMBER 31, 1997


 EXHIBIT
 NUMBER      ITEM                            METHOD OF FILING
-------      ----                            ----------------
 2.1         Agreement and Plan of Merger    Incorporated by reference to
             dated as of May 14, 1996 by     Exhibit 2.1 to the Company's
             and among Eltrax Systems,       Current Report on Form 8-K dated
             Inc., Rudata Acquisition        June 3, 1996 (File No. 0-22190).
             Corporation, Nordata
             Acquisition Corporation,
             Rudata, Inc., Nordata, Inc.
             and Howard B. and Ruby Lee
             Norton, as amended pursuant to
             that First Amendment to
             Agreement and Plan of Merger
             dated as of May 17, 1996 by
             and among the same parties.

 2.2         Agreement and Plan of Merger    Incorporated by reference to
             dated as of October 31, 1996    Exhibit 2.1 to the Company's
             by and among Eltrax Systems,    Current Report on Form 8-K dated
             Inc., ANS Acquisition           November 12, 1996 (File No. 0-
             Corporation, Atlantic Network   22190).
             Systems, Inc. and Walter C.
             Lovett, Douglas L. Roberson
             and B. Taylor Koonce. (1)

 2.3         Agreement and Plan of Merger    Incorporated by reference to
             dated as of May 14, 1997 by     Exhibit 2.1 to the Company's
             and among Eltrax Systems,       Current Report on Form 8-K dated
             Inc., EJG Techline Acquiring    May 14, 1997 (File No. 0-22190).
             Corporation, EJG Techline
             Incorporated and Edward J. and
             Kathleen M. Gorlitz and Colin
             E. and Diane C. Quinn. (1)



 EXHIBIT
 NUMBER      ITEM                            METHOD OF FILING
-------      ----                            ----------------
 2.4         Agreement and Plan of Merger    Incorporated by reference to
             dated as of July 1, 1997 by     Exhibit 2.1 to the Company's
             and among Eltrax Systems,       Current Report on Form 8-K dated
             Inc., Four Corners Acquiring    July 1, 1997 (File No. 0-22190).
             Corporation, Four Corners
             Technology, Inc. and Robert A.
             Hughes, Joel J. Blickenstaff
             and David Noall. (1)

 2.5         Agreement and Plan of Merger    Incorporated by reference to
             dated as of August 15, 1997 by  Exhibit 2.1 to the Company's
             and among Eltrax Systems,       Current Report on Form 8-K dated
             Inc., Hi-Tech Acquiring         August 15, 1997 (File No. 0-
             Corporation, Hi-Tech            22190).
             Connections, Inc And Edward C.
             Barrett, Daniel M. Christy,
             David R. Hurlbrink, David R.
             Spatz, Raymond H. Melcher and
             Timothy E. Devlin. (1).

 2.6         Agreement and Plan of Merger    Incorporated by reference to
             dated as of October 31, 1997    Exhibit 2.1 to the Company's
             by and among Eltrax Systems,    Current Report on Form 8-K dated
             Inc., DataComm Acquiring        October 3, 1997 (File No. 0-
             Corp., Midwest Acquiring        22190).
             Corp., DataComm Associates,
             Inc., Midwest Telecom
             Associates, Inc. and John M.
             Good, and Harold Madison. (1)

 3.1         Amended and Restated Articles   Incorporated by reference to
             of Incorporation of the         Exhibit 3.1 to the Company's
             Company, as amended.            Registration Statement on Form S-
                                             18 (File No. 33-51456).

 3.2         Bylaws of the Company, as       Incorporated by reference to
             amended.                        Exhibit 3.2 to the Company's
                                             Quarterly Report on Form 10-QSB
                                             for the quarter ended September
                                             30, 1996 (File No. 0-22190).

 4.1         Specimen Form of the Company's  Incorporated by reference to
             Common Stock Certificate.       Exhibit 4.1 to the Company's
                                             Registration Statement on Form S-
                                             18 (File No. 33-51456).


 EXHIBIT
 NUMBER      ITEM                            METHOD OF FILING
-------      ----                            ----------------
 4.2         Warrant, dated as of October    Incorporated by reference to
             31, 1996, to purchase 106,250   Exhibit 10.4 to the Company's
             shares of Common Stock of the   Current Report on Form 8-K filed
             Company granted to Walter C.    November 12, 1996 (File No. 0-
             Lovett.                         22190).

 4.3         Warrant, dated as of October    Incorporated by reference to
             31, 1996, to purchase 106,250   Exhibit 10.5 to the Company's
             shares of Common Stock of the   Current Report on Form 8-K filed
             Company granted to Douglas L.   November 12, 1996 (File No. 0-
             Roberson.                       22190).

 4.4         Warrant, dated as of February   Previously filed
             9, 1996 to purchase 166,667
             shares of Common Stock of the
             Company granted to Morgan Q.
             Payne.

 4.5         Warrant dated as of September   Previously filed
             23, 1997 to purchase 240,000
             shares of Common Stock of the
             Company granted to Morgan Q.
             Payne.

 10.1        1992 Stock Incentive Plan.      Incorporated by reference to
                                             Exhibit 10.4 to the Company's
                                             Registration Statement on Form S-
                                             18 (File No. 33-51456).

 10.2        Form of Incentive Stock Option  Incorporated by reference to
             Agreement.                      Exhibit 10.6 to the Company's
                                             Registration Statement on Form S-
                                             18 (File No. 33-51456).

 10.3        Form of Non-Statutory Option    Incorporated by reference to
             Agreement.                      Exhibit 10.7 to the Company's
                                             Registration Statement on Form S-
                                             18 (File No. 33-51456).

 10.4        Form of Non-Employees Director  Incorporated by reference to
             Stock Option Agreement.         Exhibit 10.10 to the Company's
                                             Annual Report on Form 10-KSB for
                                             the year ended March 31, 1993
                                             (File No. 0-22190).

 10.5        1995 Stock Incentive Plan.      Incorporated by reference to
                                             Exhibit 10.12 to the Company's
                                             Annual Report on Form 10-KSB for
                                             the year ended March 31, 1995
                                             (File No. 0-22190).


 EXHIBIT
 NUMBER      ITEM                            METHOD OF FILING
-------      ----                            ----------------

 10.6        Employment and Noncompetition   Incorporated by reference to
             Agreement dated as of May 17,   Exhibit 2.5 to the Company's
             1996 by and between Nordata,    Current Report on Form 8-K filed
             Inc. and Howard B. Norton.      June 3, 1996 (File No. 0-22190).

 10.7        Consulting Agreement dated as   Previously filed. Incorporated by
             of June 1, 1996 by and between  reference to Exhibit 10.9 to the
             the Company and Clunet R.       Company's Annual Report on Form
             Lewis.                          10-KSB for the year ended December
                                             31, 1996 (File No. 0-22190).

 10.8        Consulting Agreement dated as   Incorporated by reference to
             of June 1, 1996 by and between  Exhibit 10.10 to the Company's
             the Company and William P.      Annual Report on Form 10-KSB for
             O'Reilly.                       the year ended December 31, 1996
                                             (File No. 0-22190).

 10.9        Employment and Noncompetition   Incorporated by reference to
             Agreement dated as of October   Exhibit 10.1 to the Company's
             31, 1996 by and between         Current Report on Form 8-K filed
             Atlantic Network Systems, Inc.  November 12, 1996 (File No. 0-
             and Walter C. Lovett.           22190).
 10.10       Employment and Noncompetition   Incorporated by reference to
             Agreement dated as of October   Exhibit 10.2 to the Company's
             31, 1996 by and between         Current Report on Form 8-K filed
             Atlantic Network Systems, Inc.  November 12, 1996 (File No. 0-
             and Douglas L. Roberson.        22190).

 10.11       Agreement dated as of October   Incorporated by reference to
             31, 1996 by and among the       Exhibit 10.7 to the Company's
             Company William P. O'Reilly,    Current Report on Form 8-K filed
             Clunet R. Lewis, Mack V.        November 12, 1996 (File No. 0-
             Traynor, III and Walter C.      22190).
             Lovett, Douglas L. Roberson
             and B. Taylor Koonce.

 10.12       Employment and Noncompetion     Incorporated by reference to
             Agreement dated as of May 14,   Exhibit 10.2 to the Company's
             1997 by and between Eltrax      Current Report on Form 8-K dated
             Systems, Inc. and  Edward J.    May 15, 1997 (File No. 0-22190).
             Gorlitz.

 10.13       Employment and Noncompetion     Incorporated by reference to
             Agreement dated as of May 14,   Exhibit 10.1 to the Company's
             1997 by and between Eltrax      Current Report on Form 8-K dated
             Systems, Inc. and Colin E.      May 15, 1997 (File No. 0-22190).
             Quinn.


 EXHIBIT
 NUMBER      ITEM                            METHOD OF FILING
-------      ----                            ----------------
 10.14       Employment and Noncompetition   Incorporated by reference to
             Agreement dated as of July 1,   Exhibit 10.2 to the Company's
             1997 by and between Eltrax      Current Report on Form 8-K dated
             Systems, Inc. and Joel J.       July 1, 1997 (File No. 0-22190).
             Blickenstaff.

 10.15       Employment and Noncompetition   Incorporated by reference to
             Agreement dated as of July 1,   Exhibit 10.1 to the Company's
             1997 by between Eltrax          Current Report and on Form 8-K
             Systems, Inc. and Robert A.     dated July 1, 1997 (File No. 0-
             Hughes.                         22190).

 10.16       Employment and Noncompetition   Incorporated by reference to
             Agreement dated as of August    Exhibit 10.1 to the Company's
             15, 1997 by and between Eltrax  Current Report on Form 8-K dated
             Systems, Inc. and Edward C.     August 15, 1997 (File No. 0-
             Barrett.                        22190).

 10.17       Employment and Noncompetition   Incorporated by reference to
             Agreement dated as of August    Exhibit 10.1 to the Company's
             15, 1997 by and between Eltrax  Current Report on Form 8-K dated
             Systems, Inc. and Daniel M.     August 15, 1997 (File No. 0-
             Christy.                        22190).

 10.18       Employment and Noncompetition   Incorporated by reference to
             Agreement dated as of August    Exhibit 10.3 to the Company's
             15, 1997 by and between Eltrax  Current Report on Form 8-K dated
             Systems, Inc. and David R.      August 15, 1997 (File No. 0-
             Hurlbrink.                      22190).

 10.19       Employment and Noncompetition   Incorporated by reference to
             Agreement dated as of October   Exhibit 10.1 to the Company's
             31, 1997 by and between Eltrax  Current Report on Form 8-K dated
             Systems, Inc. and John M.       October 3, 1997 (File No. 0-
             Good.                           22190).

 10.20       Revolving Credit Agreement      Incorporated by reference to
             dated October 31, 1996 between  Exhibit 10.9 to the Company's
             the Company, it subsidiaries    Quarterly Report on Form 10-QSB
             and State Street Bank and       for the quarter ended September
             Trust Company. (1)              30, 1996 (File No. 0-22190)

 10.21       Security Agreement dated        Incorporated by reference to
             October 31, 1996 between the    Exhibit 10.16 to the Company's
             Company and State Street Bank   Annual Report on Form 10-KSB for
             and Trust Company, as           the nine-month transition period
             amended.(2)                     ended December 31, 1997 (File No.
                                             0-22190).


 EXHIBIT
 NUMBER      ITEM                            METHOD OF FILING
-------      ----                            ----------------
 10.22       First Amendment to the          Previously filed.
             Revolving Credit Agreement
             dated October 31, 1997 between
             the Company, its subsidiaries,
             And State Street Bank and
             Trust Company (1).

 10.23       Second Amendment to the         Previously filed.
             Revolving Credit Agreement
             dated October 31, 1997 between
             the Company, its subsidiaries,
             And State Street Bank and
             Trust      Company (1)

 10.24       Asset Purchase Agreement        Incorporated by reference to
             effective November 22, 1996     Exhibit 10.17 to the Company's
             among Eltrax Health Card        Annual Report on Form 10-KSB for
             Solutions, LLC, EMX, LLC,       the nine-month transition period
             Americas Tower Partners and     ended December 31, 1997. (File No.
             the Company. (1)                0-22190).

 10.25       Promissory Note dated January   Incorporated by reference to
             21, 1997 by Gene A. Bier  in    Exhibit 10.20 to the Company's
             favor of the Company in the     Annual Report on Form 10-KSB for
             principal amount of $38,227.    the nine-month transition period
                                             ended December 31, 1997 (File No.
                                             0-22190).

 10.26       Consulting Agreement dated      Incorporated by reference to
             January 21, 1997 by and         Exhibit 10.21 to the Company's
             between the Company and Gene    Annual Report on Form 10-KSB for
             A. Bier.                        the nine-month transition period
                                             ended December 31, 1997 (File No.
                                             0-22190).

 10.27       Asset Purchase Agreement dated  Incorporated by reference to as of January 29, 1997 between  Exhibit 99.1 to the Company's
             Atlantic Network Systems, Inc.  Current Report on Form 8-K filed
             and MRK Technologies, LTD.      February 12, 1997 (File No. 0-
                                             22190).

 10.28       1997 Stock Incentive Plan.      Incorporated by reference to
                                             Exhibit 10.24 to the Company's
                                             Annual Report on Form 10-KSB for
                                             the nine-month transition period
                                             ended December 31, 1997  (File No.
                                             0-22190).


 EXHIBIT
 NUMBER      ITEM                            METHOD OF FILING
-------      ----                            ----------------
 10.29       Real Estate Lease dated June    Incorporated by reference to
             1, 1996 between Walt Lovett,    Exhibit 10.11 to the Company's
             Doug and Lisa Roberson and      Annual Report on Form 10-KSB for
             Atlantic Network Systems, Inc.  the year ended December 31, 1996
                                             (File No. 0-22190).

 10.30       Lease Agreement between         Previously filed.
             Burgoe/Wyomissing Partners and
             Hi-Tech Connections, Inc.
             dated September 15, 1996.

 10.31       Lease Agreement between JMG     Previously filed.
             Development Co. Ltd and
             DataComm Associates, Inc.
             dated December 1, 1996.

 10.32       Lease Agreement between Werner  Previously filed.
             Palmquist Investments and Four
             Corners Technology, Inc. dated
             February 21, 1996.

 21.1        Subsidiaries of the             Previously filed.
             Registrant.

 23.1        Consent of Coopers & Lybrand    Filed herewith.
             L.L.P., independent
             accountants

 27.1        Financial Data Schedule.        Previously filed.


(1) Exhibits to these exhibits will be furnished upon request.
(2) All of the subsidiaries entered into identical Security Agreements, which will be furnished upon request.