Form 10-Q
period 1998-03-31
ELTRAX SYSTEMS INC
filed 1998-05-12
CIK 797448

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1998

          [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT

            For the transition period from ______________ to _________

                          Commission file number 0-22190

                      ---------------------------------------

                                 ELTRAX SYSTEMS, INC.
                (Exact name of Registrant as specified in its charter)

                  MINNESOTA                               41-1484525
        (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)                Identification No.)


                 2000 Town Center, Suite 690, Southfield, MI  48075
                      (Address of principal executive offices)

                                   (248) 358-1699
                            (Issuer's telephone number)

                       --------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No_____.


Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of May 8, 1998: 10,856,771.

                             PART I-ITEM 1: FINANCIAL STATEMENTS


                                      ELTRAX SYSTEMS, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                         MARCH 31,      DECEMBER 31,
                                                                           1998             1997
                                                                       ------------     ------------
                                                                         (Unaudited)
ASSETS:
Current assets:
     Cash and cash equivalents                                         $    241,125     $    366,364
     Accounts receivable, net                                             9,934,513        9,353,349
     Inventories                                                          3,804,072        4,298,794
     Other current assets                                                   755,843          602,062
                                                                       ------------     ------------

          Total current assets                                           14,735,553       14,620,569


Furniture and equipment, net                                                920,277          863,174
Goodwill, net                                                             5,915,699        6,007,259
                                                                       ------------     ------------

          Total assets                                                 $ 21,571,529     $ 21,491,002
                                                                       ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Line of credit                                                    $  4,946,632     $  4,744,529
     Accounts payable                                                     6,581,736        6,010,516
     Accrued compensation                                                   389,687          575,383
     Accrued expenses                                                     1,136,285        1,196,222
     Unearned revenue                                                       859,782          967,507
     Income taxes payable                                                   295,806          496,123
                                                                       ------------     ------------

          Total current liabilities                                      14,209,928       13,990,280


Shareholders' equity:
     Common stock, $.01 par value, 50,000,000 shares authorized;
          10,856,271 and 10,847,771 shares issued and outstanding           108,563          108,478
     Additional paid-in capital                                          24,789,539       24,741,499
     Accumulated deficit                                                (17,536,501)     (17,349,255)
                                                                       ------------     ------------

          Total shareholders' equity                                      7,361,601        7,500,722
                                                                       ------------     ------------

          Total liabilities and shareholders' equity                   $ 21,571,529     $ 21,491,002
                                                                       ============     ============


The accompanying notes are an integral part of these condensed consolidated financial statements.
                                          2

                                ELTRAX SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                         1998             1997 (1)
                                                     ------------       ------------
Revenue                                              $ 14,974,873       $ 10,262,194

Cost of revenue                                        11,617,955          8,505,946
                                                     ------------       ------------
Gross profit                                            3,356,918          1,756,248

Operating expenses:
 Selling, general and administrative                    3,354,137          2,106,068
 Amortization of goodwill                                  91,560            102,237
                                                     ------------       ------------
 Total operating expenses                               3,445,697          2,208,305
                                                     ------------       ------------
 Operating loss                                           (88,779)          (452,057)

Interest expense, net                                      98,467             45,743
                                                     ------------       ------------

 Net loss                                            $   (187,246)      $   (497,800)
                                                     ============       ============



Net loss per common share - basic and diluted        $      (0.02)      $      (0.06)
                                                     ============       ============

Weighted average shares outstanding-basic              10,849,893          7,806,730
                                                     ============       ============


(1) Amounts have been restated to reflect pooling-of-interests transaction, see Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    ELTRAX SYSTEMS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)







                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                            1998            1997 (1)
                                                        -----------      --------------
OPERATING ACTIVITIES:
  Net loss                                              $ (187,246)      $    (497,800)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
    Amortization                                            91,560             102,237
    Depreciation                                            65,584              17,426
    Warrants issued for services                            12,000                -
    Changes in current operating items:
      Accounts receivable, net                            (581,164)           (339,416)
      Inventories                                          494,722            (633,157)
      Other current assets                                (153,781)            (29,888)
      Accounts payable                                     571,220            (204,114)
      Accrued compensation                                (185,696)            (92,048)
      Accrued expenses                                     (59,937)             36,942
      Other current liabilities                           (308,042)            (17,432)
                                                        -----------      --------------

    Net cash used for operating activities:               (240,780)         (1,657,250)
                                                        -----------      --------------

INVESTING ACTIVITIES:
  Cash paid in connection with acquisition of MST            -              (2,028,214)
  Purchases of furniture and equipment, net               (122,687)            (48,912)
                                                        -----------      --------------
    Net cash used for investing activities:               (122,687)         (2,077,126)
                                                        -----------      --------------

FINANCING ACTIVITIES:
  Distributions to shareholders                              -                 (96,727)
  Proceeds from credit line, net                           202,103           3,924,470
  Proceeds from issuances of common stock                   36,125              38,227
                                                        -----------      --------------
    Net cash provided by financing activities:             238,228           3,865,970
                                                        -----------      --------------

    Increase (decrease) in cash and cash equivalents      (125,239)            131,594
                                                        -----------      --------------

CASH AND CASH EQUIVALENTS:
Beginning of period                                        366,364             694,901
                                                        -----------      --------------

End of period                                           $  241,125       $     826,495
                                                        ===========      ==============

(1) Amounts have been restated to reflect pooling-of-interests transaction, see Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ELTRAX SYSTEMS, INC.

              NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    March 31, 1998

1.   BASIS OF PRESENTATION

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

     In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the periods ended March 31, 1998 and 1997. The condensed consolidated financial statements include the accounts of Eltrax Systems, Inc. ("Eltrax") and its subsidiaries, Nordata, Inc. and Four Corners Technology, Inc. ("Four Corners"). Effective January 1, 1998 all other subsidiaries of the Company were merged into Eltrax Systems, Inc. Significant intercompany transactions have been eliminated.

     The Company's financial statements for the period ended March 31, 1997 have been restated from those included in the prior year first quarter financial statements to reflect the merger with EJG Techline, Incorporated ("Techline"). Techline results are included for all periods presented resulting from the merger with Techline in a pooling-of-interests transaction on May 14, 1997.

     The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2.   LINE OF CREDIT

     The Company's line of credit agreement contains certain restrictive covenants, including, maintaining a current ratio of at least 1.1:1.0, maintaining an indebtedness ratio of no greater than 1.3:1.0, meeting certain targets for earnings after taxes, interest, depreciation, and amortization as well as certain reporting covenants. For the quarter ending March 31, 1998, the Company was not in compliance with the current ratio and quarterly positive earnings covenant. At the Company's request, the bank has waived its rights related to these events of non-compliance through March 31, 1998. The Company has classified these borrowings as current as there is no assurance that they will continue to comply with these covenants in 1998.

3.   NET INCOME (LOSS) PER SHARE

     Income (loss) per share is determined by dividing income (loss) by the weighted average number of common shares outstanding. Common stock equivalents represent shares issuable upon the assumed exercise of dilutive stock options and warrants. Common stock equivalents have been excluded from loss per share calculations as their inclusion would be antidilutive.

4.   SUBSEQUENT EVENT

     In September 1997 the Company issued twenty-three warrants for 1,050,000 shares with an exercise price of $6.25 per share together with 1,050,000 shares of common stock in a private placement. The warrants contain a call feature which allows the Company to call each warrant for $.25 if the Company's common stock trades above an average of $8.25 for 10 consecutive days. In April, the Company's common stock did trade above the threshold amount and on April 28, 1998 the Company notified the holders that the warrants were being called.

     The holders of the warrants have 20 days after this notification to either exercise the warrants or notify the Company of their intent to exercise, or the warrants can be called at $.25. The Company has agreed to allow the holders to defer the actual exercise of the warrant until 5 days after the underlying shares have been registered. Should all warrant holders convert their warrants into common stock, the Company would receive approximately $6,500,000 in exchange for an additional 1,050,000 shares of common stock.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in customer demand and requirements, new product announcements, interest rate fluctuations, changes in federal income tax laws and regulations, competition, industry specific factors and world wide economic and business conditions. For a more comprehensive list of uncertainties, see the section entitled "Certain Important Factors" in the Company's Report on Form 10-KSB for the year ended December 31, 1997. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

                                RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997:

Total revenue for the three months ended March 31, 1998 increased by $4,713,000 to $14,975,000 as compared to revenue of $10,262,000 for the three months ended March 31, 1997. The increase resulted primarily from the acquisition of several companies subsequent to the first quarter of 1997. Revenue at the Company's existing Southeastern and Western Regions also increased from the prior year by approximately $2,500,000. Offsetting these increases were the sales of the Company's Datatech subsidiary which decreased by almost $5,000,000 from the prior period due to the closing of all remaining Datatech operations by March 31, 1998.

The gross profit margin for the three months ended March 31, 1998 was 22.4% compared to 17.1% for the three months ended March 31, 1997. The increase in gross profit margin resulted from higher margins at the businesses acquired subsequent to the first quarter of 1997 as well as improved margins at existing operations.

Operating expenses increased by $1,238,000 to $3,446,000 compared to operating expenses of $2,208,000 for the three months ended March 31, 1997. The increase in operating expenses resulted primarily from the inclusion of the companies acquired in 1997, operating expenses at the Company's Network Operating Center as well as increased corporate costs reflecting the Company's continued growth activites. These increases were offset by reduced operating expenses related to the wind-down of Datatech.

Net interest expense of $98,000 in the current quarter was higher than the expense of $46,000 during the three months ended March 31, 1997. The increase is due to increased working capital requirements in 1998.

                            PRO FORMA FINANCIAL RESULTS

SELECTED PRO FORMA FINANCIAL DATA

The following selected unaudited pro forma financial data should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis." The unaudited pro forma financial data is derived from unaudited financial statements of the Company that are not included herein. The pro forma results are not necessarily indicative of future results.

The following discussions describe the Company's summary results as if the Four Corners Technology, Inc., Hi-Tech Connections, Inc., DataComm Associates, Inc., and Telecom Associates, Inc. acquisitions (which were consumated at various dates throughout 1997) had taken place as of the beginning of the three month period ended March 31, 1997.

PRO FORMA FINANCIAL DATA:


                                     THREE MONTHS ENDED
                               MARCH 31, 1998       MARCH 31, 1997
                               --------------       --------------
Revenue                          $14,975,000         $15,204,000
Net Loss                            (187,000)           (393,000)
Net Loss per share                   (.02)              (.04)


COMPARISON OF PRO FORMA FINANCIAL DATA FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Total pro forma revenue for the three months ended March 31, 1998 decreased by $229,000 to $14,975,000 compared to pro forma revenue of $15,204,000 for the three months ended March 31, 1997. The decrease is due primarily to the reduced 1998 Datatech revenue which dropped by almost $5,000,000 from 1997. Offsetting this increase was higher revenue in all of the remaining regions.

The gross profit margin as a percentage of revenue for the three months ended March 31, 1998 was 22.1% which was slightly higher than the 20.3% pro forma gross profit margin for the three months ended March 31, 1997. The increased margin resulted from the reduced proportion of Datatech sales which carried a lower margin than the remaining sales.

Pro forma operating expenses increased slightly by $16,000 to $3,446,000 compared to pro forma operating expenses of $3,430,000 for the three months ended March 31, 1997.

                           LIQUIDITY AND CAPITAL RESOURCES

The level of cash and cash equivalents decreased by $125,000 from $366,000 at December 31, 1997 to $241,000 on March 31, 1998. The Company's short-term borrowings under its bank line at State Street increased by $202,000 to $4,946,000 at March 31, 1998. The availability under the credit line is limited to the Company's borrowing base, which is a function of certain accounts receivable and inventories. At March 31, 1998, the borrowing base was approximately $7,100,000.

Cash used for operating activities was $241,000 for the first three months of 1998 reflecting the $187,000 net loss offset by approximately $169,000 of non-cash charges and a increase in other working capital items of $223,000. Accounts receivable increased by $581,000 reflecting higher sales in February and March. This increase was offset by a decrease in inventory of $495,000 as the Company continues to reduce its investment in inventories.

Cash provided by financing activities of $238,000 was primarily related to an increase in the bank line as well as minor stock issuances upon the exercise of stock options.

Subsequent to the end of the quarter the Company issued a notice calling in warrants for 1,050,000 shares of common stock. The Company expects that the warrant holders will convert their warrants which will result in net cash proceeds to the Company of approximately $6,500,000. These funds will be used to pay down the outstanding credit line, with the remainder being used for general corporate purposes. The Company anticipates that these funds, together with its existing line of credit arrangement, will be sufficient to fund both short-term and long-term working capital requirements.

                          PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

     None

Item 2.   CHANGES IN SECURITIES

     None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

     None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Item 5.   OTHER INFORMATION

     None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     27   Financial Data Schedule.

     (b)  Reports on Form 8-K

     None

                                     SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Eltrax Systems, Inc.




Date: May 12, 1998                      /s/ Nicholas J. Pyett
                                        ----------------------------------
                                            Nicholas J. Pyett
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)