Form 10-Q
period 1998-06-30
ELTRAX SYSTEMS INC
filed 1998-08-13
CIK 797448

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                        For the Quarter Ended June 30, 1998

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

Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of August 7, 1998: 12,573,438.

                       PART I-ITEM 1: FINANCIAL STATEMENTS


                              ELTRAX SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30,         DECEMBER 31,
                                                                                  1998              1997
                                                                              ------------       ------------
                                                                              (Unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                                   $  5,480,816       $    366,364
  Accounts receivable, net                                                       7,566,786          9,353,349
  Inventories, principally purchased components                                  3,766,297          4,298,794
  Other current assets                                                             833,584            602,062
                                                                              ------------       ------------

     Total current assets                                                       17,647,483         14,620,569


Furniture and equipment, net                                                       997,218            863,174
Goodwill, net                                                                    5,816,864          6,007,259
                                                                              ------------       ------------

     Total assets                                                             $ 24,461,565       $ 21,491,002
                                                                              ------------       ------------
                                                                              ------------       ------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Line of credit                                                              $  2,000,000       $  4,744,529
  Accounts payable                                                               5,336,618          6,010,516
  Accrued compensation                                                             532,775            575,383
  Accrued expenses                                                               1,110,870          1,196,222
  Unearned revenue                                                                 901,037            967,507
  Income taxes payable                                                             297,259            496,123
                                                                              ------------       ------------

     Total current liabilities                                                  10,178,559         13,990,280


Shareholders' equity
  Common stock, $.01 par value, 50,000,000 shares authorized;
     12,573,438 and 10,847,771 shares issued and outstanding                       125,735            108,478
  Additional paid-in capital                                                    32,155,492         24,741,499
  Accumulated deficit                                                          (17,998,221)       (17,349,255)
                                                                              ------------       ------------

     Total shareholders' equity                                                 14,283,006          7,500,722
                                                                              ------------       ------------

     Total liabilities and shareholders' equity                               $ 24,461,565       $ 21,491,002
                                                                              ------------       ------------
                                                                              ------------       ------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ELTRAX SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                               FOR THE THREE MONTHS ENDED JUNE 30,     FOR THE SIX MONTHS ENDED JUNE 30,
                                                     1998                1997                1998               1997
                                               -------------       -------------       -------------      -------------
Revenue                                        $  11,978,579       $  11,343,064       $  26,953,452      $  21,605,258

Cost of revenue                                    9,236,324           9,984,051          20,854,279         18,489,997
                                               -------------       -------------       -------------      -------------

Gross profit                                       2,742,255           1,359,013           6,099,173          3,115,261

Operating expenses:
  Selling, general and administrative              3,018,909           2,956,954           6,373,046          5,063,023
  Amortization of goodwill                            98,835             106,163             190,395            208,400
  Adjustment of Datatech goodwill                        -             2,458,000                 -            2,458,000
                                               -------------       -------------       -------------      -------------

  Total operating expenses                         3,117,744           5,521,117           6,563,441          7,729,423
                                               -------------       -------------       -------------      -------------

  Operating loss                                    (375,489)         (4,162,104)           (464,268)        (4,614,162)

Interest expense, net                                 86,231              67,760             184,698            113,503
                                               -------------       -------------       -------------      -------------

  Loss before income taxes                          (461,720)         (4,229,864)           (648,966)        (4,727,665)

Income tax expense                                       -             1,315,970                 -            1,315,970

                                               -------------       -------------       -------------      -------------

  Net loss                                     $    (461,720)      $  (5,545,834)      $    (648,966)     $  (6,043,635)
                                               -------------       -------------       -------------      -------------
                                               -------------       -------------       -------------      -------------





Net loss per common share
              - basic and diluted              $       (0.04)      $       (0.71)      $       (0.06)     $       (0.77)
                                               -------------       -------------       -------------      -------------
                                               -------------       -------------       -------------      -------------

Weighted average shares outstanding-basic         11,215,070           7,812,063          11,033,490          7,809,411
                                               -------------       -------------       -------------      -------------
                                               -------------       -------------       -------------      -------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ELTRAX SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                                          1998               1997
                                                                     ------------      --------------
OPERATING ACTIVITIES:
  Net loss                                                           $  (648,966)      $  (6,043,635)
  Adjustments to reconcile net loss to net cash provided by
   (used for) operating activities:
     Amortization                                                        190,395             208,400
     Depreciation                                                        159,800              33,992
     Warrants issued for services                                         18,000                 -
     Adjustment of Datatech goodwill                                         -             2,458,000
     Adjustment to deferred income taxes                                     -             1,315,970
     Changes in current operating items:
       Accounts receivable, net                                        1,786,563            (956,976)
       Inventories                                                       532,497            (500,985)
       Other current assets                                             (231,522)            (29,033)
       Accounts payable                                                 (673,898)          2,439,600
       Accrued compensation                                              (42,608)            328,843
       Accrued expenses                                                  (85,352)           (170,452)
       Other current liabilities                                        (265,334)           (298,242)
                                                                     ------------      --------------

     Net cash provided by (used for) operating activities:               739,575          (1,214,518)
                                                                     ------------      --------------

INVESTING ACTIVITIES:
  Cash paid in connection with acquisition of MST                            -            (2,028,214)
  Purchases of furniture and equipment, net                             (293,844)           (108,196)
                                                                     ------------      --------------

     Net cash used for investing activities:                            (293,844)         (2,136,410)
                                                                     ------------      --------------

FINANCING ACTIVITIES:
  Distributions to shareholders                                              -              (258,728)
  Proceeds from (payments on) credit line, net                        (2,744,529)          3,665,592
  Proceeds from issuances of common stock                              7,413,250              38,227
                                                                     ------------      --------------

     Net cash provided by financing activities:                        4,668,721           3,445,091
                                                                     ------------      --------------

     Increase in cash and cash equivalents                             5,114,452              94,163
                                                                     ------------      --------------

CASH AND CASH EQUIVALENTS:
Beginning of period                                                      366,364             694,901
                                                                     ------------      --------------

End of period                                                       $  5,480,816          $  789,064
                                                                     ------------      --------------
                                                                     ------------      --------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ELTRAX SYSTEMS, INC.

              NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1998

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

     In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position as of June 30, 1998 and the results of operations and cash flows for the periods ended June 30, 1998 and 1997. The condensed consolidated financial statements include the accounts of Eltrax Systems, Inc. ("Eltrax") and its subsidiaries, Nordata, Inc. and Four Corners Technology, Inc. Effective January 1, 1998 all other subsidiaries of the Company were merged into Eltrax Systems, Inc. Significant intercompany transactions have been eliminated.

     The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2.   LINE OF CREDIT

     The Company's line of credit agreement contains certain restrictive covenants, including, maintaining a current ratio of at least 1.1:1.0, maintaining an indebtedness ratio of no greater than 1.3:1.0, meeting certain targets for earnings after taxes, interest, depreciation, and amortization as well as certain reporting covenants. For the quarter ended June 30, 1998, the Company was not in compliance with the current ratio for April and May and the positive earnings covenant for each month in the quarter. At the Company's request, the bank has waived its rights related to these events of non-compliance through June 30, 1998. The Company has classified these borrowings as current as there is no assurance that they will continue to comply with these covenants for the remainder of 1998.

3.   NET INCOME (LOSS) PER SHARE

     Income (loss) per share is determined by dividing income (loss) by the weighted average number of common shares outstanding. Common stock equivalents represent shares issuable upon the assumed exercise of dilutive stock options and warrants. Common stock equivalents have been excluded from diluted loss per share calculations as their inclusion would be antidilutive.

4.   STOCK WARRANT EXERCISE

     In June 1998, the Company issued 1,716,667 shares upon the exercise of several previously issued stock warrants. The warrant exercises resulted in cash proceeds to the Company of $7,375,000. After the exercise of these warrants, 541,785 stock warrants remained outstanding, with exercise prices from $5.25 to $6.00 per share.

5.   LITIGATION

     The Company is involved in several legal proceedings arising from its normal business operations. In management's opinion the ultimate outcome of these proceedings will not have a material impact on the Company's financial position.

6.   INCOME TAXES

     During the second quarter of 1997, the Company increased the valuation allowance applied to its deferred tax assets by recording $1,315,970 in income tax expense.

7.   SUBSEQUENT EVENT

     On August 7, 1998 the Company announced that it had signed a letter of intent to acquire Encore Systems, Inc., Global Systems and Support, Inc. and Five Star Systems, Inc. in a cash and stock transaction valued at $12 million. The completion of this transaction is subject to due diligence and other conditions. The Company expects to close this acquisition on or before August 31, 1998.

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

                                RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997:

Total revenue for the three months ended June 30, 1998 increased by $636,000 to $11,979,000 as compared to revenue of $11,343,000 for the three months ended June 30, 1997. The increase resulted primarily from the acquisition of several companies subsequent to the second quarter of 1997 offset by a decrease in sales of the Company's former Datatech subsidiary of approximately $5,000,000 from the prior period due to the closing of all remaining Datatech operations by March 31, 1998. The Datatech operation was significantly curtailed in late 1997, and completely closed in early 1998.

The gross profit margin for the three months ended June 30, 1998 was 22.9% compared to 12.0% for the three months ended June 30, 1997. The increase in gross profit margin resulted from higher margins at the businesses acquired subsequent to the second quarter of 1997, and the decrease in Datatech sales which carried a low margin due to a number of nonrecurring charges in the second quarter of 1997.

Second quarter operating expenses decreased by $2,403,000 to $3,118,000 compared to operating expenses of $5,521,000 for the three months ended June 30, 1997. The decrease in operating expenses resulted primarily from the charge in 1997 for the adjustment to Datatech goodwill of $2,458,000. Increases in operating expenses from the inclusion of the companies acquired in 1997, as well as operating expenses at the Company's newly established Network Operating Center, were offset by reduced operating expenses related to Datatech.

Net interest expense of $86,000 in the current year was slightly higher than the expense of $68,000 during the three months ended June 30, 1997. Income tax expense decreased in 1998 due to the 1997 tax provision attributable to the adjustment made to deferred tax assets.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997:

Total revenue for the six months ended June 30, 1998 increased by $5,348,000 to $26,953,000 as compared to revenue of $21,605,000 for the six months ended June 30, 1997. The increase resulted primarily from the acquisition of several companies subsequent to the second quarter of 1997. Offsetting these increases were the sales related to the Company's Datatech subsidiary which decreased by approximately $10,000,000 from the prior period due to the closing of all remaining Datatech operations by March 31, 1998.

The gross profit margin for the six months ended June 30, 1998 was 22.6% compared to 14.4% for the six months ended June 30, 1997. The increase in gross profit margin resulted from higher margins at the businesses acquired subsequent to the second quarter of 1997, and the decrease in Datatech related sales which carried a much lower margin.

Operating expenses for the first six months decreased by $1,166,000 to $6,563,000 compared to operating expenses of $7,729,000 for the six months ended June 30, 1997. The decrease in operating expenses resulted from the significant charge in 1997 for Datatech goodwill of $2,458,000 offset by increases from the inclusion of the companies acquired in the second half of 1997 and operating expenses at the Company's Network Operating Center. These increases were offset by reduced operating expenses related to the wind-down of Datatech.

Net interest expense of $185,000 in the current year was higher than the expense of $114,000 during the six months ended June 30, 1997. The increase is due to increased working capital requirements in 1998. Income tax expense decreased in 1998 due to the 1997 tax provision attributable to the adjustment made to deferred tax assets.

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

The following discussions describe the Company's summary results as if the Four Corners Technology, Inc., Hi-Tech Connections, Inc., DataComm Associates, Inc., and Telecom Associates, Inc. acquisitions (which were consummated at various dates throughout 1997) had taken place as of the beginning of the six month period ended June 30, 1997.

PRO FORMA FINANCIAL DATA:

                                        THREE MONTHS ENDED

                               JUNE 30, 1998           JUNE 30, 1997
                               -------------           -------------
Revenue                         $11,979,000             $15,600,000
Net Loss                           (462,000)             (5,681,000)
Net Loss per share                     (.04)                   (.59)

COMPARISON OF PRO FORMA FINANCIAL DATA FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Revenue for the three months ended June 30, 1998 decreased by $3,621,000 to $11,979,000 compared to pro forma revenue of $15,600,000 for the three months ended June 30, 1997. The decrease is due primarily to the closing of Datatech which reduced revenue by approximately $5,000,000 from 1997 as well as the decision made to stop servicing certain distribution customers. Offsetting this increase was higher revenue in each of the remaining regions except the Southeast. Southeastern revenue was below the prior year primarily due to the elimination of certain distribution customers in March 1998.

The gross profit margin as a percentage of revenue for the three months ended June 30, 1998 was 22.9% which was higher than the 16.4% pro forma gross profit margin for the three months ended June 30, 1997. The increased margin resulted primarily from the reduced proportion of Datatech and distribution sales which carried a lower margin than the remaining sales as well as certain nonrecurring charges at Datatech.

Pro forma operating expenses decreased by $3,734,000 to $3,118,000 compared to pro forma operating expenses of $6,852,000 for the three months ended June 30, 1997. The decrease is attributable to the $2,458,000 Datatech goodwill adjustment in 1997 as well as Datatech operating expenses, which were reduced due to the closing of the operation.

                                          SIX MONTHS ENDED

                                   JUNE 30, 1998     JUNE 30, 1997
                                   -------------     -------------
Revenue                             $26,953,000       $30,804,000
Net Loss                               (649,000)       (6,073,000)
Net Loss per share                         (.06)             (.63)

COMPARISON OF PRO FORMA FINANCIAL DATA FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Total pro forma revenue for the six months ended June 30, 1998 decreased by $3,851,000 to $26,953,000 compared to pro forma revenue of $30,804,000 for the six months ended June 30, 1997. The decrease is due primarily to the closing of Datatech which dropped revenue by approximately $10,000,000 from 1997 as well as the decision made to stop servicing certain distribution customers. Offsetting this increase was higher revenue in each of the remaining regions.

The gross profit margin as a percentage of revenue for the six months ended June 30, 1998 was 22.6% which was higher than the 18.3% pro forma gross profit margin for the six months ended June 30, 1997. The increased margin resulted from the reduced proportion of Datatech and distribution sales which carried a lower margin.

Pro forma operating expenses decreased by $3,719,000 to $6,563,000 compared to pro forma operating expenses of $10,282,000 for the six months ended June 30, 1997. The largest components of the decrease were the adjustment to Datatech goodwill and the elimination of Datatech operating expenses.

                           LIQUIDITY AND CAPITAL RESOURCES

The level of cash and cash equivalents increased by $5,115,000 from $366,000 at December 31, 1997 to $5,481,000 on June 30, 1998. The Company's short-term borrowings under its bank line at State Street decreased by $2,745,000 to $2,000,000 at June 30, 1998. The increase in cash and cash equivalents of $5,115,000 together with the decrease in the credit line of $2,745,000 are directly attributable to the $7,375,000 received in June through the exercise of warrants. The availability under the credit line is limited to the Company's borrowing base, which is a function of certain accounts receivable and inventories. At June 30, 1998, the borrowing base was approximately $6,000,000.


Cash provided by operating activities was $740,000 for the first six months of 1998 reflecting the $649,000 net loss offset by approximately $368,000 of non-cash charges and a decrease in working capital items of $1,020,000. Accounts receivable decreased by $1,787,000 reflecting lower second quarter sales, which were in large part due to the elimination of certain distribution activities. In addition, a corresponding decrease in inventory of $532,000 occurred, resulting in lower accounts payable.

Cash provided by financing activities of $4,669,000 was primarily related to the proceeds from the warrant exercises and the exercise of stock options offset by a net reduction in the bank line of $2,745,000.

The acquisition referred to in Note 7 to the condensed consolidated financial statements, if completed, will require the Company to utilize available funds, draw down a portion of the line of credit and secure additional long term financing for the cash portion of the acquisition price. Upon completion of the additional financing, the Company anticipates that its line of credit arrangement will be sufficient to fund current working capital requirements.

                             YEAR 2000 ISSUES

The Company is proceeding with its selection of software to be used in the future for its internal operations and believes it will be installed and functional by mid 1999. The Company is also instituting a program to notify its customers of any year 2000 issues related to products sold by the Company. This program will offer assistance to customers in complying with year 2000 issues if they have purchased ongoing maintenance services from Eltrax.

PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         On February 13, 1998, the Company instituted a collection action against Orix Global Communication, Inc. ("Orix Global") in The United States District Court for Nevada. On April 7, 1998, the Company was served with a complaint filed by Orix Systems, Inc. ("Orix Systems"), a company related to Orix Global, alleging breach of contract and other claims. The Company has removed the Orix Global lawsuit to The United States District Court for Nevada and is seeking to consolidate both lawsuits in the same proceeding. The Company believes that the Orix Global claims are defensive to the Company's claim and are without merit, and the Company is vigorously contesting these claims.

         Richard Hjelte, a former employee of the Company's Datatech subsidiary, filed a lawsuit against the Company in The Superior Court of California, Orange County, alleging that Mr. Hjelte's employment was improperly terminated in 1997. Mr. Hjelte is claiming severance pay and other damages. The Company believes that Mr. Hjelte's suit is without merit and is vigorously contesting the claims.

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders held on May 19, 1998, holders of Eltrax Common Stock voted in favor of the following actions:

ELECTION OF                                AGAINST OR         ABSTENTIONS OR
 DIRECTORS                    FOR           WITHHELD         BROKER NON-VOTES
-----------                ---------       ----------        ----------------
William P. O'Reilly        9,358,116         15,145
Clunet R. Lewis            9,358,126         15,135
Mack V. Traynor, III       9,233,116        140,145
James C. Barnard           9,357,626         15,635
Patrick J. Dirk            9,358,126         15,135
Stephen E. Raville         9,358,126         15,135
Thomas F. Madison          9,358,126         15,135

ADOPTION OF THE 1998
STOCK INCENTIVE PLAN       6,418,156         57,530              2,897,575

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

                                   Eltrax Systems, Inc.




Date: August 13, 1998              /s/   Nicholas J. Pyett
                                   ------------------------------
                                         Nicholas J. Pyett
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)