Form 10-Q
period 1998-09-30
ELTRAX SYSTEMS INC
filed 1998-11-16
CIK 797448

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

             For the transition period from ________ to _________

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

Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of November 6, 1998: 13,039,938.

                       PART I-ITEM 1: FINANCIAL STATEMENTS

                              ELTRAX SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,        DECEMBER 31,
                                                                         1998                 1997
                                                                     --------------        ------------
                                                                      (Unaudited)
ASSETS:
Current assets:
      Cash and cash equivalents                                      $     536,574         $    366,364
      Accounts receivable, net                                           7,365,713            9,353,349
      Inventories, principally purchased components                      3,179,588            4,298,794
      Other current assets                                               1,288,122              602,062
                                                                     --------------        ------------
         Total current assets                                           12,369,997           14,620,569


Furniture and equipment, net                                             1,434,236              863,174
Intangibles, net                                                        17,124,966            6,007,259
                                                                     --------------        ------------

         Total assets                                                $  30,929,199         $ 21,491,002
                                                                     --------------        ------------
                                                                     --------------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Line of credit                                                 $   1,429,543          $ 4,744,529
      Accounts payable                                                   4,280,555            6,010,516
      Accrued compensation                                                 715,689              575,383
      Accrued expenses                                                   1,554,227            1,196,222
      Unearned revenue                                                   2,262,857              967,507
      Income taxes payable                                                 755,440              496,123
      Current portion of long-term debt                                  1,632,619                  -
                                                                     --------------   ------------------

         Total current liabilities                                      12,630,930           13,990,280

Long-term debt                                                           3,098,484                  -
                                                                     --------------        ------------

         Total liabilities                                              15,729,414           13,990,280

Shareholders' equity
      Common stock, $.01 par value, 50,000,000 shares authorized;
         13,039,938 and 10,847,771 shares issued and outstanding           130,400              108,478
      Additional paid-in capital                                        33,355,749           24,741,499
      Accumulated deficit                                              (18,286,364)         (17,349,255)
                                                                     --------------        ------------
         Total shareholders' equity                                     15,199,785            7,500,722
                                                                     --------------        ------------
           Total liabilities and shareholders' equity                $  30,929,199         $ 21,491,002
                                                                     --------------        ------------
                                                                     --------------        ------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ELTRAX SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30,   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                  1998                 1997                   1998               1997
                                           ------------------- --------------------   ------------------- ---------------------

Revenue                                        $10,955,012        $14,256,985            $37,908,464           $ 35,862,243

Cost of revenue                                  7,701,286         11,105,052             28,555,565             29,595,049
                                           ------------------- --------------------   ------------------- ---------------------

Gross profit                                     3,253,726          3,151,933              9,352,899              6,267,194

Operating expenses:

  Selling, general and administrative            3,246,029          3,362,884              9,619,075              8,425,907
  Research and development                          87,143                -                   87,143                    -
  Amortization of intangibles                      227,759             95,802                418,154                304,202
  Adjustment of Datatech goodwill                      -                  -                      -                2,458,000
                                           ------------------- --------------------   ------------------- ---------------------

  Total operating expenses                       3,560,931          3,458,686             10,124,372             11,188,109
                                           ------------------- --------------------   ------------------- ---------------------

  Operating loss                                  (307,205)          (306,753)              (771,473)            (4,920,915)

Interest income                                     33,469             17,593                 33,469                 63,347
Interest expense                                   (14,407)          (108,029)              (199,105)              (267,286)
                                           ------------------- --------------------   ------------------- ---------------------

  Loss before income taxes                        (288,143)          (397,189)              (937,109)            (5,124,854)

Income tax expense                                       -              1,036                     -               1,317,006

                                           ------------------- --------------------   ------------------- ---------------------

  Net loss                                     $  (288,143)       $  (398,225)           $  (937,109)          $ (6,441,860)
                                           ------------------- --------------------   ------------------- ---------------------
                                           ------------------- --------------------   ------------------- ---------------------




Net loss per common share

                     - basic and diluted       $     (0.02)       $     (0.05)           $     (0.08)          $     (0.81)
                                           --------------------- -------------------- ------------------- ---------------------
                                           --------------------- -------------------- ------------------- ---------------------

Weighted average shares outstanding-basic       12,725,851          8,303,394             11,603,810               7,975,881
                                           --------------------- -------------------- ------------------- ---------------------
                                           --------------------- -------------------- ------------------- ---------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ELTRAX SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         1998               1997
                                                                                 ------------------  -------------------
OPERATING ACTIVITIES:

     Net loss                                                                     $    (937,109)        $ (6,441,860)
     Adjustments to reconcile net loss to net cash provided by
        (used for) operating activities:
           Amortization                                                                 418,154              304,202
           Depreciation                                                                 265,397               79,865
           Warrants issued for services                                                  24,000                 -
           Adjustment of Datatech goodwill                                                  -              2,458,000
           Adjustment to deferred income taxes                                              -              1,315,970
           Changes in current operating items:
              Accounts receivable, net                                                2,965,181           (1,679,955)
              Inventories                                                               955,727             (415,262)
              Other current assets                                                     (371,792)              21,079
              Accounts payable                                                       (1,972,419)           2,509,531
              Accrued compensation                                                     (201,738)             (28,310)
              Accrued expenses                                                         (111,880)             (80,312)
              Other current liabilities                                                (372,341)            (177,335)
                                                                                 ------------------  -------------------

           Net cash provided by (used for) operating activities:                      661,180             (2,134,387)
                                                                                 ------------------  -------------------

INVESTING ACTIVITIES:

     Cash paid in connection with acquisition of Encore, net of cash acquired        (8,266,021)                -
     Cash received in acquisition of Four Corners and Hi-Tech                               -                312,929
     Cash paid in connection with acquisition of MST                                        -             (2,028,214)
     Purchases of furniture and equipment, net                                         (316,907)            (229,903)
                                                                                 ------------------  -------------------

           Net cash used for investing activities:                                   (8,582,928)          (1,945,188)
                                                                                 ------------------  -------------------

FINANCING ACTIVITIES:
     Distributions to shareholders                                                          -               (258,727)
     Payments on long-term debt                                                         (15,119)                -
     Proceeds from term loan                                                          4,000,000                 -
     Payments on credit line, net                                                    (3,314,986)            (109,967)
     Net proceeds from issuances of common stock                                      7,422,063            4,353,355
                                                                                 ------------------  -------------------

        Net cash provided by financing activities:                                    8,091,958            3,984,661
                                                                                 ------------------  -------------------

        Increase (decrease) in cash and cash equivalents                                170,210              (94,914)
                                                                                 ------------------  -------------------

CASH AND CASH EQUIVALENTS:
Beginning of period                                                                     366,364              694,901
                                                                                 ------------------  -------------------

End of period                                                                     $     536,574         $    599,987
                                                                                 ------------------  -------------------
                                                                                 ------------------  -------------------

NON CASH INVESTING AND FINANCING ACTIVITIES:
     Common stock consideration for acquisitions-
           Encore Group- issuance of 465,000 shares                               $   1,190,109
           Four Corners- issuance of 400,000 shares                                                     $ 1,885,000
           Hi-Tech- issuance of 919,999 shares                                                            3,091,965
     Long-term debt assumed in the Encore Group acquisition                             746,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ELTRAX SYSTEMS, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998

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

         In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position as of September 30, 1998 and the results of operations and cash flows for the periods ended September 30, 1998 and 1997. The condensed consolidated financial statements include the accounts of Eltrax Systems, Inc. and its subsidiaries, Nordata, Inc., Four Corners Technology, Inc., Encore Systems, Inc. ("Encore"), Global Systems and Support, Inc. ("GSSI"), and Five Star Systems, Inc. ("Five Star"). Effective January 1, 1998 all other existing subsidiaries of the Company were merged into Eltrax Systems, Inc. Significant intercompany transactions have been eliminated.

         The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2.       FINANCING

         In September 1998, the Company renegotiated its lending agreements with State Street Bank and Trust ("State Street"). The revised credit agreement, which expires in September 2001, consists of a $4,000,000 term loan and a $6,000,000 revolving line of credit. Borrowings under the line of credit must be supported by eligible accounts receivable and inventory. At September 30, 1998, approximately $1,430,000 was outstanding under the line and the eligible collateral was approximately $4,700,000. The interest rate on the revolving line of credit is prime plus 1.0%.

         The term loan is payable in 36 equal monthly principal installments of $111,111 plus interest at prime plus 1.5%.

         The revised credit agreement contains certain restrictive covenants. Certain of these covenants change over the term of the agreement, but currently include maintaining a liquidity ratio of at least 1.0:1.0, maintaining an indebtedness ratio to net worth of no greater than 1.1:1.0, and meeting certain targets for earnings before taxes, interest, depreciation, and amortization. The agreement also contains covenants regarding reporting requirements and restricts certain activities.

3.       NET INCOME (LOSS) PER SHARE

         Income (loss) per share is determined by dividing income (loss) by the weighted average number of common shares outstanding. Common stock equivalents represent shares issuable upon the assumed exercise of dilutive stock options and warrants. Common stock equivalents have been excluded from diluted loss per share calculations, as their inclusion would be antidilutive.

4.       ACQUISITION

         Effective September 1, 1998 the Company acquired Encore, GSSI and Five Star (collectively the "Encore Group") in a cash and stock transaction. The Encore Group provides software and services primarily to the hospitality industry. The Company paid the shareholders of the Encore Group cash of $8,500,000 as well as 465,000 shares of Eltrax Common Stock. Goodwill and other intangibles, including purchased software, resulting from the transaction were approximately $11,329,000. These costs have been amortized over an initial average life of 8 years for the month of September. The Company is in the process of evaluating the cost and appropriate lives of the various intangibles acquired and will make any necessary adjustments in the fourth quarter of 1998.

         Pro forma financial information as though the Encore Group acquisitions had been effective as of the beginning of each period, is as follows:

                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                               1998                 1997
                               ----                 ----

          Revenue           $45,657,000         $43,825,000
          Net Loss           (2,187,000)         (6,254,000)
          Loss per share           (.18)               (.74)

5.       STOCK WARRANT EXERCISE

         In June 1998, the Company issued 1,716,667 shares upon the exercise of several previously issued stock warrants. The warrant exercises resulted in cash proceeds to the Company of $7,375,000. After the exercise of these warrants, 541,785 stock warrants remained outstanding, with exercise prices from $5.25 to $6.00 per share.

6.       LITIGATION

         The Company is involved in several legal proceedings arising from its normal business operations. In management's opinion, the ultimate outcome of these proceedings will not have a material impact on the Company's financial position.

7.       INCOME TAXES

         During the second quarter of 1997, the Company increased the valuation allowance applied to its deferred tax assets by recording $1,315,970 in income tax expense. The increased reserve resulted in a full valuation allowance on all deferred assets.

8.       RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which is effective with annual financial statements issued for periods beginning after December 31, 1997, requires financial and descriptive information about an entity's operating segments to be included in the financial statements. This statement, when implemented in the 1998 Form 10-K annual report, will require the Company to report segment information for both the network services and hospitality segments.

9.       SUBSEQUENT EVENT

         On November 11, 1998 the Company announced the execution of a final merger agreement with Sulcus Hospitality Technologies, Corp. ("Sulcus"). Sulcus is a global provider of technology solutions to the hospitality and restaurant industries. The closing of the sale is contingent upon approval by the shareholders of Sulcus and the Company. The Company will acquire Sulcus by exchanging 0.55 shares of Eltrax common stock for each share of Sulcus common stock. Sulcus currently has approximately 18,475,000 shares outstanding on a fully diluted basis. Eltrax expects to account for this transaction using the pooling-of-interests method.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believe" "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in customer demand and requirements, new product announcements, interest rate fluctuations, changes in federal income tax laws and regulations, competition, industry specific factors and world wide economic and business conditions. For a more comprehensive list of uncertainties, see the section entitled "Certain Important Factors" in the Company's Report on Form 10-KSB for the year ended December 31, 1997. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

                                    INTRODUCTION

Eltrax is a national network service provider for local and wide area networks. The Company has grown through a number of network services acquisitions in 1997 and 1996. During the third quarter of 1998 the Company acquired Encore, GSSI and Five Star, which are engaged in providing installation and support services as well as software to the hospitality industry. The results of the Encore Group were included in the consolidated financial statements for one month of the third quarter.

The acquisition of the Encore Group has resulted in the commencement of research and development activities at the Company as the Company is investing in enhancements and improvements to its Medallion windows based hotel management system.

During 1997 and 1998 the Company has focused on increasing its mix of value added services and has discontinued the majority of its sales to distribution customers. In addition, during early 1998, the Company's Datatech operation was closed after a significant drop in revenue at Datatech beginning in the third quarter of 1997. These actions have resulted in lower reported sales, but increased gross profit margins.

                            SUMMARY RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997:

Total revenue for the three months ended September 30, 1998 decreased by $3,302,000 to $10,955,000 as compared to revenue of $14,257,000 for the three months ended September 30, 1997. The decrease resulted primarily from reductions in sales of the Company's former Datatech operation of approximately $2,600,000 and reduced sales in the Southeastern and

Southwestern regions. The reduction in sales in the Southeastern region was in part attributable to the decision made to discontinue servicing certain lower margin distribution customers. Sales from entities acquired subsequent to September 30, 1997 were included in 1998, which resulted in additional sales of over $2,000,000 in 1998 as compared to the prior year.

The gross profit margin for the three months ended September 30, 1998 was 29.7% compared to 22.1% for the three months ended September 30, 1997. The increase in the gross profit margin resulted from both higher margins at the businesses acquired subsequent to the third quarter of 1997, and the decrease in Datatech and distribution sales, which carried a lower margin. The gross margin was also positively impacted in September by the Encore Group margin in excess of 50% due to work on a short-term installation project. The Company margins have increased as the Company has focused on providing integrated systems and network services.

Third quarter operating expenses increased slightly by $102,000 to $3,561,000 compared to operating expenses of $3,459,000 for the three months ended September 30, 1997 and the distribution activities. Increases in operating expenses of approximately $779,000 resulted from the inclusion of the companies acquired in late 1997 and 1998, as well as operating expenses at
the Company's Network Operating Center.   These increases were offset by
reduced operating expenses related to Datatech and the distribution activities. Amortization expense increased due to amortization of intangibles arising from the Encore Group acquisition in 1998.

Net interest income of $20,000 in the current quarter compared to net interest expense of $90,000 during the three months ended September 30, 1997 was due to the cash balances on hand prior to the Encore Group acquisition.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997:

Total revenue for the nine months ended September 30, 1998 increased by $2,046,000 to $37,908,000 as compared to revenue of $35,862,000 for the nine months ended September 30, 1997. The increase resulted primarily from the acquisition of several companies subsequent to the second quarter of 1997. Offsetting these increases were the sales related to the Company's Datatech subsidiary, which decreased by approximately $12,500,000 from the prior period due to the closing of all remaining Datatech operations by March 31, 1998. In addition, the discontinuance of service to certain distribution customers in 1998 has reduced sales compared to the prior period.

The gross profit margin for the nine months ended September 30, 1998 was 24.7% compared to 17.5% for the nine months ended September 30, 1997. The increase in the gross profit margin resulted from higher margins at the businesses acquired subsequent to the second quarter of 1997, the Company's focus on higher margin services, and the decrease in Datatech and distribution related sales which carried a much lower margin.

Operating expenses for the first nine months decreased by $1,064,000 to $10,124,000 compared to operating expenses of $11,188,000 for the nine months ended September 30, 1997. The decrease in operating expenses resulted from the significant charge in 1997 for Datatech goodwill of $2,458,000 offset by increases from the inclusion of the companies acquired in the second half of 1997 and 1998 and operating expenses at the Network Operating Center. These increases were somewhat offset by reduced operating expenses related to the wind-down of Datatech.

Net interest expense of $166,000 in the current year was lower than the expense of $204,000 during the nine months ended September 30, 1997. The decrease is due to reduced third quarter net interest expense, which was attributable to the cash on hand at the beginning of the quarter. Income tax expense decreased in 1998, as no adjustment was needed to the valuation reserve on deferred tax assets as was recorded in 1997.

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

The following discussions describe the Company's summary results as if the Encore Systems, Inc., Global Systems and Support, Inc., Five Star Systems, Inc., Four Corners Technology, Inc., Hi-Tech Connections, Inc., DataComm Associates, Inc., and Telecom Associates, Inc. acquisitions (which were consummated at various dates throughout 1997 and 1998) had taken place as of the beginning of the nine month period ended September 30, 1997.

PRO FORMA FINANCIAL DATA:


                               THREE MONTHS ENDED SEPTEMBER 30,
                                   1998             1997
                                   ----             ----
     Revenue                  $12,932,000       $18,872,000
     Net Loss                  (1,320,000)         (360,000)
     Net Loss per share              (.10)             (.04)



COMPARISON OF PRO FORMA FINANCIAL DATA FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Pro forma revenue for the three months ended September 30, 1998 decreased by $5,940,000 to $12,932,000 compared to pro forma revenue of $18,872,000 for the three months ended September 30, 1997. The decrease is in part due to the closing of Datatech, which reduced revenue by approximately $2,600,000 from 1997. In addition, the decision made to stop servicing certain distribution customers resulted in reduced sales in the Southeast. Offsetting this decrease was higher revenue in each of the remaining regions except the Southwest.

The loss for the three months ended September 30, 1998 was greater than the prior year due to the reduction in sales and the resulting gross margin as well as lower income at the Encore Group in July and August, which resulted in a reduction of earnings of $274,000.



                        NINE MONTHS ENDED SEPTEMBER 30,
                               1998             1997
                               ----             ----
     Revenue               $45,657,000      $54,851,000
     Net Loss               (2,187,000)      (6,748,000)
     Net Loss per share           (.18)            (.68)


COMPARISON OF PRO FORMA FINANCIAL DATA FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Total pro forma revenue for the nine months ended September 30, 1998 decreased by $9,194,000 to $45,657,000 compared to pro forma revenue of $54,851,000 for the nine months ended September 30, 1997. The decrease is due primarily to the closing of Datatech which reduced revenue by approximately $12,500,000 from 1997 as well as the decision made to stop servicing certain distribution customers. Offsetting this increase was higher revenue in certain of the remaining regions.

The loss for the nine months ended September 30, 1998 decreased by $4,561,000 from the prior year. The major reasons for the decrease were the $2,458,000 charge related to Datatech goodwill together with the increased valuation reserve related to deferred tax assets of $1,316,000.

                           LIQUIDITY AND CAPITAL RESOURCES

The level of cash and cash equivalents increased slightly from $366,000 at December 31, 1997 to $537,000 on September 30, 1998. In addition, the Company's short-term borrowings under its bank line at State Street decreased by $3,315,000 to $1,430,000 at September 30, 1998. The availability under the credit line is limited to the Company's borrowing base, which is a function of certain accounts receivable and inventories. At September 30, 1998, the borrowing base was approximately $4,700,000.

Cash provided by operating activities was $661,000 for the first nine months of 1998 reflecting the $937,000 net loss offset by approximately $708,000 of non-cash charges and a decrease in working capital items of $890,000. Accounts receivable decreased by $2,965,000 reflecting lower third quarter sales, which were in part due to the elimination of certain distribution activities.

Cash utilized in investing activities of $8,583,000 was primarily attributable to the $8,500,000 cash portion of the Encore Group acquisition, which was offset by cash on the Encore Group balance sheet at the acquisition date.

Cash provided by financing activities of $8,092,000 came primarily from two sources. During the second quarter of 1998, the Company received net proceeds of $7,375,000 from a warrant exercise program. These funds were utilized in the second quarter to reduce the Company's credit line. The excess cash after paying off the credit line was used to fund the cash component of the Encore Group acquisition price. The Company also borrowed $4,000,000 utilizing a new term facility during the third quarter. These loan proceeds were used to fund the remaining cash portion of the Encore Group acquisition.

With the completion of the revised financing agreement in the third quarter, the Company anticipates that its line of credit arrangement will be sufficient to fund short-term working capital requirements.

                                  YEAR 2000 UPDATE

The year 2000 ("Y2K") issue relates to the ability of computer systems and other equipment to process accurately certain data before, during, or after the year 2000. The Company is in the process of evaluating the impact of the Y2K issues in several areas.

The first area is the impact of the Y2K issue on internal business processing systems. Due to the growth of the Company through a number of acquisitions, the Company currently uses a number of different business processing systems. Certain of these systems are not Y2K compliant. To address the inefficiencies caused by multiple different systems and the Y2K issue, the Company determined in early 1998 to replace all existing systems with new uniform Y2K compliant systems that are expected to improve operating efficiency. The Company is currently evaluating responses from several software companies to a request for proposal sent out by the Company, and anticipates making a final selection prior to the end of the year. Once a software vendor is selected, implementation is expected to occur in the first and second quarters of 1999. The cost of this system including software, hardware, and implementation costs, is expected to be in the range of $400,000 to $750,000, depending on the vendor selected. To date no material costs have been incurred.

The second area of concern is with network systems sold and/or installed by the Company. The Company has instituted a program to review the systems of all customers who currently purchase ongoing maintenance services from the Company. This program will provide assistance to customers in reviewing their networks for Y2K issues. Customers not utilizing support services will be notified of their need to review their networks for Y2K risks. This process is approximately 50% complete and expected to be completed by the end of 1998. The cost of this project has not resulted in any material incremental cost to the Company.

The third area of potential impact is with the Company's software products, which are sold by the Encore Group. The Company has already developed Y2K versions of current software and is in the process of upgrading customers systems to be Y2K compliant. This process should be completed in early 1999. The cost of developing Y2K compliant systems was included in the cost of software acquired with the purchase of the Encore Group and any future costs are expected to be minor.

The Company is also beginning the process of evaluating all phases of its business operations for Y2K issues other than the three areas above. This review is expected to be completed by mid 1999. In conjunction with this review, the Company will develop a contingency plan for any possible deficiencies that are discovered.

Any contingency plans and the costs that the Company incurs in connection with the Y2K issues will be influenced by its ability to successfully identify Y2K issues, the effort required to address the issues, and the ability of third parties (customers, vendors, landlords etc.) with whom the Company has business relationships, to successfully address their own Y2K concerns. These and other unforeseen factors including the failure to correct a material Y2K problem, could result in an interruption in, or a failure of, certain business activities or operations and have a material adverse effect on our results of operations or financial condition.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company has previously reported a lawsuit filed against the Company by Richard Hjelte, a former employee. In October 1998, the judge in that case granted the Company's motion for summary judgement. The time period for filing an appeal of that ruling has not expired.

Item 2.  CHANGES IN SECURITIES

         During the quarter 465,000 shares of common stock were issued in connection with the Encore acquisition described in Note 4. The common stock was issued to two individuals and was exempt from registration as a "private offering" pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         On November 11, 1998 the Company announced the execution of a final merger agreement with Sulcus Hospitality Technologies, Corp. as discussed in Note 9. The transaction is described in the press release attached to this filing as Exhibit 99.1.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K



         (a) Exhibits
         2.1      Acquisition Agreement, dated as of August 31, 1998, among         Incorporated by reference to Exhibit 2.1,
                  Eltrax Systems, Inc., Encore Acquiring Corp., Encore              contained in the Company's Current Report on
                  Systems, Inc., Global Systems and Support, Inc., Five Star        Form 8-K dated September 10, 1998.
                  Systems, Inc., Penelope Sellers, and Joseph T. Dyer


         10.1     Employment and Non-Competition Agreement, dated as of             Incorporated by reference to Exhbit 10.1,
                  August 31, 1998 between Eltrax Systems, Inc. and Penelope         contained in the  Company's Current Report on
                  Sellers                                                           Form 8-K dated September 10, 1998.


         10.2     Credit Agreement, dated as of September 11, 1998, between         Incorporated by reference to Exhbit 10.2,
                  Eltrax Systems, Inc., Nordata, Inc., Four Corners Technology,     contained in the  Company's Current Report on
                  Inc., Encore Systems, Inc., Global Systems and Support,           Form 8-K dated September 10, 1998.
                  Inc., Five Star Systems, Inc. and State Street Bank and
                  Trust  Company


         27       Financial Data Schedule.

         99.1     Press Release

         (b)      Reports on Form 8-K

         The Company filed a Form 8-K dated September 10, 1998 describing the acquisition of the Encore Group and the revision of its credit facilities. An amendment to the 8-K is expected to be filed on or prior to November 24, 1998, containing audited financial statements of the Encore Group and certain pro forma information.

                                                    SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Eltrax Systems, Inc.

Date: November 16, 1998              /s/ Nicholas J. Pyett
                                     ----------------------------------------
                                         Nicholas J. Pyett
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)