Form 10-K405
period 1998-12-31
ELTRAX SYSTEMS INC
filed 1999-03-29
CIK 797448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              / X / ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1998

             / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

                         Commission File Number 0-22190

                              ELTRAX SYSTEMS, INC.
                  (Name of issuer as specified in its charter)

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

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / / .

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of MARCH 18, 1999, 13,039,938 shares of Common Stock of the registrant were outstanding, and the aggregate market value of the Common Stock of the registrant as of that date (based upon the last reported sale price of the Common Stock reported on that date by the NASDAQ Small Cap Market), excluding outstanding shares beneficially owned by directors and officers, was $44,744,409.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held May 25, 1999 (the "1999 Proxy Statement").

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

(a)      GENERAL DEVELOPMENT OF BUSINESS

         INTRODUCTION

         Eltrax Systems, Inc. (the "Company" or "Eltrax") is an international provider of information technology services supporting internet and private network E-commerce applications. Eltrax designs and installs networking systems for corporate and government customers. The Company also provides monitoring, management, and maintenance services to support enterprise networks. Eltrax has acquired several independent companies which now comprise Eltrax's national network of regional operations. In addition, the Company's Encore subsidiary provides software and related technology services to the hospitality industry.

         The Company headquarters is located at 2000 Town Center, Suite 690, Southfield, MI 48075 and its telephone number is (248) 358-1699. The Company maintains a worldwide web address at www.eltrax.com.

         HISTORY

         The Company completed its initial public offering on December 8, 1992. At that time, the Company was engaged in two businesses: 1) the distribution of high density magnetic stripe plastic cards to store information used in patient admissions to health care facilities (the "Health Card Business"); and
2) a digital image archiving business, specializing in digitizing and archiving X-ray film and other medical information images (the "Imaging Business"). During the fiscal years ended March 31, 1994 and 1995, the Company incurred aggregate net losses of approximately $2.3 million, due primarily to expenditures on infrastructure, sales and marketing, and research and development, which far exceeded the Company's revenues.

         During the fiscal year ended March 31, 1996, several significant changes took place at the Company; the Company received additional equity through a private placement of stock and warrants in June 1995; the Company installed a new management team in August 1995 to formulate a plan and strategy to enter the data communications business; and the Company sold the Imaging Business assets and business. During the nine month transition period ended December 31, 1996, several additional significant changes took place at the Company; the Company acquired its first two data communication companies; the Company sold the Health Card Business assets, thereby discontinuing all of its pre-1996 business operations; and the Company changed its fiscal year-end to a calendar year. During 1997, the Company made five additional acquisitions expanding the Company's geographic coverage and adding new service offerings in the data communications business. In 1998 the Company acquired Encore Systems, Inc. Global Systems and Support, Inc. and Five Star Systems, Inc. (collectively the "Encore Group") The Encore Group provides software and technology services to the hospitality industry.

         During 1997, the Company began focusing its efforts on its end user network systems business, as well as the Company's entry into the network monitoring and management business. As a consequence, the Company decided to consolidate certain offices and to close other offices which specialized in the lower margin distribution of products to reseller customers. This decision was being implemented during the first quarter of 1998 and is reflected in the write-down of certain intangible assets in 1997 and significantly reduced 1998 sales from those activities.

         During late 1997, the Company began construction of its Network Operating Center ("Center"), located in Reading, Pennsylvania. The Center became operational in early 1998 and provides nationwide remote monitoring and management services for enterprise wide networks.

         MERGER WITH SULCUS HOSPITALITY TECHNOLOGIES CORP.

         In November 1998 the Company announced it had reached an agreement to merge with Sulcus Hospitality Technologies Corp. ("Sulcus"). The shareholders of both companies approved the merger in March 1999 and the merger became effective on March 25, 1999. Sulcus provides a range of software products, Squirrel point-of-sale systems, energy management systems and related services, primarily to the hospitality and restaurant markets. Sulcus distributes its products and services throughout the world utilizing a network of distributors and company owned and operated locations. During 1999 the Company will integrate its existing Encore business and the Lodgistix division of Sulcus which operates in a similar market. Subsequent to the merger, the Company expects to operate four segments, Network Services, Hospitality, Squirrel (point-of-sale systems) and International.

(b)      NARRATIVE DESCRIPTION OF BUSINESS

         INDUSTRY OVERVIEW

         Businesses have an increasing need to utilize E-commerce and exchange information in a variety of increasingly complex fashions. To facilitate the exchange of information, businesses are using methods such as remote access, Intranets, the Internet, e-mail, video conferencing and standard voice applications. The amount of data required to facilitate E-commerce and complete these information exchanges has increased traffic and placed significant demand on corporate networks. Furthermore, the technology employed on corporate networks has become increasingly complex as large multi-vendor heterogeneous networks have proliferated. The options available to businesses seeking to build and manage networks to facilitate these information exchanges include many rapidly developing, highly sophisticated, new technologies such as switches, routers, hubs, inverse multiplexers, ATM, frame relay and VLANS. Amid this complex, rapidly changing technological environment, companies are increasingly focused on their core competencies and relying to a greater degree on network professionals to help them manage their information exchange requirements. In addition, key software companies are looking for applications that can improve efficiencies together with services that assist in the design, installation and maintenance of such systems.

         STRATEGY

         The Company's objective is to become the premier provider of information technology services supporting internet and intranet E-Commerce applications. To achieve its objective, the Company is pursuing the following strategies:

         EXPAND SERVICE OFFERINGS. The Company has continued to expand its service offerings, and anticipates services to comprise a growing portion of revenues. Increasing the proportion of service revenue such as design, consulting, network monitoring, maintenance and software is expected to result in improved operating margins. During 1998 and 1999, the Company acquired the Encore Group and Sulcus which offers help desk and technology implementation services.

         STRATEGIC ACQUISITIONS. The Company intends to continue to pursue acquisitions to expand within its existing markets, enter new markets, increase the Company's range of services and to add technical expertise to the Company.

         BUILD AND STRENGTHEN EXISTING CLIENT RELATIONSHIPS. The Company currently sells its services to a large customer base nationwide. The Company believes that by delivering dependable, high-quality network services, it will strengthen its relationship with this existing customer base, thus leading to increased repeat business.

         DEVELOP NICHE BUSINESS UNIT FOCUSING ON TECHNOLOGY AND SERVICES. Within the network management arena, there are selected niche markets where the Company can bring together specific applications and network management services to provide a total technology solution to a customer. The acquisition of the Encore Group in 1998 was such an entry into the Hospitality industry with a specialized software product. The Company anticipates entering other such niche markets in the future.

         PRODUCTS AND SERVICES

         During 1998 Eltrax focused on developing services to provide customers with a total systems solution for their networking needs. The relative contribution to revenue of services provided by the Company has increased significantly as additional capabilities and technical service personnel have been acquired or hired.

         The Company designs, installs, manages, maintains and monitors communication networks. Equipment central to these operations includes modems, routers, channel service units, digital service units, switches, hubs and multiplexers used in communications networks. This type of equipment is used by customers who need to (i) build and operate networks for remote access computing; (ii) link local area networks together to form wide area networks; (iii) provide secure and efficient access to the internet; (iv) operate as an internet service provider; and (v) build and operate corporate intranets. Currently, Eltrax purchases equipment directly from a number of manufacturers including Adtran, Cisco, Micom, Motorola and 3Com.

         The Company's Hospitality Division generates the majority of its revenues from services related to its proprietary hotel property management systems software. The Division also provides installation and help desk services related to other companies' products. In mid 1998 the Division began rolling out its new Medallion windows based property management product.

         SALES AND MARKETING

         Eltrax sales activities are directed by the Vice President of Sales and Marketing and local management. The sales personnel are located in approximately 15 states and generally concentrate their efforts in close proximity to their home locations. No single customer accounted for ten percent or more of Eltrax's gross revenue during the last three fiscal periods.

         The Company uses a variety of sales and marketing techniques including hosting technical seminars, attending trade shows, publishing newsletters and direct mailings. Significant amounts of these marketing efforts are reimbursed by data networking equipment manufacturers through co-op funding programs. Additionally, the Company relies upon referrals from these manufacturers and from telecommunication carriers for sales leads.

         COMPETITION

         Eltrax focuses on the products of leading edge manufacturers to sell and distribute. Eltrax is not limited to any single technology, manufacturer or product line. The volume of purchasing that Eltrax has been able to achieve from these leading edge manufacturers has allowed it to achieve favorable price discounts from its essential manufacturer suppliers.

         Competition for these products and services is intense. As technology evolves, the historic products that Eltrax sells require a lower level of technical expertise to sell and support. This leads manufacturers to sell their products through large distributors who sell based upon price and availability. The challenge for Eltrax is to continue to maintain a high degree of technical expertise to provide its customers with leading edge technology coupled with a customer total solutions as opposed to solely providing hardware.

         The competition for customers is intense, with many options available to customers. Eltrax competes by building client relationships whereby the customer relies upon Eltrax to be its key supplier of technology services and products.

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

         RESEARCH AND DEVELOPMENT

         Until the acquisition of the Encore Group in 1998, the Company did not perform significant research and development activities. Research and development expenditures in 1998 represent the costs incurred in connection with the continuing development and refinement of the Company's Medallion property management software product. Accordingly, no such expenditures were made during the year ended December 31, 1997. For the nine-month transition period ended December 31, 1996, research and development costs which related to the discontinued businesses have been included in discontinued operations.

         EMPLOYEES

         As of December 31, 1998, the Company employed approximately 300 persons on a full-time basis. The Company's employees are not covered by any collective bargaining agreements and management believes its employee relationships are good. The Company's ability to successfully offer commercially marketable products and to establish a market position in view of continuing technological developments will depend in part upon its ability to attract and retain qualified technical personnel. Competition for such personnel is intense.

ITEM 2.  DESCRIPTION OF PROPERTY

         FACILITIES

         The Company's corporate headquarters is approximately 2,200 square feet and located in Southfield, Michigan. The lease on this space currently provides for monthly rent of approximately $4,000 per month, including base rent and a pro rata share of operating expenses and real estate taxes. This lease terminates on May 31, 2001.

         The Company's Southeast Region is located in Raleigh, North Carolina. The facility is approximately 14,000 square feet, of which approximately 4,000 square feet is used for offices, 3,000 square feet for technical operations and 7,000 square feet for warehouse space. The lease on this space currently provides for rent of approximately $7,500 per month including base rent and a share of operating expenses, and terminates in 2001. The lessors of this space include two shareholders of the Company that have non-controlling interests in the lease. The Region also has additional sales offices located throughout the Southeastern United States.

         The Company's Mid Atlantic Region's main facility is located in Reading, Pennsylvania. The facility is approximately 20,000 square feet, with 8,000 square feet used for offices, 10,000 for technical and warehouse space and 2,000 for the Company's Network Operating Center. The lease on this space currently provides for base rent of approximately $6,000 per month, and terminates in 2000 unless renewed. The Region also maintains sales offices in New Jersey and Virginia.

         The Company's Midwest Region's main facility is located in North Olmsted, Ohio. The facility is approximately 5,600 square feet, with 4,400 square feet used for offices, 600 for technical space and 600 for warehouse. The two leases covering this space currently provide for base rent of approximately $7,000 per month. The lessor of this space is a company owned by a shareholder of the Company. These leases terminate in 2002 and 2006 unless renewed. The Region also maintains several additional sales offices in Ohio, Indiana and Michigan.

         The Company's Southwest Region's main facility is located in Scottsdale, Arizona. The facility is approximately 7,200 square feet, with 5,000 square feet used for offices, 1,200 for technical space and 1,000 for warehouse space. The lease on this space currently provides for base rent of approximately $5,000 per month and terminates in 1999, but is expected to be renewed. The Region also maintains several sales offices in the Southwestern United States.

         The Company's Western Region's facility is located in Agoura Hills, California, and consists of 2,250 square feet. Approximately 750 square feet of this space is used for offices, 500 square feet for technical operations, and 1,000 square feet for warehouse space. The lease on this space currently provides for base rent of approximately $1,500 per month, and terminates in 1999.

         The Company's Encore Group is located in Atlanta, Georgia and consists of approximately 17,000 square feet. Approximately 5,000 square feet is used for the Company's help desk operations and 12,000 square feet are used for general office space. The lease on this space currently provides for base rent of approximately $28,000 per month, and terminates in April, 2000. The Group also maintains an office in Phoenix, Arizona for its software development activities and a sales office in Florida.

         The headquarters of Sulcus is located in Greensburg, Pennsylvania and consists of approximately 10,000 square feet. The leases on various portions of this space expire through September, 2001 and the monthly lease costs are approximately $15,000.

         The Lodgistix, Inc. subsidiary of Sulcus leases approximately 18,000 square feet in Witchita, Kansas. This facility houses the Lodgistix service and support functions. This lease expires in November, 2001 and provides for monthly lease costs of approximately $21,000.

         The Squirrel Systems of Canada, Inc. subsidiary of Sulcus leases 21,000 square feet in Vancouver, British Columbia, Canada for its general administrative, sales and marketing, research and development and assembly operations. The lease expires in October, 2005 and provides for a monthly lease cost of $9,000.

         Sulcus also leases numerous sales and service offices throughout North America and in several foreign countries.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party of or which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1998.

ITEM 4a. EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company, their ages and the offices held, as of March 1, 1999, are as follows:

         Name                                Age     Position
         -----------------------            -----    ---------------------------
         William P. O'Reilly                  53     Chief Executive Officer of the Company

         Edward C. Barrett                    50     Executive Vice President and Chief Operating Officer

         Terri S. Allen                       44     Vice President-Sales and Marketing

         Clunet R. Lewis                      52     Secretary and General Counsel

         Nicholas J. Pyett                    39     Chief Financial Officer and Treasurer


         Information regarding the business experience of the executive officers is set forth below.

         WILLIAM P. O'REILLY has been Chief Executive Officer of the Company since January 1997, Chairman of the Board of Directors since August 1995 and a director of the Company since July 1995. For the past 15 years, Mr. O'Reilly has been a private investor and entrepreneur who has managed several different successful business ventures. In 1989, Mr. O'Reilly formed a group of investors to acquire Military Communications Center, Inc., where he served as Chairman of the Board and Chief Executive Officer from 1989 to 1994. In 1986, Mr. O'Reilly founded Digital Signal, Inc., a provider of fiber optic capacity to long distance carriers in the telecommunications industry, where he served as Chief Executive Officer from 1986 to 1989. In 1981, Mr. O'Reilly founded Lexitel Corporation, a long distance carrier (which was subsequently acquired by ALC Communications, Inc.), where he served as Chairman of the Board and Chief Executive Officer from 1980 to 1984. Mr. O'Reilly is also currently a director of Pointe Communications, Inc., a builder and operator of international communication networks which provides voice, video and data services, and several private companies.

         EDWARD C. BARRETT joined the Company in August 1997 with the acquisition of Hi-Tech Connections, Inc. where he served as President for over thirteen years. In October, 1997, Mr. Barrett assumed the responsibilities of Chief Operating Officer and was elected an Executive Vice President in February 1998. Since November 1998, Mr. Barrett has served as a director of First Leesport Bancorp.

         TERRI S. ALLEN joined the Company in July 1998 as the Company's Vice President of Sales and Marketing. Ms. Allen came from Xerox Corporation where she was employed for approximately 20 years in a variety of positions including Vice President-Graphic Arts Marketing, Vice President/General Manager-Xerox of the Carolinas and National Operations Manager-Contracting Services.

         CLUNET R. LEWIS has served as a director of the Company since August 1995. From April 1997 he has served as General Counsel and Secretary of the Company. From September 1996 to March 1997, Mr. Lewis served as Acting Chief Financial Officer of the Company. Mr. Lewis was a member of the law firm of Jaffe, Raitt, Heuer & Weiss, P.C. for 20 years, ending in 1993. From 1989 to 1994, Mr. Lewis acted as Secretary, General Counsel and director of Military Communications Center, Inc. Since 1993, Mr. Lewis has also served on the Board of Directors and the audit committee of Sun Communities, Inc., a New York Stock Exchange real estate investment trust.

         NICHOLAS J. PYETT joined the Company in April 1997 as Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Pyett had over 10 years experience in private industry, most recently as the Chief Financial Officer of Arcadia Services, Inc., a national healthcare service company. Mr. Pyett also has extensive public accounting experience with Arthur Andersen & Company.

         On March 24, 1999 the Company entered into an employment agreement with Don C. Hallacy under which Mr. Hallacy will become the President and Chief Executive Officer of the Company in April, 1999. Mr. Hallacy is currently Vice President, Next Generation Systems at Sprint Corporation where he has been employed since 1992.

                                     PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded in the national over-the-counter market on the NASDAQ Small Cap Market under the symbol "ELTX". The following table sets forth the quarterly high and low bid prices for the Company's Common Stock for the years ended December 31, 1998 and 1997 as well as the nine-month transition period ended December 31, 1996 as reported by the NASDAQ SmallCap Market. The prices set forth below do not include adjustments for retail mark-ups, markdowns or commissions and represent inter-dealer and do not necessarily represent actual transactions.

                                                                            HIGH     LOW
                                                                            ----     ---
YEAR ENDED DECEMBER 31, 1998:
                  First Quarter ..................................     $    7.25  $   4.88
                  Second Quarter .................................         10.38      5.72
                  Third Quarter ..................................          8.38      3.75
                  Fourth Quarter .................................          8.00      3.88

YEAR ENDED DECEMBER 31, 1997:
                  First Quarter ..................................     $    7.38  $   4.75
                  Second Quarter .................................          7.50      5.50
                  Third Quarter ..................................          8.50      5.00
                  Fourth Quarter .................................          7.13      3.88

NINE-MONTH TRANSITION PERIOD ENDED
DECEMBER 31, 1996:
                  First Quarter ..................................     $    8.13  $   3.00
                  Second Quarter .................................          7.25      4.75
                  Third Quarter ..................................          6.25      5.00

         As of December 31, 1998, there were approximately 200 shareholders of record. The Company estimates that an additional 2,800 shareholders own stock held for their accounts at brokerage firms and financial institutions. The Company has never paid cash dividends on any of its securities. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future.

         The following chart sets forth the information regarding all securities issued by the Company during the year ended December 31, 1998, which were not registered under the Securities Act:

                            DATE OF                                               EXEMPTION      CONVERSION/EXERCISE
  SECURITIES ISSUED        ISSUANCE        PURCHASER         CONSIDERATION          CLAIMED             PRICE
------------------------ -------------- ----------------- --------------------- ---------------- ---------------------
    418,500 shares          9/10/98       Penelope A.       Common Stock of       4(2) of the            N/A
     Common Stock                           Sellers         Encore Group (1)    Securities Act


     46,500 shares          9/10/98      Joseph T. Dyer     Common Stock of       4(2) of the            N/A
     Common Stock                                           Encore Group (1)    Securities Act


(1) For a description of the transaction, see the Company's Current Report on Form 8-K dated September 10, 1998

ITEM 6.  SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis". The statement of operations data and the balance sheet data have been derived from the consolidated financial statements of the Company. The historical results are not necessarily indicative of future results. All amounts in thousands except per share data.

                                                                            Nine Month
                                                                            Transition
                                                                           Period Ended
                                                 Years Ended December 31,  December 31,  Years Ended March 31, (Unaudited)
                                                 ------------------------                --------------------- -----------
                                                  1998          1997(d)       1996        1996 (b)             1995 (c)
                                                 --------      --------      --------      --------             --------
STATEMENT OF OPERATIONS DATA (a):
Revenue                                         $ 50,663      $ 49,934      $ 29,731      $ 17,869             $ 13,376
Income (loss) from Continuing Operations          (2,522)      (11,332)         (859)           10                  325
Income (loss) from Continuing Operations
  per Common Share - basic                          (.21)        (1.34)         (.11)         --                    .07

BALANCE SHEET DATA:
Total Assets                                      29,739        21,491        16,646         6,480                5,033
Long-term Obligations                              2,665          --            --            --                   --


(a) Includes the operations of the following companies acquired by Eltrax from their respective dates of acquisition: Nordata, Inc. and Rudata, Inc. (together, "Datatech") (May 17, 1996), Four Corners Technology, Inc. (July 1, 1997), Hi-Tech Connections, Inc. (August 1, 1997), DataComm Associates, Inc. and Midwest Telecom Associates, Inc. (October 31,
       1997) and the Encore Group, (September 1, 1998). The results of
       Atlantic Network Systems, Inc. ("ANS") and EJG Techline Incorporated ("Techline") have been included for all periods presented. These two companies merged with Eltrax on October 31, 1996 and May 17, 1997, respectively, in transactions accounted for as pooling-of-interests.
       On January 31, 1997, the Company acquired certain assets of the MST Distribution Business ("MST") from MRK Technologies, LTD.

(b) The selected financial data for the year ended March 31, 1996 is derived from the Eltrax financial statements for the year ended March 31, 1996, restated to include the results of Techline.

(c) The selected financial data for the fiscal years ended March 31, 1995 is derived from the unaudited annual financial statements of ANS and Techline, as well as certain Eltrax historical data. The March 31, 1995 data represents information for the year ended December 31, 1994 for ANS and Techline. In 1996, all other units of Eltrax, which were operating at March 31, 1995, were discontinued. The Eltrax data included above for 1995 represents management's estimate of the income, expenses and assets from those years that were unrelated to the subsequently discontinued operations.

(d) The 1997 loss from operations includes $5,714 in goodwill impairments and $1,316 in income taxes resulting from the recognition of a full valuation allowance on deferred tax assets.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         Certain statements in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, and in the Company's written and oral statements made by or with the approval of an authorized executive officer, constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in customer demand and requirements, new product announcements, interest rate fluctuations, changes in federal income tax laws and regulations, competition, industry specific factors and world wide economic and business conditions. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

CHANGE IN FISCAL YEAR END AND INFORMATION PRESENTED

         In October 1996, the Company changed its fiscal year-end from March 31 to December 31, which resulted in a nine-month transition period ended December 31, 1996. The decision to change the fiscal year-end was made for more convenience in both internal and external communications. To facilitate comparative analysis, the Company has elected to present the results of operations for the years ended December 31, 1998, 1997 and December 31, 1996 along with the results of operations for the nine-month transition period ended December 31, 1996.

         The following information excludes the operations of the Company's Health Card Business, which has reflected as a discontinued operation in the accompanying financial statements.

RESULTS OF OPERATIONS

         Selected Historical Financial data of Eltrax is set forth below (in thousands).

STATEMENT OF OPERATIONS DATA:

                                                                                      Nine Month
                                                                                     Transition
                                                   Years Ended December 31,        Period December 31,
                                            --------------------------------------------------------
                                             1998          1997           1996         1996
                                            --------      --------      --------      --------
                                                                       (Unaudited)
Revenue                                     $ 50,663      $ 49,934      $ 34,649      $ 29,731
Cost of Revenue                               37,745        41,329        28,636        24,710
                                            --------      --------      --------      --------
Gross Profit                                  12,918         8,605         6,013         5,021
Operating Expenses                            15,131        18,377         6,787         5,875
                                            --------      --------      --------      --------
Operating Loss                                (2,213)       (9,772)         (774)         (854)
Interest Income (Expense)                       (309)         (244)           14            (5)
                                            --------      --------      --------      --------

Pretax Loss from Continuing Operations        (2,522)      (10,016)         (760)         (859)
Income Taxes                                    --           1,316          --            --
                                            --------      --------      --------      --------
Loss from Continuing Operations             $ (2,522)     $(11,332)     $   (760)     $   (859)
                                            --------      --------      --------      --------
                                            --------      --------      --------      --------

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

         Total revenue for the year ended December 31, 1998 increased slightly to $50.7 million compared to total revenue of $49.9 million for the year ended December 31, 1997. This increase is due to the inclusion of the acquisitions made by the Company in both 1998 and 1997. Sales from the Encore Group, acquired in September, 1998 totaled approximately $4.7 million, and the full year sales from the 1997 acquisitions increased revenue by $15.6 million. These increases were offset by reduced sales at Datatech and to certain distribution customers, which decreased by approximately $19.0 million in 1998 as compared to 1997.

         The gross margin percentage increased significantly to 25.5 percent in the year ended December 31, 1998 from 17.2 percent in the year ended December 31, 1997. This increase is due to higher margins at the businesses acquired during 1998 and 1997 which include a higher proportion of service revenue. In addition, sales in 1997 from the Company's Datatech subsidiary and distribution operations generally carried lower margins. The Company's Encore Group margin was approximately 45% in 1998. In the fourth quarter of 1998, the Company recorded a $.4 million provision for inventory reserves on remaining distribution related products, reducing the 1998 gross profit by
 .8%.

         Operating expenses decreased 17.7 percent to $15.1 million, or 29.9 percent of revenue in the year ended December 31, 1998, as compared to $18.4 million or 36.8 percent of revenue, in the year ended December 31, 1997. This decrease is due primarily to the significant goodwill adjustments totaling $5.7 million recorded in 1997 to reflect the closing of the remainder of the Company's reseller business. Operating expenses increased by $2.5 million after taking the $5.7 million charge into account. Approximately $5.4 million of operating expense increases were due to the full year effect of acquisitions in 1997 and the Encore acquisition in 1998. In addition, in the fourth quarter of 1998 the Company recorded approximately $.4 million in severance, recruiting and related costs. These increases were offset by expense reductions at Datatech and expenses related to certain distribution customers.

         Interest expense increased slightly in 1998 due primarily to the borrowings related to the Company's acquisition of the Encore Group.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED)

         Results for the year ended December 31, 1997 were significantly affected by the results of the Company's Datatech subsidiary. As the subsidiary's operations deteriorated in the first quarter and its losses increased in the second quarter, the Company undertook an evaluation of the operation's management and performance. As a result, the Datatech management team was removed; sales functions were consolidated; inventory was moved and consolidated with inventory at the Southeastern Region in Raleigh, North Carolina and the back office functions at Datatech were also consolidated at the Southeastern Region. Accordingly, the year ended December 31, 1997, reflects significant expenses related to this situation and includes related charges due to high levels of customer returns, increased bad debt expenses, provisions to reduce inventory to market value and severance costs. In addition, the evaluation resulted in the adjustment of $4.4 million of Datatech goodwill, and the recording of a valuation allowance against deferred income taxes of $1.3 million.

         Total revenue for the year ended December 31, 1997 increased by 44 percent or $15.3 million to $49.9 million when compared to total revenue of $34.6 million for the year ended December 31, 1996. This increase is due to the inclusion of the acquisitions made by the Company in both 1996 and 1997. The four companies purchased in 1997 contributed approximately $10.4 million of the increase, and sales resulting from the purchase of MST were approximately $6.2 million. Sales at the Southeast Region were also up slightly over the prior year. These increases were offset by reduced sales at Datatech, which decreased by approximately $2.0 million in 1997 compared to 1996, in spite of the 1996 sales including only the seven months since the date of acquisition.

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

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 AND NINE-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 1996

         Total revenue for the year ended December 31, 1997 increased by 68.0 percent to $49.9 million when compared to total revenue of $29.7 million for the nine-month transition period ended December 31, 1996. This increase is due to the inclusion of the acquisitions made in 1997 and 1996 as well as the full year effect in 1997.

         The gross margin percentage increased slightly to 17.2 percent in the year ended December 31, 1997 from 16.9 percent in the nine months ended December 31, 1996 due to higher margins at the businesses acquired in 1997.

         Operating expenses increased significantly to $18.4 million in the year ended December 31, 1997, compared to $5.9 million in the nine months ended December 31, 1996. This increase is primarily due to the factors relating to goodwill adjustments, acquisitions, and Datatech related items discussed above, as well as the full year effect in 1997 compared to the nine-month period ending December 31, 1996.

         Income tax expense in 1997 reflected the $1.3 million valuation allowance recorded in the second quarter of 1997.

PRO FORMA FINANCIAL RESULTS

         SELECTED PRO FORMA FINANCIAL DATA

         The following selected unaudited pro forma financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and other sections of "Management's Discussion and Analysis." The unaudited pro forma consolidated statement of operations data is derived from unaudited consolidated financial statements of the Company that are not included herein. The pro forma results are not necessarily indicative of future results.

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS DATA (UNAUDITED):

                               YEARS ENDED DECEMBER 31,
                              --------------------------
                                 1998          1997
                                ------        ------

Revenue                        $ 58,411      $ 71,468
Cost of Revenue                  42,390        54,166
                               --------      --------
Gross Profit                     16,021        17,302
Operating Expenses               19,301        26,960
                               --------      --------
Operating Loss                   (3,280)       (9,658)
Interest  Expense, net             (869)       (1,032)
                               --------      --------
Pretax Loss from
   Continuing Operations         (4,149)      (10,690)
Income Taxes                        (77)       (1,325)
                               --------      --------
Net Loss from
   Continuing Operations       $ (4,226)     $(12,015)
                               --------      --------
                               --------      --------




COMPARISON OF PRO FORMA YEARS ENDED DECEMBER 31, 1998 AND 1997.

         The following discussion describes the Company results, as if the 1998 and 1997 acquisitions had taken place as of the beginning of the year ended December 31, 1997.

         The pro forma revenue for the year ended December 31, 1998 decreased by $13.1 million when compared to the pro forma revenue for the year ended December 31, 1997. This decrease is primarily due to the decreased revenue related to Datatech and the reduction in distribution related sales of $13.0 million. These decreases were offset by increased revenue at each of the operations acquired in 1998 and 1997.

         The pro forma gross margin percentage increased to approximately 27.4 percent in the year ended December 31, 1998 from 24.2 percent in the year ended December 31, 1997. This increase is also primarily attributed to the 1997 sales at Datatech, and the reduced distribution sales. These sales carried significantly lower margins.

         The pro forma operating expenses of the Company decreased to $19.3 million in the year ended December 31, 1998, compared to $27.0 million in the year ended December 31, 1997. This decrease is due to several factors, including the $5.7 million goodwill adjustments made to reflect the closing of the remainder of the Company's reseller business as well as costs incurred during 1997 at Datatech related to customer returns and bad debts.

LIQUIDITY AND CAPITAL RESOURCES

         The level of cash and cash equivalents decreased by $355,000 from $366,000 at December 31, 1997 to $11,000 at December 31, 1998. The lower cash balances reflect improved cash management procedures resulting in the consolidation of accounts and lower balances. The Company's short-term borrowings under its bank line decreased by $2.7 million to $2.0 million at December 31, 1998.

         Cash provided by operations in 1998 of $.3 million reflected the $2.5 million net loss offset by approximately $1.6 million of non-cash charges and a reduction in inventories and accounts receivable of $4.6 million. Inventories have continued to decrease as the Company implements its plan to reduce inventory levels and purchase items on an as-needed basis as compared to maintaining inventory. Accounts receivable decreased during 1998 primarily due to the reduction in sales to certain distribution customers. Accounts payable decreased by $2.9 million reflecting the lower inventory levels.

         Cash used for investing activities of $8.9 million reflects primarily the acquisition of the Encore Group in September 1998 for a net cash outlay of $8.3 million. Fixed asset purchases of $.6 million were slightly above the $.5 million level in 1997.

         Cash provided by financing activities of $8.3 million resulted from the two major transactions. In June 1998 the Company raised approximately $7.4 million by calling the warrants issued in the 1997 private equity offering of 1,050,000 common shares. In September 1998, in connection with the purchase of the Encore Group, the Company received $4.0 million in term loan financing from its bank.

         The Company renegotiated its credit facility in September 1998 resulting in availability under the credit line of $6.0 million as well as the $4.0 million term loan. The revised agreement also modified certain covenants, and extended the agreement to September 2001. The availability under the credit line is limited to the Company's borrowing base, which is a function of certain accounts receivable and inventory. At December 1998, the borrowing base was approximately $5.2 million while borrowings were $2.0 million. The Company was not in compliance with certain covenants at the end of 1998 and in early 1999. The bank has waived this noncompliance.

         Subsequent to the merger with Sulcus in 1999, the Company anticipates reducing its credit line and renegotiating its banking agreements to include certain Sulcus assets in its borrowing base (see Notes 9 and 13). The Company expects that the revised credit facility and cash on hand after the merger will be sufficient to meet its short-term financing needs and expects to meet covenant requirements. The Company expects to meet certain long-term liquidity requirements such as acquisitions through the issuance of equity or debt securities. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet long-term capital requirements.

YEAR 2000 ISSUES

          As a result of certain computer programs being written using two digits rather than four to determine the applicable year, any computer systems that have date sensitive software may recognize a date using a "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). This causes programs that perform arithmetic operations, comparisons or date sorts to possibly generate erroneous results when the program is required to process dates from both centuries. This could result in a system failure, incorrect data or other business disruptions. Eltrax shareholders should take into account the following risk factors related to the Year 2000 Issue.

         INTERNAL BUSINESS PROCESSING SYSTEMS. The first area of concern is the impact of the Year 2000 Issue on internal business processing systems. Due to Eltrax's growth, through a number of acquisitions, Eltrax currently uses a number of different business processing systems. Certain of these systems may not be Year 2000 capable. To address the inefficiencies caused by multiple different systems and the Year 2000 Issue, Eltrax determined in early 1998 to replace all existing systems with new uniform Year 2000 capable systems that are expected to improve operating efficiency. The final software selection was made in late 1998. The implementation is expected to occur throughout 1999. The cost of this system, including software, hardware, and implementation costs, is expected to be in the range of $500,000 to $700,000. At December 31, 1998, costs of approximately $350,000 had been incurred.

         CUSTOMERS' NETWORK SYSTEMS. The second area of concern is with network systems sold and/or installed by Eltrax. Eltrax has instituted a program to review the systems of all customers who currently purchase ongoing maintenance services from Eltrax. This program will provide assistance to customers in reviewing their networks for Year 2000 issues. Customers not utilizing support services will be notified of their need to review their networks for Year 2000 risks. This process was substantially complete at the end of 1998. This project has not resulted in any material incremental cost to Eltrax.

         SOFTWARE PRODUCTS. The third area of concern involves the Eltrax software products, which are primarily the applications of Encore Systems, Inc., a recently-acquired subsidiary of Eltrax. Encore had substantially completed development of Year 2000 versions of its software at the time Eltrax acquired Encore, and Encore is in the process of upgrading customers' systems to be Year 2000 compliant. This process should be completed in early 1999, and any future costs are expected to be minor.

         SUPPLIERS. The final area of concern is whether the products and services procured by Eltrax from its major suppliers will function properly or be available without interruption in the year 2000. Eltrax intends to request assurances from its major suppliers that they are addressing the Year 2000 Issue in a timely fashion. There can be no assurance that all of the Eltrax suppliers of products and services will successfully address the Year 2000 Issue. It will be impossible to fully assess the potential consequences if service interruptions occur from suppliers or in infrastructure areas such as utilities, communications, transportation, banking and government. As a result, Eltrax also intends to develop a contingency plan by mid-1999 to minimize the impact of such external events.

          While Eltrax's efforts to address these Year 2000 risks will involve additional costs and the time and effort of a number of employees, Eltrax believes, based on currently available information, that it will be able to properly manage its total Year 2000 exposure. However, Eltrax may not be successful in this effort, which may have a material adverse effect on Eltrax's business, financial condition or results of operations.

IMPORTANT FACTORS TO CONSIDER

         The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects.

ABILITY TO EFFICIENTLY INTEGRATE AND OPERATE SULCUS

          The merger between Eltrax and Sulcus became effective March 25, 1999. Because the merger of Eltrax and Sulcus is the largest business combination that either company has ever done, the Eltrax management team will face new and challenging issues associated with combining and integrating the business operations of the companies, especially the international operations of Sulcus. Eltrax expects to incur significant expenses in its integration efforts. The failure to successfully combine and integrate the operations of both companies will have a material adverse effect on the combined company's future results of operations and financial condition.

ELTRAX'S ABILITY TO EFFICIENTLY INTEGRATE AND OPERATE RECENT ACQUISITIONS

         During the last two years, in addition to Sulcus, Eltrax has merged with or acquired seven companies, including Encore Systems, Inc., Global Systems and Support, Inc. and Five Star Systems, Inc. in September 1998. The rapid growth associated with these acquisitions and the difficulties associated with the integration of these businesses into Eltrax has placed, and will continue to place, a significant strain on Eltrax's systems and controls and its management. The management of Eltrax has expended, and expects to continue to expend, significant time and effort in integrating the operations of its acquisitions and in expanding the Eltrax systems and controls to its acquisitions. The failure of Eltrax management to accomplish these tasks could have a material adverse effect on Eltrax's results of operations and financial condition.

FUTURE ELTRAX ACQUISITIONS

         Eltrax has an announced strategy to continue to pursue acquisitions of complementary businesses. Future acquisitions by Eltrax may present any of the following risks:

         (1) Future acquisitions may present increased difficulties in integrating the operations of new businesses into Eltrax;
         (2) Eltrax may be unable to retain key employees of the future acquisitions;
         (3) Future acquisitions may not perform at their historical or expected levels;
         (4)      Eltrax may incur additional debt in future acquisitions;
         (5) Future acquisitions may result in increased amortization expenses;
         (6) Eltrax's current systems, procedures and controls may not be adequate to support the company's operations as they are combined with future acquisitions;

         (7) The addition of new acquisitions will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate new senior level managers and executives; and
         (8) Future acquisitions will dilute the stock ownership of current shareholders and may have a dilutive effect on earnings.

HISTORY OF LOSSES AND UNCERTAINTY OF FUTURE PROFITABILITY

         Eltrax has a history of net losses, including a net loss of $2,522,349 in 1998 and $11,332,343 in 1997. Sulcus also has a history of net losses, including a net loss of approximately $4,306,000 in 1998 and $2,010,000 in 1997. Eltrax may continue to generate net losses in the future.

COMPETITION FROM LARGER COMPETITORS

         Competition in Eltrax's business is intense and is expected to increase. In some cases, competitors of Eltrax larger than Eltrax, have longer operating histories, have more financial, technical, research, marketing, sales, distribution and other resources, and have greater name recognition and larger customer bases than Eltrax. In some cases, these disparities put Eltrax at a competitive disadvantage. This competitive disadvantage could result in reduced profit margins or loss of market share.

UNCERTAINTIES REGARDING INTELLECTUAL PROPERTY RIGHTS

          The success of Eltrax depends in part upon the protection of the proprietary nature of its application software and hardware products. Eltrax relies on a combination of copyright and trade secret protection, non-disclosure agreements and license agreements to establish, protect and enforce its intellectual property rights. Eltrax shareholders should take into account two risk factors related to intellectual property rights.

         (1) Despite efforts to safeguard and maintain its proprietary rights, Eltrax may not be successful in doing so, or its competitors may independently develop technologies that are substantially similar or superior to Eltrax technologies.
         (2) The laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Although Eltrax will implement protective measures and intend to defend its proprietary rights vigorously, these efforts may not be successful.

DEPENDENCE ON SENIOR MANAGEMENT AND KEY EMPLOYEES

         The success of the combined company will be effected by the performance of its executive officers and other key personnel. Eltrax shareholders should take into account two risk factors related to executive officers and other key personnel.

         (1) The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the company as Eltrax greatly depends on the services of a few key employees and does not have the management depth of some larger companies.
         (2) Eltrax's future success will also depend in part upon its ability to attract and retain highly skilled and qualified technical, managerial and marketing personnel. Competition for such personnel in the information technology services industry is intense. The inability to hire or retain qualified personnel could have a material adverse effect on the Company.

RISKS ASSOCIATED WITH NEW PRODUCTS AND SERVICES

          Many of the Eltrax products and services are based on new or improved technologies that have not previously been available. The success of Eltrax depends, in large part, upon the markets' acceptance of the new technologies of Eltrax.

The following list contains examples of new technologies that Eltrax or Sulcus has recently introduced to market:

         (1) Eltrax recently introduced NetWatch ONLINE, its remote network monitoring and management services, on a nationwide basis.
         (2) Encore Systems, Inc. (an Eltrax subsidiary) recently introduced its next generation, Microsoft(R)
                  Windows NT(R) based, Medallion property
                  management software products for the hospitality industry.
         (3)      Sulcus recently introduced its next generation
                  Microsoft(R) Windows NT(R) based version of its Squirrel product line, which is a restaurant point-of-sale management system.
         (4) Sulcus recently introduced its Legacy data warehousing and data mining products and services. The Legacy products and services are used to collect data from hotels about their guests and generate a variety of information useful in hotel management and marketing efforts.

          Eltrax will have to overcome the difficulties inherent in the introduction of new or improved technologies to the market. Market acceptance of these new products and services will depend in large part on the ability of Eltrax to demonstrate to customers the technical capabilities and the value of these new technologies. These new technologies may not be accepted in the market in preference to competing products and services presently available or newer products and services that may be developed in the future. Lack of market acceptance of Eltrax's products and services would adversely affect the Company's performance.

DEPENDENCE ON HOSPITALITY AND TOURISM INDUSTRY

         The success of Eltrax is dependent upon demand for its products and services in the hospitality and tourism industry. Consequently, any decline in capital spending by the hospitality and tourism industry, in general, or by key customers of Eltrax in those industries, may have a material adverse effect on Eltrax's business, operating results and financial condition.

EFFECT OF GENERAL ECONOMIC CONDITIONS

         Demand for Eltrax products and services depends, in large part, on the overall demand for communications and networking products and for applications solutions, which may be affected by general economic conditions that affect capital spending levels. These general economic conditions including interest rate fluctuations, economic recessions and customer business cycles. Eltrax may experience a decline in demand for its products and services due to general economic conditions.

SULCUS' INTERNATIONAL SALES AND THE RISKS ASSOCIATED WITH INTERNATIONAL BUSINESS

          Sales from Sulcus' international operations represented approximately 39% of Sulcus' total sales for the year ended December 31, 1998 and approximately 42% of total sales for the year ended December 31, 1997. The largest portion of these international sales are generated in the Pacific Rim Region, which represented approximately 19% of Sulcus' total sales for the year ended December 31, 1998 and approximately 22% of Sulcus' total sales for the year ended December 31, 1997. Eltrax shareholders should take into account the following risk factors related to sales in international markets.

         (1)      There could be unexpected changes in regulatory requirements.
         (2) New tariffs or other barriers to certain international markets may develop.
         (3) There are inherent difficulties in staffing and managing foreign operations.
         (4) There are often longer payment cycles and greater difficulty in accounts receivable collection from sales in certain international markets.
         (5) Unstable political environments could affect general business conditions in certain international markets.

         (6) There may be potentially adverse tax consequences in certain international markets.
         (7) There could be gains and losses on foreign currency conversion to U.S. dollars.

ELTRAX'S NEED FOR ADDITIONAL CAPITAL TO MAKE ACQUISITIONS

          Eltrax has developed a strategy of growth through additional acquisitions and it is anticipated that the combined company will continue to pursue acquisitions. While Eltrax believes it will continue to pay the purchase price for a majority of its acquisitions with capital stock, Eltrax anticipates that additional capital may be required to make certain acquisitions. However, the additional capital may not be available to the Company to make those acquisitions.

LACK OF DIVIDENDS

         Eltrax has not paid dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The company intends to retain any earnings to finance the development of its business and, consequently, may never pay cash dividends.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

         The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company has also not entered into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates and interest rates. The Company may enter into such transactions in the future.

INTEREST RATE RISKS

         The Company's debt at December 31, 1998 primarily carries interest rates which vary with the prime rate. Accordingly, any increases in the banks' prime rate will reduce the Company's earnings. A 1% increase in the prime rate on the Company's $5,691,000 of bank debt at December 31, 1998 would result in an annual expense increase of approximately $57,000.

         Subsequent to the merger with Sulcus, the Company expects to pay down all short-term debt and operate with positive cash balances. Any short-term investment income derived in the future will also be sensitive to such changes in interest rates.

FOREIGN CURRENCY RISKS

         Historically the Company has had no foreign currency denominated assets or liabilities. The merger with Sulcus in 1999 will result in exposures to changes in foreign currency exchange rates. At December 31, 1998 Sulcus had foreign currency denominated assets and liabilities of approximately
$10,500,000 and $8,100,000 respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ARE FILED UNDER ITEM 14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

THE INFORMATION REQUIRED BY ITEMS 10, 11, 12 AND 13 WILL BE INCLUDED IN THE COMPANY'S PROXY STATEMENT FOR ITS 1999 ANNUAL MEETING OF SHAREHOLDERS AND IS INCORPORATED BY REFERENCE.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are filed herewith as part of this Form
10-K:

                  (1) A list of the financial statements required to be filed as a part of this Form 10-K is shown in the "Index to Consolidated Financial Statements and Financial Statement Schedule" on page F-1.

                  (2) A list of the financial statement schedules required to be filed as a part of this Form 10-K is shown in the "Index to Consolidated Financial Statements and Financial Statement Schedule" on page F-1.

                  (3) A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K is shown on the "Exhibit Index" filed herewith.

         (b) REPORTS ON FORM 8-K

         None.

                           SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf on March 29, 1999 by the undersigned, thereunto duly authorized.

                              ELTRAX SYSTEMS, INC.

                              By: /s/  William P. O'Reilly
                                  ---------------------------------------------
                                  William P. O'Reilly
                                  Chief Executive Officer, Chairman of the Board and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                        Title                                                Date
----                                        -----                                                ----


/S/ William P. O'Reilly                   Chief Executive Officer, Chairman of the             March 29, 1999
-----------------------------             Board and Director
William P. O'Reilly                       (Principal Executive Officer)


/S/ Mack V. Traynor, III                  Director                                             March 29, 1999
-----------------------------
Mack V. Traynor, III


/S/ Patrick J. Dirk                       Director                                             March 29, 1999
-----------------------------
Patrick J. Dirk


/S/ Clunet R. Lewis                       Secretary, General Counsel and Director              March 29, 1999
-----------------------------
Clunet R. Lewis


/S/ Stephen E. Raville                    Director                                             March 29, 1999
-----------------------------
Stephen E. Raville


/S/ James C. Barnard                      Director                                             March 29, 1999
-----------------------------
James C. Barnard


/S/ Penelope A. Sellers                   Director                                             March 29, 1999
-----------------------------
Penelope A. Sellers


/S/ Nicholas J. Pyett                     Chief Financial Officer and Treasurer                March 29, 1999
-----------------------------             (Principal Financial Officer and
Nicholas J. Pyett                         Principal Accounting Officer)



                              ELTRAX SYSTEMS, INC.

                                  EXHIBIT INDEX
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

ITEM                                      ITEM                                  METHOD OF FILING
----                                      ----                                  ----------------

2.1               Agreement and Plan of Merger dated as                Incorporated by reference to Exhibit
                  of May 14, 1996 by and among Eltrax                  2.1 to the Company's Current Report
                  Systems, Inc., Rudata Acquisition                    on Form 8-K dated June 3, 1996.
                  Corporation, Nordata Acquisition
                  Corporation, Rudata, Inc., Nordata, Inc.
                  and Howard B. and Ruby Lee Norton,
                  as amended pursuant to that First
                  Amendment to Agreement and Plan of
                  Merger dated as of May 17, 1996 by
                  and among the same parties.

2.2               Agreement and Plan of Merger dated as                Incorporated by reference to Exhibit
                  of October 31, 1996 by and among                     2.1 to the Company's Current Report
                  Eltrax Systems, Inc., ANS Acquisition                on Form 8-K dated November 12, 1996.
                  Corporation, Atlantic Network
                  Systems, Inc. and Walter C. Lovett,
                  Douglas L. Roberson and B. Taylor
                  Koonce.

2.3               Agreement and Plan of Merger dated as                Incorporated by reference to Exhibit
                  of May 14, 1997 by and among                         2.1 to the Company's Current Report
                  Eltrax Systems, Inc., EJG Techline                   on Form 8-K dated May 14, 1997.
                  Acquiring Corporation, EJG Techline
                  Incorporated and Edward J. and
                  Kathleen M. Gorlitz and Colin E. and
                  Diane C. Quinn.

2.4               Agreement and Plan of Merger dated as                Incorporated by reference to Exhibit
                  of July 1, 1997 by and among                         2.1 to the Company's Current Report
                  Eltrax Systems, Inc., Four Corners                   on Form 8-K dated July 1, 1997.
                  Acquiring Corporation, Four Corners
                  Technology, Inc. and Robert A. Hughes,
                  Joel J. Blickenstaff and David Noall.

2.5               Agreement and Plan of Merger dated as                Incorporated by reference to Exhibit
                  of August 15, 1997 by and among                      2.1 to the Company's Current Report
                  Eltrax Systems, Inc., Hi-Tech Acquiring              on Form 8-K dated August 15, 1997.
                  Corporation, Hi-Tech Connections, Inc.
                  and Edward C. Barrett, Daniel M. Christy,
                  David R. Hurlbrink, David R. Spatz,
                  Raymond H. Melcher and Timothy E. Devlin.

2.6               Agreement and Plan of Merger dated as                Incorporated by reference to Exhibit
                  of October 31, 1997 by and among                     2.1 to the Company's Current Report
                  Eltrax Systems, Inc., DataComm Acquiring             on Form 8-K dated October 3, 1997.
                  Corp., Midwest Acquiring Corp., DataComm
                  Associates, Inc., Midwest Telecom Associates,
                  Inc. and John M. Good, and Harold Madison.




2.7               Agreement and Plan of Merger dated as                Incorporated by reference to Exhibit
                  of August 31, 1998, among Eltrax                     2.1 to the Company's Current Report
                  Systems, Inc., Encore Acquiring Corp.,               on Form 8-K dated September 10, 1998.
                  Encore Systems, Inc., Global Systems
                  and Support, Inc., Five Star Systems,
                  Inc., Penelope A. Sellers, and Joseph T. Dyer.

2.8               Agreement and Plan of Merger dated as                Incorporated by reference to Exhibit 2.1
                  of November 11, 1998, by and among                   to the Company's Registration Statement on
                  Eltrax, Sulcus Hospitality Technologies              Form S-4 dated February 16, 1999 (File
                  Corp. and Sulcus Acquiring Corporation.              No. 333-68699).

3.1               Amended and Restated Articles of                     Incorporated by reference to Exhibit
                  Incorporation of the Company, as                     3.1 to the Company's Registration
                  amended.                                             Statement on Form S-18 (File No. 33-51456).

3.2               Bylaws of the Company, as amended.                   Incorporated by reference to Exhibit
                                                                       3.2 to the Company's Quarterly Report
                                                                       on Form 10-QSB for the quarter ended
                                                                       September 30, 1996.

4.1               Specimen Form of the Company's                       Incorporated by reference to Exhibit
                  Common Stock Certificate.                            4.1 to the Company's Registration
                                                                       Statement on Form S-18 (File No. 33-51456).

4.2               Warrant, dated as of October 31, 1996,               Incorporated by reference to Exhibit
                  to purchase 106,250 shares of Common                 10.4 to the Company's Current Report
                  Stock of the Company granted to                      on Form 8-K filed November 12, 1996.
                  Walter C. Lovett.

4.3               Warrant, dated as of October 31, 1996,               Incorporated by reference to Exhibit
                  to purchase 106,250 shares of Common                 10.5 to the Company's Current Report
                  Stock of the Company granted to                      on Form 8-K filed November 12, 1996.
                  Douglas L. Roberson.

4.4               Warrant, dated as of February 9, 1996                Incorporated by reference to Exhibit
                  to purchase 166,667 shares of Common                 4.4 to the Company's Annual Report
                  Stock of the Company granted to                      on Form 10-KSB for the year ended
                  Morgan Q. Payne.                                     December 31, 1997.

4.5               Warrant dated as of September 23, 1997               Incorporated by reference to Exhibit
                  to purchase 240,000 shares of Common                 4.5 to the Company's Annual Report
                  Stock of the Company granted to                      on Form 10-KSB for the year ended
                  Morgan Q. Payne.                                     December 31, 1997.

10.1              Form of Incentive Stock Option                       Incorporated by reference to Exhibit
                  Agreement. (1)                                       10.6 to the Company's Registration
                                                                       Statement on Form S-18 (File No. 33-51456).

10.2              Form of Non-Statutory Option                         Incorporated by reference to Exhibit
                  Agreement. (1)                                       10.7 to the Company's Registration
                                                                       Statement on Form S-18 (File No. 33-51456).




10.3              Form of Non-Employees Director Stock                 Incorporated by reference to Exhibit
                  Option Agreement.                                    10.10 to the Company's Annual Report
                                                                       on Form 10-KSB for the year ended
                                                                       March 31, 1993.

10.4              1992 Stock Incentive Plan. (1)                       Incorporated by reference to Exhibit
                                                                       10.4 to the Company's Registration
                                                                       Statement on Form S-18 (File No. 33-51456).

10.5              1995 Stock Incentive Plan. (1)                       Incorporated by reference to Exhibit
                                                                       10.12 to the Company's Annual Report
                                                                       on Form 10-KSB for the year ended
                                                                       March 31, 1995.

10.6              1997 Stock Incentive Plan. (1)                       Incorporated by reference to the Company's
                                                                       Proxy Statement for its 1997 Annual
                                                                       Meeting of Shareholders.

10.7              1998 Stock Incentive Plan. (1)                       Incorporated by reference to Exhibit
                                                                       10.27 to the Company's Registration
                                                                       Statement on Form S-4
                                                                       (File No. 333-68699).

10.8              Agreement dated as of October 31,                    Incorporated by reference to Exhibit
                  1996 by and among the Company,                       10.7 to the Company's Current Report
                  William P. O'Reilly, Clunet R. Lewis,                on Form 8-K filed November 12, 1996.
                  Mack V. Traynor, III and Walter C.
                  Lovett, Douglas L. Roberson and B.
                  Taylor Koonce. (1)

10.9              Employment and Noncompetion                          Incorporated by reference to Exhibit
                  Agreement dated as of May 14, 1997                   10.2 to the Company's Current Report
                  by and between Eltrax Systems, Inc.                  on Form 8-K dated May 15, 1997.
                  and  Edward J. Gorlitz. (1)

10.10             Employment and Noncompetion                          Incorporated by reference to Exhibit
                  Agreement dated as of May 14, 1997                   10.1 to the Company's Current Report
                  by and between Eltrax Systems, Inc.                  on Form 8-K dated May 15, 1997.
                  and Colin E. Quinn. (1)

10.11             Employment and Noncompetition                        Incorporated by reference to Exhibit
                  Agreement dated as of July 1, 1997                   10.2 to the Company's Current Report
                  by and between Eltrax Systems, Inc.                  on Form 8-K dated July 1, 1997.
                  and Joel J. Blickenstaff. (1)

10.12             Employment and Noncompetition                        Incorporated by reference to Exhibit
                  Agreement dated as of July 1, 1997                   10.1 to the Company's Current Report
                  by and between Eltrax Systems, Inc.                  on Form 8-K dated July 1, 1997.
                  and Robert A. Hughes. (1)

10.13             Employment and Noncompetition                        Incorporated by reference to Exhibit
                  Agreement dated as of August 15, 1997                10.1 to the Company's Current Report
                  by and between Eltrax Systems, Inc.                  on Form 8-K dated August 15, 1997.
                  and Edward C. Barrett. (1)




10.14             Employment and Noncompetition                        Incorporated by reference to Exhibit
                  Agreement dated as of August 15, 1997                10.1 to the Company's Current Report
                  by and between Eltrax Systems, Inc.                  on Form 8-K dated August 15, 1997.
                  and Daniel M. Christy. (1)

10.15             Employment and Noncompetition                        Incorporated by reference to Exhibit
                  Agreement dated as of August 15, 1997                10.3 to the Company's Current Report
                  by and between Eltrax Systems, Inc.                  on Form 8-K dated August 15, 1997.
                  and David R. Hurlbrink. (1)

10.16             Employment and Noncompetition                        Incorporated by reference to Exhibit
                  Agreement dated as of October 31, 1997               10.1 to the Company's Current Report
                  by and between Eltrax Systems, Inc.                  on Form 8-K dated October 3, 1997.
                  and John M. Good. (1)

10.17             Employment and Noncompetition                        Incorporated by reference to Exhibit
                  Agreement dated as of August 31, 1998                10.1 to the Company's Current Report
                  by and between Eltrax Systems, Inc.                  on Form 8-K dated September 10, 1998.
                  and Penelope A. Sellers. (1)

10.18             Consulting Agreement dated as of                     Filed herewith electronically
                  April 1, 1999 by and between the
                  Company and Montana Corp. (1)

10.19             Consulting Agreement dated as of                     Filed herewith electronically
                  April 1, 1999 by and between the
                  Company and CRL Enterprises. (1)

10.20             Credit Agreement dated                               Incorporated by reference to Exhibit 10.2
                  September 11, 1998 between the                       to the Company's Current Report on Form
                  Company, it subsidiaries and State                   8-K dated  September 10, 1998.
                  Street Bank and Trust Company.

10.21             Asset Purchase Agreement dated as of                 Incorporated by reference to Exhibit
                  January 29, 1997 between Atlantic                    99.1 to the Company's Current Report
                  Network Systems, Inc. and MRK                        on Form 8-K filed February 12, 1997.
                  Technologies, LTD.

10.22             Real Estate Lease dated June 1, 1996                 Incorporated by reference to Exhibit 10.11
                  between Walt Lovett, Doug and Lisa                   to the Company's Annual Report on Form
                  Roberson and Atlantic Network                        10-KSB for the nine month transition
                  Systems, Inc.                                        period ended December 31, 1996.


10.23             Lease Agreement between Burgoe/Wyomissing            Incorporated by reference to Exhibit 10.30
                  Partners and Hi-Tech Connections, Inc.               to the Company's Annual Report on Form
                  dated September 15, 1996.                            10-KSB for the year ended December 31,
                                                                       1997.

10.24             Lease Agreement between JMG Development              Incorporated by reference to Exhibit 10.31
                  Co. Ltd and DataComm Associates, Inc.                to the Company's Annual Report on Form
                  dated December 1, 1996.                              10-KSB for the year ended December 31,
                                                                       1997.

10.25             Lease Agreement between Werner Palmquist             Incorporated by reference to Exhibit 10.32
                  Investments and Four Corners Technology,             to the Company's Annual Report on Form
                  Inc. dated February 21, 1996.                        10-KSB for the year ended December 31,
                                                                       1997.



10.26             Lease Agreement (as amended) between                 Incorporated by reference to Exhibit 10.28
                  900 Corporation and Encore Systems, Inc.             to the Company's Registration Statement on
                  originally dated January 21, 1996.                   Form S-4 (File No. 333-68699).

10.27             Amended and Restated Preferred Vendor                Incorporated by reference to Exhibit 10.29
                  Arrangement, dated as of May 15, 1992                to the Company's Registration Statement on
                  between Holiday Hospitality Corporation              Form S-4 (File No. 333-68699).
                  and Encore Systems, Inc.

10.28             Form of Consulting Agreement between                 Incorporated by reference to Exhibit 10.34
                  Eltrax and non employee Sulcus directors. (1)        to the Company's Registration Statement on
                                                                       Form S-4 (File No. 333-68699).

10.29             Form of Termination Agreement between                Incorporated by reference to Exhibit 10.35
                  Leon Harris and Sulcus. (1)                          to the Company's Registration Statement on
                                                                       Form S-4 (File No. 333-68699).

10.30             Form of Agreement between Leon Harris                Incorporated by reference to Exhibit 10.36
                  and Eltrax. (1)                                      to the Company's Registration Statement on
                                                                       Form S-4 (File No. 333-68699).

10.31             Employment Agreement dated March 24, 1999            Filed herewith electronically.
                  between the Company and Don C. Hallacy. (1)

21.1              Subsidiaries of the Registrant.                      Filed herewith electronically.

23.1              Consent of PricewaterhouseCoopers LLP,               Filed herewith electronically.
                  independent accountants.

27.1              Financial Data Schedule.                             Filed herewith electronically.


(1) Management contract or compensatory plan or arrangement required to be identified by Form 10-K Item 14.

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

         The following Consolidated Financial Statements, Financial Statement Schedule and Independent Accountants' Report are included herein on the pages indicated:

                                                                                                     Page
                                                                                                     ----


         Report of Independent Accountants.............................................................F-2

         Consolidated Balance Sheets as of December 31, 1998 and  1997.................................F-3

         Consolidated Statements of Operations for the years ended December 31, 1998 and 1997 and the nine-month transition period ended December 31, 1996.......................F-4

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998 and 1997 and the nine-month transition period ended December 31, 1996......................F-5

         Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997 and the nine-month transition period ended December 31, 1996......................F-6

         Notes to Consolidated Financial Statements for the years ended December 31, 1998 and 1997 and the nine-month transition period ended December 31, 1996 .....................F-7

         Schedule II - Valuation and Qualifying Accounts ..............................................F-20


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Eltrax Systems, Inc.:

         In our opinion, the consolidated financial statements listed in the index appearing on page F-1 presents fairly, in all material respects, the financial position of Eltrax Systems, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 and the nine-month period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1) on page F-1, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Detroit, Michigan
March 12, 1999, except for the
information in Notes 9 and 13 to
which the date is March 26, 1999

                              ELTRAX SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                 DECEMBER 31,            DECEMBER 31,
                                                                                     1998                   1997
                                                                              ---------------          --------------
ASSETS:
Current assets:
        Cash and cash equivalents                                                $     11,175           $    366,364
        Accounts receivable, net of allowance for doubtful
                accounts of $656,000 and $1,103,000                                 8,160,858              9,353,349
        Inventories, principally purchased components                               1,763,690              4,298,794
        Other current assets                                                          904,569                602,062
                                                                                 -----------          --------------
                Total current assets                                               10,840,292             14,620,569

Furniture and equipment, net of accumulated depreciation and
        amortization of $816,116 and $385,016                                       1,551,444                863,174
Capitalized software, net of accumulated amortization
        of $266,668                                                                 3,733,332                   --
Intangibles, net of accumulated amortization of
        $948,872 and $91,714                                                       13,614,321              6,007,259
                                                                                 ------------          --------------
                  Total assets                                                   $ 29,739,389           $ 21,491,002
                                                                                 ------------          --------------
                                                                                 ------------          --------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
        Line of credit                                                           $  2,023,943           $  4,744,529
        Current portion of long-term debt                                           1,635,775                   --
        Accounts payable                                                            3,389,091              6,010,516
        Accrued compensation                                                          789,970                575,383
        Accrued expenses                                                            1,247,467              1,196,222
        Unearned revenue                                                            2,873,700                967,507
        Income taxes payable                                                          544,714                496,123
                                                                                 ------------          --------------
                Total current liabilities                                          12,504,660             13,990,280
Long-term debt                                                                      2,665,293                   --
                                                                                 ------------          --------------
                Total liabilities                                                  15,169,953             13,990,280

Shareholders' equity:
        Common stock, $.01 par value, 50,000,000 shares authorized;
                13,039,938 and 10,847,771 shares issued and outstanding               130,400                108,478
        Additional paid-in capital                                                 34,310,640             24,741,499
        Accumulated deficit                                                       (19,871,604)           (17,349,255)
                                                                                 ------------          --------------
                Total shareholders' equity                                         14,569,436              7,500,722
                                                                                 ------------          --------------
                Total liabilities and shareholders' equity                       $ 29,739,389           $ 21,491,002
                                                                                 ------------          --------------
                                                                                 ------------          --------------

The accompanying notes are an integral part of these consolidated financial statements.

                            ELTRAX SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                     FOR THE NINE
                                                                                     MONTHS ENDED
                                                 FOR THE YEAR ENDED DECEMBER 31,     DECEMBER 31,
                                                      1998             1997              1996
                                                 -------------     -------------     -------------
Revenue:
  Products                                       $ 40,791,785      $ 49,934,139      $ 29,730,826
  Services                                          9,871,002              --                --
                                                 -------------     -------------     -------------
  Total revenue                                    50,662,787        49,934,139        29,730,826

Cost of revenue:
  Products                                         31,475,639        41,328,951        24,709,812
  Services                                          6,269,370              --                --
                                                 -------------     -------------     -------------
  Total cost of revenue                            37,745,009        41,328,951        24,709,812
                                                 -------------     -------------     -------------

Gross profit                                       12,917,778         8,605,188         5,021,014

Operating expenses:
  Selling, general and administrative              13,939,260        12,227,954         5,666,575
  Research and development                            334,870              --                --
  Amortization of intangibles                         857,158           435,144           208,330
  Goodwill adjustments                                   --           5,713,721              --
                                                 -------------     -------------     -------------
  Total operating expenses                         15,131,288        18,376,819         5,874,905
                                                 -------------     -------------     -------------
  Operating loss                                   (2,213,510)       (9,771,631)         (853,891)

Interest income                                        36,755            92,332              --
Interest expense                                     (345,594)         (337,074)           (4,655)
                                                 -------------     -------------     -------------
  Pretax loss from continuing operations           (2,522,349)      (10,016,373)         (858,546)

Income tax expense                                       --           1,315,970              --
                                                 -------------     -------------     -------------
  Loss from continuing operations                  (2,522,349)      (11,332,343)         (858,546)

Loss from discontinued operations                        --                --            (197,585)
Gain on disposal of discontinued operations              --                --              57,030
                                                 -------------     -------------     -------------
  Loss from discontinued operations                      --                --            (140,555)
                                                 -------------     -------------     -------------
  Net loss                                       $ (2,522,349)     $(11,332,343)     $   (999,101)
                                                 -------------     -------------     -------------
                                                 -------------     -------------     -------------
Net loss per common share-basic and diluted:
  Continuing operations                          $      (0.21)     $      (1.34)     $      (0.11)
                                                 -------------     -------------     -------------
                                                 -------------     -------------     -------------
  Discontinued operations                        $       --      $         --      $        (0.02)
                                                 -------------     -------------     -------------
                                                 -------------     -------------     -------------
  Net loss per share                             $      (0.21)     $      (1.34)     $      (0.13)
                                                 -------------     -------------     -------------
                                                 -------------     -------------     -------------
Weighted average shares outstanding-basic          11,965,793         8,478,784         7,435,311
                                                 -------------     -------------     -------------
                                                 -------------     -------------     -------------

The accompanying notes are an integral part of these consolidated financial statements.

                              ELTRAX SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                    AND THE NINE MONTHS ENDED DECEMBER 31, 1996

                                     CONVERTIBLE
                                   PREFERRED STOCK              COMMON STOCK               ADDITIONAL
                                  -----------------        -------------------------        PAID-IN      ACCUMULATED
                                  SHARES     AMOUNT         SHARES          AMOUNT          CAPITAL         DEFICIT         TOTAL
                                 -------------------       -------------------------    -------------   --------------  ------------
BALANCE,
  April 1, 1996                  4,000   $    29,163       5,677,063    $     56,771    $  7,642,427   $ (4,597,285)   $  3,131,076

Net loss                          --            --              --              --              --         (999,100)       (999,100)

Conversion of preferred
  shares to common shares       (4,000)      (29,163)         40,000             400          28,763            --             --

Distributions to shareholders     --            --              --              --              --         (161,800)       (161,800)

Exercise of stock options         --            --           103,000           1,030         206,861            --          207,891

Warrant charge (1)                --            --              --              --            10,000            --           10,000

Datatech acquisition              --            --         1,968,000          19,680       5,474,022            --        5,493,702
                              --------   -----------    ------------    ------------   -------------   -------------   -------------
BALANCE,
  December 31, 1996               --     $      --         7,788,063    $     77,881    $ 13,362,073   $ (5,758,185)   $  7,681,769

Net loss                          --            --              --              --              --      (11,332,343)    (11,332,343)

Distributions to shareholders     --            --              --              --              --         (258,727)       (258,727)

Exercise of stock options         --            --           154,709           1,547         455,816            --          457,363

Exercise of stock warrants                                   135,000           1,350         484,650            --          486,000

Four Corners acquisition          --            --           400,000           4,000       1,881,000            --        1,885,000
Hi-Tech acquisition               --            --           919,999           9,200       3,082,765            --        3,091,965
DataComm acquisition              --            --           488,000           4,880       1,878,495            --        1,883,375
Telecomm acquisition              --            --            12,000             120          46,191            --           46,311

Private Placement, net            --            --         1,050,000          10,500       3,999,509            --        4,010,009

Retirement of shares received
  in litigation settlement        --            --          (100,000)         (1,000)       (449,000)           --         (450,000)
                              --------   -----------    ------------    ------------   -------------   -------------   -------------
BALANCE,
  December 31, 1997               --      $     --        10,847,771    $    108,478    $ 24,741,499    $(17,349,255)  $  7,500,722

Net loss                          --            --              --              --              --        (2,522,349)    (2,522,349)

Exercise of stock options         --            --            10,500             105          46,958            --           47,063

Exercise of stock warrants        --            --         1,716,667          17,167       7,357,833            --        7,375,000

Warrant charge (1)                --            --              --              --            30,000            --           30,000

Encore acquisition                --            --           465,000           4,650       2,134,350            --        2,139,000
                              --------   -----------    ------------    ------------   -------------   -------------   -------------
BALANCE,
  December 31, 1998               --      $     --        13,039,938    $    130,400    $ 34,310,640    $(19,871,604)  $ 14,569,436
                              --------   -----------    ------------    ------------   -------------   -------------   -------------
                              --------   -----------    ------------    ------------   -------------   -------------   -------------

(1) Compensation related to the issuance of warrants in exchange for services.

The accompanying notes are an integral part of these consolidated financial statements.

                            ELTRAX SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                                  FOR THE NINE
                                                                                                                  MONTHS ENDED
                                                                                 FOR THE YEAR ENDED DECEMBER 31,  DECEMBER 31,
                                                                                     1998            1997             1996
                                                                                -------------   -------------   ---------------
OPERATING ACTIVITIES:
        Net loss                                                                $ (2,522,349)   $(11,332,343)   $   (999,101)
        Adjustments to reconcile net loss to net cash provided by
                (used for) operating activities:
                        Amortization of capitalized software                         266,668            --              --
                        Amortization of intangibles                                  857,158         435,144         208,330
                        Depreciation                                                 431,100         153,190          36,690
                        Warrants issued for services                                  30,000            --            10,000
                        Goodwill adjustment                                             --         5,713,721            --
                        Adjustment to deferred income taxes                             --         1,315,970        (275,000)
                        Settlement of lawsuit                                           --          (450,000)           --
                        Gain on sale of the health card business                        --              --           (57,030)
                        Gains and losses on marketable securities                       --              --             1,262
                        Changes in current operating items:
                                Accounts receivable, net                           2,170,036         (78,995)     (1,089,299)
                                Inventories                                        2,408,617         313,963       1,391,651
                                Other current assets                                  11,761         (26,993)         65,274
                                Accounts payable                                  (2,863,883)     (3,102,858)        692,839
                                Accrued compensation                                (127,457)        144,241         271,212
                                Accrued expenses                                    (435,100)       (336,569)        326,127
                                Other current liabilities                             27,776         359,462        (115,833)
                                                                                -------------   -------------   -------------
                        Net cash provided by (used for) operating activities:        254,327      (6,892,067)        467,122
                                                                                -------------   -------------   -------------
INVESTING ACTIVITIES:
        Cash paid in connection with acquisitions, net of cash
                acquired of $233,979 in 1998 and $750,490 in 1996                 (8,266,021)     (2,028,214)       (695,549)
        Cash received in acquisitions                                                   --           456,801            --
        Proceeds from sale of short-term investments                                    --              --         1,383,624
        Proceeds from sale of health card business                                      --              --            32,000
        Purchases of furniture and equipment, net                                   (599,818)       (502,692)       (108,143)
                                                                                -------------   -------------   -------------
                        Net cash provided by (used for) investing activities:     (8,865,839)     (2,074,105)        611,932
                                                                                -------------   -------------   -------------
FINANCING ACTIVITIES:
        Proceeds from term loan                                                    4,000,000            --              --
        Payments on long-term debt                                                  (445,154)           --              --
        Proceeds (payments) on credit line, net                                   (2,720,586)      3,942,990      (1,099,136)
        Proceeds from issuances of common stock and warrants, net                  7,422,063       4,953,372         207,891
        Distributions to shareholders                                                   --          (258,727)       (161,800)
                                                                                -------------   -------------   -------------
                Net cash provided by (used for) financing activities:              8,256,323       8,637,635      (1,053,045)
                                                                                -------------   -------------   -------------
                Increase (decrease) in cash and cash equivalents                    (355,189)       (328,537)         26,009
                                                                                -------------   -------------   -------------
CASH AND CASH EQUIVALENTS:
Beginning of period                                                                  366,364         694,901         668,892
                                                                                -------------   -------------   -------------
End of period                                                                   $     11,175    $    366,364    $    694,901
                                                                                -------------   -------------   -------------
                                                                                -------------   -------------   -------------


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND OPERATIONS

         Eltrax Systems, Inc. (the "Company" or "Eltrax"), is a national provider of data communications networking products and services. Eltrax designs, installs, maintains and monitors networking systems for end-user corporate and government customers. The Company's products and services include data communications equipment used in remote access and enterprise-wide communications networks and the installation and maintenance of that equipment. The Company also offers Network Management Services to enterprise-wide network customers. In addition, with the acquisition of the Encore Group in 1998, the Company provides software and related technology services to the hospitality industry.

         In October 1996, the Company changed its fiscal year-end from March 31 to December 31. Accordingly, the 1996 statements of operations, changes in stockholders' equity and cash flows are for the nine months ended December 31, 1996.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

         The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes.
Actual results may differ from these estimates.

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

FURNITURE AND EQUIPMENT

         Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of two to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the related lease or its estimated useful life. Upon retirement or disposal of furniture and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income.

CAPITALIZED SOFTWARE

         Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing technological feasibility are capitalized. Amortization of purchased and capitalized software is provided for when the product is available for general release to customers. The amortization is determined as the greater of the amount computed using the remaining estimated economic life of the product or the ratio that current gross revenues for a product bear to the total of current and anticipated revenues for that product. Software products are currently being amortized over five years.

INTANGIBLES

         Intangible assets are comprised primarily of goodwill representing the excess of cost over the fair value of net tangible assets acquired and purchased customer lists. These assets are generally being amortized on a straight-line basis over estimated useful lives of three to fifteen years. Intangibles are evaluated for potential impairment of value whenever events or changes in circumstances indicate that full asset recoverability is questionable. Such evaluations consider current as well as anticipated operating results measured on the basis of undiscounted cash flows of the operation relative to the asset.

REVENUE RECOGNITION

         Revenue from equipment and software sales is generally recognized upon shipment. Revenue for services such as installation and consulting is recognized as the service is performed. Revenue from maintenance contracts is recognized ratably over the term of the service agreement. Unearned revenue includes customer deposits. Included in accounts receivable are unbilled revenues for sales and services performed. These unbilled revenues are generally billed shortly after the end of the period.

SEGMENT INFORMATION

         In 1998, Eltrax adopted Statement of Financial Accounting Standards ("FAS") 131, Disclosures about Segments of an Enterprise and Related Information. FAS 131 supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the information disclosed for segment information.

LOSS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

         Net loss per share data is determined by dividing the loss by the weighted average number of common shares outstanding. Common stock equivalents, representing shares issuable upon the assumed exercise of dilutive stock options and warrants, have been excluded from loss per share calculations as their inclusion would be antidilutive.

SERVICE REVENUE

         Revenue derived from services was not material for the periods prior to 1998. In 1998, the acquisition of the Encore Group together with the full year effect of the 1997 acquisitions resulted in increased service revenues. The service revenue and cost of revenue has not been presented prior to 1998.

3.   MERGERS AND ACQUISITIONS

DATATECH

         On May 17, 1996, the Company acquired the outstanding shares of Nordata, Inc. and Rudata, Inc. (together doing business as Datatech). Datatech configured, marketed, installed and maintained data communications equipment for its customers' computer and telecommunications systems over enterprise wide local area networks and wide area networks. Total consideration paid (including acquisition costs) included 1,968,000 unregistered shares of the Company's common stock and $1,626,000 of cash, resulting in a total purchase price of $7,120,000. The value assigned to the Company's unregistered common stock issued in the acquisition was 35% below the price at which the Company's registered shares were then trading. This discount represented management's estimate of the reduced value of the unregistered shares.

         The Datatech acquisition was accounted for as a purchase and, accordingly, the results of Datatech's operations are included in the Company's consolidated financial statements from the date of acquisition. The Company originally recorded goodwill of $4,849,000 in connection with the acquisition, which was being amortized over 15 years.

         As a result of events which occurred at the Company's Datatech subsidiary in the second quarter of 1997, the Company determined that there was a permanent impairment in the fair value of the goodwill recorded in connection with the Datatech purchase and wrote-off $2,458,000 of the Datatech goodwill. The remaining goodwill of approximately $1,930,000 was written off in the fourth quarter on 1997 reflecting the Company's decision to change its focus from the remaining Datatech customer base and close the Datatech facility in early 1998.

Atlantic Network Systems, Inc.

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

MST

         On January 31, 1997, ANS acquired certain assets of MST Distribution ("MST") from MRK Technologies, LTD. Acquired assets included inventory, contracts, furniture and equipment and various intangibles. The purchase price, including transaction costs, was approximately $2,028,000. The acquisition was accounted for as a purchase and, accordingly, the results of MST's operations are included in the Company's consolidated financial statements from January 31, 1997.

         The Company recorded $1,412,000 of goodwill in connection with the acquisition, which was being amortized over 15 years. The remaining goodwill of approximately $1,326,000 was written off in the fourth quarter of 1997 due to the Company's decision to focus on end user customers and to eliminate sales to the majority of the MST customer base.

EJG TECHLINE, INCORPORATED

         On May 14, 1997, the Company issued 230,000 unregistered shares of its common stock in exchange for all of the outstanding common stock of EJG Techline, Incorporated ("Techline"). Techline provides data networking products and services. The merger with Techline has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Techline for all periods prior to the merger and to eliminate intercompany sales prior to the merger.

FOUR CORNERS TECHNOLOGY, INC.

         On July 1, 1997, the Company acquired the outstanding stock of Four Corners Technology, Inc. ("Four Corners") for 400,000 unregistered shares of the Company's common stock. Four Corners provides data networking products and services. The acquisition has been accounted for as a purchase and, accordingly, the results of Four Corners' operations are included in the Company's consolidated financial statements from July 1, 1997. The total purchase price was approximately $1,912,000 (including transaction costs). The value assigned to the Company's unregistered common stock issued in the acquisition was 35% below the price at which the Company's registered shares were then trading. This discount represented management's estimate of the reduced value of the unregistered shares. The Company recorded goodwill of approximately $1,638,000 in connection with the acquisition, which is being amortized over 15 years.

HI-TECH CONNECTIONS, INC.

         Effective August 1, 1997, the Company acquired the outstanding stock of Hi-Tech Connections, Inc. ("Hi-Tech") for 169,999 shares of the Company's common stock (including 20,000 shares issued to a third party relating to certain expenses incurred in the transaction). Hi-Tech provides data networking products and services. Under the terms of the agreement, 750,000 additional unregistered shares were issued in March 1998 based on the earnings generated by Hi-Tech during the six month period ended December 31, 1997. The accompanying financial statements have reflected the additional shares as if issued at December 31, 1997. The acquisition has been accounted for as a purchase and, accordingly, the results of Hi-Tech operations are included in the Company's consolidated financial statements from August 1, 1997. The total purchase price was approximately $3,150,000 (including transaction costs). The value assigned to the Company's unregistered common stock issued in the acquisition was 35% below the price at which the Company's registered shares were then trading. This discount represented management's estimate of the reduced value of the unregistered shares. The Company recorded goodwill of approximately $3,185,000 in connection with the acquisition, which is being amortized over 15 years.

DATACOMM ASSOCIATES, INC. AND MIDWEST TELECOM ASSOCIATES, INC.

         On October 31, 1997 the Company acquired the outstanding common stock of DataComm Associates, Inc. ("DataComm") and Midwest Telecom Associates, Inc. ("Telecom") for 500,000 unregistered shares of the Company's common stock. DataComm provides data networking products and services. In addition, the Company paid broker fees of $160,000. These acquisitions were accounted for as purchases and, accordingly, the results of DataComm and Telecom are included in the Company's financial statements from November 1, 1997. The total purchase price was approximately $2,170,000 (including transaction costs). The value assigned to the Company's unregistered common stock issued in the acquisition was 35% below the price at which the Company's registered shares were then trading. This discount represented management's estimate of the reduced value of the unregistered shares. The Company recorded goodwill of approximately $1,267,000 in connection with the acquisitions, which is being amortized over 15 years.

ENCORE SYSTEMS, INC.

         Effective September 1, 1998 the Company acquired Encore Systems, Inc. ("Encore"), Global Systems and Support, Inc. ("GSSI"), Five Star Systems, Inc. ("Five Star") (collectively the "Encore Group"), in a cash and stock transaction. The Encore Group provides software and services primarily to the hospitality industry. The Company paid the shareholders of the Encore Group cash of $8,500,000 as well as 465,000 unregistered shares of Eltrax Common Stock. The total consideration paid was $11,005,000 including transaction costs. The common stock was valued at $4.60 a share representing the market value of the shares upon announcement of the transaction.

         Additional cash payments are also due to the Encore Group shareholders beginning in 2002 if a certain customer is still using existing software and paying Encore for ongoing maintenance services on that software. The contingent payment would be approximately 10% of the maintenance contract amount. As it is not possible to estimate what, if any, payment would be due, no such amounts have been included in the recording of the Encore Group acquisition. Any amounts paid will be recorded as goodwill.

         The transaction was accounted for as a purchase and, accordingly, the results of the Encore Group are included in the Company's financial statements from September 1, 1998. Intangibles resulting from the transaction were approximately $12,295,000. The purchase price allocation was allocated as follows: $4,000,000 to software products acquired, $2,000,000 to the installed customer base and workforce with the remainder of $6,295,000 to goodwill. These assets are being amortized over five, three and ten years respectively.

PRO FORMA

         Unaudited pro forma financial information, as though all of the above acquisitions had been effective as of the beginning of each period, is as follows:

                                                             FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                  -------------------------------------------
                                                         1998                  1997
                                                  -------------------- ----------------------
      Revenue                                     $ 58,411,000          $ 71,468,000

      Net loss from continuing operations         $ (4,226,000)         $(12,015,000)

      Basic loss per share                        $      (0.34)         $      (1.19)


4.   DISCONTINUED OPERATIONS

         On November 22, 1996, the Company sold its Health Card Business for $32,000 in cash. The financial statements have been reclassified to present the results of the Health Card Business as discontinued operations. Revenue from discontinued operations in 1996 was approximately $472,000.

5.       SHAREHOLDERS' EQUITY

PRIVATE PLACEMENT

         In September and October 1997, the Company issued 1,050,000 common shares and warrants in a private placement offering to accredited investors. The shares and warrants were sold for $4.00 a unit and were unregistered. Proceeds to the Company from the offering, after commissions and expenses, were approximately $4,000,000. The warrants had an exercise price of $6.25 and were called by the Company in 1998.

PREFERRED STOCK

         The Company originally authorized 1,000,000 shares of Preferred Stock, 30,000 of which were designated as Series A convertible Preferred Stock (the "Preferred" Stock). All 30,000 shares of the Preferred Stock have been converted into 300,000 shares of the Company's Common Stock. There were no outstanding shares of the Preferred Stock at December 31, 1997 and 1996. Currently, there are 970,000 shares of undesignated Preferred Stock which are authorized but unissued.

LITIGATION SETTLEMENT

         During the fourth quarter of 1997, the Company settled certain litigation with the prior owners of Datatech. The settlement resulted in a payment of $20,000 and 100,000 shares of the Company's Common Stock to the Company. These shares have been reflected as retired in the accompanying financial statements. The total payment, valued at $470,000, represented the reimbursement by the prior owners of certain selling, general and administrative expenses.

STOCK WARRANTS

         In connection with various financing and acquisition transactions, and related services provided to the Company, the Company has issued warrants to purchase the Company's Common Stock. A summary of warrants outstanding at December 31, 1998, is as follows:

                                    NUMBER                    EXERCISE
YEAR ISSUED                         OF WARRANTS               PRICE                     EXPIRATION
-----------                         -----------               --------                  ----------
Nine months ended
  December 31, 1996                    275,000                $ 5.25-$6.00              October 2006
Year ended December 31, 1997           265,000                $ 5.00-$6.00              January 2007
                                       -------
    Total warrants outstanding         540,000
                                       -------
                                       -------

         The warrants are vested as of December 31, 1998, except for 62,539 of the warrants issued in 1996, which vest periodically through October 1999 and 202,500 warrants which will vest upon the attainment of certain Common Stock prices and the continuance of services provided.

         During 1997 100,000 of the warrants issued during the nine-month period ending December 31, 1996 were re-priced from $6.00 to $5.25.

         In 1998, warrants for 1,716,667 shares were exercised, including 1,050,000 shares related to the Private Placement discussed above. The proceeds in 1998 from warrant exercises were $7,375,000. Warrants for 135,000 shares were exercised in 1997 resulting in proceeds to the Company of $486,000.

6.   STOCK OPTIONS

         The Company has adopted several Stock Incentive Plans (the "Plans"), under which a total of 3,000,000 shares of the Company's Common Stock are available for stock incentive awards. At December 31, 1998, 817,298 of these shares remained available for grant. The Plans provide that certain eligible individuals, including officers, employees, non-employee directors, agents and consultants, may be granted options for providing services to the Company. The Plans are administered by a compensation committee (the "Committee") consisting of two members of the Board of Directors. Options are granted at per share amounts as determined by the Committee, but not less than the fair market value, as defined in the Plans, at the date of the grant. All outstanding options vest at various times, not to exceed 10 years, through 2008.

         On October 19, 1997, approximately 550,000 options issued earlier in 1997 were reissued at the exercise price of $5.25, which was the market price on that date. On December 1, 1998, 300,000 options issued earlier in 1998 were reissued at the exercise price of $5.25, which was the market price on that date. The cancelled original options have been treated as expired.

       A summary of the options outstanding under the Plans is as follows:

                                                                                               NINE MONTHS ENDED
                                               YEARS ENDED DECEMBER 31,                          DECEMBER 31,
                               ---------------------------------------------------------- ----------------------------
                                          1998                           1997                         1996
                                                WEIGHTED                      WEIGHTED                     WEIGHTED
                                                AVERAGE                        AVERAGE                     AVERAGE
                                                EXERCISE                      EXERCISE                     EXERCISE
                                  SHARES         PRICE          SHARES          PRICE        SHARES         PRICE
                                  ------         -----          ------          -----        ------         -----
Outstanding at
  beginning of year              1,382,214       $4.36           546,684       $1.95         497,590        $1.15
Granted                          1,131,731        5.97         1,688,228        5.80         149,500         4.71
Exercised                          (10,500)       4.48          (129,709)       3.19         (78,000)        1.70
Forfeited/Expired                 (567,750)       7.03          (722,989)       6.11         (22,406)        3.35
                               ------------                 -------------                 -----------
Outstanding at end of year       1,935,695        4.52         1,382,214        4.36         546,684         1.95
                               ------------                 -------------                 -----------
                               ------------                 -------------                 -----------
Options exercisable
  at year-end                    1,492,275        4.27           984,047        3.86         469,559         1.50
                               ------------                 -------------                 -----------
                               ------------                 -------------                 -----------

         The following table contains information about stock options outstanding at December 31, 1998 under the Plans:


                        WEIGHTED
                         AVERAGE             WEIGHTED
                        REMAINING            AVERAGE
 EXERCISE              CONTRACTUAL           EXERCISE                    NUMBER                 NUMBER
  PRICE                LIFE (YEARS)           PRICE                    OUTSTANDING           EXERCISABLE
 --------             -------------         ---------                  -----------           -----------
$  .38-1.00                6.4                  $ .78                    273,000                273,000
  1.38-2.56                2.7                   1.83                    119,952                119,952
  3.19-4.50                8.8                   3.89                     65,004                 25,626
  5.00-7.68                8.8                   5.45                  1,477,739              1,073,697
                                                                       ---------              ---------
                                                                       1,935,695              1,492,275
                                                                       ---------              ---------
                                                                       ---------              ---------

         In addition to options granted under the Plans, the Company has granted 10,000 nonqualified options at $1.63 which are fully vested and exercisable at December 31, 1998. These options expire in August 2003.

         In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, a new standard of accounting and reporting for stock-based compensation plans. The Company adopted the disclosure provisions of this new standard in 1996. The Company has continued to measure compensation cost for its stock incentive and option plans using the intrinsic value-based method of accounting it has historically used and therefore, the new standard has no effect on the Company's operating results.

Had the Company used the fair value-based method of accounting for its stock option and incentive plans beginning on April 1, 1996 and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, the net loss and net loss per common share for the years ending December 31, 1998 and 1997, and nine-month transition period ended December 31, 1996, would have been increased to the following pro forma amounts:

                                                                                            NINE MONTHS ENDED
                                                     YEARS ENDED DECEMBER 31,                  DECEMBER 31,
                                           ---------------------------------------------- -----------------------
                                                    1998                   1997                    1996
                                                    ----                   ----                    ----
Net Loss from Continuing Operations
     As reported                                $(2,522,000)           $(11,332,000)         $   (859,000)
     Pro forma                                   (4,771,000)            (14,627,000)           (1,044,000)

Net Loss per Common Share from
   Continuing Operations
     As reported                                 $    (0.21)             $   (1.34)          $     (0.11)
     Pro forma                                        (0.40)                 (1.73)                (0.14)

         The pro forma information above only includes stock options granted since December 31, 1995.

         The weighted average grant date fair value of options granted was $4.02 per option for the year ended December 31, 1998, $3.22 per option for the year ended December 31, 1997, and $2.98 for the nine months ended December 31, 1996. The weighted average grant date fair value of options was determined using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model concepts and the following key assumptions:

                                                                                 NINE MONTHS ENDED
                                             YEARS ENDED DECEMBER 31,              DECEMBER 31,
                                             1998                  1997                1996
                                    ----------------------- ------------------- --------------------
   Risk-free interest rate                   5.4%                  6.3%                6.5%
   Expected life                             5 years               5 years             5 years
   Expected volatility                       60%                   55%                 70%
   Dividends expected                        None                  None                None


7.   OPERATING LEASES

         The Company leases office space and certain equipment under operating leases which expire at various dates through 2006 with some leases containing options for renewal. Rent expense under these leases was $602,000 for the year ended December 31, 1998, $464,000 for the year ended December 31, 1997 and $275,000 for the nine months ended December 31, 1996.

As of December 31, 1998, approximate future commitments under operating leases in excess of one year are as follows:

                    1999               $   705,000
                    2000                   445,000
                    2001                   214,000
                    2002                    91,000
                    2003                    85,000
                    thereafter             261,000
                                       -----------
                    Total               $1,801,000
                                       -----------
                                       -----------

The Company leases a Raleigh, North Carolina facility from a lessor of which two shareholders of the Company have a non-controlling interest. The lease expense for this facility was approximately $90,000 for each of the two years ending December 31, 1998. The Company also leases a facility in Ohio from an entity of which a shareholder has a controlling interest. The lease expense for this facility was approximately $85,000 for 1998.

8.   INCOME TAXES

         The significant components of income taxes are as follows:

                                                                        NINE MONTHS ENDED
                                              YEARS ENDED DECEMBER 31,      DECEMBER 31,
                                           -----------------------------------------------
                                               1998          1997            1996
                                           -----------    -----------     -----------
    Income Taxes
       Currently Payable                   $        --    $        --     $  275,000
       Deferred                                     --      1,315,970       (275,000)
                                           -----------    -----------     -----------

    Income Tax Expense                     $        --    $ 1,315,970     $       --
                                           -----------    -----------     -----------
                                           -----------    -----------     -----------


         A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax was as follows:

                                                                                    NINE MONTHS ENDED
                                                       YEARS ENDED DECEMBER 31,         DECEMBER 31,
                                                      ----------------------------------------------
                                                        1998              1997              1996
                                                      --------           -------           -------
Statutory U.S. rate                                     (34.0)%           (34.0)%           (34.0)%
State income taxes net of federal benefit                  --                --               8.8
Non-deductible goodwill                                  12.5              16.1               7.2
Non-deductible merger costs                               --                0.2               5.9
Non-deductible business meals                              .1               0.1               4.4
ANS deferred tax asset recognized at date
of merger                                                 --                 --              (6.1)
Earnings of pooled entities prior to merger               --               (0.5)               --
Provision for tax contingencies                           --                 --              13.8
Effect of valuation allowance                            21.4              31.2                --
                                                      -------           -------           -------
                                                          0.0%             13.1%              0.0%
                                                      -------           -------           -------
                                                      -------           -------           -------



         Deferred income taxes are recognized to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows:

                                                 DECEMBER 31,
                                         1998                  1997
                                     -----------           -----------
Deferred tax assets and
  (liabilities):
Net operating loss
   carryforwards                     $ 2,239,000           $ 2,323,000
Capital loss
   carryforwards                         206,000               224,000
Unearned revenue                         977,000               133,000
Reserves not deductible                  541,000               582,000
Cash to accrual adjustments             (121,000)             (380,000)
Other                                    178,000               168,000
Valuation allowance                   (4,020,000)           (3,050,000)
                                     -----------           -----------
                                     $        --           $        --
                                     -----------           -----------
                                     -----------           -----------


         At March 31, 1996, the Company had established a full valuation allowance due to uncertainty as to the likelihood and timing of future taxable income. This valuation allowance was reversed in connection with the Company's acquisition of Datatech when it was determined that it was more likely than not that the deferred tax assets would be realized in a future period. During the second quarter of 1997, based on recent operating results, the Company again established a full valuation allowance. The valuation allowance will continue to be evaluated against the Company's operating performance and adjusted as deemed necessary.

         At December 31, 1998, the Company had net operating loss carry-forwards of approximately $6,500,000 expiring at various dates through 2012. In addition, the Company has capital loss carry-forwards of approximately $600,000. The utilization of certain loss carry-forwards to offset income in future periods may be limited as to use in any given year.

9.   FINANCING ARRANGEMENTS

         The Company has a $6,000,000 line of credit with its bank to be used for working capital purposes. The line is subject to a formula based on eligible accounts receivable and inventory. At December 31, 1998 approximately $2,024,000 was outstanding under the line. The collateral at December 31, 1998 supported an available line of approximately $5,200,000. In 1998 the agreement was amended to include a $4,000,000 term loan and extend the agreement to September, 2001. The variable interest rate is one percent above the bank's prime rate on the line of credit and one and one half percent above the bank's prime rate on the term loan. At December 31, 1998 the interest rate on the line of credit was 8.75%. The Company is charged a commitment fee of .25% on any unborrowed amounts on the line of credit. As the rates charged are variable, the carrying value of the debt approximates its fair value. All Company assets have been pledged as security for the line of credit and term loan.

         The agreement contains certain restrictive covenants, including achieving certain monthly earnings before taxes, interest, amortization, and depreciation, as well as certain reporting covenants. Certain ratios change over the course of the agreement. At December 31, 1998, the Company was not in compliance with the quarterly positive earnings covenant. Subsequent to year-end, the Company was not in compliance with several covenants. At the Company's request, the bank has waived their rights permanently related to these past events of non-compliance. The Company's bank has also agreed to renegotiate covenants in light of the recent merger with Sulcus Hospitality Technologies Corp. (see note 13). The Company has classified the long-term portion of the term loan as non-current based on the expectation that the future covenants will be met.

         Long-term debt at December 31, 1998 consists of:


Term Loan payable in monthly installments of $111,111 through September,
     2001 plus interest at 9.25% at December 31, 1998                               $3,666,667
Note payable, payable in monthly installments of $15,000 through February,
     2001 with no interest                                                             390,000
Other                                                                                  244,401
                                                                                   -----------
   Total long-term debt                                                              4,301,068
Less current portion                                                                 1,635,775
                                                                                   -----------
                                                                                    $2,665,293
                                                                                   -----------
                                                                                   -----------

         Maturities on the long-term debt are as follows:

                            1999             $ 1,635,775
                            2000               1,641,223
                            2001               1,024,070
                                             -----------
                                             $ 4,301,068
                                             -----------
                                             -----------

         Included in the December 31, 1998 and 1997 amounts outstanding on the line of credit are approximately $960,000 and $560,000 respectively, of disbursements outstanding that were financed by the line of credit as they were presented for payment after year-end.

10.  SAVINGS AND RETIREMENT PLAN

         The Company sponsors a 401(k) savings and retirement plan which is available to all eligible employees. Under the plan, the Company may make a discretionary matching contribution. Discretionary matching contributions were approximately $101,000 for the year ended December 31, 1998, $52,000 for the year ended December 31, 1997 and $9,700 for the nine-month transition period ended December 31, 1996.

11.  SEGMENT INFORMATION

         The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information in 1998. Prior to 1998 the Company operated in only one segment and accordingly, no segment information is applicable for these periods. With the acquisition of the Encore Group in 1998, the Company began to operate in two segments.

         Network Services: The Network Services Division is comprised of regional offices that provide networking equipment and services to customers throughout North America. The Network Services Division also encompasses the Company's Network Operations Center.

         Hospitality: The Hospitality Division provides software and services to the hospitality industry. The Division is primarily comprised of the Encore Group acquired in September 1998.

         The accounting policies of the reportable segments are the same as those described in the Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on income before income taxes, intangibles amortization, interest income and expense and corporate expenses. Intersegment sales and transfers are not significant.

         Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                Network Services      Hospitality            Total
                               -----------------    -------------        ------------

Revenues                       $ 46,002,987           $  4,659,800       $ 50,662,787
Segment profit (loss)               (81,132)             1,253,551          1,172,419
Total assets                     15,809,077             13,427,754         29,236,831
Capital expenditures                389,686                 22,548            412,234
Depreciation                        347,174                 58,123            405,297

         The following table reconciles the above information to the financial statements:

                                         NET              TOTAL            CAPITAL
                                         LOSS             ASSETS        EXPENDITURES      DEPRECIATION
                                   ----------------- ----------------- ---------------- -----------------
    Segments                        $ 1,172,419       $ 29,236,831      $     412,234    $     405,297
    Corporate                        (2,262,103)           502,558            187,584           25,803
    Interest, net                      (308,839)                --                 --               --
    Amortization                     (1,123,826)                --                 --               --
                                    ------------      ------------      -------------    -------------
    Total                           $(2,522,349)      $ 29,739,389      $     599,818    $     431,100
                                    ------------      ------------      -------------    -------------
                                    ------------      ------------      -------------    -------------


         The Company currently operates exclusively in North America.

12.  CASH FLOW DATA

Supplemental Cash Flow information is as follows:

                                                                                                            NINE MONTHS
                                                                                                               ENDED
                                                                              YEARS ENDED DECEMBER 31,      DECEMBER 31,
                                                                               1998              1997           1996
                                                                         ------------------------------------------------
NON CASH INVESTING AND FINANCING ACTIVITIES:
      Common stock consideration for acquisitions:
           Datatech- issuance of 1,968,000                                                                    $ 5,493,702
           Encore Group- issuance of 465,000 shares                      $  2,139,000
           Four Corners- issuance of 400,000 shares                                        $ 1,885,000
           Hi-Tech- issuance of 919,999 shares                                               3,091,965
           DataComm- issuance of 488,000 shares                                              1,883,375
           Telecom- issuance of 12,000 shares                                                   46,331
         Liabilities assumed in conjunction with business acquisitions were:
               Fair value of assets acquired                             $ 14,709,090      $10,845,419        $10,826,787
               Consideration paid                                          11,005,013        7,231,832          7,119,702
                                                                         ------------      -----------       ------------
               Liabilities assumed                                       $  3,704,077      $ 3,613,587        $ 3,707,085
                                                                         ------------      -----------       ------------
                                                                         ------------      -----------       ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Interest paid                                                   $    336,137      $   304,202        $     2,442
                                                                         ------------      -----------       ------------
                                                                         ------------      -----------       ------------
         Income taxes paid                                               $    258,703      $    10,000        $        --
                                                                         ------------      -----------       ------------
                                                                         ------------      -----------       ------------

13.  SUBSEQUENT EVENTS

SULCUS HOSPITALITY TECHNOLOGIES, CORP.

         On November 11, 1998 the Company announced that it had agreed to merge with Sulcus Hospitalities Technology Corp. ("Sulcus") in a pooling-of-interests transaction. The merger was contingent on shareholder votes by both the Company and Sulcus. The votes approving the merger were completed on March 25, 1999 and the transaction was closed on March 26, 1999. At December 31, 1998 the Company had incurred approximately $125,000 in transaction costs related to the merger. These costs were recorded as prepaid expenses subject to the closing in 1999.

         Sulcus develops, sells and services technology products and software primarily to the hospitality industry. Unaudited pro forma financial information as though the Sulcus merger had occurred at the beginning of each period, is as follows:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                           1998               1997               1996
                                                      ---------------- ------------------- -----------------
  Revenue                                             $111,056,000    $103,756,000        $  85,454,000
  Net income (loss) from continuing operations          (6,712,000)    (13,342,000)             635,000
  Income (loss) per share - basic                            (0.31)          (0.75)                 .04


WINDWARD TECHNOLOGIES GROUP, INC.

         On January 26, 1999 the Company announced that it had agreed to merge with Windward Technology Group, Inc. ("Windward"). The merger is expected to be closed on March 31, 1999 and be accounted for as a pooling-of-interest transaction. Windward develops, sells and services data networking and software products. Windward's unaudited revenue and net income for the year ended December 31, 1998 was approximately $3,700,000 and $350,000 respectively. The operating results of Windward will be included in all future financial statements of the Company.

                            ELTRAX SYSTEMS, INC.
                SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS




                                                                    ADDITIONS
                                                           ---------------------------
                                         BALANCE AT        CHARGED TO                                        BALANCE AT
                                         BEGINNING         COSTS AND        ALLOWANCES                         END OF
DESCRIPTION                              OF PERIOD          EXPENSES         ACQUIRED       DEDUCTIONS         PERIOD
------------------------------------    ------------     -------------    ------------     -----------      ------------
ALLOWANCE FOR UNCOLLECTABLE ACCOUNTS:
1998                                    $(1,102,641)     $  (574,920)     $  (150,412)     $ 1,171,681      $  (656,292)
1997                                       (677,000)        (878,802)        (151,030)         604,191       (1,102,641)
1996 (1)                                    (10,000)        (254,000)        (400,000)         (13,000)        (677,000)

RESERVE FOR INVENTORY OBSOLESCENCE:

1998                                    $  (609,524)     $  (471,640)     $  (126,487)     $   271,692      $  (935,959)
1997                                        (98,331)        (278,829)        (334,998)         102,634         (609,524)
1996 (1)                                         --          (28,331)         (70,000)              --          (98,331)



DEFERRED TAX VALUATION ALLOWANCE:
1998                                    $(3,050,000)     $        --      $  (970,000)     $        --      $(4,020,000)
1997                                       (205,100)      (1,315,970)      (1,528,930)              --       (3,050,000)
1996 (1)                                 (1,579,700)              --        1,374,600               --         (205,100)



(1) 1996 represents the nine-month transition period ended December 31, 1996.