Form 10-K405/A
period 1998-12-31
ELTRAX SYSTEMS INC
filed 1999-04-30
CIK 797448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of MARCH 18, 1999, 13,039,938 shares of Common Stock of the registrant were outstanding, and the aggregate market value of the Common Stock of the registrant as of that date (based upon the last reported sale price of the Common Stock reported on that date by the NASDAQ Small Cap Market), excluding outstanding shares beneficially owned by directors and officers, was $44,744,409.

DOCUMENTS INCORPORATED BY REFERENCE

None

This Form 10-K/A is being filed solely to report the information required under Items 10, 11, 12, and 13. Item 4a from the Company's original Annual Report on Form 10-K is hereby deleted as such information is included in Item 10 of this Form 10-K/A. This information was originally to be incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 25, 1999. The Company has rescheduled the meeting for June 1999 and is accordingly providing the required information herein.

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

     The executive officers and directors of the Company, their ages and the offices held, as of April 12, 1999, are as follows:

         NAME                               AGE      POSITION
         -----------------------------      ---      --------
         DIRECTORS:

         William P. O'Reilly                53       Chairman of the Board

         James C. Barnard                   65       Private Investor

         Patrick J. Dirk                    59       Chief Executive Officer of Troy Group, Inc.

         Don G. Hallacy                     43       President and Chief Executive Officer of the
                                                     Company

         Clunet R. Lewis                    52       Secretary and General Counsel

         Stephen E. Raville                 51       Chairman of Pointe Communications, Inc.

         Penelope A. Sellers                48       President of the Company's Encore Subsidiary

         Mack V. Traynor, III               41       Former President and Chief Operating Officer of the
                                                     Company

         EXECUTIVE OFFICERS (EXCLUDING DIRECTORS):

         Edward C. Barrett                  50       Executive Vice President

         Terri S. Allen                     44       Vice President-Sales and Marketing

         Nicholas J. Pyett                  39       Chief Financial Officer and Treasurer

     Information regarding the business experience of the executive officers and directors is set forth below.

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

     JAMES C. BARNARD has served as a director of the Company since 1997. Prior to his retirement, Mr. Barnard served as Chairman and Chief Executive Officer of Access America Telemanagement, Inc., a telecommunications management company which Mr. Barnard founded in July 1989. Prior to forming Access America Telemanagement, Inc., Mr. Barnard served as Chairman and Chief Executive Officer of LDX NET, INC., a telecommunications company which merged with Wiltel in July 1987 to form the Williams Telecommunications Group, Inc. From July 1987 to June 1989, Mr. Barnard served as Vice Chairman of the Board of Directors of Williams Telecommunications Group, Inc.

     PATRICK J. DIRK has served as a director of the Company since its formation and served as Chairman of the Board from February 1995 until August 1995. Mr. Dirk served as President and Chief Executive Officer of the Company from its formation until September 1985 and as Chairman of the Board from formation until May 1989. Mr. Dirk is Chairman of the Board and Chief Executive Officer of Troy Group, Inc., an enterprise output solutions provider. From 1973 until 1982, Mr. Dirk was employed in various executive positions and as a Board member with Kroy Inc., a marketer of automated lettering systems.

     DON G. HALLACY was named President, CEO and a director of the Company in April 1999. Prior to joining the Company, Mr. Hallacy was with Sprint for 7 years. At Sprint he held several key senior level positions including Vice President - Data Networks Operations, Vice President - Strategic Growth Initiatives and Vice President - Technology Integration. As Vice President of Data Networks Operations, he oversaw an organization of 1500 people and managed all aspects of this high growth area, including network monitoring, service delivery, service assurance and system development. In the role of Vice President - Strategic Growth Initiatives, Mr. Hallacy played a key role in the setting and implementation of Sprint's broadband and application services strategy. As Vice President - Technology Integration, he oversaw management and development of products for Sprint's business and government markets. Mr. Hallacy has also served on the Board of Directors for Iridium North America. Prior to joining Sprint, Mr. Hallacy had an extensive background in systems development and strategy with McKinsey & Co. and Andersen Consulting.

     CLUNET R. LEWIS has served as a director of the Company since August 1995. From April 1997 he served as General Counsel and Secretary of the Company. From September 1996 to March 1997, Mr. Lewis served as Acting Chief Financial Officer of the Company. Mr. Lewis was a member of the law firm of Jaffe, Raitt, Heuer & Weiss, P.C. for 20 years, ending in 1993. From 1989 to 1994, Mr. Lewis acted as Secretary, General Counsel and director of Military Communications Center, Inc. Since 1993, Mr. Lewis has also served on the Board of Directors and the audit committee of Sun Communities, Inc., a New York Stock Exchange real estate investment trust.

     STEPHEN E. RAVILLE has been a director of the Company since October 1997. Since 1996, Mr. Raville has been Chairman of the Board of Pointe Communications, Inc. Mr. Raville is also President and controlling shareholder of First Southeastern Corp., a private investment company he formed in 1992. In 1983, Mr. Raville founded TA Communications, a long-distance telephone company, and served as its President. In 1985, in conjunction with a merger between TA Communications and Advanced Telecommunications ("ATC"), he became Chairman and Chief Executive Officer of ATC until the merger of ATC into WorldCom in late 1992. He currently serves on the Board of Directors of Pointe Communications, Inc.

     PENELOPE A. SELLERS has been a director of the Company since September, 1998 following the acquisition of Encore Systems, Inc. by the Company. Ms. Sellers has been President of Encore Systems, Inc. for 20 years.

     MACK V. TRAYNOR, III has been a director of the Company since August 1995. Since late 1998 Mr. Traynor has been President, CEO and a Director of Neo Networks, a manufacturer of data communications equipment. Until September 1997, Mr. Traynor served as Chief Operating Officer of the Company. From August 1995 to January 1997, Mr. Traynor served as Chief Executive Officer of the Company, and from September 1995 to May 1996, Mr. Traynor was the Company's Chief Financial Officer. From June 1988 to July 1995, Mr. Traynor was the President and Chief Operating Officer of Military Communications Center, Inc., a company which provided telecommunications services to US military personnel and which was acquired by LDDS Communications in October 1994. From July 1980 to May 1988, Mr. Traynor was employed by US West, most recently as President of the US West Enterprises Technologies division, which was responsible for designing, developing and marketing new products for the telecommunications industry. Mr. Traynor is also a director of Telident, Inc. and HEI, Inc.

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

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and all persons who beneficially own more than 10% of the outstanding shares of the Company's Common Stock ("Reporting Persons") to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company. Reporting persons are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon a review of the copies of such forms furnished to the Company for the year ended December 31, 1998, and the information provided to the Company by Reporting Persons of the Company, no Reporting Person failed to file the forms required by Section 16 of the Exchange Act on a timely basis.

ITEM 11. DIRECTOR AND EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     DIRECTORS' FEES. The Company pays non-employee directors $1,500 cash compensation for each fiscal quarter. Accordingly, during the year ended December 31, 1998, Messrs. Barnard, Dirk, Traynor and Raville each received $6,000 cash compensation for service in 1998. Mr. Traynor received compensation of $6,477 and certain employee benefits as an employee of the Company. The Company reimburses directors for out-of-pocket expenses incurred in attending Board or committee meetings.

     STOCK OPTIONS. In February 1998, the Board of Directors approved the grant of an option to purchase 10,000 shares of Common Stock to each non-employee director. Mr. O'Reilly received options to purchase 75,000 shares of Common Stock in 1998. Mr. Lewis received options to purchase 50,000 shares of Common Stock in 1998.

     The Compensation Committee or the Board of Directors will likely grant options to the Company's current and any future non-employee directors from time to time.

EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table sets forth the cash and non-cash compensation for each of the last three fiscal years, as well as the nine-month transition period ended December 31, 1996, awarded to or earned by the Chief Executive Officer of the Company as well as for other executive officers of the Company and its subsidiaries whose salary and bonus exceeded $100,000 during the year ended December 31, 1998 (the "Named Executive Officers"). No other executive officer of the Company received or earned compensation in the form of salary and bonus which exceeded $100,000 during the year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                   ANNUAL COMPENSATION              COMPENSATION         ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR          SALARY (S)          BONUS ($)         OPTIONS (#)      COMPENSATION ($)
---------------------------     ----          ----------          ---------         -----------      ----------------
  William P. O'Reilly (1)
  CHIEF EXECUTIVE OFFICER       1998           $103,846               $-                 75,000
                                1997                                   -                150,000        $        -
                                1996(5)          72,692                -                      -            25,000
                                1996(6)               -                -                      -                 -
                                                      -                                                         -

    Clunet R. Lewis (2)
    GENERAL COUNSEL AND         1998           $103,846              $-                  50,000        $        -
         SECRETARY              1997             72,692               -                  75,000            25,000
                                1996(5)               -               -                       -                 -
                                1996(6)               -               -                       -                 -

   Edward C. Barrett (3)
 EXECUTIVE VICE PRESIDENT       1998           $136,850              $-                       -        $        -
AND CHIEF OPERATING OFFICER     1997             38,760               -                  46,667                 -
                                1996(5)               -               -                       -                 -
                                1996(6)               -               -                       -                 -

   Nicholas J. Pyett (4)
  CHIEF FINANCIAL OFFICER       1998           $135,000              $-                  10,000        $        -
       AND TREASURER            1997             94,134               -                 100,000                 -
                                1996(5)               -               -                       -                 -
                                1996(6)               -               -                       -                 -

(1) William O'Reilly became the Chief Executive Officer in January 1997. Until April 1, 1997, when he became an employee, Mr. O'Reilly was a consultant to the Company. Mr. O'Reilly became an employee on April 1, 1997. The Company paid $25,000 to Mr. O'Reilly in 1997 as a consultant. Such amount is listed under "All Other Compensation". In April 1999, Mr. O'Reilly again entered into a consulting contract with the Company.

(2) Clunet R. Lewis became the Secretary and General Counsel in January 1997. Until April 1, 1997, when he became an employee, Mr. Lewis was a consultant to the Company. Mr. Lewis became an employee on April 1, 1997. The Company paid $25,000 to Mr. Lewis in 1997 as a consultant. Such amount is listed under "All Other Compensation". In April 1999, Mr. Lewis again entered into a consulting contract with the Company.

(3) Edward C. Barrett became an employee on August 15, 1997 with the acquisition of Hi-Tech Connections, Inc. and was elected Executive Vice President in 1997.

(4) Nicholas J. Pyett joined the Company as Chief Financial Officer and Treasurer on April 1, 1997.

(5) Represents the nine-month period ended December 31, 1996. In October 1996, the Company changed its fiscal year end from March 31 to December 31, effective December 31, 1996.

(6)  Represents the twelve-month period ended March 31, 1996.

                  AGGREGATED OPTION EXERCISES IN THE YEAR ENDED
                   DECEMBER 31, 1998 AND YEAR-END OPTION VALUE

                                                                                         VALUE OF UNEXERCISED
                                             NUMBER OF UNEXERCISED OPTIONS/SAR'S       IN-THE-MONEY OPTIONS/SAR'S
                         SHARES                        AT FISCAL YEAR END                AT FISCAL YEAR END (1)
                      ACQUIRED ON          VALUE  ---------------------------------------------------------------
NAME                  EXERCISE IN 1998   RECEIVED ($) EXERCISABLE     UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
William P. O'Reilly           --          N/A          235,000               --          $15,977           $-
Clunet R. Lewis               --          N/A          135,000               --           15,977           --
Edward C. Barrett             --          N/A           43,500            3,167               --           --
Nicholas J. Pyett             --          N/A           60,000           50,000               --           --

(1) Value of the Company's unexercised, in-the-money options based on the average of the high and low price of the Company's Common Stock as of December 31, 1998 which was $4.53.

                            OPTIONS/SAR GRANTS TABLE

                                                                                                          POTENTIAL REALIZABLE
                                                                                                            VALUE AT ASSUMED
                                    SHARES                                                                 ANNUAL RATES OF STOCK
                                  UNDERLYING          % OF TOTAL                                            PRICE APPRECIATION
                                 OPTIONS/SARS        OPTIONS/SARS        EXERCISE                            FOR OPTION TERM
                                  GRANTED IN          GRANTED TO          PRICE       EXPIRATION
NAME                                 1998          EMPLOYEES IN 1998     ($/SH.)         DATE             5%                   10%
William P. O'Reilly                 75,000               9.0%          $  5.13          2/09/08          $241,731           612,595
Clunet R. Lewis                     50,000               6.0              5.13          2/09/08           161,154           408,397
Edward C. Barrett                       --                --              N/A               N/A                --                --
Nicholas J. Pyett                   10,000               1.2              5.13          2/09/08            32,231            81,679

EMPLOYMENT AGREEMENTS

     BARRETT EMPLOYMENT AGREEMENT. Edward C. Barrett, an executive officer of the Company entered into an Employment and Non-Competition Agreement with the Company on August 15, 1997 (the "Barrett Employment Agreement"). The Barrett Employment Agreement provides for a minimum annual base salary for Mr. Barrett of $100,000. The Barrett Employment Agreement contains a two-year non-competition clause in the event of termination of Mr. Barrett's employment. The Barrett Employment Agreement will terminate on July 31, 2000, unless terminated earlier. Commencing August 1, 2000 and on each August 1st thereafter, the term of the Barrett Employment Agreement will be automatically extended for one (1) additional year unless on or before the July 1 immediately preceding any such renewal period either party gives written notice to the other of the cessation of further extensions, in which case no further automatic extensions will occur. The Barrett Employment Agreement may be terminated (i) by Eltrax immediately for cause; (ii) by either party upon 75 days' written notice for whatever reason; and (iii) automatically in the event of the death or disability of Mr. Barrett. In the event that Eltrax terminates the Barrett Employment Agreement without cause, Mr. Barrett will be entitled to continue to be paid his base salary through the termination date or 75 days, whichever is greater.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of March 31, 1999, unless otherwise noted, by (a) each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, (b) each director and nominee for director, (c) each executive officer named in the Summary Compensation Table below under the heading "Executive Compensation and Other Benefits -- Summary of Cash and Certain Other Compensation," and (d) all executive officers and directors of the Company as a group.

                                                                                          SHARES OF COMMON STOCK
                                                                                         BENEFICIALLY OWNED (1)(2)
                                                                                         -------------------------
                                                                                                PERCENT
NAME                                                                   AMOUNT                  OF CLASS
----                                                                   ------                  --------
William P. O'Reilly                                               1,509,416     (3)               6.4%
2000 Town Center, Ste. 690
Southfield, Michigan 48075

Edward C. Barrett                                                   558,623     (4)               2.4%
1037C MacArthur Rd
Reading, PA 19605

Mack V. Traynor, III                                                500,000     (5)               2.1%
19880 Sweetwater Curve
Shorewood, MN 55331

Clunet R. Lewis                                                     437,053     (6)               1.8%
2000 Town Center, Ste. 690
Southfield, Michigan 48075

Penelope A. Sellers                                                 418,500                       1.8%
900 Circle 75 Parkway, Ste 1700
Atlanta, GA 30339

Patrick J. Dirk                                                     367,742     (7)               1.6%
Troy Group, Inc.
2331 South Pullman Street
Santa Ana, California 92705

Stephen E. Raville                                                  135,000     (8)                *%
2472 Brookhaven Place
Atlanta, Georgia 30319

Nicholas J. Pyett                                                   110,000     (9)                *%
2000 Town Center, Ste. 690
Southfield, MI 48075

Don G. Hallacy                                                      110,000    (10)                *%
900 Circle 75 Parkway, Ste. 1700
Atlanta, GA 30339

James C. Barnard                                                     85,000    (11)                *%
14308 Spyglass Ridge
Chesterfield, Missouri 63017

All current directors and executive officers as a group            4,231,334   (12)             17.8%

*    LESS THAN 1% OF THE ISSUED AND OUTSTANDING SHARES OF COMMON STOCK.

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

(2) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares.

(3) Includes options to purchase 235,500 shares of Common Stock, all exercisable within 60 days.

(4) Includes 100,000 shares owned by Mr. Barrett's wife as to which he may be deemed to share voting and investment power, 15,000 shares owned by Mr. Barrett as custodian for his minor children as which he may be deemed to have sole voting and investment power and options to purchase 43,500 shares of Common Stock, all exercisable within 60 days.

(5) Includes options to purchase 278,447 shares of Common Stock, all exercisable within 60 days.

(6) Includes 50,000 shares of Common Stock held in trust for Mr. Lewis's children as to which he may be deemed to have voting and investment power, and options to purchase 135,500 shares of Common Stock, all exercisable within 60 days.

(7) Includes 11,567 shares of Common Stock owned by Troy Systems, Inc. of which Mr. Dirk is the Chairman of the Board, as to which he may be deemed to have sole voting and investment power, 280,675 shares owned jointly with Mr. Dirk's wife, as to which he may be deemed to share voting and investment power and options to purchase 75,500 shares of Common Stock, all exercisable within 60 days.

(8) Includes options to purchase 35,000 shares of Common Stock, all exercisable within 60 days.

(9) Includes options to purchase 110,000 shares of Common Stock, all exercisable within 60 days.

(10) Includes options to purchase 100,000 shares of Common Stock, all exercisable within 60 days and 10,000 shares owned by Mr. Hallacy's wife's trust as to which he may be deemed to share voting and investment power.

(11) Includes options to purchase 35,000 shares of Common Stock, all exercisable within 60 days.

(12) Includes (i) an aggregate of 417,242 shares of Common Stock held by controlled corporations, jointly with spouses or by spouses, as to which members of the group may be deemed to have sole or shared voting and investment power, and (ii) options to purchase an aggregate of 1,048,447 shares of Common Stock exercisable within 60 days held by members of the group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     O'REILLY CONSULTING AGREEMENT.

     Effective April 1999, Mr. O'Reilly entered into a consulting agreement with the Company. The contract provides for an initial consulting fee of $225,000, and a consulting fee of $250,000 for years thereafter. The agreement is for two years ending March 31, 2001, and renews for successive one-year periods if not terminated earlier by the Company or Mr. O'Reilly. The agreement contains a non-competition clause that expires two years after the termination of the agreement.

     LEWIS CONSULTING AGREEMENT.

     Effective April 1999, Mr. Lewis entered into a consulting agreement with the Company. The contract provides for an initial consulting fee of $215,000, and a consulting fee of $240,000 for years thereafter. The agreement is for two years ending March 31, 2001, and renews for for successive one-year periods if not terminated earlier by the Company or Mr. Lewis. The agreement contains a non-competition clause that expires two years after the termination of the agreement.

     HI-TECH CONNECTIONS, INC. ACQUISITION. On August 1, 1997, the Company acquired its Hi-Tech Connections subsidiary from its owners, including Edward
C. Barrett, for approximately 919,999 shares of Common Stock (the "Hi-Tech Acquisition Shares"). All of the Hi-Tech Acquisition Shares are restricted stock, and have certain piggyback registration rights. All expenses of such registration will be borne by the Company.

     In addition to the foregoing, Eltrax entered into an Employment and Non-Competition Agreement with Edward C. Barrett. See "Employment Agreements -Barrett Employment Agreement."

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf on April 30, 1999 by the undersigned, thereunto duly authorized.

                                       ELTRAX SYSTEMS, INC.

                                       By: /s/ William P. O'Reilly
                                           -------------------------
                                               William P. O'Reilly
                                               Chairman of the Board