Form 10-Q
period 1999-03-31
ELTRAX SYSTEMS INC
filed 1999-05-14
CIK 797448

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1999

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

Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of May 6, 1999: 23,722,608.

                           PART I-ITEM 1: FINANCIAL STATEMENTS

                                   ELTRAX SYSTEMS, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31,         DECEMBER 31,
                                                                              1999              1998 (1)
                                                                           ----------         -------------

ASSETS:
Current assets:

      Cash and cash equivalents                                            $  1,898,299        $ 7,240,130
      Accounts receivable, net                                               19,544,741         23,216,686
      Inventories, principally finished goods                                 5,040,405          5,060,159
      Other current assets                                                    4,107,012          4,093,846
                                                                           ------------        -----------
         Total current assets                                                30,590,457         39,610,821


Furniture and equipment, net                                                  3,907,359          3,680,287
Capitalized software, net                                                     7,546,253          7,783,169
Intangibles, net                                                             18,320,454         18,906,237
                                                                           ------------        -----------
           Total assets                                                    $ 60,364,523       $ 69,980,514
                                                                           ------------        -----------
                                                                           ------------        -----------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Line of credit                                                       $          -        $ 3,998,203
      Current portion of long-term debt                                       2,461,782          2,842,072
      Accounts payable                                                        7,806,451          6,417,449
      Accrued compensation                                                    1,190,922          1,326,570
      Accrued expenses                                                        6,680,916          5,165,595
      Unearned revenue and customer deposits                                  9,743,578         11,044,540
      Income taxes payable                                                      441,137            697,778
                                                                           ------------        -----------
         Total current liabilities                                           28,324,786         31,492,207

Long-term debt                                                                2,289,231          2,706,357
                                                                           ------------        -----------
         Total liabilities                                                   30,614,017         34,198,564

Shareholders' equity:

      Common stock, $.01 par value, 50,000,000 shares authorized;
         23,711,608 and 23,834,436 shares issued and outstanding                237,116            238,345
      Additional paid-in capital                                             75,325,663         75,667,193
      Accumulated deficit                                                   (45,306,919)       (39,195,705)
      Treasury stock, at cost, 144,273 shares                                         -           (387,221)
      Accumulated other comprehensive loss                                     (505,354)          (540,662)
                                                                           ------------        -----------
         Total shareholders' equity                                          29,750,506         35,781,950
                                                                           ------------        -----------
           Total liabilities and shareholders' equity                      $ 60,364,523       $ 69,980,514
                                                                           ------------        -----------
                                                                           ------------        -----------

(1) Amounts have been restated to reflect pooling-of-interests transactions, see Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ELTRAX SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                1999                1998 (1)
                                                                           -------------          ------------
Revenue                                                                     $ 29,689,271          $ 29,581,628

Cost of revenue                                                               18,102,254            19,155,773
                                                                            ------------          ------------
Gross profit                                                                  11,587,017            10,425,855

Operating expenses:
  Selling, general and administrative                                         10,268,046             9,323,200
  Research and development                                                       875,496               503,990
  Amortization of intangibles                                                    585,783               289,779
  Reorganization costs                                                         3,600,000                     -
  Transaction costs                                                            2,288,379                     -
                                                                            ------------          ------------
  Total operating expenses                                                    17,617,704            10,116,969
                                                                            ------------          ------------
  Operating income (loss)                                                     (6,030,687)              308,886

Interest income                                                                   71,792               115,108
Interest expense                                                                (231,838)             (123,695)
                                                                            ------------          ------------
  Income (loss) before income taxes                                           (6,190,733)              300,299

Income tax expense (benefit)                                                     (79,519)               26,977
                                                                            ------------          ------------

  Net income (loss)                                                         $ (6,111,214)         $    273,322
                                                                            ------------          ------------
                                                                            ------------          ------------


Net income (loss) per common share -basic                                   $      (0.26)         $       0.01
                                                                            ------------          ------------
                                                                            ------------          ------------
                                   -fully diluted                                                 $       0.01
                                                                                                  ------------
                                                                                                  ------------

Weighted average shares outstanding -basic                                    23,697,795            21,607,344
                                                                            ------------          ------------
                                                                            ------------          ------------

                                    -fully diluted                                                  22,425,584
                                                                                                  ------------
                                                                                                  ------------

(1) Amounts have been restated to reflect pooling-of-interests transactions, see
Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ELTRAX SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                         1999                         1998 (1)
                                                                                     -------------                  -------------


OPERATING ACTIVITIES:

      Net income (loss)                                                              $ (6,111,214)                  $   273,220
      Adjustments to reconcile net loss to net cash provided by
         (used for) operating activities:
            Amortization of capitalized software                                          342,114                       337,145
            Amortization of intangibles                                                   585,783                       289,779
            Depreciation                                                                  390,465                       302,672
            Stock and warrants issued for services                                         10,736                        12,000
            Realized investment gain                                                            -                        (9,000)
            Changes in current operating items:
              Accounts receivable, net                                                  3,671,945                     1,164,561
              Inventories                                                                  19,754                       323,722
              Other current assets                                                        (13,166)                     (232,981)
              Accounts payable                                                          1,389,002                     1,152,038
              Accrued compensation                                                       (135,648)                     (241,715)
              Accrued expenses                                                          1,515,321                      (673,478)
              Unearned revenue and customer deposits                                   (1,300,962)                   (1,029,725)
              Other current liabilities                                                  (256,641)                     (164,342)
                                                                                     ------------                   ------------
            Net cash provided by operating activities:                                    107,489                     1,503,896
                                                                                     ------------                   ------------
INVESTING ACTIVITIES:
      Proceeds from sale of securities available for sale                                       -                       259,000
      Software development costs capitalized, net                                        (105,198)                     (425,000)
      Purchases of furniture and equipment, net                                          (617,537)                     (511,662)
      Other, net                                                                                -                        26,000
                                                                                     ------------                   ------------
            Net cash used for investing activities:                                      (722,735)                     (651,662)
                                                                                     ------------                   ------------
FINANCING ACTIVITIES:
      Payments on long-term debt and capital leases                                      (797,416)                     (106,000)
      Payments on credit line, net                                                     (3,998,203)                     (597,897)
      Proceeds from issuances of common stock and warrants, net                            40,627                        36,825
      Payments issued in lieu of fractional shares                                         (6,901)                            -
                                                                                     ------------                   ------------
         Net cash used for financing activities:                                       (4,761,893)                     (667,072)
                                                                                     ------------                   ------------
EFFECT OF CHANGES IN CURRENCY EXCHANGE RATE                                                35,308                       (32,000)

         Increase (decrease) in cash and cash equivalents                              (5,341,831)                      153,162
                                                                                     ------------                   ------------
CASH AND CASH EQUIVALENTS:
Beginning of period                                                                     7,240,130                     9,260,364
                                                                                     ------------                   ------------
End of period                                                                         $ 1,898,299                   $ 9,413,526
                                                                                     ------------                   ------------
                                                                                     ------------                   ------------

(1) Amounts have been restated to reflect pooling-of-interests transactions, see
    Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

                              ELTRAX SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999

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

     In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position as of March 31, 1999 and the results of operations and cash flows for the periods ended March 31, 1999 and 1998. The condensed consolidated financial statements include the accounts of Eltrax Systems, Inc. and its subsidiaries, including Sulcus Hospitality Technologies Corp. and subsidiaries ("Sulcus"), and Windward Technology Group, Inc. ("Windward"), which merged with the Company in the first quarter of 1999 in transactions accounted for as pooling-of-interests. Prior financial statements have been restated to include the results of Sulcus and Windward for all periods presented. Significant intercompany transactions have been eliminated.

     The year-end condensed consolidated balance sheet was derived primarily from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998 and Form 8-Ks dated March 25, 1999 and March 31, 1999 describing the acquisitions of Sulcus and Windward.

2.   NET INCOME (LOSS) PER SHARE

     The basic income (loss) per common share is determined by dividing income
     (loss) by the weighted average number of common shares outstanding. Diluted income per common share is determined by dividing income by the weighted average number of common shares and common stock equivalents outstanding. Common stock equivalents of 818,240 in 1998 represent shares issuable upon the assumed exercise of dilutive stock options.

3.   MERGERS

     SULCUS HOSPITALITY TECHNOLOGIES, CORP.

     On November 11, 1998 the Company announced that it had agreed to merge with Sulcus in a pooling-of-interests transaction. The merger was contingent on shareholder votes by both the Company and Sulcus. The votes approving the merger were completed on March 25, 1999 and the transaction was closed on March 26, 1999. Eltrax exchanged 9,296,669 shares in connection with the merger as well as $6,900 in cash for 1,577 fractional shares. The combined companies have also incurred approximately $2,037,000 in transaction costs related to the merger. These transaction costs have been included in operating expenses in the first quarter.

     Sulcus develops, sells and services technology products and software throughout the world, primarily to the hospitality industry.

     WINDWARD TECHNOLOGIES GROUP, INC.

     On March 31, 1999 the Company merged with Windward. The merger has been accounted for as a pooling-of-interests transaction. The prior owners of Windward received 1,375,001 shares of the Company's common stock. The transaction costs of $251,000 related to the merger have been included in operating expenses in the first quarter. Windward develops, sells and services data networking and software products.

     The following table summarizes the combined and separate results of the Company, Sulcus, and Windward for the first quarter of 1998. The 1998 results included in the statements of operations have been restated to include the results of Sulcus and Windward.


                  Revenue:
                      Eltrax, as previously reported          $14,974,873
                      Sulcus                                   14,465,000
                      Windward                                    141,755
                                                              -----------
                  Total revenue                               $29,581,628
                                                              -----------
                                                              -----------
                  Net income (loss):

                      Eltrax, as previously reported          $  (187,246)
                      Sulcus                                      420,000
                      Windward                                     40,568
                                                              ------------
                  Total net income                            $   273,322
                                                              ------------
                                                              ------------


4.   REORGANIZATION EXPENSES

     In connection with the Company's merger with Sulcus and Windward and the relocation of Company headquarters to Atlanta, the Company has recorded significant reorganization costs in the first quarter of 1999. These charges are based upon Management's plans established in the first quarter of 1999 and consist of the following items:

                                                                       Amounts
                                                                      Accrued at
                                                  Costs              March 31, 1999
         Severance and related costs             $1,741,000            $1,019,000
         Facility costs                             932,000               932,000
         Program closure costs                      305,000                88,000
         Other costs                                622,000               293,000
                                                 ----------            ----------
                                                 $3,600,000            $2,332,000
                                                 ----------            ----------
                                                 ----------            ----------


     The severance and related costs are attributable to approximately 30 employees who have been, or will be, terminated by the Company. These costs include $722,000 paid to Leon Harris, the former President of Sulcus, to settle obligations under his employment agreement.

     The facility costs represent the costs for leased facilities that will not be utilized for their full terms. The leases include the former Sulcus corporate headquarters in Greensburg, Pennsylvania and the portion of the Wichita, Kansas Sulcus office used for research and development activities. These costs will be decreased if the Company is able to sublease this space.

     Further, the Company also determined during the first quarter to discontinue its efforts to develop certain products, including the Legacy products previously being developed at Sulcus. The $305,000 in expenses related to this decision include the write-off of $167,000 in software costs that had been previously capitalized.

     The $622,000 of other costs includes recruiting and relocation costs incurred in the first quarter relating to organizational changes as well as other costs related to the Company's change in focus from certain activities.

     The Company expects to substantially complete the reorganization by December 31, 1999. The Company expects to incur approximately $500,000 in additional reorganization costs in the second and third quarters of 1999. These costs will be charged to expense as incurred and primarily include relocating certain executives to Atlanta and recruiting additional executives to fill key positions following the relocation and mergers.

5.   OTHER COMPREHENSIVE INCOME

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires that the Company's change in foreign currency translation adjustments be included in other comprehensive income.

                                                         1999                  1998
                                                     ------------          ----------
        Net income (loss)                             $(6,111,214)         $  273,322
        Other comprehensive income:
            Foreign currency translation                   62,817             (41,000)
                                                     ------------          ----------
        Comprehensive income                          $(6,048,397)         $  232,322
                                                     ------------          ----------
                                                     ------------          ----------


6.   HALLACY EMPLOYMENT AGREEMENT

     In March 1999, the Company entered into an employment agreement with Don G. Hallacy whereby Mr. Hallacy became President and Chief Executive Officer of the Company in April 1999. Under Mr. Hallacy's employment agreement, the Company granted Mr. Hallacy 500,000 stock options which vest over four years. To compensate for the unvested appreciation of options that Mr. Hallacy had at his previous employer, the Company has guaranteed that the Eltrax options shall be worth at least $1,305,000 by March 31, 2003.
     Should the options not be worth at least $1,305,000, the Company will pay Mr. Hallacy the shortfall. The cost of this guarantee may be offset by changes in the price of the Company's common stock and will be charged to earnings ratably over the vesting period.

7.   SEGMENT INFORMATION

     Taking into account the merger of Sulcus and Windward late in the first quarter of 1999, the Company is reporting information for two segments, the Network Solutions Group and the Applications and Support Group. Due to the recent mergers and the reorganization of the Company, the Company is currently reviewing its management reporting structure and accordingly may report using different segments in the future.

        Network Solutions: The Network Solutions Group is comprised of several regional offices that provide networking services and equipment to customers throughout North America. The Network Group also encompasses the Company's Network Operations Center.

        Applications and Support: The Applications and Support Group provides software, proprietary hardware and related services, primarily to the hospitality industry.

     The accounting policies of the reportable segments are the same as those described in the Notes to Consolidated Financial Statements in the Company's 1998 Form 10-K. Management evaluates the business unit performance based on income before income taxes, intangibles amortization, interest income and expense and corporate expenses. Intersegment sales and transfers are not significant.

     Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):


                                                        Three Months Ended March 31, 1999
                                               -----------------------------------------------------

                                                   Network      Applications and
                                                  Solutions          Support             Total
                                               ---------------- ------------------ -----------------
          Revenue                                  $ 11,383          $ 18,306          $ 29,689
          Segment profit                                 37             1,841             1,878
          Total assets                               16,416            43,666            60,082


                                                        Three Months Ended March 31, 1998
                                               -----------------------------------------------------

                                                   Network      Applications and
                                                  Solutions          Support            Total
                                               ---------------- ------------------ -----------------
          Revenue                                   $ 15,116         $ 14,465        $ 29,581
          Segment profit                                 506            1,683           2,189

     The following table reconciles the net segment profit above loss to the pretax income (loss) (in thousands):


                                                                          Three Months Ended March 31,
                                                                       ----------------------------------
                                                                            1999              1998
                                                                       ---------------- -----------------
          Segments, above                                                  $  1,878          $ 2,189
          Corporate expenses                                                 (1,435)          (1,581)
          Interest, net                                                        (160)             (18)
          Amortization (excluding acquired software)                           (586)            (290)
          Transaction and reorganization costs                               (5,888)               -
                                                                           ---------       ---------
          Pretax income (loss)                                            $  (6,191)       $     300
                                                                          =========        =========

8.   LITIGATION

     The Company is involved in several legal proceedings arising from its normal business operations. In management's opinion, the ultimate outcome of these proceedings will not have a material impact on the Company's future financial position or results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in customer demand and requirements, new product announcements, interest rate fluctuations, changes in federal income tax laws and regulations, competition, industry specific factors and world wide economic and business conditions. For a more comprehensive list of uncertainties, see the section entitled "Important Factors to Consider" in the Company's Report on Form 10-K for the year ended December 31, 1998. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

                                  INTRODUCTION

Eltrax is an international provider of network solutions and application and support services. The Company grew through a number of network solutions acquisitions prior to 1998. During the third quarter of 1998 the Company acquired Encore Systems, Inc. ("Encore"), which is engaged in providing application and support services as well as software to the hospitality industry.

Effective March 25, 1999, the Company completed its merger with Sulcus Hospitality Technologies Corp. ("Sulcus"). Sulcus, with 1998 annual sales of approximately $60 million, is a leading provider of application and support services to the hospitality industry. Sulcus develops, manufactures, markets and installs computerized systems designed to automate the handling, storage and retrieval of information and documents including the Squirrel point-of-sale system. Sulcus distributes its products and services throughout the world utilizing a network of distributors and company owned and operated locations.

Effective March 31, 1999 the Company completed its merger with Windward Technology Group, Inc. ("Windward"). Windward develops, sells and services data networking and software products. Revenue in 1998 totaled approximately $3.7 million.

The Sulcus and Windward mergers were accounted for as pooling of interests and, accordingly, all financial information has been restated to give effect to the mergers as if they occurred as of the beginning of the earliest period presented.

During 1998 the Company focused on increasing its mix of value added services and has discontinued the majority of its sales to distribution customers including the Company's Datatech operation which was closed in the first quarter of 1998.

                         SUMMARY RESULTS OF OPERATIONS

Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                            -----------------------------------
         DOLLARS IN THOUSANDS                                     1999            1998
         -------------------------------------------------- ----------------- -----------------
         Revenue                                                 29,689          29,582
         Gross profit                                            11,587          10,426
         Gross profit margin                                       39.0%           35.2%
         Net income (loss)                                      $(6,111)           $273

         Operating expenses (1)                                  11,729          10,117
         Operating income (loss) (1)                               (142)            309
         EBITDA (1) (2)                                            1,176          1,238
         -------------------------------------------------- ----------------- -----------------

          (1) EXCLUDES ONE-TIME MERGER RELATED AND REORGANIZATION CHARGES OF $5,888 IN 1999

          (2) EARNINGS BEFORE INTEREST, INCOME TAXES, DEPRECIATION AND AMORTIZATION OF INTANGIBLES AND SOFTWARE

For the first quarter of 1999, Eltrax's net loss totaled $6.1 million, or $.26 per diluted share, compared with net income of $273 thousand and $.01 per diluted share, for the same period of 1998. The current quarter's results included one-time merger-related and restructuring charges totaling approximately $5.9 million. Excluding these costs, the net loss for the first quarter of 1999 totaled $223 thousand.

Consolidated revenue totaled $29.7 million in the first quarter of 1999, reflecting a slight increase in the quarter-to-quarter comparison with 1998. The comparability of revenue was affected by the inclusion in 1999 of Encore's results and a full quarter of Windward's operations (Windward commenced operations in February 1998). The favorable impact of these transactions was offset by reduced distribution sales, including the closure of the Datatech subsidiary. The gross profit increased by $1.2 million in 1999 and as a percent of revenue was 39.0% in the first quarter of 1999 compared with 35.2% in the year-earlier period. The increased gross profit and margins were attributable to the reduction in sales to distribution customers and improved margins at the Squirrel point-of-sale operations.

Excluding $5.9 million of non-recurring merger-related and restructuring charges, total operating expenses for the first quarter of 1999 totaled $11.7 million, an increase of $1.6 million in the quarter-to-quarter comparison. The inclusion of Encore's results since its acquisition in the third quarter of 1998 was the primary reason for the increase. Amortization of intangibles related to the Encore transaction increased operating expenses by approximately $320,000. As a percent of revenue, operating expenses were 39.5% in the first quarter of 1999 and 34.2% in the same period of 1998.

The reorganization and transaction costs of $5.9 million incurred in the first quarter consisted primarily of costs related to facilities that will not be utilized fully in the future and severance for employees terminated or to be terminated. The Company expects to incur additional reorganization costs of approximately $.5 million in the second and third quarters of 1999 related to the recruitment and relocation of management to Atlanta.

         BUSINESS UNIT PERFORMANCE

                                                          APPLICATIONS
   Dollars in thousands                 NETWORK                AND
                                       SOLUTIONS             SUPPORT           CONSOLIDATED
                                   ------------------- ------------------- ------------------
   FOR THE THREE MONTHS ENDED
       MARCH 31,                      1999      1998      1999      1998      1999      1998
   ------------------------------- --------- --------- --------- --------- --------- --------
   Revenue                         $11,384   $15,116     $18,305   $14,466  $29,689   $29,582
   Gross profit                      3,049     3,446       8,538     6,980   11,587    10,426
   Operating expenses                3,012     2,940       6,697     5,297    9,709     8,237
                                   --------- --------- --------- --------- --------- --------
   Earnings before interest,
      taxes and amortization            37       506       1,841     1,683   1,878     2,189
   Unallocated items
     Corporate expenses                                                      1,436     1,581
     Amortization expense (1)                                                  585       290
     Transaction costs                                                       2,288         -
     Reorganization costs                                                    3,600         -
                                                                           --------- --------
       Operating income (loss)                                              (6,031)      318

       Interest expense, net                                                   160        18
                                                                            --------- --------
         Pre tax income                                                    $(6,191)     $300
                                                                            --------- --------

    Gross margin                      26.8%     22.8%       46.6%     48.3%   39.0%     35.2%

     (1)  EXCLUDING AMORTIZATION OF SOFTWARE WHICH IS CHARGED TO GROSS
          PROFIT

Eltrax currently operates in the following two business segments:

     NETWORK SOLUTIONS GROUP - This group designs and installs networking systems for a diverse corporate and government customer base. The Network Solutions Group also provides monitoring, management, and maintenance services to support enterprise networks.

     APPLICATIONS AND SUPPORT GROUP - This group provides software, proprietary hardware and related services primarily to the hospitality industry.

The key factors used to identify reportable business segments are the organization and alignment of Eltrax's internal operations, the nature of the products and services and customer type. Management evaluates business unit performance based on earnings before interest, taxes, and amortization (EBITA). Items not allocated to business segments include corporate expenses, amortization of intangibles (excluding amortization on acquisition related software), one-time merger-related and restructuring costs, and interest income and expense. The results set forth in this section are not necessarily a measure determined in accordance with generally accepted accounting principles and may not be comparable to other companies

NETWORK SOLUTIONS GROUP

                                                                       THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                -------------------------
               DOLLARS IN THOUSANDS                                  1999         1998      CHANGE
               ------------------------------------------------ ------------ ------------ ----------
               Revenue                                            $11,384      $15,116     (24.7)%
               Cost of revenue                                      8,335       11,670     (28.6)
                                                                ------------ ------------
               Gross profit                                         3,049        3,446     (11.5)
                  Gross profit margin                                26.8%        22.8%
               Operating expenses                                   3,012        2,940       2.4
                     EBITA                                        $    37       $  506     (92.7)
               ------------------------------------------------ ------------ ------------ ----------

First quarter 1999 operating results in the Network Services Group reflect the impact of actions taken in the past year to reposition operations to areas with higher growth and wider margin potential. Revenues declined due to reduced sales from the closure of the Datatech subsidiary and Eltrax's distribution operations, in 1998. This was partially offset by revenue growth within the recently acquired Windward operations. While sales and gross profit both declined in the quarter-to-quarter comparison, the gross margin increased to 26.8% reflecting a change in the mix of sales to focus on services and products with higher margins.

APPLICATIONS AND SUPPORT GROUP

                                                                           THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                     --------------------------
               DOLLARS IN THOUSANDS                                       1999          1998      CHANGE
               ----------------------------------------------------- ------------- ------------ ---------
               Revenue                                                 $18,305       $14,466      26.5%
               Cost of revenue                                           9,767         7,486      30.5
                                                                     ------------- ------------
                  Gross profit                                           8,538         6,980      22.3
                  Gross profit margin                                     46.6%         48.3%
               Operating expenses                                        6,697         5,297      26.4
               EBITA, after amortization of acquired software          $ 1,841       $ 1,683       9.4
               ----------------------------------------------------- ------------- ------------ ---------

For the first three months of 1999, Applications and Support Group revenue and gross profit increased $3.8 million and $1.6 million, respectively, primarily due to the Encore acquisition in September 1998. In addition, sales from the Senercomm subsidiary, a provider of in-room management systems for the hospitality industry, increased almost $.5 million. Operating expenses increased due to the inclusion of Encore's results in the current quarter. Adding back the amortization of acquired software of $277 thousand would result in EBITA of $2.1 million in 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents totaled $1.9 million at March 31, 1999 and compared to $7.2 million at December 31, 1998. The lower cash balances reflect the items discussed below.

                                                                      THREE MONTHS
                                                                     ENDED MARCH 31
                                                                -------------------------
               DOLLARS IN THOUSANDS                                  1999         1998
               ------------------------------------------------ ------------ ------------
               Cash provided (used) by
                  Operating activities                             $   107      $  1,504
                  Investing activities                                (723)         (652)
                  Financing activities                              (4,761)         (667)
                                                                   -------      --------
                                                                   $(5,377)     $    185
                                                                   ========     ========

Cash used for operations in the first quarter of 1999 totaled $.1 million compared with $1.5 million in the first quarter of 1998. The net loss in 1999 of $6.1 million was offset by non-cash charges for depreciation and amortization of software and intangibles of $1.3 million and a reduction in accounts receivable of $3.7 million. The reduction in accounts receivables is primarily attributable to certain annual maintenance billings made late in the fourth quarter that were collected in the first quarter.

Cash used for investing activities totaled $.7 million in both the first quarter of 1999 and 1998. Capital expenditures totaled $.6 million in the current quarter and were in part related to costs for the Company's new information systems.

Cash used for financing activities was $4.8 million in 1999 and was primarily utilized to pay down the Eltrax and Sulcus short-term credit lines and to reduce long-term obligations.

The Company renegotiated its credit facility in September 1998 resulting in availability under the credit line of $6.0 million as well as a $4.0 million term loan. The revised agreement also modified certain covenants, and extended the agreement to September 2001. The availability under the credit line is limited to the Company's borrowing base, which is a function of certain accounts receivable and inventory. At March 31, 1999, the borrowing base was approximately $4.6 million with no borrowings outstanding. The Company was not in compliance with certain covenants in early 1999. The bank has waived this noncompliance.

During 1999, the Company anticipates renegotiating its banking agreements to include certain Sulcus assets in its borrowing base and to modify existing covenants. The Company expects that the revised credit facility and cash on hand will be sufficient to meet its short-term financing needs and expects to meet future covenant requirements. The Company expects to meet certain long-term capital requirements such as acquisitions through the issuance of equity or debt securities. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet long-term capital requirements.

                               YEAR 2000 UPDATE

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

INTERNAL BUSINESS PROCESSING SYSTEMS. The first area of concern is the impact of the Year 2000 Issue on internal business processing systems. Due to Eltrax's growth through a number of acquisitions, Eltrax currently uses a number of different business processing systems. Certain of these systems may not be Year 2000 capable. To address the inefficiencies caused by multiple systems and the Year 2000 Issue, Eltrax determined in early 1998 to replace all existing systems with new uniform Year 2000 capable systems that are expected to improve operating efficiency. These systems are also being implemented at Windward and at the majority of the domestic Sulcus operations. The final software selection was made in late 1998. The implementation is expected to occur throughout 1999. The cost of these systems, including software, hardware, and implementation costs, is expected to be in the range of $600,000 to $750,000. At March 31, 1999, costs of approximately $400,000 had been incurred.

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

COMPANY PRODUCTS. The third area of concern involves Eltrax hardware and software products. The Company's current hardware and software products are believed to be Year 2000 capable. The Company is in the process of upgrading customers' systems to the Year 2000 compliant version. This process should be completed in 1999, and any future costs are expected to be minor.

SUPPLIERS. The final area of concern is whether the products and services procured by Eltrax from its major suppliers will function properly or be available without interruption in the year 2000. Eltrax intends to request assurances from its major suppliers that they are addressing the Year 2000 Issue in a timely fashion. There can be no assurance that all of the Eltrax suppliers of products and services will successfully address the Year 2000 Issue. It will be impossible to fully assess the potential consequences if service interruptions occur from suppliers or in infrastructure areas such as utilities, communications, transportation, banking and government. As a result, Eltrax also intends to develop a contingency plan to minimize the impact of such external events.

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

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         DOCUCORP ROYALTY CLAIM: EZ Power Systems, Inc., a wholly owned subsidiary of DocuCorp International, Inc. has asserted a royalty claim under a 1997 agreement between EZ Power and the Company's Sulcus subsidiary. The EZ Power claim is for $500,000, and if valid, could result in an additional royalty obligation of $800,000 during the current year. Although DocuCorp has threatened litigation, none has yet occurred. The Company has denied any liability under the EZ Power agreement. The Company is still investigating the facts and circumstances surrounding the relationship between Sulcus and EZ Power.

         HARRIS, WAGER, AND BENESCH FRIEDLANDER LITIGATION: The Company is involved in litigation with Leon Harris, the former Chairman and CEO of the Company's Sulcus subsidiary, Michael Wager, a former director and counsel to Sulcus, and Mr. Wager's firm Benesch, Friedlander, Coplan & Aronoff LLP, which also represented Sulcus. The Company has filed an arbitration claim against Mr. Harris, alleging that Mr. Harris misrepresented certain facts prior to and in connection with the Company's merger with Sulcus. The Company also filed a lawsuit on April 27, 1999 in United States District Court for the Eastern District of Michigan, against Mr. Wager and the Benesch Friedlander firm, alleging misrepresentation, breaches of certain duties to Sulcus, and billing irregularities. The misrepresentation and breach claims relate to certain payments made to Mr. Harris, Mr. Wager, and other Sulcus directors in March 1999, immediately prior to the completion of the Sulcus merger, which payments were not disclosed to the Company. The Company also terminated Mr. Harris' employment and consulting agreement, and Mr. Harris has indicated his intent to file a counterclaim in arbitration. The Company believes that its claims are valid, that the termination of Mr. Harris' employment and consulting agreement was for proper cause, and therefore, that the Company will prevail in this litigation. The Company intends to vigorously pursue its claims against these defendants and is considering additional claims against other individuals, related to these transactions.

         The Company is also involved in other claims and proceedings, which are routine and which in the aggregate are not deemed material to the Company's business or financial affairs.

Item 2.  CHANGES IN SECURITIES

         On March 31, 1999, 1,375,001 shares of unregistered common stock were issued in connection with the merger with Windward Technology Group, Inc. The common stock was issued to several individuals and was exempt from registration as a "private offering" pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 19, 1999 the Company held a special meeting to vote on the merger with Sulcus Hospitality Technologies, Inc. (Proposal 1) and to approve the addition of 1,500,000 shares to the Company's 1998 Stock Incentive Plan (Proposal 2). The votes were as follows:

                                                                                  Abstentions or Broker
                                       For           Against or Withheld               Non-Votes
                                       ---           -------------------          ---------------------
         Proposal 1                 8,757,199               19,450                      15,405
         Proposal 2                 8,744,517               31,432                      16,105

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits
         2.1          Agreement and Plan of Merger dated as of            Incorporated by reference to Exhibit 2.1 to the
                      November 11, 1998, by and among Eltrax,             Company's Registration Statement on Form S-4 dated
                      Sulcus Hospitality Technologies Corp. and           February 16, 1999
                      Sulcus Acquiring Corporation .                      (File No. 333-68699)

         2.2           Agreement and Plan of Merger dated as of           Incorporated by reference to Exhibit 2.1 to
                       March 31, 1999, by and among                       the Company's Form 8-K dated March 31, 1999.
                       Eltrax, Windward  Acquiring
                       Corporation, Windward Technology
                       Group, Inc., Ian Bresnahan, David G. Able,
                       Todd A. Cochran, Joshua Shipman, Mike Kulzer,
                       Fred Nix, Tom Loughran, George Lusk, William
                       M. Gillespie and Richard Dotson.

         10.1          Amendment to the Consulting Agreement dated         Filed herewith electronically
                       as of April 1, 1999 by and among the
                       Company, William P. O'Reilly
                       and Montana Corp.

         10.2          Amendment to the Consulting Agreement dated         Filed herewith electronically
                       as of April 1, 1999 by and among the
                       Company, Clunet R. Lewis and CRL
                       Enterprises, Inc.

       27       Financial Data Schedule.

       (b)      Reports on Form 8-K

       The Company filed a Form 8-K dated March 25, 1999 describing the merger with Sulcus Hospitality Technologies, Corp., including audited financial statements of Sulcus and certain pro forma data.

       The Company filed a Form 8-K dated March 31, 1999 describing the merger with Windward Technology Group, Inc.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Eltrax Systems, Inc.

Date: May 14, 1999             /s/ Nicholas J. Pyett
                               ------------------------------------------------
                                   Nicholas J. Pyett

                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)