Form 10-Q
period 1999-06-30
ELTRAX SYSTEMS INC
filed 1999-08-16
CIK 797448

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                        For the Quarter Ended June 30, 1999

               [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                For the transition period from _________ to ________

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


                900 Circle 75 Parkway, Suite 1700, Atlanta, GA 30339
                      (Address of principal executive offices)

                                (770) 612-3500
                         (Issuer's telephone number)

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

Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of August 6, 1999: 22,729,208.

                    PART I-ITEM 1: FINANCIAL STATEMENTS


                          ELTRAX SYSTEMS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                                                         JUNE 30,                   DECEMBER 31,
                                                                           1999                       1998 (1)
                                                                  --------------------        --------------------
ASSETS:
Current assets:
      Cash and cash equivalents                                          $  1,415,446                $  7,240,130
      Accounts receivable, net                                             22,887,295                  23,216,686
      Inventories, principally finished goods                               4,772,366                   5,060,159
      Other current assets                                                  5,040,359                   4,093,846
                                                                  --------------------        --------------------
         Total current assets                                              34,115,466                  39,610,821

Furniture and equipment, net                                                3,973,187                   3,680,287
Capitalized software, net                                                   7,594,362                   7,783,169
Intangibles, net                                                           17,786,520                  18,906,237
                                                                  --------------------        --------------------
           Total assets                                                  $ 63,469,535                $ 69,980,514
                                                                  ====================        ====================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Line of credit                                                     $  3,557,985                $  3,998,203
      Current portion of long-term debt                                     2,394,017                   2,780,775
      Accounts payable                                                      7,274,300                   6,417,449
      Accrued compensation                                                  1,662,622                   1,326,570
      Accrued expenses                                                      7,325,134                   4,550,892
      Unearned revenue and customer deposits                                8,471,234                  11,044,540
      Income taxes payable                                                    460,455                     697,778
                                                                  --------------------        --------------------
         Total current liabilities                                         31,145,747                  30,816,207

Long-term debt                                                              2,398,767                   3,382,357
                                                                  --------------------        --------------------
         Total liabilities                                                 33,544,514                  34,198,564

Shareholders' equity:
      Common stock, $.01 par value, 50,000,000 shares authorized;
         23,722,608 and 23,834,436 shares issued and outstanding              237,226                     238,345
      Additional paid-in capital                                           75,367,853                  75,667,193
      Accumulated deficit                                                 (45,063,054)                (39,195,705)
      Treasury stock, at cost, 144,273 shares                                       -                    (387,221)
      Accumulated other comprehensive loss                                   (617,004)                   (540,662)
                                                                  --------------------        --------------------
         Total shareholders' equity                                        29,925,021                  35,781,950
                                                                  --------------------        --------------------
           Total liabilities and shareholders' equity                    $ 63,469,535                $ 69,980,514
                                                                  ====================        ====================


(1) Amounts have been restated to reflect pooling-of-interests transactions, see Note 3.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ELTRAX SYSTEMS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                       FOR THE THREE MONTHS ENDED JUNE 30,   FOR THE SIX MONTHS ENDED JUNE 30,
                                                               1999          1998(1)              1999(2)            1998(1)
                                                        ----------------  --------------    ----------------  ----------------
Revenue                                                    $ 32,229,858    $ 28,216,524        $ 61,919,129      $ 57,798,152

Cost of revenue                                              19,691,734      17,654,888          37,570,440        36,261,274
                                                        ----------------  --------------    ----------------  ----------------
Gross profit                                                 12,538,124      10,561,636          24,348,689        21,536,878

Operating expenses:
  Selling, general and administrative                        10,678,689      10,070,475          21,327,783        19,943,062
  Research and development                                      398,867         495,950           1,116,863           999,940
  Amortization of intangibles                                   585,783         297,054           1,171,566           586,833
  Reorganization costs                                          425,000               -           4,025,000                 -
  Transaction costs                                                   -               -           2,288,379                 -
                                                        ----------------  --------------    ----------------  ----------------
  Total operating expenses                                   12,088,339      10,863,479          29,929,591        21,529,835
                                                        ----------------  --------------    ----------------  ----------------
  Operating income (loss)                                       449,785        (301,843)         (5,580,902)            7,043

Interest income                                                  18,277         165,374              90,069           280,482
Interest expense                                               (160,746)       (121,156)           (392,584)         (244,851)
                                                        ----------------  --------------    ----------------  ----------------
  Income (loss) before income taxes                             307,316        (257,625)         (5,883,417)           42,674

Income tax expense (benefit)                                     63,451           4,846             (16,068)           31,823
                                                        ----------------  --------------    ----------------  ----------------
  Net income (loss)                                        $    243,865    $   (262,471)       $ (5,867,349)     $     10,851
                                                        ================  ==============    ================  ================


Net income (loss) per common share    -basic               $       0.01    $      (0.01)       $      (0.25)     $       0.00
                                                        ================  ==============    ================  ================
                                      -fully diluted       $       0.01                                          $       0.00
                                                        ================                                      ================
Weighted average shares outstanding   -basic                 23,720,217      21,975,271          23,715,894        21,792,041
                                                        ================  ==============    ================  ================
                                      -fully diluted         24,028,237                                            22,450,697
                                                        ================                                      ================

(1) Amounts have been restated to reflect pooling-of-interests transactions, see
    Note 3.
(2) Amounts have been restated to reflect current classifications, see
    Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ELTRAX SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                                              1999              1998 (1)
                                                                        ---------------      --------------
OPERATING ACTIVITIES:
      Net income (loss)                                                   $ (5,867,349)       $     10,851
      Adjustments to reconcile net income (loss) to net cash
         provided by (used for) operating activities:
           Amortization of capitalized software                                681,544             665,455
           Amortization of intangibles                                       1,171,566             586,833
           Depreciation                                                        819,200             664,222
           Stock and warrants issued for services                               16,736              18,000
           Changes in current operating items:
              Accounts receivable, net                                         329,391           2,558,220
              Inventories                                                      287,793              93,497
              Other current assets                                            (946,513)            (96,722)
              Accounts payable                                                 856,851             323,048
              Accrued compensation                                             336,052            (153,917)
              Accrued expenses                                               2,774,242            (737,633)
              Unearned revenue and customer deposits                        (2,573,306)         (1,105,470)
              Other                                                           (297,799)           (149,061)
                                                                    -------------------    ----------------
           Net cash provided by (used for) operating activities:            (2,411,592)          2,677,323
                                                                    -------------------    ----------------

INVESTING ACTIVITIES:
      Proceeds from sale of securities available for sale                            -             259,000
      Software development costs capitalized, net                             (484,110)           (890,000)
      Purchases of furniture and equipment, net                             (1,112,100)           (971,999)
      Other, net                                                                     -              16,000
                                                                    -------------------    ----------------
         Net cash used for investing activities:                            (1,596,210)         (1,586,999)
                                                                    -------------------    ----------------

FINANCING ACTIVITIES:
      Payments on long-term debt and capital leases                         (1,370,348)           (327,000)
      Payments on credit line, net                                            (440,218)         (3,451,529)
      Proceeds from issuances of common stock and warrants, net                 76,927           7,437,950
      Payments issued in lieu of fractional shares                              (6,901)                  -
                                                                    -------------------    ----------------
         Net cash provided by (used for) financing activities:              (1,740,540)          3,659,421
                                                                    -------------------    ----------------
EFFECT OF CHANGES IN CURRENCY EXCHANGE RATE                                    (76,342)            (98,000)
         Increase (decrease) in cash and cash equivalents                   (5,824,684)          4,651,745
                                                                    -------------------    ----------------
CASH AND CASH EQUIVALENTS:
Beginning of period                                                          7,240,130           9,260,364
                                                                    -------------------    ----------------
End of period                                                             $  1,415,446        $ 13,912,109
                                                                    ===================    ================

(1) Amounts have been restated to reflect pooling-of-interests transactions, see Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ELTRAX SYSTEMS, INC.

           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1999

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position as of June 30, 1999 and the results of operations and cash flows for the periods ended June 30, 1999 and 1998. The condensed consolidated financial statements include the accounts of Eltrax Systems, Inc. and its subsidiaries, including Sulcus Hospitality Technologies Corp. and subsidiaries ("Sulcus"), and Windward Technology Group, Inc. ("Windward"), which merged with the Company in the first quarter of 1999 in transactions accounted for as pooling-of-interests. Prior financial statements have been restated to include the results of Sulcus and Windward for all periods presented. Significant intercompany transactions have been eliminated. Certain expenses reported in the Form 10-Q for the period ending March 31, 1999 have been reclassified in the accompanying statement of operations.

         The year-end condensed consolidated balance sheet was derived primarily from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998 and Forms 8-K dated March 25, 1999 and March 31, 1999 describing the acquisitions of Sulcus and Windward.

2.       NET INCOME (LOSS) PER SHARE

         The basic net income (loss) per common share is determined by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income per common share is determined by dividing diluted net income by the weighted average number of common shares and common stock equivalents outstanding. Common stock equivalents of 308,020 in the second quarter of 1999 and 658,656 for the six months ended June 30, 1998 include the effect of shares issuable upon the assumed exercise of dilutive stock options and warrants.

3.       MERGERS

         SULCUS HOSPITALITY TECHNOLOGIES, CORP.

         On November 11, 1998 the Company announced that it had agreed to merge with Sulcus in a pooling-of-interests transaction. The merger was contingent on shareholder votes by both the Company and Sulcus. The votes approving the merger were completed on March 25, 1999 and the transaction was closed on March 26, 1999. Eltrax exchanged 9,296,669 shares of common stock in connection with the merger as well as $6,900 in cash for 1,577 fractional shares. The combined companies have also incurred approximately $2,037,000 in transaction costs related to the merger. These transaction costs were included in operating expenses in the first quarter of 1999.

         Sulcus develops, sells and services technology products and software throughout the world, primarily to the hospitality industry.

         WINDWARD TECHNOLOGIES GROUP, INC.

         On March 31, 1999 the Company merged with Windward. The merger has been accounted for as a pooling-of-interests transaction. The prior shareholders of Windward received 1,375,001 shares of the Company's common stock. The transaction costs of $251,000 related to the merger were included in operating expenses in the first quarter of 1999. Windward develops, sells and services data networking and software products.

         The following table summarizes the combined and separate results of the Company, Sulcus, and Windward for the second quarter and first six months of 1998. The 1998 results included in the statements of operations have been restated to include the results of Sulcus and Windward.

                                             Quarter Ended                 Six Months Ended
                                             June 30, 1998                   June 30, 1998
                                           ---------------                 ---------------
  Revenue:
      Eltrax, as previously reported         $ 11,978,578                     $ 26,953,452
      Sulcus                                   15,709,199                       30,174,570
      Windward                                    528,747                          670,130
                                           --------------                   --------------
  Total revenue                              $ 28,216,524                     $ 57,798,152
                                           ==============                   ==============
  Net income (loss):
      Eltrax, as previously reported         $   (461,720)                    $   (648,966)
      Sulcus                                      191,980                          612,082
      Windward                                      7,269                           47,735
                                           --------------                    -------------
  Total net income (loss)                    $   (262,471)                    $     10,851
                                           ==============                    =============

4.       REORGANIZATION COSTS

         In connection with the Company's mergers with Sulcus and Windward, and the relocation of Company headquarters to Atlanta, the Company has recorded significant reorganization costs in 1999. These charges are based upon Management's plans established in the first quarter of 1999 and consist of the following items:

                                                   Reorganization               Amount Accrued at
                                                        Costs                     June 30, 1999
                                                 ----------------             -------------------
         Severance and related costs                   $1,720,000                  $   600,000
         Facility costs                                   932,000                      415,000
         Recruiting and relocation                        447,000                       75,000
         Program closure costs                            358,000                            -
         Other                                            568,000                      198,000
                                                     ------------                 ------------
                                                       $4,025,000                  $ 1,288,000
                                                     ============                 ============

         The severance and related costs are attributable to approximately 35 employees who have been, or will be, terminated by the Company. These costs include $722,000 paid by Sulcus to Leon Harris, the former President of Sulcus, to settle obligations under his employment agreement.

         The facility costs represent the costs for leased facilities that will not be utilized for their full terms. The leases include the former Sulcus corporate headquarters in Greensburg, Pennsylvania and a portion of the Wichita, Kansas Sulcus office used for research and development activities. These costs may be decreased in future periods if the Company is able to sublease or vacate the Wichita space early.

         The Company also determined during the first quarter to discontinue development of certain products, including the Legacy products previously being developed at Sulcus. The $358,000 in expenses related to this decision includes the write-off of $167,000 in capitalized software costs that had been previously capitalized.

         The $447,000 of recruiting and relocation costs incurred in the first and second quarters relate to moving the Company's headquarters to Atlanta and organizational changes resulting from the mergers.

         The $568,000 in other costs include costs incurred by the Company to implement the reorganization and the write-down of assets affected by the Company's change in product focus as a result of the reorganization.

         The Company expects to substantially complete the reorganization by December 31, 1999. The Company expects to incur approximately $450,000 in additional reorganization costs in the third quarter of 1999. These costs will be charged to expense as incurred and primarily include product closeout, recruiting and costs to relocate equipment and files.

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

                                                        1999            1998
                                                  ---------------   ------------
        Net income (loss)                            $(5,867,349)     $  10,851
        Other comprehensive loss:
            Foreign currency translation                 (76,342)       (98,000)
                                                 ---------------    -----------
        Comprehensive loss                           $(5,943,691)     $ (87,149)
                                                 ===============   ============

6.       HALLACY EMPLOYMENT AGREEMENT

         In March 1999, the Company entered into an employment agreement with Don G. Hallacy whereby Mr. Hallacy became President and Chief Executive Officer of the Company in April 1999. Under Mr. Hallacy's employment agreement, the Company granted Mr. Hallacy 500,000 stock options which vest over four years. To compensate for the unvested appreciation of options that Mr. Hallacy had at his previous employer, the Company has guaranteed that the Eltrax options will be worth at least $1,305,000 by March 31, 2003. Should the options not be worth at least $1,305,000, the Company will pay Mr. Hallacy the shortfall. The cost of this guarantee may be offset by changes in the price of the Company's common stock, and will be charged to earnings ratably over the vesting period. A charge of approximately $82,000 was recorded in the second quarter of 1999 related to this agreement.

7.       SEGMENT INFORMATION

         Taking into account the mergers of Sulcus and Windward in the first quarter of 1999, the Company is reporting information for two segments, the Network Solutions Group and the Applications and Support Group. The Company is currently reviewing its management reporting structure and accordingly may report using different segments in the future.

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

         Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                          Three Months Ended June 30, 1999                      Three Months Ended June 30, 1998
                ---------------------------------------------------   ----------------------------------------------
                    Network       Applications and                        Network     Applications and
                   Solutions          Support             Total          Solutions         Support           Total
                ---------------- ------------------- --------------   -------------- ------------------ ------------
Revenue             $12,485          $19,745             $32,230           $12,507         $15,710         $28,217
Segment profit          283            2,606               2,889               226           1,706           1,932
Total assets         17,445           45,211              62,656

                           Six Months Ended June 30, 1999                     Six Months Ended June 30, 1998
                ---------------------------------------------------   ----------------------------------------------
                    Network       Applications and                        Network     Applications and
                   Solutions          Support             Total          Solutions         Support          Total
                ---------------- ------------------- --------------   -------------- ------------------ ------------
Revenue             $23,870          $38,049             $61,919           $27,624          30,174         $57,798
Segment profit          321            4,446               4,767               727           3,385           4,112

         The following table reconciles the total segment profit to the pretax income (loss) (in thousands):

                                                                   Three Months Ended                 Six Months Ended
                                                                        June 30,                          June 30,
                                                            ---------------------------------- -------------------------------
                                                                 1999              1998             1999            1998
                                                            ---------------- ----------------- ---------------- --------------
  Segments, above                                             $  2,889         $  1,932          $  4,767         $  4,112
  Corporate expenses                                            (1,428)          (1,937)           (2,861)          (3,518)
  Interest income (expense), net                                  (143)              44              (303)              36
  Amortization (excluding acquired software)                      (586)            (297)           (1,172)            (587)
  Transaction and reorganization costs                            (425)               -            (6,314)               -
                                                            -----------       ----------       -----------       ----------
  Pretax income (loss)                                        $    307         $  (258)          $ (5,883)        $     43
                                                            -----------       ----------       -----------       ----------
                                                            -----------       ----------       -----------       ----------

8.       LITIGATION

         EZ Power Systems, Inc., a wholly owned subsidiary of DocuCorp International, Inc., has asserted a royalty claim under a 1997 agreement between EZ Power and the Company's Sulcus subsidiary. The EZ Power claim is for $500,000, and if valid, could result in an additional royalty obligation of $800,000 during the current year. Although DocuCorp has threatened litigation, none has yet occurred. The Company has denied any liability under the EZ Power agreement. The Company is still investigating the facts and circumstances surrounding the relationship between Sulcus and EZ Power.

         The Company is also involved in several additional legal proceedings arising from its normal business operations. In management's opinion, the ultimate outcome of these proceedings will not have a material impact on the Company's future financial position or results of operations.

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

Effective March 31, 1999 the Company completed its merger with Windward Technology Group, Inc. ("Windward"). Windward develops, sells and services data networking and software products. Their revenue in 1998 totaled approximately $3.7 million.

The Sulcus and Windward mergers were accounted for as poolings-of-interests and, accordingly, all financial information has been restated to give effect to the mergers as if they occurred as of the beginning of the earliest period presented.

During 1998 the Company focused on increasing its mix of value added services and has discontinued the majority of its sales to distribution customers including the Company's Datatech operation which was closed in the first quarter of 1998.

                     SUMMARY RESULTS OF OPERATIONS

Consolidated Results of Operations

  THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

                                                         THREE MONTHS ENDED JUNE 30,
                                                      -------------------------------- -----------
  DOLLARS IN THOUSANDS                                     1999             1998          CHANGE
  -------------------------------------------------- ----------------- --------------- -----------
  Revenue                                                $32,230          $28,217          14.2%
  Gross profit                                            12,538           10,562          18.7
  Gross profit margin                                       38.9%            37.4%
  Net income (loss)                                          244             (262)            -

  Operating expenses (1)                                  11,663           10,863           7.4
  Operating income (loss) (1)                                875             (302)            -
  EBITDA (1) (2)                                           2,229              685         225.4
  -------------------------------------------------- ----------------- ------------------ ---------

(1) EXCLUDES ONE-TIME MERGER RELATED AND REORGANIZATION CHARGES OF $425 IN 1999
(2) EARNINGS BEFORE INTEREST, INCOME TAXES, DEPRECIATION AND AMORTIZATION OF INTANGIBLES AND SOFTWARE

For the second quarter of 1999, Eltrax's net income totaled $244,000 or $.01 per share, compared with a net loss of $262,000 and $.01 per share, for the same period of 1998. The current quarter's results included one-time reorganization charges totaling approximately $425,000. Excluding these costs, the net income for the second quarter of 1999 totaled $669,000.

Consolidated revenue totaled $32.2 million in the second quarter of 1999, reflecting a 14% increase in the quarter-to-quarter comparison with 1998. The comparability of revenue was affected by the inclusion in 1999 of Encore's results. Gross profit increased by $2.0 million in 1999 and as a percent of revenue was 38.9% in the second quarter of 1999 compared with 37.4% in the year-earlier period. The increased gross profit margin was primarily attributable to improved margins in the Network Solution Group.

Excluding $425,000 of non-recurring reorganization charges, total operating expenses for the second quarter of 1999 totaled $11.7 million, an increase of $0.8 million in the quarter-to-quarter comparison. The inclusion of Encore's results since its acquisition in the third quarter of 1998 and increased Network Solutions Group expenses were the primary reasons for the increase. Amortization of intangibles increased operating expenses by approximately $0.3 million. As a percent of revenue, operating expenses were 36.2% in the second quarter of 1999 down from 38.5% in the same period of 1998.

The reorganization costs of $425,000 incurred in the second quarter consisted primarily of costs related to the recruitment and relocation of management to Atlanta.

         BUSINESS UNIT PERFORMANCE

                                                                         APPLICATIONS
               DOLLARS IN THOUSANDS                    NETWORK                AND
                                                      SOLUTIONS             SUPPORT           CONSOLIDATED
                                                   ------------------ ------------------- -------------------
               FOR THE THREE MONTHS ENDED
                          JUNE 30,                    1999      1998     1999      1998      1999      1998
               ----------------------------------- --------- -------- --------- --------- --------- ---------
               Revenue                             $12,485   $12,507  $19,745   $15,710   $32,230   $28,217
               Gross profit                          3,296     2,856    9,242     7,706    12,538    10,562
               Operating expenses                    3,013     2,630    6,636     6,000     9,649     8,630
                                                   --------- -------- --------- --------- --------- ---------
               Earnings before interest, taxes
                  and amortization (1)                 283       226    2,606     1,706     2,889     1,932
               Unallocated items
                 Corporate expenses                                                         1,428     1,937
                 Amortization expense (1)                                                     586       297
                 Reorganization costs                                                         425         -
                                                                                          --------- ---------
                   Operating income (loss)                                                    450      (302)

                   Interest (income) expense, net                                             143       (44)
                                                                                          --------- ---------
                     Pre tax income (loss)                                                    307      (258)
                                                                                          --------- ---------
                Gross margin                          26.4%     22.8%    46.8%     49.1%     38.9%     37.4%
                ---------------------------------------------------------------------------------------------

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

     APPLICATIONS AND SUPPORT GROUP - This group provides software, hardware, training services, installation services and support services to specific vertical industries.

The key factors used to identify reportable business segments are the organization and alignment of Eltrax's internal operations, the nature of the products and services and customer type. Management evaluates business unit performance based on earnings before interest, taxes, and amortization (EBITA). Items not allocated to business segments include corporate expenses, amortization of intangibles (excluding amortization on acquisition related software), one-time merger-related and restructuring costs, and interest income and expense. The results set forth in this section are not necessarily a measure determined in accordance with generally accepted accounting principles and may not be comparable to other companies.

NETWORK SOLUTIONS GROUP

                                                                THREE MONTHS ENDED
                                                                    JUNE 30,
                                                             -------------------------- --------
               DOLLARS IN THOUSANDS                             1999         1998        CHANGE
               --------------------------------------------- ------------ ------------- --------
               Revenue                                         $12,485      $12,507       (0.2)%
               Cost of revenue                                   9,189        9,651       (4.8)
                                                               -------      -------
                  Gross profit                                   3,296        2,856       15.4
                  Gross profit margin                             26.4%        22.8%
               Operating expenses                                3,013        2,630       14.6
                                                               -------      -------
                     EBITA                                         283          226       25.2
               --------------------------------------------- ------------ ------------- -------

Second quarter 1999 operating results in the Network Services Group reflect the impact of actions taken in the past year to reposition operations to areas with higher growth and wider margin potential. Revenues were flat between the two periods, however, reduced distribution sales were offset by revenue growth within the recently merged Windward operations and sales from new products and services. Gross profit increased 15.4% and gross margins increased to 26.4% reflecting a change in the mix of sales to focus on services and products with higher margins.

         APPLICATIONS AND SUPPORT GROUP

                                                                          THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                     ------------------------------ ------------
               DOLLARS IN THOUSANDS                                       1999           1998         CHANGE
               ----------------------------------------------------- -------------- --------------- ------------
               Revenue                                                 $19,745         $15,710           25.7%
               Cost of revenue                                          10,503           8,004           31.2
                                                                       -------         -------
                  Gross profit                                           9,242           7,706           19.9
                  Gross profit margin                                     46.8%           49.1%
               Operating expenses                                        6,636           6,000           10.6
                                                                       -------         -------
                EBITA, after amortization of acquired software           2,606           1,706           52.7
               ----------------------------------------------------- -------------- --------------- ------------

For the three months of 1999, Applications and Support Group revenue and gross profit increased $4.0 million and $1.5 million, respectively. The comparability was affected by the inclusion in 1999 of Encore's results, as well as an increase in Squirrel point-of-sale systems of $0.8 million. The increase in revenue and gross profit was offset by a decrease in Asian sales of $1.1 million. Operating expenses also increased due to the inclusion of Encore's results in the current quarter. Adding back the amortization of acquired software of approximately $290,000, charged to cost of revenue, would result in segment EBITA of $2.9 million in 1999.

         SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS
         ENDED JUNE 30, 1998

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                 ---------------------------------- ----------
               DOLLARS IN THOUSANDS                                     1999             1998         CHANGE
               ------------------------------------------------- ------------------ --------------- ----------
               Revenue                                               $61,919          $57,798            7.1%
               Gross profit                                           24,349           21,537           13.1
               Gross profit margin                                      39.3%            37.3%
               Net income (loss)                                      (5,867)              11              -

               Operating expenses (1)                                 23,616           21,530            9.7
               Operating income (1)                                      733                7       10,357.1
               EBITDA (1) (2)                                          3,405            1,924           77.0
               ------------------------------------------------- ------------------ --------------- ---------

                (1) EXCLUDES ONE-TIME MERGER RELATED AND REORGANIZATION CHARGES
                    OF $6,313 IN 1999
                (2) EARNINGS BEFORE INTEREST, INCOME TAXES, DEPRECIATION AND
                    AMORTIZATION OF INTANGIBLES AND SOFTWARE

For the first half of 1999, Eltrax's net loss totaled $5.9 million, or $.25 per share, compared with net income of $11,000 and no cents per share, for the same period of 1998. The current year results included one-time merger-related and restructuring charges totaling approximately $6.3 million. Excluding these costs, 1999 net income totaled $446,000.

Consolidated revenue totaled $61.9 million in 1999, reflecting a 7.1% increase in the comparison with 1998. The comparability of revenue was affected by the inclusion in 1999 of Encore's results. This favorable impact was offset by reduced distribution sales, including the closure of the Company's Datatech subsidiary in the first quarter of 1998. Gross profit increased by $2.8 million in 1999 and as a percent of revenue was 39.3% in 1999 compared with 37.3% in the year-earlier period. The increased gross profit and margins were attributable primarily to the reduction in sales to distribution customers and an increased services revenue mix in the Network Solutions Group.

Excluding $6.3 million of non-recurring merger-related and restructuring charges, total operating expenses for 1999 totaled $23.6 million, an increase of $2.1 million in the year-to-year comparison. The inclusion of Encore's results since its acquisition in the third quarter of 1998 and increased Network Solutions Group expenses were the primary reasons for the increase. Amortization of intangibles also increased operating expenses by approximately $0.6 million. As a percent of revenue, operating expenses were 38.1% in 1999 and 37.2% in 1998. Corporate expenses decreased $0.7 million in part due to the charging of certain costs to the segment level in 1999.

The reorganization and transaction costs of $6.3 million incurred in 1999 consisted primarily of costs related to facilities that will not be utilized fully in the future, severance for employees terminated or to be terminated and costs related to the recruitment and relocation of management to Atlanta. Additional reorganization costs of up to $0.4 million are expected in the third quarter of 1999.

BUSINESS UNIT PERFORMANCE

                                                        NETWORK           APPLICATIONS
                DOLLARS IN THOUSANDS                   SOLUTIONS           AND SUPPORT        CONSOLIDATED
                                                   ------------------- ------------------- -------------------
                  FOR THE SIX MONTHS ENDED
                          JUNE 30,                    1999      1998      1999       1998     1999      1998
               ----------------------------------- --------- --------- ---------- -------- --------- ---------
               Revenue                             $23,870   $27,624   $38,049    $30,174  $61,919   $57,798
               Gross profit                          6,345     6,301    18,004     15,236   24,349    21,537
               Operating expenses                    6,024     5,574    13,558     11,851   19,582    17,425
                                                   -------   -------   -------    -------  -------   -------
               Earnings before interest, taxes
                  and amortization (1)                 321       727     4,446      3,385    4,767     4,112
               Unallocated items
                 Corporate expenses                                                          2,861     3,518
                 Amortization expense (1)                                                    1,172       587
                 Transaction costs                                                           4,025         -
                 Reorganization costs                                                        2,289         -
                                                                                           -------   -------
                   Operating income (loss)                                                  (5,580)        7

                   Interest (income) expense, net                                              303       (36)
                                                                                           -------   -------
                     Pre tax income                                                         (5,883)       43
                                                                                           -------   -------

                Gross margin                          26.6%     22.8%    47.3%       50.5%    39.3%     37.2%
               ----------------------------------- --------- --------- ---------- -------- --------- ---------

   (1) EXCLUDING AMORTIZATION OF SOFTWARE WHICH IS CHARGED TO GROSS PROFIT

NETWORK SOLUTIONS GROUP

                                                                       SIX MONTHS
                                                                     ENDED JUNE 30,
                                                                ------------------------- ----------
               DOLLARS IN THOUSANDS                                  1999         1998      CHANGE
               ------------------------------------------------ ------------ ------------ ----------
               Revenue                                            $23,870      $27,624     (13.6)%
               Cost of revenue                                     17,525       21,323     (17.8)
                                                                  -------      -------
                  Gross profit                                      6,345        6,301        .7
                  Gross profit margin                                26.6%        22.8%
               Operating expenses                                   6,024        5,574       8.1
                                                                  -------      -------
                     EBITA                                            321          727     (55.8)
               ------------------------------------------------ ------------ ------------ ----------

The 1999 operating results in the Network Services Group reflect the impact of actions taken in the past year to reposition operations to areas with higher growth and wider margin potential. Revenues declined due to reduced sales from the closure of the Eltrax's distribution operations in early 1998. This was partially offset by revenue growth within the recently merged Windward operations. While sales and gross profit both declined in the year-to-year comparison, the gross margin increased to 26.6% reflecting a change in the mix of sales to focus on services and products with higher margins.

APPLICATIONS AND SUPPORT GROUP

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                     -------------------------- ---------
               DOLLARS IN THOUSANDS                                       1999          1998      CHANGE
               ----------------------------------------------------- ------------- ------------ ---------
                                                                      C>
               Revenue                                                 $38,049       $30,174      26.1%
               Cost of revenue                                          20,045        14,938      34.2
                                                                       -------       -------
                  Gross profit                                          18,004        15,236      18.2
                  Gross profit margin                                     47.3%         50.5%
               Operating expenses                                       13,558        11,851      14.4
                                                                       -------       -------
                EBITA, after amortization of acquired software           4,446         3,385      31.3
               ----------------------------------------------------- ------------- ------------ ---------

For the six months of 1999, Applications and Support Group revenue and gross profit increased $7.9 million and $2.8 million, respectively. The comparability was affected by the inclusion in 1999 of Encore's results. Squirrel point-of-sale systems also increased $1.5 million in 1999. In addition, sales from the Senercomm subsidiary, a provider of in-room management systems for the hospitality industry, increased almost $0.8 million. The increase in revenue and gross profit was offset by a decrease in the Asian sales of $2.2 million. Operating expenses also increased due to the inclusion of Encore's results. Adding back the amortization of acquired software of $0.7 million would result in EBITA of $5.1 million in 1999.

                    LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1.4 million at June 30, 1999 as compared to $7.2 million at December 31, 1998. The lower cash balances reflect the items discussed below.

                                                                       SIX MONTHS
                                                                     ENDED JUNE 30
                                                                -------------------------
               DOLLARS IN THOUSANDS                                  1999         1998
               ------------------------------------------------ ------------ ------------
               Cash provided (used) by
                  Operating activities                             $(2,412)    $ 2,677
                  Investing activities                              (1,596)     (1,587)
                  Financing activities                              (1,740)      3,659

Cash used for operations in the first six months of 1999 totaled $2.4 million compared with the $2.7 million provided by operations in 1998. The net loss in 1999 of $5.9 million was offset by non-cash charges for depreciation and amortization of $2.7 million. In addition, expenses accrued for reorganization costs were approximately $1.3 million at June 30, 1999. Unearned revenue decreased in both periods presented, primarily due to annual maintenance billings made late in the fourth quarter that are collected in the first quarter.

Cash used for investing activities totaled $1.6 million in both 1999 and 1998 respectively. Capital expenditures totaled $1.1 million in the current year, up by $140,000 from 1998.

Cash used for financing activities was $1.7 million in 1999 and was primarily utilized to pay down the Eltrax and Sulcus short-term credit lines and to reduce long-term obligations. The cash provided by financing activities in 1998 resulted primarily from the issuance of common stock of $7.4 million, offset by a reduction in the credit line of $3.5 million.

The Company's credit facility provides availability under a credit line of $6.0 million. The availability under the credit line is limited to the Company's borrowing base, which is a function of certain accounts receivable and inventory. At June 30, 1999, the borrowing base was approximately $4.7 million with borrowings and outstanding payments of $3.6 million. The Company was not in compliance with certain covenants in 1999. The bank has waived this noncompliance.

The Company is in the process of renegotiating its banking agreements to include certain Sulcus and Windward assets as collateral and to modify existing covenants. The Company expects that the revised credit facility and cash on hand will be sufficient to meet its short-term financing needs and expects to meet future covenant requirements after the revision. The Company expects to meet certain long-term capital requirements such as acquisitions through the issuance of equity or debt securities. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet long-term capital requirements.

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

INTERNAL BUSINESS PROCESSING SYSTEMS. The first area of concern is the impact of the Year 2000 Issue on internal business processing systems. Due to Eltrax's growth through a number of acquisitions and mergers, Eltrax currently uses a number of different business processing systems. Certain of these systems may not be Year 2000 capable. To address the inefficiencies caused by multiple systems and the Year 2000 Issue, Eltrax determined in early 1998 to replace all existing systems with new uniform Year 2000 capable systems that are expected to improve operating efficiency. These systems are also being implemented at Windward and at the majority of the domestic Sulcus operations. The final software selection was made in late 1998. The implementation is expected to occur throughout 1999. The cost of these systems, including software, hardware, and implementation costs, is expected to be in the range of $600,000 to $750,000. At June 30, 1999, costs of approximately $500,000 had been incurred.

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

COMPANY PRODUCTS. The third area of concern involves Eltrax hardware and software products. The Company's current hardware and software products are believed to be Year 2000 capable. The Company is in the process of upgrading customers' systems to the Year 2000 capable version. This process should be completed in 1999, and any future costs are expected to be minor.

SUPPLIERS. The final area of concern is whether the products and services procured by Eltrax from its major suppliers will function properly or be available without interruption in the year 2000. Eltrax is requesting assurances from its major suppliers that they are addressing the Year 2000 Issue in a timely fashion. There can be no assurance that all of the Eltrax suppliers of products and services will successfully address the Year 2000 Issue. It will be impossible to fully assess the potential consequences if service interruptions occur from suppliers or in infrastructure areas such as utilities, communications, transportation, banking and government. As a result, Eltrax is documenting its contingency plan to minimize the impact of such external events.

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

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 24, 1999 the Company held its annual meeting of shareholders to vote on directors and to approve the Company's 1999 Stock Incentive Plan. The votes were as follows:

                                                                                             ABSTENTIONS OR BROKER
                                                     FOR              AGAINST OR WITHHELD         NON-VOTES
                                                     ---              -------------------    ---------------------
         William P. O'Reilly                      20,239,146                267,543
         James C. Barnard                         20,295,957                210,732
         Patrick J. Dirk                          20,293,037                213,652
         Don G. Hallacy                           20,299,162                207,527
         Stephen E. Raville                       20,296,532                210,157
         Penelope A. Sellers                      20,290,776                215,913
         William G. Taylor                        20,292,789                213,900

         1999 Stock Incentive Plan                 9,998,099              1,110,526              9,398,064

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

         27       Financial Data Schedule.

         (b)      Reports on Form 8-K.

         On April 12, 1999 the Company filed a Form 8-K dated March 31, 1999 describing the merger with Windward Technology Group, Inc.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Eltrax Systems, Inc.



Date: August 16, 1999              /s/ Nicholas J. Pyett
                                  ---------------------------------------------
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)