Form 10-Q
period 1999-09-30
ELTRAX SYSTEMS INC
filed 1999-11-15
CIK 797448

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 1999

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ________________ to _________

                        Commission file number 0-22190

                              __________________

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

                              __________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No_____.
   -----

Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of November 6, 1999: 23,729,208.

                      PART I-ITEM 1: FINANCIAL STATEMENTS

                             ELTRAX SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                    September 30,              December 31,
                                                                        1999                     1998 (1)
                                                                   --------------            --------------
ASSETS:
Current assets:
   Cash and cash equivalents                                       $    1,413,870            $    7,240,130
   Accounts receivable, net                                            25,048,380                23,216,686
   Inventories, principally finished goods                              5,714,146                 5,060,159
   Other current assets                                                 3,786,520                 4,093,846
                                                                   --------------            --------------

     Total current assets                                              35,962,916                39,610,821



Furniture and equipment, net                                            3,956,681                 3,680,287
Capitalized software, net                                               8,010,968                 7,783,169
Intangibles, net                                                       17,613,314                18,906,237
                                                                   --------------            --------------

     Total assets                                                  $   65,543,879            $   69,980,514
                                                                   ==============            ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Line of credit                                                  $    5,493,333            $    3,998,203
   Current portion of long-term debt                                    2,425,543                 2,780,775
   Accounts payable                                                     8,877,793                 6,417,449
   Accrued compensation                                                 2,627,827                 1,326,570
   Accrued expenses                                                     6,747,942                 4,550,892
   Unearned revenue and customer deposits                               9,691,629                11,044,540
   Income taxes payable                                                   312,839                   697,778
                                                                   --------------            --------------

     Total current liabilities                                         36,176,906                30,816,207

Long-term debt                                                          1,866,937                 3,382,357
                                                                   --------------            --------------

     Total liabilities                                                 38,043,843                34,198,564

Shareholders' equity:
   Common stock, $.01 par value, 50,000,000 shares authorized;
     23,729,208 and 23,834,436 shares issued and outstanding              237,292                   238,345
   Additional paid-in capital                                          75,394,044                75,667,193
   Accumulated deficit                                                (47,379,175)              (39,195,705)
   Treasury stock, at cost, 144,273 shares                                      -                  (387,221)
   Accumulated other comprehensive loss                                  (752,125)                 (540,662)
                                                                   --------------            --------------

     Total shareholders' equity                                        27,500,036                35,781,950
                                                                   --------------            --------------

      Total liabilities and shareholders' equity                   $   65,543,879            $   69,980,514
                                                                   ==============            ==============

(1) Amounts have been restated to reflect pooling-of-interests transactions, see
Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ELTRAX SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   For the three months ended               For the nine months ended
                                                          September 30,                           September 30,
                                                      1999              1998(1)               1999              1998(1)
                                                 --------------      -------------        -------------      ------------
Revenue:
  Technology Services Group                      $   16,460,022      $  12,220,524        $  45,467,642      $ 39,844,107
  Hospitality Services Group                         16,748,767         14,672,359           49,660,276        44,846,929
                                                 --------------      -------------        -------------      ------------
    Total revenue                                    33,208,789         26,892,883           95,127,918        84,691,036

Cost of revenue:
  Technology Services Group                          11,524,529          9,004,045           30,532,131        30,326,318
  Hospitality Services Group                          8,639,970          7,403,498           26,121,592        22,769,839
                                                 --------------      -------------        -------------      ------------
    Total cost of revenue                            20,164,499         16,407,543           56,653,723        53,096,157

Gross profit:
  Technology Services Group                           4,935,493          3,216,479           14,935,511         9,517,789
  Hospitality Services Group                          8,108,797          7,268,861           23,538,684        22,077,090
                                                 --------------      -------------        -------------      ------------
    Gross profit                                     13,044,290         10,485,340           38,474,195        31,594,879

Operating expenses:
  Direct expenses:
    Technology Services Group                         4,800,693          2,690,353           12,461,191         8,265,788
    Hospitality Services Group                        7,317,610          5,549,115           19,203,144        15,996,027
                                                 --------------      -------------        -------------      ------------
      Total direct expenses                          12,118,303          8,239,468           31,664,335        24,261,815

  Research and development:
    Technology Services Group                           192,289            103,102              842,741           103,102
    Hospitality Services Group                          187,477            412,457              653,888         1,412,397
                                                 --------------      -------------        -------------      ------------
      Total research and development                    379,766            515,559            1,496,629         1,515,499

  Corporate and administrative                        1,477,305          1,758,609            4,340,273         5,251,985
  Amortization of intangibles                           552,838            425,978            1,724,404         1,012,811
  Reorganization costs                                  606,900                  -            4,631,900                 -
  Transaction costs                                           -                  -            2,288,379                 -
                                                 --------------      -------------        -------------      ------------
    Total operating expenses                         15,135,112         10,939,614           46,145,920        32,042,110

                                                 --------------      -------------        -------------      ------------
  Operating loss                                     (2,090,822)          (454,274)          (7,671,725)         (447,231)

Interest income                                           6,429            143,810               96,498           424,292
Interest expense                                       (171,687)           (65,241)            (564,271)         (310,092)

                                                 --------------      -------------        -------------      ------------
  Loss before income taxes                           (2,256,080)          (375,705)          (8,139,498)         (333,031)

Income tax expense                                       60,040            169,298               43,972           201,121

                                                 --------------      -------------        -------------      ------------

  Net loss                                       $   (2,316,120)     $    (545,003)       $  (8,183,470)     $   (534,152)
                                                 ==============      =============        =============      ============

Net loss per common share
                        - basic and diluted      $        (0.10)     $       (0.02)       $       (0.35)     $      (0.02)
                                                 ==============      =============        =============      ============

Weighted average shares outstanding

                        - basic and diluted          23,728,204         23,494,302           23,715,633        22,366,211
                                                 ==============      =============        =============      ============

(1) Amounts have been restated to reflect pooling-of-interests transactions, see
Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ELTRAX SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       For the nine months ended September 30,
                                                                            1999                   1998 (1)
                                                                       --------------           -------------
Operating Activities:
  Net loss                                                             $   (8,183,470)          $    (534,152)
  Items which did not use (provide) cash:
       Amortization of capitalized software                                 1,022,599                 995,035
       Amortization of intangibles                                          1,724,404               1,012,811
       Depreciation                                                         1,195,513               1,042,291
       Stock and warrants issued for services                                  22,736                  24,000
       Changes in current operating items:
         Accounts receivable, net                                          (1,831,694)              4,267,456
         Inventories                                                         (653,987)                619,206
         Other current assets                                                 307,326                (572,403)
         Accounts payable                                                   2,460,344              (1,333,688)
         Accrued compensation                                               1,301,257                 140,306
         Accrued expenses                                                   2,197,050                (368,713)
         Unearned revenue and customer deposits                            (1,352,911)             (2,828,620)
         Income taxes payable                                                (384,939)               (156,917)
                                                                       --------------           -------------

       Net cash (used for) provided by operating activities:               (2,175,772)              2,306,612
                                                                       --------------           -------------

Investing Activities:
   Purchase of Encore Systems                                                       -              (8,266,021)
   Software development costs capitalized, net                             (1,250,398)             (1,432,710)
   Purchases of furniture and equipment, net                               (1,903,388)             (1,187,277)
                                                                       --------------           -------------

       Net cash used for investing activities:                             (3,153,786)            (10,886,008)
                                                                       --------------           -------------

Financing Activities:
   Payments on long-term debt                                              (1,870,652)               (322,118)
   Borrowings (payments) on credit line, net                                1,495,130              (2,734,986)
   Proceeds from term loan                                                          -               4,000,000
   Proceeds from issuances of common stock and warrants, net                   97,183               7,481,263
   Retirement of treasury stock                                                     -                (166,500)
   Payments issued in lieu of fractional shares                                (6,900)                      -
                                                                       --------------           -------------

       Net cash (used for) provided by financing activities:                 (285,239)              8,257,659
                                                                       --------------           -------------

Effect of changes in currency exchange rate                                  (211,463)                (90,000)

       Decrease in cash and cash equivalents                               (5,826,260)               (411,737)
                                                                       --------------           -------------

Cash and Cash Equivalents:
Beginning of period                                                         7,240,130               9,260,364
                                                                       --------------           -------------

End of period                                                          $    1,413,870           $   8,848,627
                                                                       ==============           =============

(1) Amounts have been restated to reflect pooling-of-interests transactions, see
Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ELTRAX SYSTEMS, INC.

           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1999

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position as of September 30, 1999, and the results of operations and cash flows for the periods ended September 30, 1999 and 1998. The condensed consolidated financial statements include the accounts of Eltrax Systems, Inc. and its subsidiaries, including Sulcus Hospitality Technologies Corp. and subsidiaries ("Sulcus"), and Windward Technology Group, Inc. ("Windward"), which merged with the Company in the first quarter of 1999 in transactions accounted for as poolings-of-interests. Prior financial statements have been restated to include the results of Sulcus and Windward for all periods presented. Significant intercompany transactions have been eliminated. Certain prior year amounts in the consolidated financial statements and notes have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net income (loss) or shareholders' equity.

     The year-end condensed consolidated balance sheet was derived primarily from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998, and Forms 8-K dated March 25, 1999, and March 31, 1999, describing the acquisitions of Sulcus and Windward.

2.   NET INCOME (LOSS) PER SHARE

     The basic net income (loss) per common share is determined by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income per common share is determined by dividing diluted net income by the weighted average number of common shares and common stock equivalents outstanding. Common stock equivalents related to options and warrants have been excluded from the computation of diluted net income
     (loss) per common share because their inclusion would have had an antidilutive effect.

                              ELTRAX SYSTEMS, INC.

                              September 30, 1999

3.   MERGERS

     Sulcus Hospitality Technologies, Corp.
     --------------------------------------

     On November 11, 1998, the Company announced that it had agreed to merge with Sulcus. The transaction closed on March 26, 1999. The Company exchanged 9,296,669 shares of its common stock in connection with the merger as well as $6,900 in cash for 1,577 fractional shares. The combined companies have also incurred approximately $2.0 million in transaction costs related to the merger. These transaction costs were included in operating expenses in the first quarter of 1999. Sulcus develops, sells and services technology products and software throughout the world, primarily to the hospitality industry. The merger has been accounted for as a pooling-of-interests transaction.

     Windward Technologies Group, Inc.
     ---------------------------------

     On March 31, 1999, the Company merged with Windward. The prior shareholders of Windward received 1,375,001 shares of the Company's common stock. The transaction costs of $251,000 related to the merger were included in operating expenses in the first quarter of 1999. Windward develops, sells and services data networking and software products. The merger has been accounted for as a pooling-of-interests transaction.

     The following table summarizes the combined and separate results of the Company, Sulcus and Windward for the third quarter and first nine months of 1998. The 1998 results included in the statements of operations have been restated to include the results of Sulcus and Windward.

                                                       Quarter Ended         Nine Months Ended
                                                     September 30, 1998      September 30, 1998
                                                     ------------------      ------------------
          Revenue:
            Eltrax, as previously reported               $10,955,012             $37,908,464
            Sulcus                                        14,364,473              44,539,043
            Windward                                       1,573,398               2,243,529
                                                         -----------             -----------
          Total revenue                                  $26,892,883             $84,691,036
                                                         ===========             ===========
          Net income (loss):
            Eltrax, as previously reported               $  (288,143)            $  (937,109)
            Sulcus                                          (371,592)                240,490
            Windward                                         114,732                 162,467
                                                         -----------             -----------
          Total net income (loss)                        $  (545,003)            $  (534,152)
                                                         ===========             ===========

                              ELTRAX SYSTEMS, INC.

                              September 30, 1999

4.   REORGANIZATION COSTS

     In connection with the Company's mergers with Sulcus and Windward, and the relocation of Company headquarters to Atlanta, the Company has recorded significant reorganization costs in 1999. These charges are based upon Management's plans established in the first quarter of 1999 and consist of the following items:

                                  Reorganization      Amount Accrued at
                                       Costs          September 30, 1999
                                  --------------      -------------------
Severance and related costs         $1,846,000             $265,000
Facility costs                       1,138,000              353,000
Recruiting and relocation              462,000               15,000
Program closure costs                  716,000                    -
Other                                  469,900              181,000
                                    ----------             --------
                                    $4,631,900             $814,000
                                    ==========             ========

     The severance and related costs are attributable to approximately 37 employees who have been, or will be, terminated by the Company. These costs include $722,000 paid by Sulcus to a former executive of Sulcus, to settle obligations under an employment agreement.

     The facility costs represent the costs for leased facilities that will not be utilized for their full terms. The leases include the former Sulcus corporate headquarters and a portion of the Sulcus office used for research and development activities.

     The recruiting and relocation costs relate to the relocation of the Company's headquarters to Atlanta and organizational changes resulting from the mergers.

     The Company also determined during the first quarter to discontinue development of certain products, including the Legacy products previously being developed at Sulcus. Program closing costs include the write-off of $167,000 in previously capitalized software costs and a $350,000 settlement of a royalty claim related to the discontinued Sulcus Legacy products.

     Included in other costs is the write-down of assets affected by the Company's change in product focus as a result of the reorganization.

     The Company expects to substantially complete the reorganization by December 31, 1999.

                              ELTRAX SYSTEMS, INC.

                              September 30, 1999

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

                                             1999                1998
                                         -------------------------------
     Net income loss                     $(8,183,470)         $(534,152)
     Other comprehensive loss:
       Foreign currency translation         (211,463)           (90,000)
                                         -----------          ---------
     Comprehensive loss                  $(8,394,933)         $(624,152)
                                         ===========          =========

6.   EMPLOYMENT AGREEMENT

     In March 1999, the Company entered into an employment agreement with an executive of the Company. Under this employment agreement, the Company granted 500,000 stock options which vest over four years. The Company has guaranteed that the Eltrax options will be worth at least $1,305,000 by March 31, 2003. The cost of this guarantee will be charged to earnings ratably over the vesting period. A charge of approximately $82,000 was recorded in both the second and third quarter of 1999 related to this agreement.

7.   SEGMENT INFORMATION

     The Company is reporting information for two segments, the Technology Services Group and the Hospitality Services Group, and includes the effect of the mergers with Sulcus and Windward in the first quarter of 1999.

       Technology Services: The Technology Services Group consists of three operating units:

         Technology Solutions, which provides strategic assessment, application and network design, custom application development and integration, network management, support and maintenance.

         Customer Care, which provides 7X24 help desk through the Company's
          Network Operations Center as well as training and installation services to Eltrax customers and other companies on an outsourcing basis.

         Application Services, which provides outsourcing and remote delivery of applications including network and application management.

       Hospitality Services: The Hospitality Services Group provides software and systems, training and installation services to the hospitality industry.

                             ELTRAX SYSTEMS, INC.

                              September 30, 1999

7.   SEGMENT INFORMATION (continued)

     The accounting policies of the reportable segments are the same as those described in the Notes to Consolidated Financial Statements in the Company's 1998 Form 10-K. Management evaluates the business unit performance based on income before income taxes, intangibles amortization, interest income and expense and corporate expenses. Inter-segment sales and transfers are not significant.


Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                     Three Months Ended September 30, 1999                Three Months Ended September 30, 1998
                  ------------------------------------------            -----------------------------------------
                  Technology      Hospitality                            Technology      Hospitality
                   Services        Services            Total              Services        Services          Total

                  ------------------------------------------            -----------------------------------------
Revenue             $16,460         $16,749          $33,209               $12,220           $14,672      $26,893
Segment profit          (57)            603              546                   423             1,308        1,731
Total assets         24,005          38,436           62,441

                     Nine Months Ended September 30, 1999                 Nine Months Ended September 30, 1998
                  ------------------------------------------            -----------------------------------------
                  Technology      Hospitality                            Technology      Hospitality
                   Services        Services            Total              Services        Services          Total
                  ------------------------------------------            -----------------------------------------
Revenue             $45,468         $49,660          $95,128               $39,844            44,847      $84,691
Segment profit        1,632           3,681            5,313                 1,149             4,669        5,818

     The following table reconciles the total segment profit to the pretax loss (in thousands):

                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                   September 30,
                                                    -------------------------------------------------------
                                                       1999             1998             1999          1998
                                                    -------------------------------------------------------
Segments, above                                     $   546          $ 1,731          $ 5,313       $ 5,818
Corporate and administrative expenses                (1,477)          (1,759)          (4,341)       (5,252)
Amortization (excluding acquired software)             (553)            (426)          (1,724)       (1,013)
Transaction and reorganization costs                   (607)               -           (6,920)            -
Interest income (expense), net                         (165)              78             (468)          114
                                                    -------          -------          -------       -------
Pretax loss                                         $(2,256)         $  (376)         $(8,140)      $  (333)
                                                    =======          =======          =======       =======

8.   LITIGATION

     The Company is involved in claims and proceedings, which are routine and which in the aggregate are not deemed material to the Company's business or financial affairs.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believe," "will," "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.
Examples of such uncertainties include, but are not limited to, changes in customer demand and requirements, new product announcements, interest rate fluctuations, changes in federal income tax laws and regulations, competition, industry specific factors and world wide economic and business conditions. For a more comprehensive list of uncertainties, see the section entitled "Important Factors to Consider" in the Company's Report on Form 10-K for the year ended December 31, 1998. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

                                 INTRODUCTION

The Company is an international provider of technology and hospitality services. Through its Technology Services Group, the Company provides technology solutions, customer care services and application services. Through its Hospitality Services Group, the Company provides leading edge software, training and installation services to the hospitality industry. The Company grew through a number of technology solutions acquisitions prior to 1998. During the third quarter of 1998 the Company acquired Encore Systems, Inc. ("Encore"), which is engaged in providing application and support services as well as software to the hospitality industry.

Effective March 25, 1999, the Company completed its merger with Sulcus Hospitality Technologies Corp. ("Sulcus"). Sulcus, with 1998 annual sales of approximately $60 million, is a leading provider of application and support services to the hospitality industry. Sulcus develops, manufactures, markets and installs computerized systems primarily intended to automate hospitality industry property management systems in addition to the Squirrel point-of-sale system for the restaurant industry. Sulcus distributes its products and services throughout the world utilizing a network of distributors and company owned and operated locations.

Effective March 31, 1999 the Company completed its merger with Windward Technology Group, Inc. ("Windward"). Windward develops, sells and services data networking and software products. Windward's revenue totaled approximately
$3.7 million in 1998.

The Sulcus and Windward mergers were accounted for as poolings-of-interests and, accordingly, all financial information has been restated to give effect to the mergers as if they occurred as of the beginning of the earliest period presented.

During 1998 the Company focused on increasing its mix of value added services and discontinued the majority of its sales to distribution customers including the Company's Datatech operation, which was closed in the first quarter of 1998.

                         SUMMARY RESULTS OF OPERATIONS

Consolidated Results of Operations

Three Months Ended September 30, 1999, compared to Three Months Ended September 30, 1998

                                                     Three Months Ended
                                                        September 30,
                                               -------------------------------------------
     Dollars in thousands                         1999               1998           Change
     -------------------------------------------------------------------------------------
     Revenue                                   $33,209            $26,893           23.5%
     Gross profit                               13,044             10,485           24.4
     Gross profit margin                          39.3%              39.0%
     Net loss                                   (2,316)              (545)             -

     Operating expenses (1)                     14,528             10,939           32.8
     Operating loss (1)                         (1,484)              (454)             -
     EBITDA (1) (2)                               (214)               681              -
     -------------------------------------------------------------------------------------

         (1) Excludes one-time merger related and reorganization charges of $607 in 1999

         (2) Earnings before interest, income taxes, depreciation and amortization of intangibles and software

For the three months ended September 30, 1999, the Company's net loss totaled $2.3 million or $.10 per share, compared with a net loss of $545,000 and $.02 per share, for the same period of 1998. Excluding one-time reorganization charges totaling approximately $607,000, the net loss for the three months ended September 30, 1999, totaled approximately $1.7 million.

Total revenue was $33.2 million in the three months ended September 30, 1999, an increase of 23.5% from the same period of 1998. The comparability of revenue was affected by the inclusion of Encore's operating results beginning in September 1998. Gross profit increased by $2.3 million in the three months ended September 30, 1999, and was 39.3% of revenue compared with 39.0% in the same period of 1998. The increased gross profit margin in the three months ended September 30, 1999, was primarily attributable to increased profit margin in the Technology Services Group.

Total operating expenses for the three months ended September 30, 1999, were $14.5 million, excluding $607,000 of non-recurring reorganization charges, an increase of $3.6 million from the same period of 1998. An increase in Technology Services Group operating expenses of approximately $2.2 million resulted primarily from the following factors: the inclusion of the Company's customer care operations purchased in September 1998; investment in the Company's Application Services Provider initiatives; and continued investment in personnel and related costs to fuel growth in the Technology Services Group. An increase in the Hospitality Services Group operating expenses of approximately $1.5 million resulted primarily from the following factors: an increase of approximately $900,000 in the reserve for doubtful accounts primarily related to Sulcus sales prior to 1999; and a charge to earnings of $225,000 for prior year Sulcus taxes. Amortization of intangibles during the three months ended September 30, 1999, increased operating expenses by approximately $127,000, when compared to the same period of 1998. These increases were offset by a $281,000 decrease in corporate and administrative expenses. As a percent of revenue, total operating expenses were 43.7% during the three months ended September 30, 1999, up from 40.7% in the same period of 1998.

The reorganization costs of $607,000 incurred in the three months ended September 30, 1999, consisted primarily of costs related to the recruitment and relocation of management and administrative personnel to Atlanta, and the settlement of a royalty claim for $350,000 related to the discontinued Sulcus Legacy products.

Business Unit Performance

                                                                        Technology            Hospitality
          Dollars in thousands                                            Services             Services         Consolidated
                                                                   -----------------------------------------------------------
          For the Three Months Ended
                 September 30,                                        1999       1998      1999      1998      1999      1998
          -------------------------------------------------------------------------------------------------------------------
          Revenue                                                  $16,460    $12,220   $16,749   $14,672   $33,209   $26,893

          Gross profit                                               4,935      3,216     8,109     7,269    13,044    10,485
          Operating expenses                                         4,992      2,793     7,506     5,961    12,498     8,754
                                                                   ----------------------------------------------------------
          Earnings before interest, taxes, and
             amortization (1)                                          (57)       423       603     1,308       546     1,731
          Unallocated items
          Corporate and administrative
             expenses                                                                                         1,477     1,759
          Amortization expense (1)                                                                              553       426
          Reorganization costs                                                                                  607         -
                                                                                                            -----------------
           Operating loss                                                                                    (2,091)     (454)

           Interest expense (income), net                                                                       165       (78)
                                                                                                            -----------------
             Pre tax loss                                                                                    (2,256)     (376)
                                                                                                            -----------------

          Gross margin                                                30.0%      26.3%     48.4%     49.5%     39.3%     39.0%
          -------------------------------------------------------------------------------------------------------------------

  (1) Excluding amortization of  software which is charged to gross profit

The Company currently operates in the following two business segments:

Technology Services Group - The Technology Services Group consists of three operating units:

       Technology Solutions, which provides strategic assessment, application and network design, custom application development and integration, network management, support and maintenance.

       Customer Care, which provides 7X24 help desk through the Company's
         Network Operations Center as well as training and installation services to Eltrax customers and other companies on an outsourcing basis.

       Application Services, which provides outsourcing and remote delivery of applications including network and
       application management

Hospitality Services Group - This group provides leading edge software and systems, training and installation services to the hospitality and restaurant industries.

The key factors used to identify reportable business segments are the organization and alignment of the Company's internal operations, the nature of the products and services and customer type. Management evaluates business unit performance based on earnings before interest, taxes, and amortization (EBITA). Items not allocated to business segments include corporate and administrative expenses, amortization of intangibles (excluding amortization on acquisition related software), one-time merger-related and restructuring costs, and interest income and expense. The results set forth in this section are not necessarily a measure determined in accordance with generally accepted accounting principles and may not be comparable to other companies.

Technology Services Group

                                                                    Three Months Ended
                                                                       September 30,
                                                                 ----------------------------------------
       Dollars in thousands                                       1999             1998            Change
       --------------------------------------------------------------------------------------------------
       Revenue                                                   $16,460          $12,220            34.7%
       Cost of revenue                                            11,525            9,004            28.0
                                                                 ------------------------
         Gross profit                                              4,935            3,216            53.5
         Gross profit margin                                        30.0%            26.3%
       Operating expenses                                          4,992            2,793            78.7
                                                                 ------------------------
          EBITA                                                      (57)             423          (113.5)
       --------------------------------------------------------------------------------------------------

Operating results in the Technology Services Group during the three months ended September 30, 1999, reflect the impact of actions taken during the prior year to reposition operations into areas with higher growth and wider margin potential. Revenues increased $4.2 million in the three months ended September 30, 1999, over the same period in 1998, primarily due to revenue growth within the recently merged Windward operations, complemented by the inclusion of revenue from the Company's customer care operations purchased in September 1998. Gross profit in the three months ended September 30, 1999, increased 53.5% compared to the same period in 1998. Gross margins in the three months ended September 30, 1999, increased to 30.0%, reflecting a change in the mix of sales to focus on services and products with higher margins.

     Hospitality Services Group

                                                                     Three Months Ended
                                                                        September 30,
                                                                 ----------------------------------------
       Dollars in thousands                                       1999             1998            Change
       --------------------------------------------------------------------------------------------------
       Revenue                                                   $16,749          $14,672            14.2%
       Cost of revenue                                             8,640            7,403            16.7
                                                                 ------------------------
        Gross profit                                               8,109            7,269            11.6
        Gross profit margin                                         48.4%            49.5%
       Operating expenses                                          7,506            5,961            25.9
                                                                 ------------------------
       EBITA, after amortization of acquired software                603            1,308           (53.9)
       --------------------------------------------------------------------------------------------------

For the three months ended September 30, 1999, the Hospitality Services Group revenue and gross profit increased $2.1 million and $840,000, respectively, over the same period in 1998. The comparability was affected by the inclusion of Encore's operating results beginning in September 1998. Additionally, an increase in revenue from Squirrel point-of-sale systems totaled $1.3 million for the three months ended September 30, 1999, when compared to the same period in 1998. Operating expenses also increased during the three months ended September 30, 1999, when compared to the same period in 1998, due to the inclusion of Encore's operating results beginning in September 1998. Research and development expenses were lower by $225,000 during the three months ended September 30, 1999, when compared to the same period in 1998, due to discontinued development of certain products, including the Sulcus Legacy products.

Nine Months Ended September 30, 1999, compared to Nine Months Ended September 30, 1998

                                                           Nine Months Ended
                                                             September 30,
                                                       ---------------------------------------------
          Dollars in thousands                          1999                1998              Change
          ------------------------------------------------------------------------------------------
          Revenue                                      $95,128             $84,691              12.3%

          Gross profit                                  38,474              31,595              21.8
          Gross profit margin                             40.4%               37.3%
          Net loss                                      (8,184)               (534)                -

          Operating expenses (1)                        39,226              32,042              22.4
          Operating loss (1)                              (752)               (447)                -
          EBITDA (1) (2)                                 3,191               2,603              22.6
          ------------------------------------------------------------------------------------------

          (1) Excludes one-time merger related and reorganization charges of $6,920 in 1999
          (2) Earnings before interest, income taxes, depreciation and amortization of intangibles and software

For the nine months ended September 30, 1999, the Company's net loss totaled $8.2 million, or $.35 per share, compared with net loss of $534,000 and $.02 per share, for the same period of 1998. The current year results included one-time merger-related transaction costs and restructuring charges totaling approximately $6.9 million. Excluding these costs, the net loss during the nine months ended September 30, 1999, totaled $1.3 million.

Total revenue was $95.1 million in the nine months ended September 30, 1999, reflecting a 12.3% increase from the same period in 1998. The comparability of revenue was affected by the inclusion of Encore's operating results beginning in September 1998. This favorable impact was offset by reduced distribution sales, including the closure of the Company's Datatech subsidiary in the first quarter of 1998. Gross profit increased by $6.9 million in the nine months ended September 30, 1999, and was 40.4% of revenue, compared with 37.3% in the same period of 1998. The increases in gross profit and gross margin in the nine months ended September 30, 1999, were attributable primarily to the reduction in sales to distribution customers and an increased services revenue mix in the Technology Services Group.

Total operating expenses for the nine months ended September 30, 1999, were $39.2 million, excluding $6.9 million of non-recurring merger-related transaction costs and restructuring charges, an increase of $7.2 million from the same period of 1998. An increase in Technology Services Group operating expenses of approximately $4.9 million resulted primarily from the following factors: the inclusion of the Company's customer care operations, purchased in September 1998; investment in the Company's Application Services Provider initiatives; and continued investment in personnel and related costs to fuel growth in the Technology Services Group. An increase in the Hospitality Services Group operating expenses of approximately $2.4 million resulted primarily from the following factors: the inclusion of Encore's operations beginning in September 1998; an increase of approximately $900,000 in the reserves for doubtful accounts primarily related to Sulcus sales prior to 1999; and a charge to earnings of $225,000 for prior year Sulcus taxes. Amortization of intangibles during the nine months ended September 30, 1999, also increased operating expenses by approximately $712,000, when compared to the same period of 1998. As a percent of revenue, operating expenses were 41.2% during the nine months ended September 30, 1999, up from 37.8% in the same period of 1998. Corporate expenses decreased approximately $912,000, during the nine months ended September 30, 1999, due primarily to a reduction of legal fees that occurred at Sulcus in 1998.

The reorganization and transaction costs of $6.9 million incurred in the nine months ended September 30, 1999, consisted primarily of costs related to facilities that will not be utilized fully in the future, severance for employees terminated or to be terminated, costs related to the recruitment and relocation of management and administrative personnel to Atlanta, and legal, accounting, and other fees associated with the Windward and Sulcus mergers.

Business Unit Performance



                                                           Technology             Hospitality
              Dollars in thousands                           Services              Services          Consolidated
                                                         ----------------------------------------------------------
                For the Nine Months Ended
                      September 30,                         1999       1998      1999      1998      1999      1998
              -----------------------------------------------------------------------------------------------------
              Revenue                                    $45,468    $39,844   $49,660   $44,847   $95,128   $84,691

              Gross profit                                14,936      9,518    23,538    22,077    38,474    31,595
              Operating expenses                          13,304      8,369    19,857    17,408    33,161    25,777
                                                         ----------------------------------------------------------
              Earnings before interest, taxes and
                 amortization (1)                          1,632      1,149     3,681     4,669     5,313     5,818
              Unallocated items
                Corporate and administrative expenses                                               4,341     5,252
                Amortization expense (1)                                                            1,724     1,013
                Reorganization costs                                                                4,632         -
                Transaction costs                                                                   2,288         -
                                                                                                  -----------------
                 Operating loss                                                                    (7,672)     (447)

                 Interest (income) expense, net                                                       468      (114)
                                                                                                  -----------------
                     Pre tax loss                                                                  (8,140)     (333)
                                                                                                  -----------------

              Gross margin                                  32.8%      23.9%     47.4%     49.2%     40.4%     37.3%
              -----------------------------------------------------------------------------------------------------

 (1) Excluding amortization of software which is charged to gross profit

Technology Services Group

                                                                      Nine Months Ended
                                                                         September 30,
                                                                    -----------------------------------
              Dollars in thousands                                    1999            1998       Change
              -----------------------------------------------------------------------------------------
              Revenue                                               $45,468        $39,844         14.1%
              Cost of revenue                                        30,532         30,326          0.7
                                                                    ----------------------
               Gross profit                                          14,936          9,518         56.9
               Gross profit margin                                     32.8%          23.9%
              Operating expenses                                     13,304          8,369         59.0
                                                                    ----------------------
                 EBITA                                                1,632          1,149         42.0
              -----------------------------------------------------------------------------------------

Operating results in the Technology Services Group during the nine months ended September 30, 1999, reflect the impact of actions taken in the prior year to reposition operations to areas with higher growth and wider margin potential. Revenues increased approximately $5.6 million in the nine months ended September 30, 1999, over the same period in 1998, primarily due to the inclusion of the Company's customer care operations beginning in the third quarter of 1998, and increased growth in the recently merged Windward operations, offset by reduced sales from the closure of the Company's distribution operations in early 1998. The gross margin increased to 32.8% during the nine months ended September 30, 1999, reflecting a change in the mix of sales to focus on services and products with higher margins. Research and development expenses increased by $740,000 in the nine months ended September 30, 1999, when compared to the same period in 1998, due primarily to the inclusion of the Company's customer care operation beginning in September 1998.

Hospitality Services Group

                                                                        Nine Months Ended
                                                                           September 30,
                                                                    -----------------------------------
              Dollars in thousands                                     1999           1998       Change
              -----------------------------------------------------------------------------------------
              Revenue                                               $49,660        $44,847         10.7%
              Cost of revenue                                        26,122         22,770         14.7
                                                                    ----------------------
               Gross profit                                          23,538         22,077          6.6
               Gross profit margin                                     47.4%          49.2%
              Operating expenses                                     19,857         17,408         14.1
                                                                    ----------------------
              EBITA, after amortization of acquired software          3,681          4,669        (21.2)
              -----------------------------------------------------------------------------------------

For the nine months ended September 30, 1999, the Hospitality Services Group revenue and gross profit increased $4.8 million and $1.5 million, respectively, over the same period in 1998. The comparability was affected by the inclusion of Encore's operating results beginning in September 1998. Additionally, an increase in revenue from Squirrel point-of-sale systems totaled $2.8 million for the nine months ended September 30, 1999, when compared to the same period in 1998. Operating expenses also increased during the nine months ended September 30, 1999, when compared to the same period in 1998, due to the inclusion of Encore's operating results beginning in September 1998. Research and development expenses were lower by $758,000 during the nine months ended September 30, 1999, when compared to the same period in 1998, due to discontinued development of certain products, including the Sulcus Legacy products.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1.4 million at September 30, 1999, as compared to $7.2 million at December 31, 1998. The lower cash balances reflect the items discussed below.

                                                          Nine Months Ended
                                                            September 30,
                                                      ----------------------
          Dollars in thousands                           1999           1998
          ------------------------------------------------------------------
          Cash provided (used) by
           Operating activities                       $(2,176)      $  2,307
           Investing activities                        (3,154)       (10,886)
           Financing activities                          (285)         8,258

Cash used for operations in the nine months ended September 30, 1999, totaled $2.2 million compared with $2.3 million provided by operations in the same period of 1998. The net loss in the nine months ended September 30, 1999, of $8.2 million was offset by non-cash charges for depreciation and amortization of $3.9 million, and cash provided by operating items of approximately $2.0 million. Unearned revenue decreased in both periods presented, primarily due to annual maintenance billings made late in the fourth quarter that are collected in the first quarter.

Cash used for investing activities in the nine months ended September 30, 1999, totaled $3.2 million, compared to $10.9 million in the same period of 1998. The Company spent $1.3 million and $1.4 million on capitalized software costs in the nine months ended September 30, 1999 and 1998, respectively. Capital expenditures totaled $1.9 million and $1.2 million in the nine months ended September 30, 1999, and 1998, respectively. In September 1998 the Company purchased Encore Systems for $8.2 million.

Cash used for financing activities was $300,000 in the nine months ended September 30, 1999, compared to $8.3 million provided by financing activities in the same period of 1998. Borrowings on the Company's credit line during the nine months ended September 30, 1999, totaled $1.5 million and were offset by payments on long-term debt totaling $1.9 million. The cash provided by financing activities in the nine months ended September 30, 1999, resulted primarily from the issuance of common stock of $7.5 million and proceeds from a term loan of $4.0 million, offset by payments on the credit line of $2.7 million.

The Company's credit facility provides availability under a credit line of $6.0 million. The availability under the credit line is limited to the Company's borrowing base, which is a function of certain accounts receivable and inventory, less an outstanding letter of credit of $500,000 on September 30, 1999. At September 30, 1999, the borrowing base was approximately $6.0 million with borrowings and outstanding payments of approximately $5.5 million. The Company was not in compliance with certain covenants in 1999. The bank has waived this noncompliance.

The Company is in the process of negotiating an increase of its credit facility and a modification of existing covenants. Management believes that an increase in the existing credit facility and cash on hand will be sufficient to meet its short-term financing needs. The Company's long term strategic plans will require additional financing beyond that provided by operations and its line of credit. Management is exploring several alternatives to meet those long-term requirements.

                               YEAR 2000 UPDATE

As a result of certain computer programs being written using two digits rather than four to determine the applicable year, any computer systems that have date sensitive software may recognize a date using a "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). This causes programs that perform arithmetic operations, comparisons or date sorts to possibly generate erroneous results when the program is required to process dates from both centuries. This could result in a system failure, incorrect data or other business disruptions. The Company's shareholders should take into account the following risk factors related to the Year 2000 Issue.

Internal Business Processing Systems. The first area of concern is the impact of the Year 2000 Issue on internal business processing systems. Due to Company's growth through a number of acquisitions and mergers, the Company currently uses a number of different business processing systems. Certain of these systems may not be year 2000 capable. To address the inefficiencies caused by multiple systems and the Year 2000 Issue, the Company determined in early 1998 to replace all existing systems with new uniform year 2000 capable systems that are expected to improve operating efficiency. These systems are also being implemented at Windward and at the majority of the domestic Sulcus operations. The final software selection was made in late 1998. The implementation is expected to occur throughout 1999. The cost of these systems, including software, hardware, and implementation costs, is expected to be in the range of $600,000 to $800,000. At September 30, 1999, costs of approximately $680,000 had been incurred.

Customers' Network Systems. The second area of concern is with network systems sold and/or installed by the Company. The Company has instituted a program to review the systems of all customers who currently purchase ongoing maintenance services from the Company. This program will provide assistance to customers in reviewing their networks for the Year 2000 Issue. Customers not utilizing support services will be notified of their need to review their networks for year 2000 risks. This process was substantially complete at the end of 1998. This project has not resulted in any material incremental cost to the Company.

Company Products. The third area of concern involves the Company hardware and software products. The Company's current hardware and software products are believed to be year 2000 capable. With respect to the Company's products that were not year 2000 capable when sold, the Company has either discontinued support of these products, or has substantially completed upgrading them to the year 2000 capable version. This process should be completed in 1999, and any future costs are expected to be minor. In cases where the Company has discontinued support of a product that is not year 2000 capable, the Company has made significant effort to notify all affected customers, and the Company's web site provides additional notification of this fact.

Suppliers. The final area of concern is whether the products and services procured by the Company from its major suppliers will function properly or be available without interruption in the year 2000. The Company is requesting assurances from its major suppliers that they are addressing the Year 2000 Issue in a timely fashion. There can be no assurance that all of the Company's suppliers of products and services will successfully address the Year 2000 Issue. It will be impossible to fully assess the potential consequences if service interruptions occur from suppliers or in infrastructure areas such as utilities, communications, transportation, banking and government. As a result, the Company is documenting its contingency plan to minimize the impact of such external events.

While the Company's efforts to address these year 2000 risks will involve additional costs and the time and effort of a number of employees, the Company believes, based on currently available information, that it will be able to properly manage its total year 2000 exposure. However, the Company may not be successful in this effort, which may have a material adverse effect on Eltrax's business, financial condition or results of operations.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         DocuCorp Royalty Claim: The DocuCorp claim, which was reported in the
         ----------------------
         Company's previous Form 10Q, was settled during the reporting period, for a cash payment by the Company of $350,000.

         Wager and Benesch Friedlander Litigation: The litigation between the
         ----------------------------------------
         Company and Michael Wager and his lawfirm continues. The Company continues to believe that its claims are valid and intends to vigorously pursue those claims against these defendants.

         Harris Litigation: The litigation (arbitration) between the Company and
         -----------------
         Leon Harris (the former CEO of Sulcus Hospitality Technologies Corp.), which was reported in the previous Form 10Q, was settled after the end of the reporting period. Mr. Harris will pay $50,000 to the Company, and the parties have exchanged general releases.

         The Company is also involved in other claims and proceedings, which are routine and which in the aggregate are not deemed material to the Company's business or financial affairs.

Item 2.  Changes in Securities
         ---------------------

         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a) Exhibits

          27  Financial Data Schedule.

          (b) Reports on Form 8-K.

              None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Eltrax Systems, Inc.



Date: November 15, 1999         /s/ William A. Fielder, III
                                ---------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)