Form 10-K405
period 1999-12-31
ELTRAX SYSTEMS INC
filed 2000-03-27
CIK 797448

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

             [ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1999

          [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission File Number 0-22190

                             ELTRAX SYSTEMS, INC.
                  (Name of issuer as specified in its charter)

          MINNESOTA                                    41-1484525
(State or other jurisdiction of                (I.R.S. Employer I.D. No.)
 incorporation or organization)

                             900 Circle 75 Parkway
                                   Suite 1700
                               Atlanta, GA  30339
                    (Address of principal executive offices)
                                  770-612-3500
                          (Issuer's telephone number)

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

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of February 29, 2000, 23,940,867 shares of Common Stock of the registrant were outstanding, and the aggregate market value of the Common Stock of the registrant as of that date (based upon the last reported sale price of the Common Stock reported on that date by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and officers, was $305,019,468.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held May 30, 2000 (the "2000 Proxy Statement").

                                     PART I


                   Note Regarding Forward-Looking Statements

     Certain statements contained in this Form 10-K under Item 1:  "Business,"
Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K or incorporated herein by reference, that are not statements of historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "intend," "will" and similar expressions are examples of words that identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding our future financial position, business strategy and expected cost savings. These forward-looking statements are based on our current beliefs, as well as assumptions we have made based upon information currently available to us.

     Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include general national and worldwide economic conditions, our ability to implement our business plan and manage our growth, the acceptance and increased use of the Internet and Internet-based business solutions, rapid technological and regulatory changes in the industry we serve, our uncertain revenue growth, the ability to identify appropriate business to acquire and efficiently integrate those acquired businesses, foreign currency fluctuations and other uncertainties relating to our business in foreign countries, competition and other factors disclosed in our other filings with the Securities and Exchange Commission. All subsequent forward-looking statements relating to the matters described in this document and attributable to us or to persons acting on our behalf are expressly qualified in their entirety by such factors. We have no obligation to publicly update or revise these forward-looking statements to reflect new information, future events, or otherwise, except as required by applicable federal securities laws, and we caution you not to place undue reliance on these forward-looking statements.

ITEM 1.  BUSINESS

General
-------

     Eltrax Systems, Inc., a Minnesota corporation (herein referred to as we, us or the Company), is a global provider of outsourced information technology ("IT") solutions. We operate through two separate business units: the Technology Services Group ("TSG") and the Hospitality Services Group ("HSG"). The TSG provides technology solutions, customer care services and acts as an application service provider ("ASP"). The HSG provides enterprise information solutions for the global hospitality industry. We have previously announced that we are exploring various alternatives to further our strategy of expanding our penetration of the network, application and ASP markets. We are currently focusing these efforts on the valuation and possible disposition of certain non-strategic assets, although there can be no assurance that any disposition will occur. Our headquarters are located at 900 Circle 75 Parkway, Suite 1700, Atlanta, GA 30339 and our telephone number is (770) 612-3500. We maintain a worldwide web address at www.eltrax.com.
                         --------------

     The Company was incorporated in Minnesota on March 20, 1984. Originally, we were engaged in two businesses: (i) the distribution of high density magnetic stripe plastic cards to store information used in patient admissions to health care facilities (the "Health Card Business") and (ii) a digital image archiving business, specializing in digitizing and archiving X-ray film and other medical information images (the "Imaging Business").

     In 1996 as part of a strategic business re-focus, we acquired our first two data communication companies and sold the Imaging Business and the Health Card Business. Also in 1996, we changed our fiscal year-end to a calendar year.

     In 1997, we made five additional acquisitions expanding our geographic coverage and adding new service offerings in the data communications business. Also during 1997, we began focusing our efforts on our end user network systems business, as well as our entry into the network monitoring and management business. As a consequence, during the first quarter of 1998, we consolidated certain offices and closed other offices which specialized in the lower margin distribution of products to reseller customers. This action resulted in the write-down of certain intangible assets in 1997 and significantly reduced 1998 sales from those activities.

     In 1998, we acquired Encore Systems, Inc., Global Systems and Support, Inc. and Five Star Systems, Inc. (collectively, "Encore"). Encore provides software and technology services to the hospitality industry, including an industry leading help desk and installation business.

     In 1999, we merged with Sulcus Hospitality Technologies Corp. ("Sulcus"). Sulcus develops, manufactures, markets and installs computerized systems primarily intended to automate hotel industry property management systems in addition to the SQUiRREL(TM) point-of-sale system for the restaurant industry. Also, in 1999, we completed a merger with Windward Technology Group, Inc. ("Windward"). Windward focuses on the application development market, with added networking and network management services. We accounted for the Sulcus and Windward mergers as poolings-of-interests and, accordingly, all financial information has been restated to give effect to the mergers as if they occurred as of the beginning of the earliest period presented.

Technology Services Group
-------------------------

The Eltrax Solution

     The TSG has developed its product and service offerings based on our proprietary Plan, Build, Run(SM) methodology. Through this methodology, we offer clients rapid delivery of comprehensive solutions for the effective deployment of e-business or other technology-related initiatives. Our Plan, Build, Run methodology focuses on providing solutions across all of our product and service offerings, allowing us to offer full-service solutions that maximize our client's return on technology investment. The Plan, Build, Run methodology is delivered in a systematic approach designed to fully leverage the technical expertise of our experienced staff.

Plan

    . Comprehensive assessment and needs analysis. We work directly with the client to define measurable business objectives and develop a strategy to achieve these objectives.

    . Network and application design and specification. We define the scope of the solution, design the solution based on the derived specifications and create a prototype that incorporates the elements of the solution.

    . Operations optimization and simulation. Once the prototype is completed, we test the prototype to ensure the optimal functionality of the new solution.

Build

    . Infrastructure and project-based installation management. Once all testing is complete, we organize and manage the necessary resources for the implementation and integration phase of the solution.

    . Development of custom network and application solutions. Using the specifications and prototypes developed above we develop the desired solution.

    . Component fulfillment with "best-of-breed" products. If required, we select the appropriate hardware and software products for effective solution deployment.

    . Implementation and integration of solution into existing IT infrastructure. Our highly trained network and application specialists implement and integrate the new solution into the existing IT infrastructure.

Run
    . Comprehensive training. We provide the management and personnel of our clients with concept-of-operations training concentrating on understanding newly implemented network systems and applications.

    . Hosting and management solutions. As a full-service ASP, we provide secure remote hosting of applications in order to mitigate the costs associated with on-site hosting and maintenance.

    . Maintenance and monitoring services. We provide a comprehensive suite of client support functions, including network and application monitoring and maintenance, that ensure that our solutions achieve the predetermined level of service that we are contractually obligated to deliver.

    . Help desk support. We provide 24x7 technical support to address all troubleshooting and maintenance services. Most problem resolutions can be handled remotely. When they are not handled remotely, the help-desk support function guarantees that our engineers will be dispatched to the location of the problem within a prescribed time period, generally two to eight hours.

Products and Services

     Our technology services are utilized by over 3,000 clients. The TSG consists of three operating units that provide our clients with integrated solutions: Technology Solutions, Customer Care Solutions and Application Service Provider. Our Technology Solutions division designs and implements networks, develops and integrates applications, and manages and maintains daily network operations. The Customer Care Solutions division services over 2,500 sites and consists of help desk/applications support and training/installation services. Our ASP division provides Web-hosted software products. We are rapidly expanding our product offerings in the ASP segment and intend to market these products to our existing clients and through third party channels.

Technology Solutions

     Comprised of approximately 300 employees operating from 23 locations across the U.S., the Technology Solutions division provides solutions that enable our clients to more effectively communicate and manage information. The Technology Solutions division includes:

 .  Network Services. We offer a broad range of scalable network solutions.
   Through our network services professionals, we provide network and systems management services focused on designing and implementing reliable and continuously available management systems for large-scale, highly complex networks. Our clients may elect to purchase full life-cycle management services or purchase our services on a turn-key basis. Our Network Services team offers the following products and services:

       Services Highlights                       Features and Benefits
----------------------------------------------------------------------------------------------------
Assessment, consulting and design   .  Network assessment and needs analysis
services                            .  Network design and specification services
                                    .  Connectivity management and security
                                    .  Network optimization and simulation
                                    .  Workflow analysis and staff assessment
--------------------------------------------------------------------------------------------------------
Network implementation,             .  Infrastructure and project-based installation management
customization and staffing          .  Software integration using client-specific requirements
services                            .  Multiple vendor access for network component fulfillment
--------------------------------------------------------------------------------------------------------
Support and maintenance services    .  24x7 help desk providing unique client tracking and multiple operating systems servicing
                                    .  Flexible maintenance options
                                    .  Software subscription and upgrade services
--------------------------------------------------------------------------------------------------------
Training services                   .  Concept-of-operations and equipment training
                                    .  Management configuration and system training for administrators
                                    .  Operational system management
--------------------------------------------------------------------------------------------------------

 . Application Services. We plan, develop and implement sophisticated software applications for integrating a client's personnel, business processes and technology in a distributed environment. We have built an extensive library of tools called the Solutions Center Technology Suite(TM) that provides a standardized template for integrating a client's current system or building a customized solution. Our application services professionals integrate third-party software with a client's existing computing and networking infrastructure. Our Application Services team offers clients a broad range of capabilities, including:

   .  Development of custom, Web-based applications;
   .  Web-enabling and integration of legacy applications;
   .  Data warehousing and data mining;
   .  Sales force automation;
   .  Internet-based CRM;
   .  e-commerce;
   .  Supply chain management; and
   .  Workflow, messaging and collaboration.

 . Managed Services. We provide the tools and processes to manage a client's network and applications. We offer a variety of service options for continuous network life-cycle management. Our solutions include a full set of services that help clients design and deploy their own network operating center systems as well as outsourcing this function by utilizing our NetWATCH OnLINE(TM) remote service. We have developed prepackaged "toolkits" based on the integration of custom and third-party software to rapidly deploy network management systems. We build our services around software and hardware products from leading vendors including Veritas and Hewlett-Packard.

  Customer Care Solutions

     Our Customer Care Solutions division helps to simplify support functions of primarily small- to medium-size companies by offering the following services:

 . 24x7 help desk and application support. Our help desk solutions provide 24-hour, continuous service to over 2,500 sites. We customize our services to fit the client's needs and requirements and to manage all aspects of the call resolution process including escalation to third-party service providers if necessary.

 . Training and installation. We provide installation services for both software and hardware requirements. These services range from central processing unit replacements to fully integrated installations. We furnish full software application installation, including custom and "off-the-shelf" software solutions. We plan, monitor and coordinate every aspect of the installation process. Additionally, we offer services such as project management, installation help desk, and centralized training.

     Application Service Provider

     Our ASP offering is a delivery vehicle for software or other applications that clients "rent" on a monthly basis instead of incurring a large, one-time initial investment. Our application hosting operations team provides active monitoring and application-level support for Internet-based applications on a 24x7 basis, reducing our clients' need for large IT staffs. Our infrastructure is designed to provide clients with responsiveness, reliability, scalability and security. We believe we are ideally positioned to market our ASP services to our existing network services and CRM clients. Additionally, we will deliver our ASP services through third party channels. Currently, we offer our clients four hosted applications:

 . Managed iCustomer Care Service(TM). Enables a customer service agent to answer e-mail messages, take calls or join chat sessions in order to increase communication with the client. In addition, an agent can update a client profile, log a service request, respond with a problem resolution by e-mail, update the client with order status and provide a multitude of other client service functions.

 . iMessaging and Collaboration Service(TM). Provides an Internet-based messaging solution with multiple functionalities, including e-mail messaging, work group collaboration, document and calendar sharing and meeting scheduling.

 . HRE-Source(TM). Provides workflow solutions combined with the reduced deployment time frames and lower total cost of ownership of an ASP platform. The solution, targeted initially at the education industry, automates the hiring process, from initial contact with applicants to final approval of hiring.

 . InnDemand(TM). InnDemand is a Web-based hotel technology solution for outsourced reservation and fulfillment services. InnDemand is targeted to small hotel chains and independent hotel operators.

Benefits of Our Solutions

     Our solutions provide clients with speed of IT implementation and evolution and experienced IT professionals normally associated with much larger organizations. Our solutions provide clients with the following benefits:

 . Ability to focus on core competencies. Our solutions allow small- and medium-sized companies to focus on their core business competencies by outsourcing all or a portion of their IT needs. Many of our clients do not have the resources to maintain internal personnel with the advanced skills required in today's IT environment.

 .  Access to comprehensive IT functions. We provide services across the entire
   IT spectrum from consulting to implementation to maintenance. We believe the option of a single-source for IT outsourcing is especially appealing to our clients who often lack the time and resources to coordinate a multi-party effort. Additionally, we provide our clients access to specific, high-level IT expertise which would normally be handled by an IT generalist.

 . Cost-effective alternative to internal IT infrastructure. Our clients often have limited financial resources dedicated to their Internet and IT initiatives. Our solution methodology is focused on delivering measurable value for clients. In connection with our distribution partners, we utilize economies of scale to offer clients solutions that incorporate products and services purchased at a discount to retail price. In addition, our ASP services can reduce or eliminate many of the initial costs of application software as well as the networking equipment, databases and operating systems required to run key applications.

 . Enhanced reliability for key business applications. Many of our clients wish to outsource their key business applications. Any service interruption involving key applications such as e-mail, hosting, customer care and network administration can be operationally debilitating and costly. Our solutions offer a guaranteed level of performance, which provides clients with the reliability they require from their key business applications.

Strategy

   Our objective is to become the leading full service provider of outsourced Internet- and Network-based solutions to small- and medium-sized businesses. Our strategy for achieving this objective is as follows:

 . Expand service offerings. As a total solution provider of outsourced IT services for small- to medium-sized clients, we intend to continue to expand our service offerings within all segments of the TSG to capture a larger percentage of our clients' IT budgets.

 . Offer new ASP products. We intend to continue to align ourselves with other types of application developers and also to continue to develop proprietary applications where applicable.

 . Market our ASP products to our existing client base. We intend to continue to target our large, existing client base for additional ASP revenue opportunities.

 . Expand strategic alliances. We intend to expand strategic relationships with various manufacturers of networking hardware, software developers and vertical industry specialists in order to broaden our product base and create new distribution channels.

 . Focus on vertical markets. We intend to focus on specific vertical markets, including, but not limited to: (i) communications; (ii) retail; (iii) education; (iv) manufacturing; and (v) healthcare. These are vertical markets in which we have significant prior experience deploying IT solutions.

Clients

     The TSG has over 3,000 clients from a diverse group of industries. To date, we have focused our efforts in the communications, retail, education, manufacturing and healthcare vertical markets. The majority of our customers operate in these targeted industry segments and include many well-known companies. We provide our customers with broad IT solutions and thus may offer one customer a variety of products and services.

     For the fiscal year ended December 31, 1999, no single TSG client accounted for more than 15% of TSG's annual revenues or 10% of our consolidated revenues. A representative list of our clients includes:

 .  Bass Hotels & Resorts                           .  Snapper Power Equipment
 .  CAIS Internet                                   .  NetRail
 .  St. Joseph University                           .  NewSouth Communications
 .  HealthSouth                                     .  BuildNet
 .  KMC Telecom                                     .  SmithKline Beecham
 .  Federated Department Stores                     .  Promus Hotels
 .  NetGen                                          .  Comcast

Sales and Marketing

     We market our TSG products and services to small- and medium-sized clients with revenue of $50 million to $1 billion, principally in the communications, retail, education, manufacturing and healthcare markets. Our sales objective is to achieve broad market penetration by focusing on market segments which have a high propensity both to outsource and to deploy complex, mission-critical software applications and network services. We sell our services directly through a regional sales force of 69 individuals located in 17 states. In addition, we receive referrals through an extensive network of business partners. Our direct sales professionals employ a consultative sales approach working with a prospective client's senior executives to identify the client's service requirements.

     Our marketing organization is responsible for building brand awareness, identifying key target markets and developing innovative services to meet the evolving demands of the marketplace. Another objective of the marketing effort is to stimulate the demand for services through a broad range of marketing communications and public relations activities. Primary communication vehicles include advertising, tradeshows, direct response programs, event sponsorship and Web sites.

Competition

     Competition for our TSG products and services is intense. The TSG competes primarily with internal IT organizations of actual or potential end-users of our services. The TSG also competes with systems integrators, hardware and software suppliers and telecommunications companies. In the market for Internet-enabled application software and network solutions, we compete on the basis of performance, price, software functionality, capabilities and service levels. The market for Internet-related services is extremely competitive. We anticipate that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of the Internet market have attracted many start-ups, as well as extensions of existing businesses from different industries.

 . Systems Integrators. We compete with national, regional, and local commercial systems integrators who bundle their services with software and hardware providers and perform a facilities management outsourcing role for the customer. These competitors generally have greater name recognition or more extensive experience than we do. EDS, Andersen Consulting, PricewaterhouseCoopers and MCI Systemhouse, among others, provide professional consulting services in the use and integration of software applications in single project client engagements. Large systems integrators may establish strategic relationships with software vendors to offer services similar to ours.

 . Hardware and Software Companies. We compete with hardware and software companies in providing packaged application solutions, as well as network infrastructure. In order to build market share, both hardware and software providers may establish strategic relationships in order to enhance their service offerings.

 . Telecommunications Companies. All of the major telecommunications companies, including AT&T, MCI WorldCom, and Sprint, offer Internet access services. In order to address the Internet connectivity requirements of the current business customers of long distance and local carriers, we believe that there is a move toward horizontal integration through acquisitions of, joint ventures with, and purchasing connectivity from, ISPs. Accordingly, the Company expects that it will experience increased competition from the traditional telecommunications carriers. Many of these telecommunications carriers, in addition to their substantially greater network coverage, market presence, and financial, technical and personnel resources, also have large existing commercial customer bases. We believe that our local presence, our strong technical and data oriented sales force, and our branded software applications are important features distinguishing us from the telecommunications companies.

 . Other Potential Competition. It is possible that new competitors or alliances may emerge and gain market share. Such competitors could materially affect our ability to obtain new contracts. Further, competitive pressure could require us to reduce the price of our products and services, thus affecting our business, financial condition and results from operations.

Hospitality Services Group
--------------------------

     The HSG designs, manufactures, markets and services enterprise information products and services for the global hospitality industry. These products and services consist of application-specific software and hardware systems, supplemented by training, installation, maintenance and call center support services. The HSG concentrates on three major areas: restaurant solutions, lodging solutions and energy management solutions. In addition to our software enterprise products and services and hardware products, we offer a wide variety of support services and products for our hotel and restaurant information systems. We offer training, installation, call center support and maintenance contracts for all hospitality products.

Products and Services

     Restaurant Solutions

     Our restaurant solutions consist of hardware and software for point-of-sale ("POS") and operational applications under the SQUiRREL brand name. The SQUiRREL Restaurant Management System offers complete automation of full-service restaurant operations--POS, credit card processing, labor cost management, time and attendance, food and beverage management and data transfer capabilities to and from other software applications. POS applications include "touch-screen" ordering systems used by waitstaff and the ability to print guest checks in combined, split, partial or separate presentation formats. SQUiRREL POS systems are installed in over 7,000 locations worldwide, currently focusing on the table service, casual dining, fine dining, hotel food and beverage, club food and beverage and bar segments of the market. SQUiRREL's "touch-screen" order-entry technology is installed in full-service restaurants throughout the world.

     Lodging Solutions

     Our lodging solutions consist of comprehensive software packages for property management systems ("PMS") under the Medallion(TM), Performer(TM) and LANmark(R) brand names. Our PMS software provides for reservations, guest accounting, sales and catering applications, travel agent accounting, engineering management, and interfaces to central reservations and global distribution systems. To date, we have installed over 4,000 PMS systems worldwide in both international hotel chains and independent hotel/resort properties.

     Our Medallion software offers an extensive suite of hotel management features including reservations, guest services, registration, accounting, housekeeping, groups, packages, travel agent checks and night audit features. It also includes a training database. In addition, the Medallion product interfaces with many of the leading hospitality systems currently in use. Medallion is the first 100% Microsoft(R) WindowsNT(R)-compliant product in the industry.

     Our Performer property management system has been used worldwide by over 2,000 clients with UNIX-based systems since 1982.

     Our LANmark property management system automates all facets of the hospitality business. LANmark products can operate independently and will also operate with an extensive variety of third-party products and applications. To date, over 1,200 installations on the LANmark system have been completed in over 20 countries.

     Energy Management Solutions

     Our energy management solutions consist of guestroom energy management and communication systems under the InnPULSE(R) and SensorStat(R) brand names. Our Senercomm(TM) group of products makes us a world leader in sales, development and manufacturing of guestroom energy management and communications systems using passive infrared occupancy-based technology.

     InnPULSE is a total in-room information and management system that benefits the engineering, food and beverage and housekeeping operations. With InnPULSE, in-room guest services become an interactive, online communications network, linking electronic locks, safes, mini-bars, smoke detectors and HVAC systems via existing cable TV wiring. InnPULSE virtually monitors guestroom operations 24 hours a day, providing online alarms, control functions and operational reports.

     SensorStat products replace the existing guestroom thermostat, providing hotel guests with an enhanced level of digital HVAC comfort control while automatically reducing energy waste. SensorStat uses state-of-the-art passive infrared sensing technology to continuously monitor each guestroom for the presence of guests or staff. When rooms are unoccupied, SensorStat takes control of the HVAC thermostat and automatically sets the temperature to an energy-saving level.

Clients

     For the fiscal year ended December 31, 1999, no single HSG client accounted for more than 10% of HSG's annual revenues.

     SQUiRREL products are used in over 7,000 dining establishments throughout the world. SQUiRREL customers include Houlihan's, The Palm, Chi Chi's, Chevy's, Spago, Wolfgang Puck Cafe, and Lettuce Entertain You. Our lodging solutions are currently used in over 4,000 hotels worldwide, including Bass Hotels and Resorts, Hyatt Hotels, Choice Hotels International, Trusthouse Forte, Doubletree Hotels, Wyndam Hotels and Radisson Hotels.

     Our energy management solutions are used primarily by hotels, timeshare properties, universities, the military and the federal government. Currently, our energy management solutions are used at approximately 200 sites by leading worldwide establishments, including Walt Disney World Resorts, Universal Studios and Hilton Corporation.

Sales and Marketing

     We market and sell our hospitality products and services through the following distribution channels: direct offices, business partners, premier accounts and our International Division.

     . Our direct sales offices, which are located in eight cities throughout North America, are comprised of approximately 35 salespersons. This distribution channel focuses on independent restaurants and hotels.

     . Premier accounts, which include customers such as large chains with no geographic boundaries. Relationships with all of our large multi-unit customers are maintained through this arrangement with nine of our employees managing these accounts.

     . Business partners, which are dealers located throughout North America who service and sell POS products. Dealers, located in 58 cities throughout North America, support our sales effort with eight of our employees managing these accounts.

     . International distribution, which is coordinated through our international division. Located in 10 cities worldwide, our direct sales team of 25 employees attracts a broad base of international customers. In addition, we have relationships with dealers in 16 cities throughout the world.

     We consider our direct and indirect global distribution network a major strength. The Company, its U.S. based dealers, and international distributors work closely together in seeking to identify new customers, products, services and markets, as well as to serve our existing customer base with enhanced products and services. In addition to marketing our products through our worldwide sales force, we use the Internet, trade shows, and advertisements in trade journals to support our efforts.

Competition

     The HSG competes with POS full service providers and hardware providers who market their products in conjunction with independent software vendors. The HSG also faces competition from PMS vendors. There are worldwide at least 40 competitors that offer some form of sophisticated POS system similar to ours and over 100 PMS competitors. Competitors in the POS marketplace include full service providers such as Micros Systems (Restaurant Enterprise Series POS), Panasonic, Positouch, Infogenesis, Ibertech (Aloha POS), Hospitality Solutions International, GEAC, NCR (Compris POS), Radiant Systems, Tridex (Progressive
POS), Par Technology and hardware providers such as IBM, NCR, and Javelin, who market their products in conjunction with independent software vendors. There are also numerous smaller companies that license their POS-oriented software with PC-based systems in regional markets.

     Many of the over 100 competitors in the PMS market are small companies with software designed to run on industry standard PCs. There are, however, various major competitors including Micros Systems (Fidelio), MAI Systems, REZsolutions, GEAC, Springer-Miller, and property management systems developed and marketed by major hotel chains for their corporate-owned operations and franchisees.

Trademarks and Service Marks
----------------------------

     The Company owns a number of trademarks and service marks that have been registered with the United States Patent and Trademark Office, including SensorStat(R), InnPulse(R), LANmark(R), Pagelogic(R) and Soft Bypass(R). In addition, the Company has trademark applications pending for a number of additional trademarks and service marks, including NetWATCH OnLINE(TM), iMessaging(TM), HRE-Source(TM), and InnDemand(TM). The Company also holds a patent on a unique HVAC Control System and Method. The Company considers its intellectual property rights to be important to its business and actively defends and enforces them.

Research and Development
------------------------

Our research and development expenditures have been focused in the areas of our POS, PMS and ASP efforts. Research and development expenditures totaled $4.4 million, $4.1 million and $3.1 million during the years ended December 31, 1999, 1998 and 1997, respectively. Of these expenditures, amounts totaling $2.1 million, $1.7 million, and $1.6 million, respectively qualified for capitalization. For our POS products, our primary research and development efforts have been to introduce our Microsoft NT compliant POS, with a Java/Linux workstation platform. In addition, we have added international capability to the product. For our PMS products, our primary research and development efforts have been for development of Medallion, our Windows NT compliant PMS, including adding international features and functionality. For our ASP products, our research and development efforts have been the development of the PMS for InnDemand.com, and our HRE-Source offering. We expect to spend approximately $2.0 million during fiscal year 2000 on research and development in the ASP business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources."

Employees
---------

     As of December 31, 1999, we employed approximately 810 persons on a full-time basis. None of our employees are covered by a collective bargaining agreement and we believe our relationship with our employees is good. Our ability to successfully offer commercially marketable products and to establish a market position in view of continuing technological developments will depend in part upon our ability to attract and retain qualified technical personnel. Competition for such personnel is intense.

Vendors
-------

     We maintain relationships with a number of suppliers and vendors of software, hardware and equipment. We believe that alternative sources are available if current suppliers or vendors are unable to provide adequate quantities of these or other products at acceptable prices. In our ASP business, we depend on a few software and telecommunications companies to supply the key components of the computer and telecommunications equipment and the telecommunications services we use to provide our ASP services. If any of the software vendors stop making their products available to us, we would be harmed. In addition, any disruption in our ability to provide hosting services could prevent us from maintaining the required standard of service, which could cause us to incur contractual penalties. While we believe that alternative sources of software and telecommunications equipment and services are available, such supply and license arrangements would take time to negotiate and implement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - We may not be able to deliver our services if third parties do not provide us with key components of our infrastructure."


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company is headquartered in Atlanta, Georgia, where it currently leases its principal executive offices. The Company is currently completing the build-out of leased offices in Atlanta where it will locate its main corporate offices, ASP business, TSG and Lodging division (the "Atlanta Facility"). The Atlanta Facility is approximately 45,000 square feet, of which 22,500 square feet will be used for offices and 22,500 square feet will be used for operations. The build-out is expected to be complete in April 2000. The lease on the Atlanta Facility provides for rent of approximately $104,000 per month, plus a share of operating expenses. Beginning in February 2000, we began paying monthly rent for the Atlanta Facility of approximately $76,000, which represents the facility's base rent, less the rent paid by the Company for its current Lodging division location.

     We lease space in a number of other locations in North America and several foreign countries, including a 14,000 square foot facility in Raleigh, North Carolina and a 20,000 square foot facility in Reading, Pennsylvania, primarily for technical operations and warehouse space. Outside of Atlanta, we believe that our leased facilities are adequate to meet our current needs in the markets in which we have begun to deploy our services, and that additional facilities are available to us to meet our expansion needs for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation with customers, vendors and suppliers in the ordinary course of business, and a number of such claims may exist at any given time. All such existing proceedings, taken together, are not expected to have a material adverse impact on the Company's results of operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq National Market under the symbol "ELTX". Prior to February 17, 2000, the Company's common stock was traded on the Nasdaq Small Cap Market under the symbol "ELTX". The following table sets forth the quarterly high and low bid prices for the Company's common stock for the years ended December 31, 1999 and 1998, as reported by Nasdaq. The prices set forth below do not include adjustments for retail mark-ups, markdowns or commissions and represent inter-dealer and do not necessarily represent actual transactions.

                                                                High     Low
                                                               -------  ------

     Year ended December 31, 1999:
               First Quarter.................................   $6.125  $3.813
               Second Quarter................................    5.000   3.375
               Third Quarter.................................    4.438   3.125
               Fourth Quarter................................    9.500   3.375

     Year ended December 31, 1998:
               First Quarter.................................   $ 7.25  $ 4.88
               Second Quarter................................    10.38    5.72
               Third Quarter.................................     8.38    3.75
               Fourth Quarter................................     8.00    3.88

     As of December 31, 1999, there were approximately 3,400 shareholders of record. The Company has never paid cash dividends on its common stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's current credit facility prohibits the payment of cash dividends on its common stock.

     During fiscal year 1999, the Company issued a total of 1,375,000 shares of its common stock to ten shareholders of Windward Technology Group, Inc., in connection with the merger of Windward with and into the Company. The shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's financial statements and related notes thereto, in Item 14 hereof, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 hereof. The statement of operations data and the balance sheet data have been derived from the consolidated financial statements of the Company. The historical results are not necessarily indicative of future results. All amounts in thousands except per share data.


                                                                 Years Ended December 31,
                                                   ----------------------------------------------------
                                                     1999(b)    1998 (c)   1997 (d)    1996      1995
                                                   -----------  ---------  ---------  -------  --------
Statement of Operations Data (a):
Revenue                                            $129,312     $114,744   $103,756   $85,454  $61,949
Income (loss) from Continuing Operations             (9,838)      (6,483)   (13,342)      635   (1,178)
Income (loss) from Continuing Operations per
 Common Share - basic and diluted                      (.41)        (.29)      (.75)      .04     (.09)

Balance Sheet Data:
Total Assets                                         73,021       69,981     63,697    64,019   53,703
Long-term Obligations                                    54        3,341      1,408         -        -

(a) Includes the operations of the following companies acquired by the Company from their respective dates of acquisition: Nordata, Inc. and Rudata, Inc. (together, "Datatech") (May 17, 1996), Four Corners Technology, Inc. (July 1, 1997), Hi-Tech Connections, Inc. (August 1, 1997), DataComm Associates, Inc. and Midwest Telecom Associates, Inc. (October 31, 1997) and Encore (September 1, 1998). The results of Sulcus, Windward, Atlantic Network Systems, Inc. ("ANS") and EJG Techline Incorporated ("Techline") have been included for all periods presented. These four companies merged with the Company on March 26, 1999, March 31, 1999, October 31, 1996 and May 17, 1997, respectively, in transactions accounted for as poolings-of-interests. On January 31, 1997, the Company acquired certain assets of the MST Distribution Business ("MST") from MRK Technologies, LTD.

(b) The 1999 loss from operations includes $6.9 million in non-recurring merger-related transaction and reorganization costs.

(c) The 1998 loss from operations includes $2.3 million in asset impairments and $2.1 million in income taxes resulting from the recognition of a full valuation allowance on deferred tax assets of Sulcus.

(d) The 1997 loss from operations includes $5.7 million in asset impairments and $1.3 million in income taxes resulting from the recognition of a full valuation allowance on deferred tax assets of Eltrax.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

General
-------

     The Company operates through two separate business units: the TSG and the HSG. The Company reports financial results on a consolidated basis and by business unit. Beginning in 1998, the Company began to reposition operations to areas with higher growth and margin potential. Specifically, the Company consolidated certain offices and closed other offices that specialized in the lower margin distribution of products to reseller customers. This decision was implemented in the first quarter of 1998, which resulted in the write-down of certain intangible assets in 1997 and significantly reduced 1998 sales. In addition, in the last two years, the Company has acquired three businesses, and in 1999 recorded non-recurring merger-related transaction and reorganization costs totaling $6.9 million. The Company believes such events significantly affect the comparability of the Company's results of operations from year to year. You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes thereto included in Item 14 of this Form 10-K.

Results of Operations
---------------------

                Fiscal Year 1999 Compared with Fiscal Year 1998

     For the year ended December 31, 1999, the Company's net loss totaled $9.8 million, or $.41 per share, compared with net loss of $6.5 million, or $.29 per share, for 1998. The 1999 results included non-recurring merger-related transaction and reorganization costs totaling approximately $6.9 million. These charges consisted primarily of costs related to facilities that will not be utilized fully in the future, severance for employees terminated, costs related to the recruitment and relocation of management and administrative personnel to Atlanta, and legal, accounting and other fees associated with the Windward and Sulcus mergers. See footnote 4 to the Company's consolidated financial statements included in Item 14 of this Form 10-K. Excluding these charges, the net loss for the year ended December 31, 1999 totaled $2.9 million.

     Total revenue was $129.3 million in the year ended December 31, 1999, reflecting a 12.7% increase from 1998. The comparability of revenue was affected by the inclusion of Encore's operations beginning in September 1998. This favorable impact was offset by reduced distribution sales, including the effect of the closure of the Company's Datatech subsidiary and discontinuation of its distribution operations in the first quarter of 1998. Gross profit increased by $8.9 million in the year ended December 31, 1999, and was 40.7% percent of revenue, compared with 38.1% of revenue in 1998. The increase in the gross profit percentage in the year ended December 31, 1999, was attributable primarily to the reduction of lower margin products to distribution customers and an increased higher margin services revenue mix in the TSG.

     Total operating expenses for the year ended December 31, 1999, were $54.9 million, excluding $6.9 million of non-recurring merger-related transaction and reorganization costs, an increase of $9.2 million compared to 1998 excluding $2.3 million of non-recurring impaired asset charges. The increase was primarily due to the inclusion of Encore's operations for a full year, investment in our ASP initiatives, and continued investment in personnel and related costs to fuel growth in the TSG. Amortization of intangibles during the year ended December 31, 1999, also increased operating expenses by approximately $628,000. As a percent of revenue, operating expenses were 42.4% during the year ended December 31, 1999 (excluding the non-recurring transaction and reorganization costs), up from 39.8% in 1998 (excluding the non-recurring impaired asset charge). Corporate expenses decreased approximately $1.5 million, during the year ended December 31, 1999, due primarily to a reduction of professional fees incurred by Sulcus in 1998.

Business Unit Performance


                                                        Technology            Hospitality
                                                         Services               Services           Consolidated
                                                     ----------------------------------------------------------------
                                                                                In Thousands
                                                     ----------------------------------------------------------------
                 For the Year Ended
                    December 31,                         1999        1998       1999      1998      1999       1998
---------------------------------------------------------------------------------------------------------------------
Revenue                                                 $61,685     $52,605   $67,628   $62,139   $129,312   $114,744

Gross profit                                             19,976      13,124    32,654    30,608     52,630     43,732
Operating expenses                                       19,277      12,159    27,161    24,220     46,438     36,379
                                                     ----------------------------------------------------------------
Income before interest, taxes and amortization (1)          699         965     5,493     6,388      6,192      7,353
Unallocated items
Corporate and administrative expenses                                                                6,166      7,637
Amortization expense (1)                                                                             2,278      1,650
Impaired asset charge                                                                                    -      2,270
Reorganization costs                                                                                 4,632          -
Transaction costs                                                                                    2,288          -
                                                                                               ----------------------
 Operating loss                                                                                     (9,172)    (4,204)

 Interest expense (income), net                                                                        642         (1)
                                                                                               ----------------------
   Pre tax loss                                                                                     (9,814)    (4,203)
                                                                                               ----------------------

Gross profit percentage                                    32.4%       24.9%     48.3%     49.3%      40.7%      38.1%
---------------------------------------------------------------------------------------------------------------------

 (1) Excluding amortization of software which is charged to gross profit

Technology Services Group

                                         Year Ended December 31,
                                        ----------------------------
         Dollars in thousands               1999      1998    Change
       -------------------------------------------------------------
        Revenue                           $61,685   $52,605   17.3%
        Cost of Revenue                    41,709    39,481    5.6
                                          -------------------
          Gross profit                     19,976    13,124   52.2
          Gross profit percentage            32.4%     24.9%
        Operating expenses                 19,277    12,159   58.5
                                          -------------------
          EBITA                           $   699   $   965  (27.6)
      -------------------------------------------------------------

     Operating results in the TSG during the year ended December 31, 1999, reflect the impact of actions taken in the prior year to reposition operations to areas with higher growth and higher margin potential. Revenues increased approximately $9.1 million in the year ended December 31, 1999, over 1998, primarily due to increased growth in the focus on the Company's IT consulting services, network management and customer care services, and the inclusion of revenue from the Company's customer care operations for a full year in 1999 compared with only four months in 1998, offset by reduced sales as a result of the closure of the Company's distribution operations in early 1998. The Company closed its distribution operations in connection with its repositioning of operations to areas with higher growth and higher margin potential. The gross profit percentage increased to 32.4% during the year ended December 31, 1999, reflecting a change in the mix of sales from lower margin products and services to higher margin services. An increase in the TSG operating expenses of approximately $7.1 million resulted primarily from the inclusion of Encore's customer care operations for a full year, investment in the Company's ASP initiatives and continued investment in personnel and related costs to fuel growth in the TSG.


Hospitality Services Group

                                            Year Ended December 31,
                                           -------------------------
         Dollars in thousands               1999      1998    Change
       -------------------------------------------------------------
        Revenue                           $67,628   $62,139    8.8%
        Cost of Revenue                    34,974    31,531   10.9
                                          -------------------
          Gross profit                     32,654    30,608    6.7
          Gross profit percentage            48.3%     49.3%
        Operating expenses                 27,161    24,220   12.1
                                          -------------------
          EBIT(1)                         $ 5,493   $ 6,388  (14.0)
      --------------------------------------------------------------
(1) Excluding amortization of software which is charged to gross profit.

     For the year ended December 31, 1999, the HSG revenue and gross profit increased $5.5 million and $2.0 million, respectively, compared to 1998. The comparability was affected by the inclusion of Encore's operations (excluding customer care operations) beginning in September 1998. Additionally, an increase in revenue from the sales of SQUiRREL point-of-sale systems totaled $3.8 million for the year ended December 31, 1999, compared to 1998. An increase in the HSG operating expenses of approximately $2.9 million resulted primarily from the inclusion of Encore's operations (excluding customer care operations) for a full year, an increase of approximately $900,000 in the reserves for doubtful accounts primarily related to Sulcus sales prior to 1999, and a charge to earnings of $225,000 for prior year Sulcus taxes.

                Fiscal Year 1998 Compared with Fiscal Year 1997

     For the year ended December 31, 1998, the Company's net loss totaled $6.5 million, or $.29 per share, compared with a net loss of $13.3 million or $.75 per share, for 1997.

     Total revenue was $114.7 million in the year ended December 31, 1998, reflecting a 10.6% increase compared to 1997. This increase is primarily due to the inclusion of the revenue from the acquisitions made by the Company in both 1998 and 1997. Sales from Senercomm, Inc., acquired in December, 1997 and Encore, acquired in September 1998, totaled approximately $3.7 million and $4.7 million, respectively, in 1998, while no revenue was recorded by the Company for these operations in 1997. This favorable impact was offset by reduced distribution sales from the closure of the Company's Datatech subsidiary in the first quarter of 1998. Gross profit increased by $9.3 million in the year ended December 31, 1998, and was 38.1% percent of revenue, compared with 33.2% in 1997. The increases in gross profit percentage in the year ended December 31, 1998, were attributable primarily to the reduction in sales to distribution customers, and higher margins at the businesses acquired during 1998 and 1997, which include a higher proportion of service revenue.

     Total operating expenses for the year ended December 31 1998, were $45.7 million, excluding $2.3 million of non-recurring impaired asset charges, an increase of $4.5 million compared to 1997, excluding $5.7 million of non-recurring goodwill adjustment in 1997. The increase was primarily due to inclusion of Encore's operations beginning in September 1998. Amortization of intangibles during the year ended December 31, 1998, also increased operating expenses by approximately $422,000, compared to 1997. As a percent of revenue, operating expenses were 39.8% during the year ended December 31, 1998, up from 39.7% in the same period of 1997. Corporate expenses decreased approximately $738,000 during the year ended December 31, 1998, due primarily to a reduction of severance costs in 1998, when compared to 1997, that occurred at Sulcus.


Business Unit Performance

                                                            Technology               Hospitality
                                                             Services                  Services            Consolidated
                                                      ---------------------------------------------------------------------
                                                                                    In Thousands
                For the Year Ended                    ---------------------------------------------------------------------
                   December 31,                            1998       1997         1998       1997      1998       1997
---------------------------------------------------------------------------------------------------------------------------
Revenue                                                   $52,605    $49,934     $62,139     $53,822    $114,744   $103,756

Gross profit                                               13,124      8,605      30,608      25,825      43,732     34,430
Operating expenses                                         12,159      9,860      24,220      21,746      36,379     31,606
                                                      ---------------------------------------------------------------------
Earnings before interest, taxes and amortization (1)          965     (1,255)      6,388       4,079       7,353      2,824

Unallocated items
Corporate and administrative expenses                                                                      7,637      8,375
Amortization expense (1)                                                                                   1,650      1,228
Impaired asset charges                                                                                     2,270      5,714
                                                                                                     ----------------------
 Operating loss                                                                                           (4,204)   (12,493)

 Interest income                                                                                               1        467
                                                                                                     ----------------------
   Pre tax loss                                                                                           (4,203)   (12,026)
                                                                                                     ----------------------

Gross profit percentage                                    24.9%      17.2%         49.3%       48.0%       38.1%      33.2%
---------------------------------------------------------------------------------------------------------------------------

 (1) Excluding amortization of software which is charged to gross profit

Technology Services Group

                                            Year Ended December 31,
                                        ------------------------------------
Dollars in thousands                     1998            1997         Change
----------------------------------------------------------------------------
Revenue                                 $52,605        $49,934           5.3 %
Cost of revenue                          39,481         41,329          (4.5)
                                        ----------------------
  Gross profit                           13,124          8,605          52.5
  Gross profit percentage                  24.9%          17.2%
Operating expenses                       12,159          9,860          23.3
                                        ----------------------
    EBITA                               $   965        $(1,255)            -
----------------------------------------------------------------------------

     Operating results in the TSG during the year ended December 31, 1998, reflect the impact of actions taken to reposition operations to areas with higher growth and margin potential. Revenues increased approximately $2.7 million in the year ended December 31, 1998, compared to 1997, primarily due to the Company's entry into the network services and managed services markets, offset by reduced sales from the closure of the Company's distribution operations in early 1998. The gross profit percentage increased to 24.9% during the year ended December 31, 1998, reflecting a change in the mix of sales from lower margin products to higher margin services and products. An increase in TSG operating expenses of approximately $2.3 million in the year ended December 31, 1998 compared to 1997, was due primarily to the inclusion of Encore's customer care operations beginning in September 1998.

Hospitality Services Group

                                                 Year Ended December 31,
                                          -----------------------------------
Dollars in thousands                       1998           1997         Change
-----------------------------------------------------------------------------
Revenue                                  $62,139        $53,822         15.5%
Cost of revenue                           31,531         27,998         12.6
                                         ----------------------
  Gross profit                            30,608         25,824         18.5
  Gross profit percentage                   49.3%          48.0%
Operating expenses                        24,220         21,745         11.4
                                         ----------------------
  EBITA, after amortization of
    acquired software                    $ 6,388       $  4,079         56.6
----------------------------------------------------------------------------

     For the year ended December 31, 1998, the HSG revenue and gross profit increased $8.3 million and $4.8 million, respectively, compared to 1997. The comparability was affected by the inclusion of revenue from Encore's operations beginning in September 1998. Revenue increased 15.5%, to $62.1 million, in the year ended December 31, 1998, primarily due to the inclusion of revenue from Encore's operations (excluding customer care operations) for four months in 1998, and an increase in revenue from Lodgistix property management systems for the year ended December 31, 1998 compared to 1997. An increase in HSG operating expenses of approximately $2.5 million resulted primarily from the inclusion of Encore's operations (excluding customer care operations) beginning in September 1998.

Liquidity and Capital Resources
-------------------------------

     Liquidity is the measurement of the Company's ability to have adequate cash or access to cash at all times in order to meet financial obligations when due as well as to fund corporate expansion and other activities. Historically, the Company has met its liquidity requirements through a combination of working capital provided by operating activities, debt from third party lenders and issuances of equity securities. The Company's cash and cash equivalents totaled $613,000 at December 31, 1999, and $7.2 million at December 31, 1998.

     Cash used in operations in the year ended December 31, 1999 totaled approximately $548,000. The Company's use of cash in operations during 1999 resulted primarily from a net loss of $9.8 million and was offset by non-cash charges for depreciation and amortization of $5.0 million, and cash provided by operating items of approximately $4.3 million. Cash provided by operations in 1998 totaled approximately $1.8 million.

     The Company used cash in investing activities in the year ended December 31, 1999, of approximately $6.4 million, compared to $12.1 million in 1998. Of such amounts, the Company spent $2.1 million and $1.7 million on capitalized software costs in 1999 and 1998, respectively, and $4.3 million and $2.1 million on capital expenditures in 1999, and 1998, respectively. Also, in September 1998 the Company used $8.3 million in cash to purchase Encore.

     Cash provided by financing activities totaled approximately $379,000 in the year ended December 31, 1999, compared to $8.3 million provided by financing activities in 1998. Borrowings on the Company's credit line during the year ended December 31, 1999, totaling approximately $2.3 million and proceeds from the issuance of common stock totaling approximately $382,000, were offset by payments on long-term debt totaling $2.3 million. Proceeds from the issuance of common stock and a term loan during 1998 totaled $7.5 million and $4.0 million, respectively, and were offset by payments on the credit line and long term debt totaling $2.8 million, and the purchase of treasury stock of approximately $387,000.

     At December 31, 1999, the Company had approximately $7.8 million outstanding under its former credit facilities with Citizens Bank (the "Old Facilities"). During fiscal year 1999, the Company was not in compliance with certain financial and operating covenants contained in the Old Facilities. Citizens Bank subsequently waived such non-compliance. The Company was never in default of payments due under the Old Facility. On March 14, 2000, the Company obtained a $20.0 million asset based revolving credit facility with PNC Bank (the "New Facility"). The New Facility is secured by substantially all of the assets of the Company. The availability under the New Facility at the closing was approximately $14.6 million. In addition, in the first quarter of fiscal year 2000, William P. O'Reilly, chairman of the Board, made a bridge loan to the Company in the amount of $2.6 million, the proceeds of which were used for the Company's short term working capital needs. The Company used $7.5 million of the proceeds of the New Facility to repay the Old Facility in full, $2.6 million to repay the bridge loan to Mr. O'Reilly and approximately $900,000 to repay other third party debt.

     For the remainder of 2000, the Company expects that its primary sources of cash will be from operations, borrowings under the New Facility, and other sources, including issuances of equity securities and possible sales of assets. The Company believes it will have sufficient liquidity from these sources to meet its current financial obligations through 2000. However, the New Facility contains certain financial covenants and limitations on the Company's ability to access funds under the New Facility. If the Company is in violation of the New Facility, or does not have sufficient eligible accounts receivable to support the level of borrowings it needs, the Company will be unable to draw on the New Facility. To the extent the Company does not have borrowing availability under the New Facility, the Company will be required to obtain additional sources of capital, sell assets, obtain an amendment to the New Facility or otherwise restructure its outstanding indebtedness. If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the New Facility or otherwise restructure its outstanding indebtedness, the Company may not be able to meet its obligations. In addition, in order to execute the Company's business strategy, which calls for rapid growth, particularly in the TSG and ASP business, the Company will require additional financial resources. Such additional financing may not be available to the Company on favorable terms or at all. If adequate funds are not available on acceptable terms, the Company will not be able to execute its business strategy.

Risk Factors
------------

You should carefully consider the following risk factors as well as other information included in this Form 10-K If any of the following risks or uncertainties actually occur, our business, financial condition and results of operations could be materially adversely affected. In that event, the trading price of our common stock could decline.

Our future results of operations are uncertain because we are significantly refocusing our business.

     We believe that the technology services and ASP markets will grow significantly over the next five years. As a result, we intend to refocus our business efforts to devote most of our energy and resources to promote and grow the TSG, especially its ASP division. Additionally we recently engaged a financial advisor to review our current business strategy and assist us in exploring various financing and restructuring alternatives to maximize shareholder value. As part of that review and business strategy development, we are currently exploring the possibility of disposing of certain non-strategic assets. Although we can not assure you that we will be able to implement our new business strategy, if we do implement this strategy, our historical results of operations, which are the result of our old business strategy, may not give you an accurate indication of how we will perform in the future.

We may be unable to meet our future working capital requirements.

     Our business strategy calls for rapid growth, particularly in the TSG and in our ASP business. This growth will require investment in personnel and infrastructure, which in turn will require additional financing. Additional financing may not be available to us on favorable terms or at all. If adequate funds are not available on acceptable terms, we may not be able to continue to expand our business operations. This in turn could harm our business, results of operations and financial condition. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage of ownership of our existing stockholders will be reduced and any new securities could have rights, preferences and privileges senior to those of our common stock. Furthermore, if we raise capital or acquire businesses by incurring indebtedness, we will become subject to the risks associated with indebtedness including interest rate fluctuations and any financial or other covenants that our lender may require.

We have a history of losses and may not be profitable in the future.

     We have a history of net losses, including a net loss of $9.8 million for the 1999 fiscal year and a net loss of $6.5 million for the 1998 fiscal year. Further, developing our new business strategy and expanding our services will require significant additional capital and other expenditures. Accordingly, we may continue to generate net losses in the future, and we may never become profitable.

Our success depends on the acceptance and increased use of both Internet-based business software solutions and our new products and services, and we cannot be sure that this will happen.

     Our new business model depends in large part on the adoption of Internet-based business software solutions by our target market of middle market commercial users. Our business could suffer dramatically if Internet-based software solutions are not accepted or are not perceived to be effective. The market for Internet services, private network management solutions and widely distributed Internet-enabled packaged application software has only recently begun to develop, and we believe many of our potential customers are not aware of the benefit of the outsourced solutions we provide.

The growth of Internet-based business software solutions could also be limited by:

     .  Concerns over transaction security and user privacy;

     .  Inadequate network infrastructure for the Internet; and

     .  Inconsistent performance of the Internet.

     We cannot be certain that commercial customers will accept and employ Internet-based software solutions or that this market will grow at the rate we expect. If this market does not grow or grows more slowly than our predictions our financial condition and results of operations would be adversely affected.

     Additionally, many of our products and services are based on new or improved technologies that have not previously been available. We will have to overcome the difficulties inherent in the introduction of new or improved technologies to the market, including our ability to demonstrate to customers the technical capabilities and the value of these new technologies, and there is no assurance that we can do so successfully. Lack of market acceptance of our products and services would adversely affect our business.

We may not be able to deliver our services if third parties do not provide us with key components of our infrastructure.

     We depend on other companies such as software vendors and equipment manufacturers to supply us with key components of the computer and telecommunications equipment and the telecommunications services that we use to provide our application hosting services. A disruption in our ability to provide hosting services could prevent us from maintaining the required standards of service, which would cause us to incur contractual penalties, and would harm our business. Additionally, if any of our significant software vendors stop making their products available to us or choose to compete against us, our business would be harmed. Moreover, our success depends upon the continued popularity of the product offerings of these vendors and on our ability to establish relationships with new vendors in the future. If we are unable to obtain packaged applications from these or comparable vendors or, if our vendors choose to compete with us or the popularity of their products declines, our ability to customize, implement or host packaged software applications may be adversely affected.

If we are unable to efficiently integrate and operate recent acquisitions, our business would be harmed.

     During the last few years, we have merged with or acquired numerous companies. The rapid growth associated with these acquisitions and the difficulties we have experienced in integrating these businesses has placed, and will continue to place, a significant strain on our systems, controls and managerial resources. Our management has expended, and expects to continue to expend, significant time and effort in integrating the operations of the businesses we acquire and in expanding our systems and controls to these acquired businesses. If we do not accomplish these tasks, our results of operations and financial condition may be materially and adversely affected.

Our growth could be limited if we are unable to attract and retain qualified personnel.

     We believe that our success depends largely on our ability to attract and retain highly skilled and qualified technical, managerial and marketing personnel. Competition for this personnel in the information technology services industry is intense. The inability to hire or retain qualified personnel could hinder our ability to implement our business strategy and harm our business.

The markets we serve are highly competitive and many of our competitors have much greater resources.

     Competition in the information technology services industry is intense and is expected to increase. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. Additionally, there are relatively few barriers to entry in our business that would prevent new competitors from entering our industry. We may not be able to compete effectively and, if we do not, our financial condition and results of operations may be materially and adversely affected.

Our success depends on our ability to keep up with rapid technological developments and evolving industry standards.

     The Internet is characterized by rapidly changing technology, evolving industry standards, and frequent new service and product announcements, introductions and enhancements. Our future success will depend on our ability to adapt our services to rapidly changing technologies and evolving industry standards, to continually improve the performance, features and reliability of our services and to insure the continued compatibility of our services with products, services and architectures offered by various vendors or any prevailing standard. If we do not keep up with those changes, our business may suffer.

Intellectual property infringement claims against us, even without merit, could require us to enter into costly licenses or deprive us of technology we require.

     Our industry is technology intensive. As the number of software products in our target markets increases and the functionality of these products further overlap, third parties may claim that the technology we develop or license infringes their proprietary rights. Any infringement claims, even without merit, could require us to enter into costly royalty or licensing agreements to avoid service implementation delays. If successful, a claim of product infringement could deprive us of the technology we require altogether. Any of these outcomes could harm our business.

Failure to protect our intellectual property rights could have a material adverse effect on our business.

     Our success depends in part upon the protection of our proprietary application software and hardware products. We have taken steps that we believe are adequate to establish, protect and enforce our intellectual property rights. However, we cannot assure you that these efforts to safeguard and maintain our proprietary rights will be successful.

     Furthermore, the laws of many foreign countries in which we do business do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Although we have implemented and will continue to implement protective measures in those countries, these efforts may also not be successful. Additionally, even if our U.S. and international efforts are successful, our competitors may independently develop non-infringing technologies that are substantially similar or superior to our technologies.

We derive a significant portion of our revenue from international operations.

     Our international operations represented approximately 18.5% of our total revenue for the year ended December 31, 1999. The largest portion of this international revenue is generated in the Pacific Rim Region, which represented approximately 7.4% of our total revenue for the year ended December 31, 1999. Ongoing business in international markets subjects us to a wide variety of risks, including:

     .  Unexpected changes in legal and regulatory requirements;

     .  New tariffs or other barriers to certain international markets;

     .  Difficulties in staffing and managing foreign operations;

     . Regional economic factors including recessions, hyperinflation or other adverse economic developments;

     . Longer payment cycles and greater difficulty in collecting accounts receivable;

     .  The possibility of expropriation;

     . Limitations on the repatriation of investment income, capital stock and other assets;

     .  Unstable political environments;

     .  Potentially adverse tax consequences; and

     .  Gains and losses on foreign currency conversion.

Legal uncertainties and government regulation could add additional costs to doing business on the Internet and could limit our clients' use of the Internet.

     The laws governing the Internet remain largely unsettled. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, taxation and the need to qualify to do business in a particular state, apply to the Internet. This legal uncertainty could slow the growth in Internet use and decrease the acceptance of the Internet as a commercial medium, which could harm our business.

     In response to this legal uncertainty and the growing use of the Internet, laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The adoption or modification of laws or regulations relating to the Internet and Internet-based businesses could harm our business.

Our revenues have historically depended heavily upon the hospitality and tourism industry and will continue to do so if we are unsuccessful in implementing our business plan.

     Our historic results of operations depended upon demand for our products and services in the hospitality and tourism industry. Although our new business model focuses on the TSG, so long as we operate the HSG, we will continue to rely heavily on those industries for our revenue and any decline in capital spending by the hospitality and tourism industry, in general, or by our key customers in those industries, in particular, could have a material adverse effect on our business, operating results and financial condition.

Our stock price has been volatile.

     The stock market in general, and the market for technology and Internet-related companies in particular, has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. During the year ended December 31, 1999, the per share closing price of our common stock on the Nasdaq Stock Market has fluctuated from a low of $3.125 to a high of $9.50. We believe that the volatility of our stock price does not necessarily relate to our performance and is broadly consistent with volatility experienced in our industry. Prices for our common stock is determined in the marketplace and may be influenced by many factors including many factors that are beyond our control, such as prevailing market conditions, changes in earnings estimates by industry research analysts, and general economic, industry and market conditions. In addition, in order to respond to competitive developments, we may from time to time make pricing, service or marketing decisions that could harm our business. Also, our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In either case, the trading price of our common stock would likely decline.

We have not paid any dividends in the past and do not expect to pay any dividends in the foreseeable future.

     We have never paid dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings to finance the development of our business and, consequently, may never pay cash dividends. Our bank line of credit prohibits the payment of dividends.


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

Interest Rate Risks

     The Company's debt at December 31, 1999, primarily carries interest rates which vary with the prime rate. Accordingly, any increases in the banks' prime rate will reduce the Company's earnings. A 1% increase in the prime rate on the Company's $9.5 million of bank debt at December 31, 1999 would result in an annual expense increase of approximately $95,000.


Foreign Currency Risks

     At December 31, 1999 the Company had foreign currency denominated assets and liabilities of approximately $10.0 million and $3.4 million, respectively.


ITEM 8. Financial Statements and supplementary data are filed herewith under Item 14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                   PART III

The information required by Items 10, 11, 12 and 13 will be included in the Company's proxy statement for its 2000 annual meeting of shareholders and is incorporated by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)   The following documents are filed herewith as part of this Form 10-K:

           (1) A list of the financial statements required to be filed as a part of this Form 10-K is shown in the "Index to Consolidated Financial Statements and Financial Statement Schedule" on page F-1.

           (2) The financial statement schedule required to be filed as a part of this Form 10-K is shown in the "Index to Consolidated Financial Statements and Financial Statement Schedule" on page F-1.

           (3) A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K is shown on the "Exhibit Index" filed herewith.

     (b)   Reports on Form 8-K

     None.

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                   SCHEDULE

     The following Consolidated Financial Statements, Financial Statement Schedule and Independent Accountants' Reports are included herein on the pages indicated:

                                                                                         Page
                                                                                         ----

Reports of Independent Accountants.....................................................   F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998...........................   F-4

Consolidated Statements of Operations for the years ended December 31, 1999,
    1998 and 1997......................................................................   F-5

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999,
    1998 and 1997......................................................................   F-6

Consolidated Statements of Cash Flows for the years ended December 31, 1999
    1998 and 1997......................................................................   F-7

Notes to Consolidated Financial Statements for the years ended December 31, 1999
    1998 and 1997......................................................................   F-8

Schedule II - Valuation and Qualifying Accounts........................................  F-28


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Eltrax Systems, Inc.:

     In our opinion, based on our audits and the report of other auditors as referred to below, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Eltrax Systems, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the merger of Sulcus Hospitality Technologies Corp. ("Sulcus") consummated on March 26, 1999 in a transaction accounted for as a pooling of interests, as described in Note 3 to the consolidated financial statements. We did not audit the financial statements of Sulcus, which reflected total assets of $39,253,000 as of December 31, 1998, and total revenues of $60,393,000 and $53,822,000, respectively, for each of the two years in the period ended December 31, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Sulcus, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Detroit, Michigan
February 28, 2000, except
  for Note 10, the date
  for which is March 14,
  2000

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
 Sulcus Hospitality Technologies Corp.


We have audited the consolidated balance sheet of Sulcus Hospitality Technologies Corp. as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above (not presented separately herein) present fairly, in all material respects, the financial position of Sulcus Hospitality Technologies, Corp. as of December 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

We have not audited the consolidated financial statements of Sulcus Hospitality Technologies Corp. for any period subsequent to December 31, 1998.


                                                   Crowe, Chizek and Company LLP



Columbus, Ohio
March 26, 1999

                             ELTRAX SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                            December 31,          December 31,
                                                                              1999                    1998
                                                                          ------------          ------------
ASSETS:
Current assets:
        Cash and cash equivalents                                         $    613,294          $  7,240,130
        Accounts receivable, net of allowance for doubtful
                accounts of $5,009,000 and $2,914,000                       31,643,231            23,216,686
        Inventories                                                          5,187,836             5,060,159
        Other current assets                                                 3,799,550             4,093,846
                                                                          ------------          ------------

                Total current assets                                        41,243,911            39,610,821


Property and equipment, net of accumulated depreciation and
        amortization of $8,157,000 and $6,794,000                            6,642,878             3,676,231
Capitalized software, net of accumulated amortization
        of $13,908,000 and $12,543,000                                       8,432,777             7,787,225
Intangibles, net of accumulated amortization of
        $7,355,000 and $5,150,000                                           16,701,367            18,906,237
                                                                          ------------          ------------

                  Total assets                                            $ 73,020,933          $ 69,980,514
                                                                          ============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
        Line of credit                                                    $  9,468,882          $  3,998,203
        Accounts payable                                                    13,230,052             6,490,857
        Accrued compensation                                                 2,939,453             1,326,570
        Accrued expenses                                                     6,775,699             5,211,320
        Unearned revenue and customer deposits                              13,736,496            11,081,890
        Current portion of long-term debt                                      569,587             2,748,836
                                                                          ------------          ------------

                Total current liabilities                                   46,720,169            30,857,676

Long-term debt                                                                  54,068             3,340,888
                                                                          ------------          ------------

                Total liabilities                                           46,774,237            34,198,564

Shareholders' equity:
        Common stock, $.01 par value, 50,000,000 shares authorized;
                23,808,415 and 23,834,436 shares issued and outstanding        238,086               238,345
        Additional paid-in capital                                          75,678,836            75,667,193
        Treasury stock, at cost, 144,273 shares                                      -              (387,221)
        Accumulated deficit                                                (49,033,804)          (39,195,705)
        Accumulated other comprehensive loss                                  (636,422)             (540,662)
                                                                          ------------          ------------

                Total shareholders' equity                                  26,246,696            35,781,950
                                                                          ------------          ------------
                  Total liabilities and shareholders' equity              $ 73,020,933          $ 69,980,514
                                                                          ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

                             ELTRAX SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             For the years ended December 31,
                                                          1999            1998             1997
                                                      ------------    ------------     ------------
Revenue:
  Technology Services Group                           $ 61,684,652    $ 52,604,715     $ 49,934,139
  Hospitality Services Group                            67,627,675      62,139,028       53,822,256
                                                      ------------    ------------     ------------
      Total revenue                                    129,312,327     114,743,743      103,756,395

Cost of revenue:
  Technology Services Group                             41,708,579      39,480,766       41,328,951
  Hospitality Services Group                            34,973,837      31,530,653       27,997,870
                                                      ------------    ------------     ------------
      Total cost of revenue                             76,682,416      71,011,419       69,326,821

Gross profit:
  Technology Services Group                             19,976,073      13,123,949        8,605,188
  Hospitality Services Group                            32,653,838      30,608,375       25,824,386
                                                      ------------    ------------     ------------
      Gross profit                                      52,629,911      43,732,324       34,429,574

Operating expenses:
  Direct expenses:
    Technology Services Group                           17,885,190      11,852,597        9,859,921
    Hospitality Services Group                          26,265,929      22,206,325       20,244,928
                                                      ------------    ------------     ------------
      Total direct expenses                             44,151,119      34,058,922       30,104,849

  Research and development:
    Technology Services Group                            1,391,911         306,654                -
    Hospitality Services Group                             895,121       2,013,615        1,500,563
                                                      ------------    ------------     ------------
      Total research and development                     2,287,032       2,320,269        1,500,563

  Corporate and administrative                           6,165,962       7,637,158        8,375,095
  Amortization of intangibles                            2,277,242       1,650,034        1,228,020
  Impaired asset charges                                         -       2,270,000        5,713,721
  Reorganization costs                                   4,631,900               -                -
  Transaction costs                                      2,288,379               -                -
                                                      ------------    ------------     ------------
    Total operating expenses                            61,801,634      47,936,383       46,922,248
                                                      ------------    ------------     ------------
  Operating loss                                        (9,171,723)     (4,204,059)     (12,492,674)

Interest income                                             96,498         554,098        1,172,430
Interest expense                                          (738,392)       (552,719)        (705,869)
                                                      ------------    ------------     ------------
  Loss before income taxes                              (9,813,617)     (4,202,680)     (12,026,113)

Income tax expense                                          24,482       2,280,770        1,315,970
                                                      ------------    ------------     ------------
  Net loss                                            $ (9,838,099)   $ (6,483,450)    $(13,342,083)
                                                      ============    ============     ============

Net loss per common share--basic and diluted          $      (0.41)   $      (0.29)    $      (0.75)
                                                      ============    ============     ============
Weighted average share outstanding--basic and diluted   23,728,262      22,730,944       17,741,884
                                                      ============    ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                             ELTRAX SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                                      Accumulated
                              Common Stock          Additional     Treasury Stock                         Other
                         ---------------------        Paid-in   -------------------      Accumulated   Comprehensive
                           Shares      Amount        Capital     Shares     Amount         Deficit         Loss          Total
                         ----------   --------     -----------  --------  ---------     ------------   ------------- ------------
BALANCE,
  December 31, 1996      17,046,027   $170,462     $54,050,056         -  $       -     $(19,111,445)   $(109,308)   $ 34,999,765

Net loss                          -          -               -         -          -      (13,342,083)           -     (13,342,083)
Change in unrealized
   gains on securities
   held for sale                  -          -               -         -          -                -        9,605           9,605
Foreign currency
   translation
   adjustment                     -          -               -         -          -                -     (387,800)       (387,800)
                                                                                                                     ------------
Comprehensive loss, net                                                                                               (13,720,278)
Distributions to
   shareholders                   -          -               -         -          -         (258,727)           -        (258,727)
Exercise of stock
   options                  164,711      1,647         487,590         -          -                -            -         489,237
Issuance of stock to
 consultants                  7,649         76          26,024         -          -                -            -          26,100
Exercise of stock
   warrants                 135,000      1,350         484,650         -          -                -            -         486,000
Issuance of common
   stock for
   acquisitions           1,925,768     19,258       7,387,393         -          -                -            -       7,406,651
Private Placement,
   net                    1,050,000     10,500       3,999,509         -          -                -            -       4,010,009
Retirement of shares
   received in
   litigation
   settlement              (100,000)    (1,000)       (449,000)        -          -                -            -        (450,000)
                         ----------   --------     -----------  --------  ---------     ------------    ---------    ------------

BALANCE,
   December 31, 1997     20,229,155   $202,293     $65,986,222         -  $       -     $(32,712,255)   $(487,503)     32,988,757
Net loss                          -          -               -         -          -       (6,483,450)           -      (6,483,450)
Change in unrealized
   losses on
   securities
   held for sale                  -          -               -         -          -                -       (8,750)         (8,750)
Foreign currency
   translation
   adjustment                     -          -               -         -          -                -      (44,409)        (44,409)
                                                                                                                     ------------
Comprehensive loss, net                                                                                                (6,536,609)
Exercise of stock
   warrants               1,716,667     17,167       7,357,833         -          -                -            -       7,375,000
Warrants issued in
   exchange for
   services                       -          -          30,000         -          -                -            -          30,000
Issuance of stock         1,423,614     14,235         158,788         -          -                -            -         173,023
Treasury stock
   purchases                      -          -               -  (144,273)  (387,221)               -            -        (387,221)
Encore acquisition          465,000      4,650       2,134,350         -          -                -            -       2,139,000
                         ----------   --------     -----------  --------  ---------     ------------    ---------    ------------

BALANCE,
  December 31, 1998      23,834,436   $238,345     $75,667,193  (144,273) $(387,221)    $(39,195,705)   $(540,662)     35,781,950
Net loss                          -          -               -         -          -       (9,838,099)           -      (9,838,099)
Foreign currency
   translation
   adjustment                     -          -               -         -          -                -      (95,760)        (95,760)
                                                                                                                     ------------
Comprehensive loss, net                                                                                                (9,933,859)
Issuance of stock           119,829      1,200         380,305         -          -                -            -         381,505
Retirement of treasury
   stock                   (144,273)    (1,443)       (385,778)  144,273    387,221                -            -               -
Warrants issued in
   exchange for
   services                       -          -          24,000         -          -                -            -          24,000
Payment in lieu of
   issuance of
   fractional shares         (1,577)       (16)         (6,884)        -          -                -            -          (6,900)
                         ----------   --------     -----------  --------  ---------     ------------    ---------    ------------
BALANCE,
   December 31, 1999     23,808,415   $238,086     $75,678,836         -  $       -     $(49,033,804)   $(636,422)   $ 26,246,696
                         ==========   ========     ===========  ========  =========     ============    =========    ============

The accompanying notes are an integral part of these consolidated financial statements.

                             ELTRAX SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the years ended December 31,
                                                                     1999                1998                   1997
                                                                 ------------        -------------          -------------
Operating Activities:
  Net loss                                                       $(9,838,099)        $ (6,483,450)          $(13,342,083)
  Adjustments to reconcile net loss to cash (used for)
    provided by operations:
      Amortization of capitalized software                         1,456,927            1,491,528              1,848,829
      Amortization of intangibles                                  2,204,870            1,650,034              1,228,020
      Depreciation                                                 1,357,061            1,486,435              1,061,170
      Impaired asset charge                                               -             2,270,000              5,713,721
      Adjustment to deferred income taxes                                 -             2,100,000              1,315,970
      Settlement of lawsuit                                               -                    -                (450,000)
      Accrued severance obligations                                       -                    -               1,538,000
      Gain on disposal of product line                                    -                    -                (188,000)
      Other                                                          (40,185)             (16,033)              (354,302)
      Changes in current operating items:
        Accounts receivable, net                                  (8,426,545)          (1,629,792)             1,889,005
        Inventories                                                 (127,677)           2,373,148               (190,037)
        Other current assets                                         294,296              (12,987)              (887,357)
        Accounts payable                                           6,739,195           (2,312,336)            (4,793,122)
        Accrued compensation                                       1,612,883               52,513                172,879
        Accrued expenses                                           1,564,379              405,000                106,580
        Unearned revenue and customer deposits                     2,654,606              435,609                (86,816)
                                                                 -----------         ------------          -------------
    Net cash (used for) provided by operating activities:           (548,289)           1,809,669             (5,417,543)
                                                                 -----------         ------------          -------------

Investing Activities:
  Cash paid in connection with acquisitions, net of cash
    acquired of $238,000 in 1998 and $457,000 in 1997                     -            (8,266,021)            (2,038,413)
  Proceeds from sale of short-term investments                            -                    -              12,218,000
  Proceeds from disposal of subsidiary, net of costs                      -                    -                 191,000
  Proceeds from sale of building                                          -                    -                 399,000
  Software development costs capitalized                          (2,078,734)          (1,741,848)            (1,568,000)
  Purchases of property and equipment                             (4,347,453)          (2,140,637)            (1,468,692)
                                                                 -----------         ------------          -------------
    Net cash (used for) provided by investing activities:         (6,426,187)         (12,148,506)             7,732,895
                                                                 -----------         ------------          -------------

Financing Activities:
  Proceeds from term loan                                                 -             4,000,000                     -
  Payments on long-term loan                                      (2,320,115)            (788,218)              (314,000)
  Proceeds (payments) on credit line, net                          2,324,725           (2,046,326)              (584,010)
  Proceeds from issuances of common stock and warrants, net          381,505            7,548,023              5,011,346
  Payments issued in lieu of fractional shares                        (6,900)                 -                      -
  Purchase of treasury stock                                              -              (387,221)
  Distributions to shareholders                                           -                    -                (258,727)
                                                                 -----------         ------------          -------------
    Net cash provided by financing activities:                       379,215            8,326,258              3,854,609
                                                                 -----------         ------------          -------------
Effects of exchange rate changes on cash                             (31,575)              (7,655)              (107,498)
     (Decrease) increase in cash and cash equivalents             (6,626,836)          (2,020,234)             6,062,463
                                                                 -----------         ------------          -------------

Cash and Cash Equivalents:
Beginning of period                                                7,240,130            9,260,364              3,197,901
                                                                 -----------         ------------          -------------
End of period                                                    $   613,294         $  7,240,130          $   9,260,364
                                                                 ===========         ============          =============

The accompanying notes are an integral part of these consolidated financial statements.

                              ELTRAX SYSTEMS, INC.
                   Notes to Consolidated Financial Statements


1.    Organization and Basis of Presentation

     Eltrax Systems, Inc. (the "Company") is a global provider of outsourced information technology solutions. The Company operates through two separate business units: the Technology Services Group ("TSG") and the Hospitality Services Group ("HSG").

     The TSG consists of three operating units that provide clients with integrated solutions: Technology Solutions, Customer Care Solutions and Application Services Provider. The Technology Solutions division designs and implements networks, develops and integrates custom applications and manages and maintains daily network operations. The Customer Care Solutions division services over 2,500 sites and consists of help desk/applications support and training/installation services. The ASP division provides Web-hosted software products.

     The HSG designs, manufactures, markets and services enterprise information products and services for the global hospitality industry. These products and services consist of application-specific software and hardware systems, supplemented by training, installation, maintenance, and call center support services. The HSG concentrates on three major areas: restaurant solutions, lodging solutions and energy management solutions. In addition to the HSG's software enterprise products and services and hardware products, HSG offers a wide variety of support services and products for its hotel and restaurant information systems. The HSG offers training, installation, call center support and maintenance contracts for all hospitality products.

     The consolidated financial statements include the accounts of Eltrax Systems, Inc. and its subsidiaries, including Sulcus Hospitality Technologies Corp. ("Sulcus") and Windward Technology Group, Inc. ("Windward"), which merged with the Company on March 26, 1999 and March 31, 1999, respectively (see
Note 3). These transactions were accounted for as poolings-of-interests. Prior financial statements have been restated to include the results of Sulcus and Windward for all periods presented.

     Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net loss or shareholders' equity.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                              ELTRAX SYSTEMS, INC.
                   Notes to Consolidated Financial Statements

2.   Summary of Significant Accounting Policies - (continued)

Cash Equivalents

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of commercial paper that is recorded at cost, which approximates market.

Inventories

     Inventories consist primarily of purchased components and are stated at the lower of cost or market. Cost is determined by using primarily the first-in, first-out method.

Property and Equipment

     Property and equipment, substantially consisting of furniture and equipment, are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives, ranging from two to ten years. Upon retirement or disposal of furniture and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Maintenance and repairs are charged to expense as incurred.

Capitalized Software

     Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing technological feasibility are capitalized. Purchased software has been developed by third parties to the stage of technological feasibility at the date of acquisition. Amortization of purchased and capitalized software is provided for when the product is available for general release to customers. The amortization is determined as the greater of the amount computed using the remaining estimated economic life of the product or the ratio that current gross revenues for a product bear to the total of current and anticipated revenues for that product. The software products are generally being amortized over three to seven years. The Company evaluates the carrying value of capitalized software based on current operating results and forecasts of undiscounted net cash flows expected from the respective software operating results.

Intangibles

     Intangible assets represent the excess of cost over the fair value of net tangible assets acquired and purchased customer lists. These assets are generally being amortized on a straight-line basis over estimated useful lives ranging from three to twenty years. Intangibles are evaluated for potential impairment of value whenever events or changes in circumstances indicate that full asset recoverability is questionable. Such evaluations consider current as well as anticipated operating results measured on the basis of undiscounted cash flows of the operation relative to the asset.

     Intangible assets consist of the following:

                                     Amortization
                                    Period (Years)      1999         1998
                                    --------------   ----------   ----------
     Goodwill                           10-20        22,056,561   22,056,561
     Installed customer base               3          2,000,000    2,000,000
                                                     ----------   ----------
                                                     24,056,561   24,056,561
     Less accumulated amortization                   (7,355,194)  (5,150,324)
                                                     ----------   ----------
                                                     16,701,367   18,906,237
                                                     ==========   ==========

                              ELTRAX SYSTEMS, INC.
                   Notes to Consolidated Financial Statements


2.   Summary of Significant Accounting Policies - (continued)

Income Taxes

     The Company accounts for income taxes under the provisions of the Financial Accounting Standards Board's Statement No. 109 ("SFAS 109"), "Accounting for Income Taxes" which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to reduce tax assets to an amount more likely than not to be realized.

Income tax expense includes U.S. and international income taxes. Non-U.S. subsidiaries compute taxes in effect in the various countries. Earnings of these subsidiaries may also be subject to additional income and withholding taxes when they are distributed as dividends. Undistributed earnings of non-U.S. subsidiaries are not material.

Revenue Recognition

     The Company recognizes revenue on sales of systems including software and hardware upon delivery or installation. Revenue for services such as installation and consulting is recognized as the service is performed. Revenue from software support and hardware maintenance agreements is recorded as deferred revenue and recognized ratably over the terms of the agreements. Included in accounts receivable are accrued revenues for sales and services performed and unbilled at the end of the year. These unbilled revenues, totaling approximately $1.8 million at December 31, 1999, are generally billed shortly after the end of the year.

Foreign Currency Translation

     The financial statements of the Company's non-U.S. subsidiaries are measured in their local currency and then translated into U.S. dollars. All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates are accumulated in a separate component of shareholders' equity.

Segment Information

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 replaced the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis for the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers.

                              ELTRAX SYSTEMS, INC.
                   Notes to Consolidated Financial Statements


2.   Summary of Significant Accounting Policies - (continued)

Fair Value of Financial Instruments

     Estimates of fair value are made at a specific point in time, based on relevant market prices and information about the financial instrument. The estimated fair values of financial instruments are not necessarily indicative of the amounts the Company might realize in actual market transactions. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents:  The carrying amounts reported in the balance sheet
-------------------------
for cash approximates their fair value.

Short and long-term debt:  The carrying amount of the Company's borrowings under
------------------------
floating rate debt approximates its fair value. Long-term fixed rate debt is not material.

At December 31, 1999 and 1998, the carrying amounts of all financial instruments approximate their fair values.

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

3.   Mergers and Acquisitions

Sulcus Hospitality Technologies Corp.
--------------------------------------

On March 26, 1999, the Company issued 9,275,000 shares of its common stock in exchange for all of the outstanding common stock of Sulcus. Sulcus is a provider of proprietary software, point-of-sale systems, energy management products, and technology services primarily to the hospitality and restaurant industries. The merger with Sulcus was accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Sulcus for all periods prior to the merger.

Windward Technology Group
-------------------------

    On March 31, 1999, the Company issued 1,375,000 shares of its common stock in exchange for all of the outstanding common stock of Windward. Windward focuses on the application development service market, with added networking and network management solutions. The merger with Windward was accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Windward for all periods prior to the merger.

                              ELTRAX SYSTEMS, INC.
                   Notes to Consolidated Financial Statements


3.  Mergers and Acquisitions - (Continued)

Encore Systems, Inc.
--------------------

     Effective September 1, 1998 the Company acquired Encore Systems, Inc. ("Encore"), Global Systems and Support, Inc. ("GSSI"), and Five Star Systems, Inc. ("Five Star") (collectively "Encore"). Encore provides software and services primarily to the hospitality industry. The Company paid the shareholders of Encore cash of $8.5 million as well as 465,000 unregistered shares of the Company's common stock. The total consideration paid was approximately $11.0 million including transaction costs. The common stock was valued at $4.60 a share representing the market value of the shares upon announcement of the transaction.

     Additional cash payments are also due to the Encore shareholders beginning in 2002 if a specific customer is still using existing software and paying Encore for ongoing maintenance services on that software. The contingent payment would be approximately 10% of the maintenance contract amount. As it is not possible to estimate what, if any, payment would be due, no such amounts have been recognized. However, if amounts are paid, this additional purchase price will be recorded as an intangible asset and amortized over the estimated life of the aforementioned service arrangement.

     The transaction was accounted for as a purchase and, accordingly, the results of Encore are included in the Company's financial statements from September 1, 1998. Intangibles resulting from the transaction were approximately $12.3 million, allocated as follows: $4.0 million to software products acquired, $2.0 million to the installed customer base and workforce with the remainder of $6.3 million to goodwill.

Senercomm, Inc.
---------------

     In December 1997, prior to the Company's merger with Sulcus, Sulcus acquired Senercomm, Inc. ("Senercomm") for approximately $2.2 million. Senercomm designs, manufactures and sells in-room information systems that are used to gather guest data and environmentally control the condition maintained within a hotel room. The purchase price consisted of $500,000 of Sulcus common stock, $500,000 cash paid at closing, and the balance of approximately $1.2 million payable in three equal annual installments including interest at the rate of eight percent. The acquisition was accounted for as a purchase and, accordingly the results of Senercomm are included in the Company's financial statements from January 1, 1998. The purchase price was allocated to identifiable assets of working capital and the remaining balance of $2.0 million to purchased software.

DataComm Associates, Inc. and Midwest Telecom Associates, Inc.
--------------------------------------------------------------

     On October 31, 1997, the Company acquired the outstanding common stock of DataComm Associates, Inc. ("DataComm") and Midwest Telecom Associates, Inc. ("Telecom") for 500,000 unregistered shares of the Company's common stock. DataComm provides data networking products and services. These acquisitions were accounted for as purchases and, accordingly, the results of DataComm and Telecom are included in the Company's financial statements from November 1, 1997. The total purchase price was approximately $2.2 million (including transaction costs). The value assigned to the Company's unregistered common stock issued in the acquisition was 35% below the price at which the Company's registered shares were then trading. This discount represented management's estimate of the value of the unregistered shares. The Company recorded goodwill of approximately $1.3 million in connection with the acquisitions.

                              ELTRAX SYSTEMS, INC.
                   Notes to Consolidated Financial Statements


3.  Mergers and Acquisitions - (Continued)

Hi-Tech Connections, Inc.
-------------------------

     Effective August 1, 1997, the Company acquired the outstanding stock of Hi-Tech Connections, Inc. ("Hi-Tech") for 169,999 shares of the Company's common stock (which included 20,000 shares issued to a third party for certain expenses incurred in the transaction). Hi-Tech provides data networking products and services. Under the terms of the agreement, 750,000 additional unregistered shares were issued in March 1998 based on the earnings generated by Hi-Tech during the six month period ended December 31, 1997. The accompanying financial statements have reflected the additional shares as if issued at December 31, 1997. The acquisition has been accounted for as a purchase and, accordingly, the results of Hi-Tech operations are included in the Company's consolidated financial statements from August 1, 1997. The total purchase price was approximately $3.2 million (including transaction costs). The value assigned to the Company's unregistered common stock issued in the acquisition was 35% below the price at which the Company's registered shares were then trading. This discount represented management's estimate of the value of the unregistered shares. The Company recorded goodwill of approximately $3.2 million in connection with the acquisition.

Four Corners Technology, Inc.
-----------------------------

     On July 1, 1997, the Company acquired the outstanding stock of Four Corners Technology, Inc. ("Four Corners") for 400,000 unregistered shares of the Company's common stock. Four Corners provides data networking products and services. The acquisition has been accounted for as a purchase and, accordingly, the results of Four Corners' operations are included in the Company's consolidated financial statements from July 1, 1997. The total purchase price was approximately $1.9 million (including transaction costs). The value assigned to the Company's unregistered common stock issued in the acquisition was 35% below the price at which the Company's registered shares were then trading. This discount represented management's estimate of the reduced value of the unregistered shares. The Company recorded goodwill of approximately $1.6 million in connection with the acquisition.

EJG Techline, Incorporated
--------------------------

     On May 14, 1997, the Company issued 230,000 unregistered shares of its common stock in exchange for all of the outstanding common stock of EJG Techline, Incorporated ("Techline"). Techline provides data networking products and services. The merger with Techline was accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Techline for all periods prior to the merger and to eliminate intercompany sales prior to the merger.

MST Distribution
----------------

     On January 31, 1997, Atlantic Network Systems, Inc., a wholly-owned subsidiary of the Company acquired certain assets of MST Distribution ("MST"). The purchase price, including transaction costs, was approximately $2.0 million. The acquisition was accounted for as a purchase and the Company recorded $1.4 million of goodwill in connection with the acquisition. Goodwill of approximately $1.3 million was written off in the fourth quarter of 1997 due to the Company's decision to focus on end user customers and to eliminate sales to the majority of the MST customer base.

                              ELTRAX SYSTEMS, INC.
                   Notes to Consolidated Financial Statements


3.  Mergers and Acquisitions - (Continued)

Datatech
--------

     The Company purchased Datatech in 1996. As a result of events, which occurred at Datatech in 1997, the Company determined that there was a permanent impairment in the fair value of the goodwill recorded in connection with the purchase and wrote-off the remaining balance of the Datatech goodwill, approximately $4.4 million. The Company decided to change its focus from the remaining Datatech customer base and close the Datatech facility in early 1998.

The following table summarizes the combined and separate unaudited results of the Company, Sulcus and Windward for the period beginning on January 1, 1999, and ending on the dates of the poolings of Sulcus and Windward.

                      ----------------------------------------------------------------
                            Eltrax          Sulcus         Windward         Total
                      ----------------------------------------------------------------
Revenue                    $13,216,449     $14,855,124     $1,617,698     $29,689,271

Net loss                   $(5,800,557)    $  (161,057)    $ (149,600)    $(6,111,214)



The following table summarizes the combined and separate results of the Company, Sulcus and Windward for the years ended December 31, 1998 and 1997. The 1998 and 1997 results included in the statements of operations have been restated to include the results of Sulcus and Windward.

                                                 For the years ended
                                                    December 31,
                                      -----------------------------------
                                              1998                1997
                                      -----------------------------------
Revenue:
  Eltrax, as previously reported        $ 50,662,787        $ 49,934,139
  Sulcus                                  60,392,989          53,822,256
  Windward                                 3,687,967                  --
                                        ------------        ------------
    Total revenue                       $114,743,743        $103,756,395
                                        ============        ============


                                                 For the years ended
                                                    December 31,
                                      ---------------------------------------
                                              1998                1997
                                      ---------------------------------------
Net income (loss):
  Eltrax, as previously reported          $(2,522,349)        $(11,332,343)
  Sulcus                                   (4,190,750)          (2,009,740)
  Windward                                    229,649                   --
                                          -----------         -------------
    Total net loss                        $(6,483,450)        $(13,342,083)
                                          ===========         =============

                             ELTRAX SYSTEMS, INC.
                  Notes to Consolidated Financial Statements


4. Reorganization Costs

     In connection with the Company's mergers with Sulcus and Windward, and the relocation of Company headquarters to Atlanta, the Company has recorded significant reorganization costs in 1999. These charges were based upon Management's plans established in the first quarter of 1999, and completed by December 31, 1999, and consist of the following items:

                                 Reorganization      Amount Accrued at
                                     Costs           December 31, 1999
                                 --------------      -----------------
Severance and related costs        $1,846,000             $      -
Facility costs                      1,138,000              305,000
Recruiting and relocation             462,000                    -
Program closure costs                 716,000                    -
Other                                 469,900              107,000
                                   ----------             --------
                                   $4,631,900             $412,000
                                   ==========             ========

     The severance and related costs are attributable to approximately 37 employees who have been terminated by the Company. These costs include approximately $722,000 paid by Sulcus to a former executive of Sulcus to settle obligations under an employment agreement.

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


5. Shareholders' Equity

Preferred Stock

     The Company originally authorized 1,000,000 shares of Preferred Stock, 30,000 of which were designated as Series A convertible Preferred Stock (the "Preferred" Stock). All 30,000 shares of the Preferred Stock have been converted into 300,000 shares of the Company's common stock. There were no outstanding shares of the Preferred Stock at December 31, 1999 and 1998. Currently, there are 970,000 shares of undesignated Preferred Stock which are authorized but unissued.

                              ELTRAX SYSTEMS, INC.
                   Notes to Consolidated Financial Statements


5.   Shareholders' Equity - (continued)

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

Stock Warrants

     In connection with various financing and acquisition transactions, and related services provided to the Company, the Company has issued warrants to purchase the Company's Common Stock. A summary of warrants outstanding at December 31, 1999, is as follows:

                                     Number       Exercise
Year Issued                        of Warrants     Price       Expiration
---------------------------------  -----------  ------------  ------------
Nine months ended
   December 31, 1996                 275,000     $5.25-$6.00  October 2006
Year ended December 31, 1997         265,000     $5.00-$6.00  January 2007
                                     -------

     Total warrants outstanding      540,000
                                     =======

     The warrants are vested as of December 31, 1999, except for 172,500 warrants which will vest upon the attainment of certain common stock prices and the continuance of services provided.

     During 1997 100,000 of the warrants issued during the nine-month period ending December 31, 1996 were re-priced from $6.00 to $5.25.

     In 1998, warrants for 1,716,667 shares were exercised, including 1,050,000 shares related to a Private Placement. The proceeds in 1998 from warrant exercises were $7.4 million. Warrants for 135,000 shares were exercised in 1997 resulting in proceeds to the Company of $486,000.

                              ELTRAX SYSTEMS, INC.
                   Notes to Consolidated Financial Statements


6. Stock Based Compensation Plan

     The Company grants stock options under a stock-based incentive compensation plan (the "Plan"). The Company applies APB Opinion 25 and related Interpretations in accounting for the Plan. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below.

     Under the Plan, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based Awards. The Company granted stock options in 1999 under the Plan in the form of incentive stock options.

Stock Options

     The Company granted stock options in 1999 to employees. The stock options granted in 1999 have contractual terms of 10 years. The majority of options granted to the employees have an exercise price equal to the fair market value of the stock at grant date. The majority of options granted in 1999 vest one-fourth each year, beginning on the date of grant.

     A summary of the status of the Company's stock options granted to employees as of December 31, 1999, December 31, 1998, and December 31, 1997 and the changes during the year ended on these dates is presented below:

Employee Stock Options

                                                   1999                         1998                         1997
                                         -----------------------      -----------------------      -----------------------
                                          Number of     Weighted       Number of     Weighted       Number of     Weighted
                                          Shares of      Average       Shares of      Average       Shares of      Average
                                         Underlying     Exercise      Underlying     Exercise      Underlying     Exercise
                                           Options       Prices         Options       Prices         Options       Prices
                                         ----------     --------      ----------     --------      ----------     --------
Outstanding at beginning of the year      3,356,637      $ 4.17        2,533,046      $ 4.04        1,555,066      $ 4.27
Granted                                   1,834,500        4.00        1,588,953        4.54        2,436,228        4.50
Exercised                                   116,268        3.24           14,232        3.09          139,609        3.26
Forfeited                                 1,010,910        4.39          751,130        4.61        1,318,639        5.94
Expired                                       5,752       17.39                0           -                0           -
Outstanding at end of year                4,058,207        3.07        3,356,637        4.17        2,533,046        4.04
Exercisable at end of year                2,314,801        3.43        2,148,559        4.17        1,464,747        3.93
Weighted-average fair value of all
  options granted                                          2.47                         3.14                         2.76

                              ELTRAX SYSTEMS, INC.
                   Notes to Consolidated Financial Statements


6.  Stock Based Compensation Plan - (continued)

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

     Assumption                   1999         1998             1997
     Expected Term                5.00         5.00        1.00 to 5.00
     Expected Volatility         69.16%      30% - 60%       30% - 60%
     Expected Dividend Yield      0.00%        0.00%            0.00%
     Risk-Free Interest Rate      5.53%     5.3% to 6.0%        6.0%


     The following table summarizes information about employee stock options outstanding at December 31, 1999:

                      Options Outstanding                               Options Exercisable
                  ---------------------------                      ---------------------------
 Range of         Number            Wgtd. Avg.    Wgtd. Avg.        Number           Wgtd. Avg.
 Exercise         Outstanding       Exercise      Remaining         Exercisable      Exercise
 Prices           at 12/31/99       Price         Contr. Life       at 12/31/99      Price
--------------    ------------     ----------     -----------      ------------     ----------
$0.38 to  3.07       721,996         $1.99            6.37            561,858          $1.69
 3.19 to  3.86     1,044,746          3.69            9.07            276,041           3.71
 3.88 to  4.44     1,020,134          4.07            9.18            358,247           4.12
 4.50 to  7.68     1,271,331          5.50            7.83          1,118,655           5.46
--------------     ---------         -----            ----          ---------          -----
$0.31 to $7.68     4,058,207         $4.05            8.23          2,314,801          $4.13

                              ELTRAX SYSTEMS, INC.
                   Notes to Consolidated Financial Statements


6. Stock Based Compensation Plan - (continued)

     Had the Company used the fair value-based method of accounting for its stock option and incentive plans beginning on April 1, 1996 and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, the net loss and net loss per common share for the years ending December 31, 1999, 1998 and 1997, would have been increased to the following pro forma amounts:

                                              Years Ended December 31,
                                     ------------------------------------------
                                          1999          1998           1997
                                     ------------------------------------------
Net Loss
     As reported                     $ (9,838,000)  $(6,483,000)  $(13,342,000)
     Pro forma                        (11,139,000)   (9,389,000)   (17,095,000)

Net Loss per Common Share
     As reported                     $      (0.41)  $     (0.29)  $      (0.75)
     Pro forma                              (0.47)        (0.41)         (0.96)

7.  Leases

     As Lessor

     The Company has a sales-type lease program with a finance company whereby it receives 100% of the discounted minimum lease payments at inception of the lease, assigns the lease payments to the finance company, grants the finance company a security interest in the leased equipment and accepts certain recourse liability in event of default by the lessee. The Company retains ownership in the residual value of the leased property and has recorded a reserve for the estimated liability under the recourse agreement. The following table sets forth net investment in these financed sales-type leases:

In thousands
December 31,                     1999     1998
------------------------------  ------   ------
Estimated residual value of
   Leased property              $1,783  $1,820

Unearned income                   (216)   (245)
                                ------  ------
  Net investment in financed
     Sales-type leases          $1,567  $1,575
                                ======  ======

                              ELTRAX SYSTEMS, INC.
                   Notes to Consolidated Financial Statements


7.  Leases - (continued)

     As Lessor - (continued)

     At December 31, 1999, the Company has accrued $478,000 representing estimated amounts contingently payable related to sales-type leases financed under this agreement. Since the inception of the program in 1995, actual losses from recourse provisions have been $1.1 million. The amount of lease payments assigned and the contingent liability under the recourse agreements are approximately $8.7 million and $1.6 million, respectively, at December 31, 1998.

     As Lessee

     The Company leases office space and certain equipment under operating leases which expire at various dates through 2012 with some leases containing options for renewal. Rent expense under these leases was $2.6 million, $2.3 million and $2.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

As of December 31, 1999, approximate future commitments under operating leases in excess of one year are as follows:

                   2000          $ 3,040,000
                   2001            2,694,000
                   2002            2,149,000
                   2003            1,910,000
                   2004            1,804,000
                   thereafter      8,020,000
                                 -----------
                   Total         $19,617,000
                                 ===========

8.  Income Taxes

     The significant components of income taxes are as follows:

                                 Years Ended December 31,
                         ------------------------------------
                           1999         1998          1997
                         ------------------------------------
Income Taxes
   Currently Payable     $24,485    $  179,770     $        -
   Deferred                    -     2,101,000      1,315,970
                         -------    ----------     ----------
Income Tax Expense       $24,485    $2,280,770     $1,315,970
                         =======    ==========     ==========

     A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax was as follows:

                                                   Years Ended December 31,
                                               --------------------------------
                                                 1999        1998         1997
                                               --------------------------------
Statutory U.S. rate                            (34.0)%     (34.0)%      (34.0)%
State income taxes, net of federal benefit      (3.4)       (4.0)        (4.0)
Non-deductible goodwill                          5.5         7.7         18.0
Non-deductible merger costs                      5.4           -          0.1
Effect of valuation allowance                   26.8        75.7         30.8
                                                ----        ----        -----
                                                 0.3%       45.4%        10.9%
                                                ====        ====        =====

                              ELTRAX SYSTEMS, INC.
                   Notes to Consolidated Financial Statements


8.  Income Taxes - (continued)

     Deferred income taxes are recognized to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows:

                                          December 31,
                                       1999         1998
                                    -----------  -----------
     Deferred tax assets and
       (liabilities):
     Net operating loss
        carryforwards               $12,809,000  $11,644,000
     Capital loss
        carryforwards                   269,000      206,000
     Research and development
        credits                       1,248,000    1,232,000
     Unearned revenue                 1,092,000      977,000
     Reserves                         2,347,000    1,425,000
     Compensation accruals              881,000    1,398,000
     Cash to accrual adjustments              -     (121,000)
     Capitalized software costs      (1,521,000)  (1,521,000)
     Valuation allowance            (17,125,000) (15,240,000)
                                    -----------  -----------
       Net deferred tax asset       $         -  $         -
                                    ===========  ===========

     The valuation allowance for deferred tax assets as of December 31, 1999, was approximately $17,125,000. The change in the total valuation allowance for 1999 and 1998 resulted primarily from increases in the above described temporary differences on which a valuation allowance was provided.

     At December 31, 1999, the Company had net operating loss ("NOL") carry-forwards of approximately $33.7 million, a portion of which are subject to certain limitations under the Internal Revenue Code Section 382, and other business tax credits of approximately $1.2 million. If not utilized, the NOL's will begin expiring in years 2001 through 2019.

9.  Impaired Asset Charges

     During 1998, the Company recorded a $2.3 million charge for impaired assets consisting of the write-offs of $1.9 million for previously capitalized software development costs and $342,000 for certain goodwill. During 1997, the Company recorded a $5.7 million charge for impaired assets consisting of i) the write-off of goodwill of approximately $1.3 million due to the Company's decision to eliminate sales to the majority of the MST customer base, and ii) the write-off of goodwill of approximately $4.4 million due to the Company's decision to close the Datatech facility in early 1998.

                              ELTRAX SYSTEMS, INC.
                   Notes to Consolidated Financial Statements


10.  Financing Arrangements

     On March 14, 2000, the Company entered into a $20,000,000 revolving credit agreement (the "Credit Agreement") with PNC Bank, National Association (the "Bank"), and then took advances under the Credit Agreement to repay its existing lines of credit and certain term notes.

     The Credit Agreement is collateralized by substantially all of the Company's assets. At the Company's option, advances under the Credit Agreement may be made as either Domestic Rate Loans or Eurodollar Rate Loans. Interest on Domestic Rate Loans is computed at .5% above the Bank's Base Rate, while interest on Eurodollar Rate Loans are computed at 2.5% above the Eurodollar Rate. At December 31, 2000, interest rates may change by .25% depending on fixed charge coverage levels. The Credit Agreement provides for up to $3,000,000 in letters of credit. Advances are limited by a formula based on eligible receivables, certain cash balances, outstanding letters of credit and certain subjective limitations. Interest payments are due monthly, and the Credit Agreement expires March 2003. The Credit Agreement includes fees of 3% on outstanding letters of credit and .25% on available borrowings.

     The Company has reclassified its December 31, 1999, debt balances in accordance with the terms of the Credit Agreement. Financing arrangements at December 31, 1999 and 1998, as reclassified, are as follows:

                                             1999             1998
                                          ----------       ----------
Outstanding indebtedness
  under Revolving Credit Agreement        $9,468,882       $3,998,203
                                          ==========       ==========
Term loan payable                         $        -        3,666,667
Notes payable                                      -        1,173,656
Other                                        623,655        1,249,401
                                          ----------       ----------

Total                                     $  623,655       $6,089,724
Less current portion                         569,587        2,748,836
                                          ----------       ----------
                                          $   54,068       $3,340,888
                                          ==========       ==========

     Additional eligible borrowings under the Credit Agreement at December 31, 1999, would have been approximately $3.7 million. Under the terms of the Credit Agreement, the Company is required to meet increasing quarterly cash flow requirements, cannot declare dividends or incur additional indebtedness and has annual capital expenditure limits. At December 31, 1999, the Company was not in compliance with certain financial and operating covenants on the former line of credit borrowings that were subsequently refinanced under the Credit Agreement.


11.  Savings and Retirement Plan

     The Company sponsors a 401(k) savings and retirement plan which is available to all eligible employees. Under the plan, the Company may make a discretionary matching contribution. Discretionary matching contributions were approximately $99,000, $101,000 and $52,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                              ELTRAX SYSTEMS, INC.
                   Notes to Consolidated Financial Statements


12.  Segment Information

       The Company is reporting information for two segments, the Technology Services Group and the Hospitality Services Group, and includes the effect of the mergers with Sulcus and Windward in the first quarter of 1999.

       Technology Services: The Technology Services Group consists of three operating units:

       .   Technology Solutions, which provides strategic assessment, application and network design, custom application development and integration, network management, support and maintenance.

       .    Customer Care, which provides 7X24 help desk support and training and installation services for the solutions the Company has developed and implemented.

       .   Application Services Provider, which provides application outsourcing and remote delivery of applications including network and application management.

       Hospitality Services: The Hospitality Services Group designs, manufactures, markets and services enterprise information products and services for the global hospitality industry.

     Management evaluates the business unit performance based on income before income taxes, intangibles amortization, interest income and expense and corporate expenses. Inter-segment sales and transfers are not significant. The accounting policies of the segments are the same as those reported in Note 2.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                          Technology    Hospitality
                                            Services     Services        Total
                                        ------------------------------------------
1999
Revenues                                  $61,684,652   $67,627,675   $129,312,327
Segment profit (loss)                         698,972     5,492,788      6,191,760
Total assets                               25,988,473    45,497,998     71,486,471
Capital expenditures                        2,164,635     3,496,130      5,660,765
Depreciation and software amortization        502,150     2,053,919      2,556,069

1998
Revenues                                  $52,604,715   $62,139,028   $114,743,743
Segment profit (loss)                         964,698     6,388,435      7,353,133
Total assets                               16,529,350    45,629,276     62,158,626
Capital expenditures                          421,965     3,077,240      3,499,205
Depreciation and software amortization        354,246     2,234,501      2,588,747

1997
Revenues                                  $49,934,139   $53,822,256   $103,756,395
Segment profit (loss)                      (1,254,733)    4,078,895      2,824,162
Total assets                               21,113,598    32,597,708     53,711,306
Capital expenditures                          453,589     2,159,525      2,613,114
Depreciation and software amortization        134,974     2,426,376      2,561,350

                              ELTRAX SYSTEMS, INC.
                   Notes to Consolidated Financial Statements


12. Segment Information - (continued)

     The following table reconciles total segment profit to net loss, total assets, capital expenditures and depreciation and software amortization to the consolidated financial statements:

                                                                                                        Depreciation
                                                      Net              Total            Capital         and Software
                                                     Loss              Assets         Expenditures      Amortization
                                         -------------------------------------------------------------------------
1999
Segments                                       $  6,191,760        $71,486,471        $5,660,765        $2,556,069
Corporate                                        (6,165,962)         1,534,462           765,422           257,919
Amortization (excluding software)                (2,277,242)                 -                 -                 -
Reorganization and transaction costs             (6,920,279)                 -                 -                 -
Interest (expense) income, net                     (641,894)                 -                 -                 -
Income tax expense                                  (24,482)                 -                 -                 -
                                               ------------        -----------        ----------        ----------
Total                                          $ (9,838,099)       $73,020,933        $6,426,187        $2,813,988
                                               ============        ===========        ==========        ==========
1998
Segments                                       $  7,353,133        $62,158,626        $3,499,205        $2,588,747
Corporate                                        (7,637,158)         7,821,888           383,280           389,216
Amortization (excluding software)                (1,650,034)                 -                 -                 -
Impaired asset charge                            (2,270,000)                 -                 -                 -
Interest (expense) income, net                        1,379                  -                 -                 -
Income tax expense                               (2,280,770)                 -                 -                 -
                                               ------------        -----------        ----------        ----------
Total                                          $ (6,483,450)       $69,980,514        $3,882,485        $2,977,963
                                               ============        ===========        ==========        ==========
1997
Segments                                       $  2,824,162        $53,711,306        $2,613,114        $2,561,350
Corporate                                        (8,375,095)         9,985,402           423,578           348,649
Amortization (excluding software)                (1,228,020)                 -                 -                 -
Goodwill adjustment                              (5,713,721)                 -                 -                 -
Interest (expense) income, net                      466,561                  -                 -                 -
Income tax expense                               (1,315,970)                 -                 -                 -
                                               ------------        -----------        ----------        ----------
Total                                          $(13,342,083)       $63,696,708        $3,036,692        $2,909,999
                                               ============        ===========        ==========        ==========

                              ELTRAX SYSTEMS, INC.
                   Notes to Consolidated Financial Statements


12.  Segment Information - (continued)

     The Company conducts operations world wide through separate geographic area organizations that represent major markets. The geographic distribution of the Company's revenues, segment income and total identifiable assets are as follows:

                                                Segment Income
                                 Revenues          (Loss)             Assets
                              -------------------------------------------------
1999
Domestic                      $105,359,534        $6,528,021        $61,469,806
Canada                           6,320,407          (261,767)         3,001,020
Pacific Rim                      9,621,818          (914,198)         3,778,729
Western Europe                   8,010,568           839,704          3,236,916
                              ------------        ----------        -----------
Total                         $129,312,327        $6,191,760        $71,486,471
                              ============        ==========        ===========
1998
Domestic                      $ 91,455,782        $6,632,300        $51,698,884
Canada                           6,039,234           389,786          2,517,779
Pacific Rim                     11,273,280           (40,314)         4,639,513
Western Europe                   5,975,447           371,361          3,302,450
                              ------------        ----------        -----------
Total                         $114,743,743        $7,353,133        $62,158,626
                              ============        ==========        ===========
1997
Domestic                      $ 81,225,640        $2,096,948        $43,335,763
Canada                           5,776,673           336,907          2,570,188
Pacific Rim                     11,688,840           431,248          4,491,748
Western Europe                   5,065,242           (40,941)         3,313,607
                              ------------        ----------        -----------
Total                         $103,756,395        $2,824,162        $53,711,306
                              ============        ==========        ===========

     Sales between geographic areas and export sales are not material. Identified assets by geographic area exclude intercompany loans, advances and investments in affiliates. Intercompany trade receivables have been eliminated.

                              ELTRAX SYSTEMS, INC.
                   Notes to Consolidated Financial Statements


12.  Segment Information - (continued)

     The following table reconciles services and products revenue and costs of revenue to the consolidated statements of operations:

                                                                  For the years ended December 31,
                                                               1999            1998             1997
                                                           ------------    ------------     ------------
Revenue:
  Technology Services Group:
    Services                                               $ 24,256,843    $ 10,315,258     $         --
    Products                                                 37,427,809      42,289,457       49,934,139
                                                           ------------    ------------     ------------
      Total Technology Services Group revenue                61,684,652      52,604,715       49,934,139

  Hospitality Services Group
    Services                                                 25,960,407      23,566,639       20,549,631
    Products                                                 41,667,268      38,572,389       33,272,625
                                                           ------------    ------------     ------------
      Total Hospitality Services Group revenue               67,627,675      62,139,028       53,822,256

      Total revenue                                        $129,312,327    $114,743,743     $103,756,395
                                                           ============    ============     ============
Cost of revenue:
  Technology Services Group
    Services                                               $ 11,339,962    $  6,409,692     $         --
    Products                                                 30,368,617      33,071,074       41,328,951
                                                           ------------    ------------     ------------
      Total Technology Services Group cost of revenue        41,708,579      39,480,766       41,328,951

  Hospitality Services Group
    Services                                                 11,464,484       9,171,174        8,361,481
    Products                                                 23,509,353      22,359,479       19,636,389
                                                           ------------    ------------     ------------
      Total Hospitality Services Group cost of revenue       34,973,837      31,530,653       27,997,870

      Total cost of revenue                                $ 76,682,416    $ 71,011,419     $ 69,326,821
                                                           ============    ============     ============

                              ELTRAX SYSTEMS, INC.
                   Notes to Consolidated Financial Statements


13. Cash Flow Data

Supplemental Cash Flow information is as follows:

                                                             For the years Ended December 31,
                                                            1999         1998             1997
                                                       ------------------------------------------
Non cash investing and financing
 activities:
  Common stock consideration for acquisitions:
   Encore Group - issuance of 465,000 shares                         $ 2,139,000
   Four Corners - issuance of 400,000 shares                                          $ 1,885,000
   Hi-Tech - issuance of 919,999 shares                                                 3,091,965
   DataComm - issuance of 488,000 shares                                                1,883,375
   Telecom - issuance of 12,000 shares                                                     46,331
   Senercomm - issuance of 105,769 shares                                                 500,000

 Issuance of note payable as evidence of
   severance liability                                                                  1,245,000

 Issuance of warrants in exchange for services           $ 24,000         30,000

 Issuance of stock to consultants and others                4,965         26,000           26,100

 Change in unrealized gain (loss) on securities
   held for sale                                                          (8,750)           9,605

 Liabilities assumed in conjunction with business
   acquisitions were:
   Fair value of assets acquired                                     $14,709,090      $12,519,419
   Consideration paid                                                 11,005,013        7,731,832
                                                                     -----------      -----------
   Liabilities assumed                                               $ 3,704,077      $ 4,787,587
                                                                     ===========      ===========

Supplemental disclosure of cash flow information:
   Interest paid                                         $743,035    $   541,137      $  673,202
                                                         ========    ===========      ==========
   Income taxes paid                                     $463,685    $   307,703      $   92,000
                                                         ========    ===========      ==========

                              ELTRAX SYSTEMS, INC.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                                         Additions
                                                 -------------------------
                                   Balance at     Charged to                              Balance at
                                   beginning      costs and     Allowances                  end of
Description                        of period       expenses      acquired   Deductions      period
-----------                       ------------   ------------   ----------  ----------   ------------
Allowance for doubtful accounts:
  1999                            $(2,914,000)   $(3,568,000)   $      --   $1,473,000   $(5,009,000)
  1998                             (2,888,000)    (1,639,000)    (150,000)   1,763,000    (2,914,000)
  1997                             (2,590,000)    (1,424,000)    (151,000)   1,277,000    (2,888,000)

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf on March 27, 1999 by the undersigned, thereunto duly authorized.

                            ELTRAX SYSTEMS, INC.

                            By: /s/ Don G. Hallacy
                               ----------------------------------
                               Don G. Hallacy
                               President, Chief Executive Officer
                               and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                        Title                                Date
----                        -----                                ----


/s/ William P. O'Reilly     Chairman of the                      March 27, 2000
--------------------------  Board and Director
William P. O'Reilly


/s/ Don G. Hallacy          President, Chief Executive           March 27, 2000
--------------------------  Officer and Director
Don G. Hallacy              (Principal Executive Officer)


/s/ William Taylor          Director                             March 27, 2000
--------------------------
William Taylor


/s/ Patrick J. Dirk         Director                             March 27, 2000
--------------------------
Patrick J. Dirk

                            Director
--------------------------
Stephen E. Raville

/s/ James C. Barnard        Director                             March 27, 2000
--------------------------
James C. Barnard

                            Director
--------------------------
Penelope A. Sellers

/s/ William A. Fielder III Chief Financial Officer, Secretary, March 27, 2000 -------------------------- and Treasurer (Principal Accounting
William A. Fielder III      and Financial Officer)

                             ELTRAX SYSTEMS, INC.

                                 EXHIBIT INDEX
                                   FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1999

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

2.6      Agreement and Plan of Merger dated as           Incorporated by reference to Exhibit
         of October 31, 1997 by and among                2.1 to the Company's Current Report
         Eltrax Systems, Inc., DataComm Acquiring        on Form 8-K dated October 3, 1997.
         Corporation, Midwest Acquiring Corporation,
         DataComm Associates, Inc., Midwest Telecom
         Associates, Inc. and John M. Good, and


         Harold Madison.

2.7      Agreement and Plan of Merger dated as           Incorporated by reference to Exhibit
         of August 31, 1998, among Eltrax                2.1 to the Company's Current Report
         Systems, Inc., Encore Acquiring Corporation,    on Form 8-K dated September 10, 1998.
         Encore Systems, Inc., Global Systems
         and Support, Inc., Five Star Systems,
         Inc., Penelope A. Sellers, and Joseph T. Dyer.

2.8      Agreement and Plan of Merger dated as           Incorporated by reference to Exhibit 2.1
         of November 11, 1998, by and among              to the Company's Registration Statement
         Eltrax, Sulcus Hospitality Technologies         on Form S-4 dated February 16, 1999
         Corp. and Sulcus Acquiring Corporation.         (File No. 333-68699).

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

4.4      Warrant dated as of September 23, 1997          Incorporated by reference to Exhibit
         to purchase 240,000 shares of Common            4.5 to the Company's Annual Report
         Stock of the Company granted to                 on Form 10-KSB for the year ended
         Morgan Q. Payne.                                December 31, 1997.

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

10.4     1992 Stock Incentive Plan.(1)                   Incorporated by reference to Exhibit
                                                         10.4 to the Company's Registration
                                                         Statement on Form S-18 (File No. 33-51456).

10.5     1995 Stock Incentive Plan.(1)                   Incorporated by reference to Exhibit
                                                         10.12 to the Company's Annual Report
                                                         on Form 10-KSB for the year ended
                                                         March 31, 1995.

10.6     1997 Stock Incentive Plan.(1)                   Incorporated by reference to the Company's
                                                         Proxy Statement for its 1997
                                                         Annual Meeting of Shareholders.

10.7     1998 Stock Incentive Plan.(1)                   Incorporated by reference to Exhibit
                                                         10.27 to the Company's Registration
                                                         Statement on Form S-4 (File No. 333-68699).

10.8     Agreement dated as of October 31,               Incorporated by reference to Exhibit
         1996 by and among the Company,                  10.7 to the Company's Current Report
         William P. O'Reilly, Clunet R. Lewis,           on Form 8-K filed November 12, 1996.
         Mack V. Traynor, III and Walter C.
         Lovett, Douglas L. Roberson and B.
         Taylor Koonce.(1)

10.9     Employment and Noncompetition                   Incorporated by reference to Exhibit
         Agreement dated as of May 14, 1997              10.2 to the Company's Current Report
         by and between Eltrax Systems, Inc.             on Form 8-K dated May 15, 1997.
         and Edward J. Gorlitz.(1)

10.10    Employment and Noncompetition                   Incorporated by reference to Exhibit
         Agreement dated as of May 14, 1997              10.1 to the Company's Current Report
         by and between Eltrax Systems, Inc.             on Form 8-K dated May 15, 1997.
         and Colin E. Quinn.(1)

10.11    Employment and Noncompetition                   Incorporated by reference to Exhibit
         Agreement dated as of July 1, 1997              10.2 to the Company's Current Report
         by and between Eltrax Systems, Inc.             on Form 8-K dated July 1, 1997.
         and Joel J. Blickenstaff.(1)

10.12    Employment and Noncompetition                   Incorporated by reference to Exhibit
         Agreement dated as of July 1, 1997              10.1 to the Company's Current Report
         by and between Eltrax Systems, Inc.             on Form 8-K dated July 1, 1997.
         and Robert A. Hughes.(1)

10.13    Employment and Noncompetition                   Incorporated by reference to Exhibit
         Agreement dated as of August 15, 1997           10.1 to the Company's Current Report
         by and between Eltrax Systems, Inc.             on Form 8-K dated August 15, 1997.
         and Edward C. Barrett.(1)


10.14    Employment and Noncompetition                   Incorporated by reference to Exhibit
         Agreement dated as of August 15, 1997           10.1 to the Company's Current Report
         by and between Eltrax Systems, Inc.             on Form 8-K dated August 15, 1997.
         and Daniel M. Christy.(1)

10.15    Employment and Noncompetition                   Incorporated by reference to Exhibit
         Agreement dated as of August 15, 1997           10.3 to the Company's Current Report
         by and between Eltrax Systems, Inc.             on Form 8-K dated August 15, 1997.
         and David R. Hurlbrink.(1)

10.16    Employment and Noncompetition                   Incorporated by reference to Exhibit
         Agreement dated as of October 31, 1997          10.1 to the Company's Current Report
         by and between Eltrax Systems, Inc.             on Form 8-K dated October 3, 1997.
         and John M. Good.(1)

10.17    Employment and Noncompetition                   Incorporated by reference to Exhibit
         Agreement dated as of August 31, 1998           10.1 to the Company's Current Report
         by and between Eltrax Systems, Inc.             on Form 8-K dated September 10, 1998.
         and Penelope A. Sellers.(1)

10.18    Consulting Agreement dated as of                Filed herewith electronically
         April 1, 1999 by and between the
         Company and Montana Corp.(1)

10.19    Consulting Agreement dated as of                Filed herewith electronically
         April 1, 1999 by and between the
         Company and CRL Enterprises.(1)

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

10.28    Form of Consulting Agreement between            Incorporated by reference to Exhibit 10.34
         Eltrax and non employee Sulcus directors.(1)    to the Company's Registration Statement on
                                                         Form S-4 (File No. 333-68699).

10.29    Form of Termination Agreement between           Incorporated by reference to Exhibit 10.35
         Leon Harris and Sulcus.(1)                      to the Company's Registration Statement on
                                                         Form S-4 (File No. 333-68699).

10.30    Form of Agreement between Leon Harris           Incorporated by reference to Exhibit 10.36
         and Eltrax.(1)                                  to the Company's Registration Statement on
                                                         Form S-4 (File No. 333-68699).

10.31    Employment Agreement dated                      File herewith electronically.
         March 24, 1999 between the Company
         and Don G. Hallacy.(1)

10.32    Revolving Credit and Security Agreement         Filed herewith electronically.
         by and among PNC Bank, National Association,
         as Agent and Lender, and Eltrax and certain
         of its subsidiaries dated March 14, 2000.

10.33    Limited Guaranty Agreement by and between       Filed herewith electronically.
         PNC Bank, National Association, as Agent
         and Lender, and William P. O'Reilly dated
         March 14, 2000.

10.34    Pledge Agreement by and between PNC Bank,       Filed herewith electronically.
         National Association, as Agent and Lender,
         and William P. O'Reilly dated March 14,
         2000.

21.1     Subsidiaries of the Registrant.                 Filed herewith electronically.

23.1     Consent of PricewaterhouseCoopers LLP,          Filed herewith electronically.
         independent accountants.

23.2     Consent of Crowe, Chizek and Company LLP.       Filed herewith electronically.

27.1     Financial Data Schedule.                        Filed herewith electronically.

(1) Management contract or compensatory plan or arrangement required to be identified by Form 10-K Item 14.