Form 10-K405/A
period 1999-12-31
ELTRAX SYSTEMS INC
filed 2000-04-28
CIK 797448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                              400 GALLERIA PARKWAY
                                    SUITE 300
                                ATLANTA, GA 30339

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

Yes X  No
   ---   ---

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

     As of February 29, 2000, 23,940,867 shares of common stock of the registrant were outstanding, and the aggregate market value of the common stock of the registrant as of that date (based upon the last reported sale price of the common stock reported on that date by the Nasdaq National Market), excluding outstanding shares beneficially owned by the directors and officers, was $305,019,468.

                                 AMENDMENT NO. 1

         This Form 10K/A is being filed solely to report the information required under Items 10, 11, 12, and 13 and to amend Item 14.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

         The executive officers and directors of the Company, their ages, offices held and committee memberships, as of April 19, 2000, are as follows:


         NAME                              AGE       POSITION
         ----                              ---       --------
         DIRECTORS:

         William P. O'Reilly                54       Chairman of the Board, Director, President and Chief Executive
                                                     Officer of the Company

         James C. Barnard (1)               66       Director

         Patrick J. Dirk (2)                60       Director

         Stephen E. Raville (2)             52       Director

         William G. Taylor (1)              44       Director

         EXECUTIVE OFFICERS (WHO ARE NOT DIRECTORS):

         William A. Fielder III             41       Chief Financial Officer and Secretary of the Company

         Edward C. Barrett                  51       President of Eltrax Technology Services Group, Inc.

         Barry A. Logan                     50       President of Eltrax Hospitality Group, Inc. and Squirrel
                                                     Systems, Inc.

         Johnny H. Butler                   55       President of Eltrax Customer Care Group, Inc.

         Denise R. Grey                     36       President of Eltrax ASP Group, LLC

---------------------------------
(1) Member of Compensation Committee
(2) Member of Audit Committee


         Information regarding the business experience of the executive officers and directors is set forth below. The information is based on information furnished to the Company by each director and officer.

         WILLIAM P. O'REILLY has been a director of the Company since July 1995, Chairman of the Board of Directors since August 1995, and President and Chief Executive Officer since April 2000. Mr. O'Reilly served as Chief Executive Officer of the Company from January 1997 through April 1999. For the past 15 years, Mr. O'Reilly has been a private investor and entrepreneur. Mr. O'Reilly served as Chairman of the Board and Chief Executive Officer of Military Communications Center, Inc. from 1989 to 1994. In 1986, Mr. O'Reilly founded Digital Signal, Inc., a provider of fiber optic capacity to long distance carriers in the telecommunications industry, where he served as Chief Executive Officer from 1986 to 1989. In 1981, Mr. O'Reilly founded Lexitel Corporation, a long distance carrier (which was subsequently acquired by ALC Communications, Inc.), where he served as Chairman of the Board and Chief Executive Officer from 1980 to 1984. Mr. O'Reilly is also currently a director of Pointe Communications, Inc., a builder and operator of international communication networks which provides voice, video and data services.

         JAMES C. BARNARD has been a director of the Company since 1997. Prior to his retirement in March 1996, Mr. Barnard served as Chairman and Chief Executive Officer of Access America Telemanagement, Inc., a telecommunications management company which Mr. Barnard founded in July 1989. Prior to forming Access America Telemanagement, Inc., Mr. Barnard served as Chairman and Chief Executive Officer of LDX NET, INC., a telecommunications company which merged with Williams Telecommunications in July 1987 to form the Williams Telecommunications Group, Inc. From July 1987 to June 1989, Mr. Barnard served as Vice Chairman of the Board of Directors of Williams Telecommunications Group, Inc.

         PATRICK J. DIRK has been a director of the Company since its formation. Mr. Dirk served as President and Chief Executive Officer of the Company from its formation until September 1985 and as Chairman of the Board from formation until May 1989 and from February through August 1995. Mr. Dirk is Chairman of the Board and Chief Executive Officer of Troy Group, Inc., an enterprise output solutions provider. From 1973 until 1982, Mr. Dirk was employed in various executive positions and as a Board member with Kroy Inc., a marketer of automated lettering systems.

         STEPHEN E. RAVILLE has been a director of the Company since October 1997. Since 1996, Mr. Raville has been Chairman of the Board of Pointe Communications, Inc. Mr. Raville is also President and controlling shareholder of First Southeastern Corp., a private investment company he formed in 1992. In 1983, Mr. Raville founded TA Communications, a long-distance telephone company, and served as its President. In 1985, in conjunction with a merger between TA and Advanced Telecommunications Corporation (ATC), he became Chairman and Chief Executive Officer of ATC until the merger of ATC into WorldCom in late 1992.

         WILLIAM G. TAYLOR has been a director of the Company since June 1999. Since 1992, Mr. Taylor has been President and director of The Springs Company, a privately held investment and management services company. Prior to joining The Springs Company in 1990, Mr. Taylor was a Senior Vice President with First Union National Bank. Mr. Taylor is also a director of Wachovia Bank, N.A. and Kanawha Insurance Company.

         WILLIAM A. FIELDER III has been Chief Financial Officer of the Company since August 1999. From March 1998 through August 1999, Mr. Fielder was Vice President and Chief Financial Officer of Clarus Corporation, a provider of business-to-business e-commerce solutions. From April 1991 through February 1998, Mr. Fielder was Vice President and Chief Financial Officer of Gray Communication Systems, Inc. From 1984 to 1991, he was employed with Ernst & Young LLP.

         EDWARD C. BARRETT has been the President of Eltrax Technology Services Group, Inc. since January 1998. Mr. Barrett joined the Company in August 1997 through the acquisition of Hi-Tech Connections, Inc. where he was President and Chief Executive Officer from April 1985 to August 1997. Prior to April 1985, he served as Executive Vice President of Executone Telecommunications, Inc.

         BARRY A. LOGAN has been President of Eltrax Hospitality Group, Inc. since September 1999, and President of Squirrel Systems, Inc., a subsidiary of Sulcus Hospitality Technologies Corp., which the Company acquired in March 1999, since June 1997. From 1995 to June 1997, Mr. Logan was Vice President and General Manager of Squirrel Systems. Mr. Logan was Vice President of Sulcus Hospitality Technologies Corp. from 1993 to 1995. Mr. Logan was Vice President at Postech Limited from 1984 through 1989. Mr. Logan was also a founding partner and Vice President of SQUiRREL(R) Systems of Canada from 1989 to 1993 before being acquired by Sulcus Computer Corporation in 1993.

         JOHNNY H. BUTLER has been President of Eltrax Customer Care Group, Inc. since January 2000. From 1993 to 1999, Mr. Butler was Chief Operating Officer of Encore Systems, Inc. Mr. Butler was the Management Information Systems Director for Deloitte and Touche from 1987 to 1993. From 1976 through 1987, Mr. Butler was Director of Operations at Holiday Inn. From 1969 to 1976, Mr. Butler was Vice President of Information Systems for Regions Bank in Montgomery, Alabama.

         DENISE R. GREY has been President of Eltrax ASP Group since January 2000. From July 1999 to December 1999, Ms. Grey was Chief Marketing Officer of the Company. From 1998 to June 1999, Ms. Grey was Vice President of Field Sales and Operations for KMC Telecom, a startup competitive local exchange carrier. Prior to joining KMC Telecom in 1998, Ms. Grey was the Director of Marketing for AT&T WorldNet Business Internet services from June 1985 to June 1998.

INFORMATION ON THE BOARD AND ITS COMMITTEES

         The business and affairs of the Company are managed by the board of directors, which met five times during the year ended December 31, 1999 and took action by unanimous written consent once. The board has also established a Compensation Committee and an Audit Committee.

         The current members of the Compensation Committee are Messrs. Taylor and Barnard. The function of the Compensation Committee is to set the compensation for those officers of the Company who are also directors of the Company and to act on other such matters relating to compensation as it deems appropriate, including the administration of the Company's Stock Incentive Plans. The Compensation Committee met four times during the year ended December 31, 1999.

         The current members of the Audit Committee are Messrs. Dirk and Raville. The function of the Audit Committee is to review the accounting, auditing, operating and reporting practices of the Company. The Audit Committee reviews the Company's annual financial statements, changes in accounting practices, the selection and scope of the work of the Company's independent auditors and the adequacy of internal controls for compliance with corporate policies and directives. The Audit Committee met two times during the year ended December 31, 1999.

         Each of the directors attended 75% or more of the meetings of the board and committees on which he served during the year ended December 31, 1999.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and all persons who beneficially own more than 10% of the outstanding shares of the Company's common stock ("Reporting Persons") to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of the Company's common stock and other equity securities of the Company. Reporting persons are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon a review of the copies of such forms furnished to the Company for the year ended December 31, 1999, and the information provided to the Company by Reporting Persons of the Company, all Reporting Persons filed the forms required by Section 16 of the Exchange Act on a timely basis except that Mr. Butler failed to timely file his initial Form 3 after his election as an executive officer of the Company.


ITEM 11. DIRECTOR AND EXECUTIVE COMPENSATION


DIRECTOR COMPENSATION

         DIRECTORS' FEES. Each director who is not an employee of the Company receives a fee of $1,500 for each fiscal quarter during which he serves on the board. Accordingly, during the year ended December 31, 1999, Messrs. Barnard, Dirk and Raville each received $6,000 in fees for services rendered in 1999 and Mr. Taylor received $3,000. The Company reimburses directors for out-of-pocket expenses incurred in attending board or committee meetings.

         STOCK OPTIONS. The directors who are not employees of the Company are eligible to receive grants of stock options under the Company's stock incentive plans.


EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and by the other four most highly compensated executive officers of the Company during the year ended December 31, 1999 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                              SECURITIES
     NAME AND PRINCIPAL                                                       UNDERLYING            ALL OTHER
         POSITION(1)             YEAR        SALARY           BONUS            OPTIONS             COMPENSATION
         -----------             ----        ------           -----            -------             ------------
   WILLIAM P. O'REILLY(2)        1999        $188,254(3)     $  -                  -                 $     -
   Chairman of the Board,        1998         103,846           -               75,000                     -
     President and Chief         1997          72,692           -              150,000                   25,000
      Executive Officer

    EDWARD C. BARRETT (4)        1999         180,069         40,585            50,000                     -
President, Eltrax Technology     1998         136,850           -                  -                       -
    Services Group, Inc.         1997          38,760           -               46,667                     -

       BARRY LOGAN (5)           1999         150,689         71,821           280,000                     -
      President, Eltrax          1998           -               -                8,678 (6)                 -
 Hospitality Group, Inc. and     1997           -               -               63,634 (6)                 -
President, Squirrel Systems,
            Inc.

     JOHNNY H. BUTLER (7)        1999         184,694         21,143            10,000                     -
President, Eltrax Customer       1998          61,565         26,850            25,000                     -
     Care Group, Inc.            1997           -               -                  -                       -

     DENISE R. GREY (8)          1999          93,334         39,470           150,000                     -
     President, Eltrax           1998           -               -                  -                       -
      ASP Group, LLC.            1997           -               -                  -                       -

     DON G. HALLACY (9)          1999         192,348           -              500,000                     -
     President and Chief         1998           -               -                  -                       -
      Executive Officer          1997           -               -                  -                       -


(1) William A. Fielder III joined the Company as Chief Financial Officer and Treasurer on August 25, 1999, and was appointed Secretary on February 24, 2000. Mr. Fielder is not listed on the Summary Compensation Table because he earned less than $100,000 in salary and bonus for fiscal year ended December 31, 1999. Mr. Fielder was granted options to purchase 250,000 shares of the Company's common stock in 1999.

(2) Mr. O'Reilly became President and Chief Executive Officer on April 19, 2000. During fiscal year 1999, Mr. O'Reilly served as Chairman of the Board of the Company. He also served as Chief Executive Officer of the Company from January 1999 through April 1999.

(3) Such amount represents consulting fees paid to Mr. O'Reilly pursuant to a consulting agreement between the Company, Montana Corporation, a company of which Mr. O'Reilly is the sole shareholder, and Mr. O'Reilly.

(4) Mr. Barrett joined the Company in August 1997 upon the acquisition of Hi-Tech Connections, Inc.

(5) Mr. Logan joined the Company in March 1999 upon the acquisition of Sulcus Hospitality Technologies Corp.

(6) Represents shares originally subject to options to purchase shares of common stock of Sulcus Hospitality Technologies Corp. that were converted to options to purchase shares of the Company's common stock in the merger of Sulcus with the Company in March 1999.

(7) Mr. Butler joined the Company in September 1998 upon the acquisition of Encore Systems, Inc.

(8)      Ms. Grey joined the Company in July 1999.

(9) Mr. Hallacy resigned as Chief Executive Officer, President and a director of the Company effective April 19, 2000.


                  AGGREGATE OPTION EXERCISES IN THE YEAR ENDED
                  DECEMBER 31, 1999 AND YEAR-END OPTION VALUES

         The following table sets forth for the Named Executive Officers aggregated information concerning each exercise of stock options during the fiscal year ended December 31, 1999, and the fiscal year-end value of unexercised options.


------------------------------------- --------------------------------------- ----------------------------------------
                                                                                  VALUE OF UNEXERCISED IN-THE-MONEY
                                           NUMBER OF UNEXERCISED OPTIONS                       OPTIONS
                                                AT FISCAL YEAR END                     AT FISCAL YEAR END (1)
----------------- ------------------- ---------------- ---------------------- ------------------ ---------------------
                  SHARES ACQUIRED
       NAME       ON EXERCISE IN 1999   EXERCISABLE        UNEXERCISABLE         EXERCISABLE         UNEXERCISABLE
----------------- ------------------- ---------------- ---------------------- ------------------ ---------------------
William P.                -              235,500                0                $ 622,606       $           -
O'Reilly
----------------- ------------------- ---------------- ---------------------- ------------------ ---------------------
Edward C.                 -               93,500               3,167               277,195               8,017
Barrett
----------------- ------------------- ---------------- ---------------------- ------------------ --------------------
Barry A. Logan            -              114,680             237,632               486,277             977,580
----------------- ------------------- ---------------- ---------------------- ------------------ ---------------------
Johnny H. Butler          -               12,500              12,500                48,831              48,831
----------------- ------------------- ---------------- ---------------------- ------------------ ---------------------
Denise R. Grey            -               37,501             112,499               125,385             376,140
----------------- ------------------- ---------------- ---------------------- ------------------ ---------------------
Don G. Hallacy            -              100,000             400,000               390,650           1,562,600
----------------- ------------------- ---------------- ---------------------- ------------------ ---------------------

(1) Value of the Company's unexercised, in-the-money options based on the spread between the exercise price and the average of the high and low price of the Company's common stock on December 31, 1999, which was $7.7815.

                               OPTION GRANT TABLE

         The following table sets forth individual grants of stock options made by the Company to the Named Executive Officers during the fiscal year ended December 31, 1999.


-------------------- ------------------- -------------------- --------------- ------------- ------------------------------
                     SHARES UNDERLYING   % OF TOTAL OPTIONS                                  POTENTIAL REALIZABLE VALUE
                      OPTIONS GRANTED        GRANTED TO          EXERCISE         DATE       AT ASSUMED ANNUAL RATES OF
       NAME               IN 1999         EMPLOYEES IN 1999       PRICE         OPTIONS     STOCK PRICE APPRECIATION FOR
                                                 (1)                             EXPIRE            OPTION TERM (2)
-------------------- ------------------- -------------------- --------------- ------------- ------------------------------
                                                                                                  5%             10%
-------------------- ------------------- -------------------- --------------- ------------- --------------- --------------
William P. O'Reilly           0                  --            $    --             --        $   --          $    --
-------------------- ------------------- -------------------- --------------- ------------- --------------- --------------
Edward C. Barrett            50,000              2.7%              4.44          3/1/09         139,500          354,000
-------------------- ------------------- -------------------- --------------- ------------- --------------- --------------
Barry A. Logan (3)          230,000             12.5%             3.813         3/25/09         551,310        1,397,710
-------------------- ------------------- -------------------- --------------- ------------- --------------- --------------
Barry A. Logan               50,000              2.7%             3.313         9/29/09         104,200          264,000
-------------------- ------------------- -------------------- --------------- ------------- --------------- --------------
Johnny H. Butler              0                  --                 --             --            --               --
-------------------- ------------------- -------------------- --------------- ------------- --------------- --------------
Denise R. Grey              150,000              8.2%              4.44         6/24/09         418,650        1,060,950
-------------------- ------------------- -------------------- --------------- ------------- --------------- --------------
Don G. Hallacy (4)          500,000             27.3%             3.875         4/12/09       1,217,500        3,087,500
-------------------- ------------------- -------------------- --------------- ------------- --------------- --------------

(1)  1,834,500 options granted in 1999.
(2) The dollar amounts in this table are the result of calculations at stock appreciation rates specified by the Securities and Exchange Commission and are not intended to forecast actual future appreciation rates of the Company's stock price.
(3) Mr. Logan also received options to purchase 72,311 shares of the Company's common stock upon the conversion of options to purchase shares of the common stock of Sulcus Hospitality Technologies Corp. in the merger of Sulcus with the Company in March 1999.
(4) Mr. Hallacy was granted an option to purchase 50,000 shares of common stock on January 1, 2000 at an exercise price of $8.0625 per share. He resigned as a director and President and Chief Executive Officer of the Company effective April 19, 2000. Of the aggregate options granted to Mr. Hallacy, Mr. Hallacy exercised options to acquire 25,806 shares in March 2000, and 25,806 in April 2000, and has until the close of business on July 17, 2000 to exercise the remaining options to purchase 160,888 shares vested and available for exercise. Options to purchase 337,500 shares expired upon his resignation.

EMPLOYMENT AGREEMENTS

         Don G. Hallacy resigned as a director and as President and Chief Executive Officer of the Company effective April 19, 2000, thereby terminating his Employment and Non-Competition Agreement with the Company. Mr. Hallacy's employment agreement was entered into on March 24, 1999 and provided for a minimum annual base salary of $250,000. As a result of the termination of the agreement, options to purchase 337,500 shares of the Company's common stock that were not vested on the termination date expired, and Mr. Hallacy forfeited any bonus that would have been payable to him under the agreement for fiscal year 2000 and for all fiscal years thereafter. The non-competition covenant contained in the agreement will be binding on Mr. Hallacy for a period of twelve months following his resignation. Mr. Hallacy will continue to be bound by the confidentiality, disclosure, and assignment covenants contained in the agreement.

       Penelope Sellers resigned as a director and as President of Eltrax Hospitality Group, Inc. on August 31, 1999, thereby terminating her Employment and Non-Competition Agreement with the Company. Ms. Sellers' employment agreement was entered into on August 31, 1998 and provided for a minimum annual base salary of $94,800. The non-competition covenant contained in the agreement will be binding on Ms. Sellers for a period of two years following her resignation. Ms. Sellers shall continue to be subject to the confidentiality, disclosure and assignment covenants contained in the agreement.

       Edward C. Barrett, an executive officer of the Company, entered into an Employment and Non-Competition Agreement with the Company on August 15, 1997. The agreement provides for a minimum annual base salary for Mr. Barrett of $100,000 and contains a two-year non-competition clause in the event of termination of Mr. Barrett's employment. The agreement terminates on July 31, 2000, unless terminated earlier. Commencing August 1, 2000 and on each August thereafter, the term of the agreement will be automatically extended for one additional year unless on or before the July 1 immediately preceding any such renewal period either party gives written notice to the other of the cessation of further extensions, in which case no further automatic extensions will occur. The agreement may be terminated (i) by the Company immediately for cause; (ii) by either party upon 75 days' written notice for whatever reason; and (iii) automatically in the event of the death or disability of Mr. Barrett. In the event that the Company terminates the agreement without cause, Mr. Barrett will be entitled to continue to be paid his base salary through the termination date or 75 days, whichever is greater.


                    EXECUTIVE COMPENSATION AND OTHER BENEFITS

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         POLICY ON EXECUTIVE OFFICER COMPENSATION. The executive compensation program is administered by the Compensation Committee of the Board (the "Committee"), which in 1999 consisted of non-employee directors Messrs. Taylor and Barnard. The program supports the Company's commitment to providing superior shareholder value. It is designed to attract and retain high-quality executives, to encourage them to make career commitments to the Company, and to accomplish the Company's short and long-term objectives. The Committee attempts to structure a compensation program for the Company that will reward its top executives with bonuses and stock and option awards upon attainment of specified goals and objectives while striving to maintain salaries at reasonably competitive levels. The Committee reviews the compensation (including salaries, bonuses and stock options) of the Company's officers and performs such other duties as may be delegated to it by the Board. The Committee held four formal meetings during the fiscal year ended December 31, 1999.

         In reviewing the compensation to be paid to the Company's executive officers during the fiscal year ended December 31, 1999, the Committee sought to ensure that executive officers were rewarded for long-term strategic management, for increasing the Company's value for its shareholders, and for achieving internal goals.

         The key components of executive officer compensation are salary, bonuses and stock option awards. Salary is generally based on factors such as an individual officer's level of responsibility, prior years' compensation, comparison to compensation of other officers in the Company, and compensation provided at competitive companies and companies of similar size. Bonuses and stock option awards are intended to reward exceptional performances. Benchmarks for determining base salary and bonus levels include targeted funds from operations levels, strength of the balance sheet and creation of shareholder value. Stock option awards are also intended to increase an officer's interest in the Company's long-term success as measured by the market and book value of its common stock. Stock awards may be granted to officers and directors of the Company and its subsidiaries and to certain employees who have managerial or supervisory responsibilities under the various stock incentive plans.

         CEO COMPENSATION. During the fiscal year ended December 31, 1999, William P. O'Reilly served in the capacity of Chief Executive Officer of the Company from January 1, through April 1999. In April 1999, Don G. Hallacy assumed the Chief Executive Officer position. Under the leadership of both men, the Company continued its growth by merging with Windward Technologies, and aggressively entering the Application Service Provider market.

         As of April 1, 1999, the Company entered into a consulting agreement with Mr. O'Reilly which compensates him at a rate of $250,000 annually. Prior to entering into this Agreement, Mr. O'Reilly was paid $100,000 annually. In March 1999, the Company entered into an employment agreement with Don G. Hallacy, which compensated him at a rate of $250,000 annually. Mr. Hallacy also received options to acquire 500,000 shares of common stock at an exercise price equal to the market price of the stock on his employment date. In April 1999, Mr. Hallacy resigned as President and Chief Executive Officer for personal reasons, and Mr. O'Reilly assumed the offices of President and Chief Executive Officer. Based on pay levels for chief executive officers of publicly traded technology companies, the Committee believes that Mr. Hallacy's total compensation was, and Mr. O'Reilly's total compensation is, commensurate with executives in similar positions. The Compensation Committee does not believe that the provisions of
Section 162(m) of the Internal Revenue Code relating to the deductibility of compensation paid to the Named Executive Officers will limit the deductibility of such compensation expected to be paid by the Company. However, circumstances may arise in the future that might result in the Compensation Committee authorizing compensation that is not entirely deductible.



                                 Respectfully submitted,


                                 William Taylor
                                 James Barnard



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       During fiscal year ended December 31, 1999, neither of the members of the Compensation Committee of the Company's board (i) was an officer or employee of the Company or any of its subsidiaries, (ii) was formerly an officer of the Company or any of its subsidiaries, or (iii) had any relationship requiring disclosure by the Company pursuant to Item 404 of Regulation S-K.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

         Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company's common stock against the cumulative total shareholder return of a peer group of companies and the Nasdaq market index, for the five year period ending on December 31, 1999. This line graph assumes a $100 investment on December 31, 1994, and actual increases of the market value of the Company's common stock relative to an initial investment of $100. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's common stock.

         The peer group selected by the Company represents the published Media General index of Business Software and Service Providers.








                                  [LINE GRAPH]






                                      12/31/94     12/29/95     12/31/96     12/31/97     12/31/98      12/31/99
                                      --------     --------     --------     --------     --------      --------
   Eltrax Systems, Inc.                 100.00       350.00      1025.00       950.00       962.50      1612.50
   Peer group                           100.00       133.01       152.01       169.18       201.92       304.74
   Nasdaq Market Index                  100.00       129.71       161.18       197.16       278.08       490.46


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the common stock of the Company as of March 31, 2000, unless otherwise noted, by (a) each shareholder who is known by the Company to own beneficially more than 5% of the outstanding common stock, (b) each director,
(c) each Named Executive Officer, and (d) all current executive officers and directors of the Company as a group.


 ------------------------------------------ --------------------- ---------------------------------------------------

                   NAME                            NUMBER                 SHARES BENEFICIALLY OWNED (1)(2)
                                                                                       PERCENT
------------------------------------------- --------------------- ---------------------------------------------------
William P. O'Reilly                           1,559,858 (3)                             6.1%
400 Galleria Parkway Ste. 300
Atlanta, Georgia 30339
------------------------------------------- --------------------- ---------------------------------------------------

Edward C. Barrett                               614,290 (4)                             2.4%
400 Galleria Parkway Ste. 300
Atlanta, Georgia  30339
------------------------------------------- --------------------- ---------------------------------------------------

Patrick J. Dirk                                 373,825 (5)                             1.5%
Troy Group, Inc.
2331 South Pullman Street
Santa Ana, California 92705
------------------------------------------- --------------------- ---------------------------------------------------

William G. Taylor                               354,700 (6)                             1.4%
The Springs Company
PO Drawer 460
Lancaster, South Carolina 29721
------------------------------------------- --------------------- ---------------------------------------------------

Stephen E. Raville                              146,250 (7)                               *
Pointe Communication, Inc.
1951 Airport Road Ste. 120
Atlanta, Georgia  30341
------------------------------------------- --------------------- ---------------------------------------------------

James C. Barnard                                101,250 (8)                               *
14308 Spyglass Ridge
Chesterfield, Missouri  63017
------------------------------------------- --------------------- ---------------------------------------------------

Barry A. Logan                                  175,328 (9)                               *
400 Galleria Parkway Ste. 300
Atlanta, Georgia  30339
------------------------------------------- --------------------- ---------------------------------------------------

Johnny H. Butler                                 19,000 (10)                              *
400 Galleria Parkway Ste. 300
Atlanta, Georgia 30339
------------------------------------------- --------------------- ---------------------------------------------------

Denise R. Grey                                   41,251 (11)                              *
400 Galleria Parkway Ste. 300
Atlanta, Georgia  30339
------------------------------------------- --------------------- ---------------------------------------------------

Don G. Hallacy                                  252,500 (12)                            1.0%
400 Galleria Parkway NW Ste. 300
Atlanta, Georgia  30339
------------------------------------------- --------------------- ---------------------------------------------------

All current directors and executive           3,448,252 (13)                           13.2%
officers as a group (10 persons)
(excluding Mr. Hallacy)
------------------------------------------- --------------------- ---------------------------------------------------

*  Less than 1% of the issued and outstanding shares of common stock.

 (1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of March 31, 2000 are treated as outstanding only when determining the amount and percent owned by such person or group.

(2) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares.

(3) Includes options to purchase 246,942 shares of common stock excercisable within 60 days of March 31, 2000.

(4) Includes 100,000 shares owned by Mr. Barrett's wife as to which he may be deemed to share voting and investment power, 22,500 shares owned by Mr. Barrett as trustee for the benefit of his minor children as to which he may be deemed to have sole voting and investment power, and options to purchase 96,667 shares of common stock exercisable within 60 days of March 31, 2000.

(5) Includes 11,400 shares of common stock owned by Troy Systems, Inc., of which Mr. Dirk is the Chairman of the Board, as to which he may be deemed to have sole voting and investment power, and options to purchase 81,750 shares of common stock exercisable within 60 days of March 31, 2000.

(6) Includes 320,000 shares of common stock owned by corporations of which Mr. Taylor is the Chairman of the Investment Committee as to which he may be deemed to have sole voting and investment power, and options to purchase, and 31,250 shares of common stock exercisable within 60 days of March 31, 2000.

(7) Includes 105,000 shares of common stock owned by Peachtree Capital Corporation that is being held in trust for Mr. Raville's family limited partnership as beneficiary, and options to purchase 41,250 shares of common stock exercisable within 60 days of March 31, 2000.

(8) Includes 60,000 shares of common stock owned by a Trust of which Mr. Barnard is the trustee and options to purchase 41,250 shares of common stock exercisable within 60 days of March 31, 2000.

(9) Includes options to purchase 173,916 shares of common stock exercisable within 60 days of March 31, 2000.

(10) Includes options to purchase 12,500 shares of common stock exercisable within 60 days of March 31, 2000.

(11) Represents options to purchase 41,251 shares of common stock exercisable within 60 days of March 31, 2000.

(12) Includes 40,000 shares owned by Mr. Hallacy's wife's trust as to which he may be deemed to share voting and investment power, and options to purchase 160,888 shares of common stock exercisable within 60 days of March 31, 2000.

(13) Includes (i) an aggregate of 536,400 shares of common stock held by controlled corporations, jointly with spouses or by spouses, as to which members of the group may be deemed to have sole or shared voting and investment power, and (ii) options to purchase an aggregate of 801,690 shares of common stock exercisable within 60 days of March 31, 2000 held by members of the group.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           O'REILLY CONSULTING AGREEMENT. Effective April 1999, Montana Corporation, a corporation of which Mr. O'Reilly is the sole shareholder, and Mr. O'Reilly entered into a consulting agreement with the Company. The agreement provides that Mr. O'Reilly will provide certain services to the Company, including participating in senior management and assisting the Company in identifying and pursuing possible acquisitions, joint ventures, marketing arrangements and other growth opportunities. The agreement provides for a consulting fee of $250,000 for each year of the agreement. The agreement is for three years ending March 31, 2002, and renews for successive two-year periods if not terminated earlier by the Company or Mr. O'Reilly. The agreement contains a non-competition clause that expires two years after the termination of the agreement.

      O'REILLY BRIDGE LOAN. On December 30, 1999, the Company, as borrower, entered into a Loan and Security Agreement with Mr. O'Reilly, as lender. The loan was established as a line of credit facility, at an interest rate of 1.5% over the prime rate, and was secured by the general assets of the Company. The loan was subordinate to the Company's primary working capital facility. The maturity date of the loan was the earlier of December 31, 2000 or on demand. On March 17, 2000, in connection with the closing of the Company's new credit facility with PNC Bank, the Company paid off the principal balance and all accrued interest on the loan, an amount totaling $2,638,652.69.

      As a requirement to closing the new facility, PNC Bank required that Mr. O'Reilly execute a limited guaranty of the Company's obligations under the new facility. As a further condition to closing, Mr. O'Reilly entered into a pledge agreement pursuant to which he deposited a $2.8 million certificate of deposit with PNC Bank to secure his obligations under the guaranty. On April 19, 2000, the guaranty was terminated and the collateral was released to Mr. O'Reilly, in accordance with the terms of the new facility.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (3)      THE FOLLOWING EXHIBITS ARE ADDED TO THE EXHIBIT INDEX.

   Exhibit Number                                    Description                                    Method of Filing
   --------------                                    -----------                                    ----------------
        10.35          Loan and Security Agreement dated as of December 30, 1999 by and among       Filed herewith
                       William P. O'Reilly and the Company.                                         electronically.

        10.36          Revolving Credit Note dated as of December 30, 1999 made by the              Filed herewith
                       Company in favor of William P. O'Reilly in the amount of $1,000,000,         electronically


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf on April 27, 2000 by the undersigned, thereunto duly authorized.


                                    ELTRAX SYSTEMS, INC.



                                    By:   /s/ William P. O'Reilly
                                       -----------------------------------------
                                          William P. O'Reilly,
                                          President and Chief Executive Officer

                              ELTRAX SYSTEMS, INC.

                                  EXHIBIT INDEX

                                   FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 1999


   Exhibit Number                                    Description                                    Method of Filing
   --------------                                    -----------                                    ----------------

        10.35          Loan and Security  Agreement dated as of December 30, 1999 by and among       Filed herewith
                       William P. O'Reilly and the Company.                                          electronically.

        10.36          Revolving Credit Note dated as of December 30, 1999 made by the               Filed herewith
                       Company in favor of William P. O'Reilly in the amount of $1,000,000,          electronically
