Form 10-Q
period 2000-03-31
ELTRAX SYSTEMS INC
filed 2000-05-15
CIK 797448

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000

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


               400 Galleria Parkway, Suite 300, Atlanta, GA 30339
                    (Address of principal executive offices)

                                 (678) 589-3585
                          (Issuer's telephone number)

                     --------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No      .
   -----   ------

Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of April 30, 2000: 25,483,459

                              ELTRAX SYSTEMS, INC.
                                   FORM 10-Q

                                     INDEX


Part I.  FINANCIAL INFORMATION

                                                                                           Page No.
                                                                                           --------
   Item 1.

            Condensed Consolidated Balance Sheets as of March 31, 2000 and
              December 31, 1999..........................................................        2

            Condensed Consolidated Statements of Operations for the quarters
              ended March 31, 2000 and 1999..............................................        3

            Condensed Consolidated Statements of Cash Flows for the quarters
              ended March 31, 2000 and 1999..............................................        4

            Notes to Condensed Consolidated Financial Statements.........................        5

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations........................................................        8

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................       12

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings............................................................       13

   Item 2.  Changes in Securities and Use of Proceeds...................................        13

   Item 6.  Exhibits and Reports on Form 8-K.............................................       13

   Signature Page........................................................................       14

   Exhibit Index.........................................................................       15


                                           PART I-ITEM 1: FINANCIAL STATEMENTS

                                                    ELTRAX SYSTEMS, INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (Unaudited)

                                                                                       March 31,            December 31,
                                                                                         2000                  1999
                                                                                      ------------          ------------
ASSETS:
Current assets:
     Cash and cash equivalents                                                        $ 14,203,795          $    613,294
     Accounts receivable, net                                                           28,391,245            31,643,231
     Inventories, principally finished goods                                             8,439,890             5,187,836
     Other current assets                                                                3,937,567             3,799,550
                                                                                      ------------          ------------
                    Total current assets                                                54,972,497            41,243,911

Furniture and equipment, net                                                             7,827,573             6,642,878
Capitalized software, net                                                                9,072,133             8,432,777
Intangibles, net                                                                        16,070,296            16,701,367
                                                                                      ------------          ------------
                    Total assets                                                      $ 87,942,499          $ 73,020,933
                                                                                      ============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Line of credit                                                                   $ 17,220,680          $  9,468,882
     Accounts payable                                                                   13,138,873            13,230,052
     Accrued compensation                                                                3,367,268             2,939,453
     Accrued expenses                                                                    5,471,212             6,775,699
     Unearned revenue and customer deposits                                             12,343,204            13,736,496
     Current portion of long-term debt                                                     474,856               569,587
                                                                                      ------------          ------------
                    Total current liabilities                                           52,016,093            46,720,169

Long-term debt                                                                                   -                54,068
                                                                                      ------------          ------------
                    Total liabilities                                                   52,016,093            46,774,237

Shareholders' equity:
     Common stock, $.01 par value, 50,000,000 shares authorized;
       25,425,123 and 23,808,415 shares issued and outstanding                             254,252               238,086
     Additional paid-in capital                                                         90,673,184            75,678,836
     Accumulated deficit                                                               (54,272,118)          (49,033,804)
     Accumulated other comprehensive loss                                                 (728,912)             (636,422)
                                                                                      ------------          ------------
                    Total shareholders' equity                                          35,926,406            26,246,696
                                                                                      ------------          ------------
                    Total liabilities and shareholders' equity                        $ 87,942,499          $ 73,020,933
                                                                                      ============          ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                    ELTRAX SYSTEMS, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)

                                                                           For the three months ended March 31,
                                                                                2000               1999
                                                                            ------------        ------------
Revenue:
 Technology Services Group                                                  $ 18,068,526        $ 13,644,290
 Hospitality Services Group                                                   12,825,622          16,044,981
                                                                            ------------        ------------
  Total revenue                                                               30,894,148          29,689,271

Cost of revenue:
 Technology Services Group                                                    11,726,604           9,031,996
 Hospitality Services Group                                                    7,454,608           8,881,961
                                                                            ------------        ------------
  Total cost of revenue                                                       19,181,212          17,913,957

Gross profit:
 Technology Services Group                                                     6,341,922           4,612,294
 Hospitality Services Group                                                    5,371,014           7,163,020
                                                                            ------------        ------------
  Gross profit                                                                11,712,936          11,775,314

Operating expenses:
 Direct expenses:
  Technology Services Group                                                    7,222,515           3,812,317
  Hospitality Services Group                                                   5,763,224           5,366,775
                                                                            ------------        ------------
   Total direct expenses                                                      12,985,739           9,179,092

 Research and development:
  Technology Services Group                                                      609,680             264,737
  Hospitality Services Group                                                     259,948             453,259
                                                                            ------------        ------------
   Total research and development                                                869,628             717,996

 Corporate and administrative                                                  2,230,865           1,434,751
 Amortization of intangibles                                                     631,071             585,783
 Reorganization costs                                                                  -           3,600,000
 Transaction costs                                                                     -           2,288,379
                                                                             -----------         -----------
  Total operating expenses                                                    16,717,303          17,806,001
                                                                            ------------        ------------

 Operating loss                                                               (5,004,367)         (6,030,687)

Interest expense, net                                                           (224,381)           (160,046)
                                                                            ------------        ------------

 Loss before income taxes                                                     (5,228,748)         (6,190,733)

Income tax expense (benefit)                                                       9,566             (79,519)
                                                                            ------------        ------------
 Net loss                                                                    $(5,238,314)        $(6,111,214)
                                                                             ===========         ===========

Net loss per common share - basic and diluted                                $     (0.22)        $     (0.26)
                                                                             ===========         ===========

Weighted average shares outstanding - basic and diluted                       24,067,893          23,700,390
                                                                             ===========         ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       ELTRAX SYSTEMS, INC
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                             For the three months ended March 31,
                                                                                 2000                   1999
                                                                             ------------           ------------
Operating Activities:
     Net loss                                                                  $(5,238,314)           $(6,111,214)
     Items which did not use (provide) cash:
          Amortization of capitalized software                                     312,800                342,114
          Amortization of intangibles                                              631,071                585,783
          Depreciation                                                             514,352                390,465
          Other                                                                    (60,009)                10,736
          Changes in current operating items:
               Accounts receivable, net                                          3,251,986              3,671,945
               Inventories                                                      (3,252,054)                19,754
               Other current assets                                               (138,017)               (13,166)
               Accounts payable                                                    (91,179)             1,389,002
               Accrued compensation                                                427,815               (135,648)
               Accrued expenses                                                 (1,304,487)             1,258,680
               Unearned revenue and customer deposits                           (1,393,292)            (1,300,962)
                                                                              ------------           ------------

          Net cash (used for) provided by operating activities:                 (6,339,328)               107,489
                                                                              ------------           ------------

Investing Activities:
     Software development costs capitalized                                       (952,156)              (105,198)
     Purchases of furniture and equipment, net                                  (1,699,047)              (617,537)
                                                                              ------------           ------------

          Net cash used for investing activities:                               (2,651,203)              (722,735)
                                                                              ------------           ------------

Financing Activities:
     Payments on long-term debt                                                   (148,799)              (797,416)
     Borrowings (payments) on credit line, net                                   7,751,798             (3,998,203)
     Proceeds from issuances of common stock                                    15,004,514                 40,627
     Payments issued in lieu of fractional shares                                        -                 (6,901)
                                                                              ------------           ------------
          Net cash provided by (used for) financing activities:                 22,607,513             (4,761,893)
                                                                              ------------           ------------
Effect of exchange rate changes on cash                                            (26,481)                35,308

          Increase (decrease) in cash and cash equivalents                      13,590,501             (5,341,831)
                                                                              ------------           ------------
Cash and Cash Equivalents:
Beginning of period                                                                613,294              7,240,130
                                                                              ------------           ------------
End of period                                                                 $ 14,203,795           $  1,898,299
                                                                              ============           ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ELTRAX SYSTEMS, INC.
              Notes to Condensed Consolidated Financial Statements

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

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position as of March 31, 2000, and the results of operations and cash flows for the periods ended March 31, 2000 and 1999. The condensed consolidated financial statements include the accounts of Eltrax Systems, Inc. and its subsidiaries, including Sulcus Hospitality Technologies Corp. and subsidiaries ("Sulcus"), and Windward Technology Group, Inc. ("Windward"), which merged with the Company in the first quarter of 1999 in transactions accounted for as poolings-of-interests. Significant intercompany transactions have been eliminated. Certain prior year amounts in the consolidated financial statements and notes have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net income (loss) or shareholders' equity.

  The year-end condensed consolidated balance sheet was derived primarily from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.  Other Comprehensive Income

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

                                                                     2000                  1999
                                                               -----------------     -----------------
Net loss                                                          $(5,238,314)           $(6,111,214)
Other comprehensive (loss) income:
    Foreign currency translation                                      (92,490)                35,308
                                                                  -----------            -----------
Comprehensive loss                                                $(5,330,804)           $(6,075,906)
                                                                  ===========            ===========


4.  Segment Information

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

                              ELTRAX SYSTEMS, INC.
              Notes to Condensed Consolidated Financial Statements

4.  Segment Information - (continued)

     Management evaluates the business unit performance based on income before income taxes, intangibles amortization, interest income and expense and corporate expenses. Inter-segment sales and transfers are not significant.

     Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                  Three Months Ended March 31, 2000                      Three Months Ended March 31, 1999
                          -------------------------------------------------      ------------------------------------------------
                             Technology       Hospitality                           Technology        Hospitality
                              Services          Services           Total             Services          Services          Total
                          --------------   ---------------   --------------      ---------------   ---------------  --------------
Revenue                       $18,069           $12,825          $30,894              $13,644           $16,045         $29,689
Segment (loss) profit          (1,490)             (652)          (2,142)                 535             1,343           1,878
Total assets                   31,199            40,517           71,716               16,416            43,666          60,082
Capital Expenditures              634               830            1,464                  194               422             616
Depreciation and software
 amortization                     226               581              807                   79               561             640



     The following table reconciles the total segment profit to the pretax loss (in thousands):

                                                                           Three Months Ended
                                                                                 March 31,
                                                                       -----------------------------
                                                                         2000                 1999
                                                                       --------             --------
Segments, above                                                         $(2,142)             $ 1,878
Corporate and administrative expenses                                    (2,231)              (1,435)
Amortization (excluding acquired software)                                 (631)                (586)
Transaction and reorganization costs                                          -               (5,888)
Interest income (expense), net                                             (225)                (160)
                                                                        -------              -------
Pretax loss                                                             $(5,229)             $(6,191)
                                                                        =======              =======

     The Company conducts operations world wide through separate geographic area organizations that represent major markets. The geographic distribution of the Company's revenues, segment income and total identifiable assets are as follows (in thousands):


                               Three Months Ended March 31, 2000                      Three Months Ended March 31, 1999
                 -------------------------------------------------------   ------------------------------------------------------
                                       Segment Income                                            Segment Income
                     Revenues              (Loss)              Assets          Revenues              (Loss)              Assets
                 ---------------   -------------------    --------------   ---------------   -------------------    --------------
Domestic             $27,045               $(1,203)          $61,999           $23,839                $1,986           $48,907
Canada                 1,407                  (382)            3,457             1,415                   (59)            2,822
Pacific Rim            1,237                  (392)            3,026             2,015                  (342)            4,365
Western Europe         1,205                  (165)            3,234             2,420                   293             3,988
                     -------               -------           -------           -------                ------           -------
Total                $30,894               $(2,142)          $71,716           $29,689                $1,878           $60,082
                     =======               =======           =======           =======                ======           =======



     Sales between geographic areas and export sales are not material. Identified assets by geographic area exclude intercompany loans, advances and investments in affiliates. Intercompany trade receivables have been eliminated.

                              ELTRAX SYSTEMS, INC.
              Notes to Condensed Consolidated Financial Statements

4.  Segment Information - (continued)

     The following table reconciles services and products revenue and cost of revenue to the condensed consolidated statements of operations:

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                            ------------------------------------
                                                                                 2000                  1999
                                                                            --------------        --------------
Revenue:
     Technology Services Group:
          Services                                                            $ 7,408,400            $ 4,984,342
          Products                                                             10,660,126              8,659,948
                                                                              -----------            -----------
               Total Technology Services Group revenue                         18,068,526             13,644,290
     Hospitality Services Group:
          Services                                                              5,795,176              6,536,728
          Products                                                              7,030,446              9,508,253
                                                                              -----------            -----------
               Total Hospitality Services Group revenue                        12,825,622             16,044,981
                                                                              -----------            -----------
               Total revenue                                                  $30,894,148            $29,689,271
                                                                              ===========            ===========
Cost of revenue:
     Technology Services Group:
          Services                                                            $ 2,458,945            $ 2,074,145
          Products                                                              9,267,659              6,957,851
                                                                              -----------            -----------
               Total Technology Services Group cost of revenue                 11,726,604              9,031,996
     Hospitality Services Group:
          Services                                                              3,874,844              3,602,053
          Products                                                              3,579,764              5,279,908
                                                                              -----------            -----------
               Total Hospitality Services Group cost of revenue                 7,454,608              8,881,961
                                                                              -----------            -----------
               Total cost of revenue                                          $19,181,212            $17,913,957
                                                                              ===========            ===========

5.    Litigation

       The Company is involved in claims and proceedings, which are routine and which in the aggregate are not deemed material to the Company's business or financial affairs.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

  Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements that are not statements of historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "intend," "will" and similar expressions are examples of words that identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding our future financial position, business strategy and expected cost savings. These forward-looking statements are based on our current beliefs, as well as assumptions we have made based upon information currently available to us.

  Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:

-  general national and worldwide economic conditions;

-  our ability to implement our business plan and manage our growth;

- the acceptance and increased use of the internet and internet-based business solutions;

-  rapid technological and regulatory changes in the industry we serve;

-  our uncertain revenue growth;

- the ability to identify appropriate businesses to acquire and efficiently integrate those acquired businesses;

- foreign currency fluctuations and other uncertainties relating to our business in foreign countries;

-  competition; and

- other factors disclosed in our Form 10-K for the year ended December 31, 1999 and in our other filings with the Securities and Exchange Commission.

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

General
-------

     The Company operates through two separate business units: the Technology Services Group ("TSG") and the Hospitality Services Group ("HSG"). The Company reports financial results on a consolidated basis and by business unit. In 1999, the Company acquired two businesses, and recorded non-recurring merger-related transaction and reorganization costs totaling $5.9 million. The Company believes such events significantly affect the comparability of the Company's results of operations from year to year. You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and related notes thereto.

Consolidated Results of Operations
----------------------------------

Three Months Ended March 31, 2000, compared to Three Months Ended March 31, 1999

For the three months ended March 31, 2000, the Company's net loss totaled $5.2 million or $.22 per share, compared with a net loss of $6.1 million or $.26 per share for the same period of 1999. Excluding non-recurring reorganization and transaction costs totaling approximately $5.9 million, the net loss for the three months ended March 31, 1999 totaled approximately $223,000.

Total revenue was $30.9 million in the three months ended March 31, 2000, an increase of 4.1% from the same period of 1999. Revenue increased due to growth in TSG revenue of 32.4% as a result of expanded service offerings. The growth in TSG revenue was offset by a decline in HSG revenue of 20.1% from the same period of 1999. The decline in HSG revenue was primarily due to a decrease in sales of the Company's lodging solutions due to a change in customer purchasing patterns as a result of the Y2K transition and a decline in international sales due to the strong U.S. dollar. See "Hospitality Services Group." Gross profit decreased by $62,000 in the three months ended March 31, 2000, and was 37.9% of revenue, compared with 39.7% in the same period of 1999. The decreased gross profit percentage in the quarter ended March 31, 2000, when compared to March 31, 1999, resulted from a decrease in the gross profit percentage of HSG. While the gross profit percentage of TSG increased as a result of TSG's expanded service offerings, the gross profit percentage of HSG decreased as a result of the decline in system revenue.

Total operating expenses for the three months ended March 31, 2000, were $16.7 million, an increase of $4.8 million from the same period of 1999 excluding reorganization and transaction costs. An increase in TSG operating expenses of approximately $3.8 million resulted primarily from investment in the Company's Application Services Provider ("ASP") initiatives and continued investment in personnel and related costs to fuel growth in the TSG. An increase in the HSG operating expenses of approximately $203,000 resulted primarily from increased costs in the Company's restaurant division. Corporate and administrative expenses increased approximately $796,000 due to increased marketing and administrative costs to support the Company's growth. As a percent of revenue, total operating expenses were 54.1% during the three months ended March 31, 2000, up from 40.1% in the same period of 1999.

Business Unit Performance



                                                                    Technology             Hospitality
Dollars in thousands                                                 Services                Services              Consolidated
                                                               -------------------     -------------------     -------------------
For the Three Months Ended March 31,                            2000        1999        2000        1999        2000        1999
                                                               -------     -------     -------     -------     -------     -------
Revenue                                                        $18,069     $13,644     $12,825     $16,045     $30,894     $29,689

Gross profit                                                     6,342       4,613       5,371       7,163      11,713      11,776
Operating expenses                                               7,832       4,078       6,023       5,820      13,855       9,898
                                                               -------     -------     -------     -------     -------     -------
Earnings before interest, taxes, and
 amortization (1)                                               (1,490)        535        (652)      1,343      (2,142)      1,878

Unallocated items
Corporate and administrative
 expenses                                                                                                        2,231       1,435

Amortization expense (1)                                                                                           631         586
Reorganization costs                                                                                                         5,888
                                                                                                               -------     -------
Operating loss                                                                                                  (5,004)     (6,031)

Interest expense (income), net                                                                                     225         160
                                                                                                               -------     -------
Pre tax loss                                                                                                    (5,229)     (6,191)
                                                                                                               -------     -------
Gross margin                                                      35.1%       33.8%       41.9%       44.6%       37.9%       39.7%

(1) Excluding amortization of  software which is charged to gross profit

Technology Services Group

                                                     Three Months Ended  March 31,
                                                   -------------------------------
Dollars in thousands                                   2000              1999              Change
--------------------                               ------------      -------------      ------------
Revenue                                                 $18,069            $13,644              32.4%
Cost of revenue                                          11,727              9,031              29.9
                                                   ------------      -------------
Gross profit                                              6,342              4,613              37.5
Gross profit margin                                        35.1%              33.8%
Operating expenses                                        7,832              4,078              92.1
                                                   ------------      -------------
EBITA                                                    (1,490)               535            (378.5)
                                                   ------------      -------------


     Operating results from TSG during the three months ended March 31, 2000, reflect the impact of actions taken during the prior year to reposition operations into areas with higher growth and higher margin potential. Revenues increased approximately $4.4 million in the three months ended March 31, 2000 over the same period in 1999, primarily due to increased growth in and focus on the Company's IT consulting services, network management and customer care services. Gross profit in the three months ended March 31, 2000, increased 37.5% compared to the same period in 1999. The gross profit percentage increased to 35.1% in the three months ended March 31, 2000, reflecting a change in the mix of sales from lower margin products and services to higher margin services. An increase in the TSG operating expenses of approximately $3.8 million resulted primarily from investment in the Company's ASP initiatives and continued investment in personnel and related costs to fuel growth in the TSG.


Hospitality Services Group

                                                                     Three Months Ended  March 31,
                                                                   ----------------------------------
Dollars in thousands                                                   2000              1999                Change
--------------------                                               --------------      --------------     ------------
Revenue                                                                   $12,825             $16,045        (20.1)%
Cost of revenue                                                             7,454               8,882        (16.1)
                                                                   --------------      --------------
Gross profit                                                                5,371               7,163        (25.0)
Gross profit margin                                                          41.9%               44.6%
Operating expenses                                                          6,023               5,820          3.5
                                                                   --------------      --------------
EBITA, after amortization of acquired software                               (652)              1,343       (148.5)
                                                                   --------------      --------------


     For the three months ended March 31, 2000, the HSG revenue and gross profit decreased $3.2 million and $1.8 million, respectively, over the same period in 1999. The decrease was the result of a reduction in sales for the Lodging and International divisions of approximately $1.5 million and $1.7 million, respectively, and a reduction in gross profit in the Lodging, Restaurant and International divisions of approximately $571,000, $463,000 and $661,000, respectively. The decreases in sales for the first quarter of 2000 were primarily due to a change in the customer purchasing patterns resulting from the Y2K transition and a decline in international sales due to the strong U.S. dollar. Operating expenses increased during the three months ended March 31, 2000, when compared to the same period in 1999, primarily due to increased costs in the domestic Lodging and Restaurant divisions. Research and development expenses were lower by $193,000 during the three months ended March 31, 2000, when compared to the same period in 1999, due to emphasis on new product development, which is being capitalized, versus maintenance efforts on older versions of software.

  While HSG system sales have begun to increase during the second quarter over those experienced during the first quarter, the Company expects HSG system sales and revenue during the second quarter to be lower than originally forecast. Unless increased revenue from the TSG offsets the expected lower HSG revenue during the second quarter, consolidated revenue will be lower for the second quarter than the Company originally forecast. As part of the Company's strategy to accelerate its penetration into the ASP market, Eltrax engaged Donaldson, Lufkin & Jenrette in the fourth quarter of 1999 to assist in the divestiture of the HSG. These efforts are continuing.

                        Liquidity and Capital Resources


  Liquidity is the measurement of the Company's ability to have adequate cash or access to cash at all times in order to meet financial obligations when due as well as to fund corporate expansion and other activities. Historically, the Company has met its liquidity requirements through a combination of working capital provided by operating activities, debt from third party lenders and issuances of equity securities. The Company's cash and cash equivalents totaled $14.2 million at March 31, 2000, and $613,000 at March 31, 1999.

     Cash used for operations in the three months ended March 31, 2000, totaled approximately $6.3 million. The Company's use of cash for operations during 2000 resulted primarily from a net loss of $5.2 million and cash used for operating items of approximately $2.5 million, offset by non-cash charges for depreciation and amortization of $1.4 million. Cash provided by operations for the same period in 1999 totaled approximately $107,000.

     The Company used cash for investing activities in the three months ended March 31, 2000, of approximately $2.7 million, compared to $723,000 for the same period in 1999. Of such amounts, the Company spent $952,000 and $105,000 on capitalized software costs in 2000 and 1999, respectively, and $1.7 million and $618,000 on capital expenditures in 2000, and 1999, respectively

     Cash provided by financing activities totaled approximately $22.6 million in the three months ended March 31, 2000, compared to cash used for financing activities of approximately $4.8 million for the same period in 1999. During the quarter ended March 31, 2000 the Company raised approximately $13.0 million from the sale of common stock to investors in a private placement and $2.0 million from the exercise of stock options.

     On March 14, 2000, the Company obtained a $20.0 million asset based revolving credit facility with PNC Bank. The facility is secured by substantially all of the assets of the Company. The availability under the facility at the closing was approximately $14.6 million. At March 31, 2000, the Company had approximately $17.2 million outstanding under the PNC facility. In addition, in the first quarter of fiscal year 2000, William P. O'Reilly, chairman of the Board, made a bridge loan to the Company in the amount of $2.6 million, the proceeds of which were used for the Company's short term working capital needs. The Company used $7.5 million of the proceeds of the PNC facility to repay the old facility in full, $2.6 million to repay the bridge loan to Mr. O'Reilly and approximately $900,000 to repay other third party debt. Additional borrowings on the Company's PNC credit line during the three months ended March 31, 2000, totaled approximately $7.8 million. During 1999, reductions of the credit line and payments of long term debt totaled approximately $4.8 million.

  For the quarter ended March 31, 2000, the Company was not in compliance with the net cash flow covenant in the PNC facility. The Company did not achieve the net cash flow required by the covenant because of accelerated investment in the operations and infrastructure of the TSG and lower than expected revenues from the HSG, primarily due to a change in customer purchasing patterns resulting from the Y2K transition and a decline in international sales due to the strong U.S. dollar. See "Results of Operations - Hospitality Services Group." The Company's accelerated investment in the TSG resulted from the closing of the private placement in which the Company raised approximately $13.0 million. PNC, the Company's lender, has waived the non-compliance and PNC and the Company have amended the facility to increase the requirement that the Company maintain undrawn availability under the facility from $1.0 million at all times to $3.0 million during the first and third month of each fiscal quarter and $2.0 million during the second month of each fiscal quarter. The Company is currently negotiating and expects to obtain a modification to the net cash flow covenant to contemplate the accelerated investments in the TSG and the lower than expected revenue of the HSG for the first and second quarters of 2000.

  For the remainder of 2000, the Company expects that its primary sources of cash will be from operations, borrowings under the PNC facility, and other sources, including issuances of equity securities and possible sales of assets. The Company believes it will have sufficient liquidity from these sources to meet its current financial obligations through 2000. However, the facility contains certain financial covenants and limitations on the Company's ability to access funds under the facility. If the Company is in violation of the facility, or does not have sufficient eligible accounts receivable to support the level of borrowings it needs, the Company will be unable to draw on the facility. To the extent the Company does not have borrowing availability under the facility, the Company will be required to obtain additional sources of capital, sell assets, obtain an amendment to the facility or otherwise restructure its outstanding indebtedness. If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the facility or otherwise restructure its outstanding indebtedness, the Company may not be able to meet its obligations. In addition, in order to execute the Company's business strategy, which calls for rapid growth, particularly in the TSG and ASP business, the Company will require additional financial resources. Such additional financing may not be available to the Company on favorable terms or at all. If adequate funds are not available on acceptable terms, the Company will not be able to execute its business strategy.

ITEM 2:  Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risks

     The Company's debt at March 31, 2000, primarily carries interest rates which vary with the prime rate. Accordingly, any increases in the banks' prime rate will reduce the Company's earnings. A 1% increase in the prime rate on the Company's $17.2 million of bank debt at March 31, 2000 would result in an annual expense increase of approximately $172,000.

Foreign Currency Risks

     At March 31, 2000 the Company had foreign currency denominated assets and liabilities of approximately $9.7 million and $3.2 million, respectively.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------

     The Company is involved in claims and proceedings, which are routine and which in the aggregate are not deemed material to the Company's business or financial affairs.

     During the quarter ended March 31, 2000, the Company settled a lawsuit brought against Sulcus Hospitality Technologies Corp., one of the Company's wholly-owned subsidiaries. The lawsuit was commenced during the quarter by the former shareholders of Senercomm, Inc. which Sulcus purchased in December 1997, to accelerate and demand payment of a past due promissory note. The Company paid the past due and accelerated amounts, aggregating approximately $900,000, and the lawsuit was dismissed.

Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------

     During the quarter ended March 31, 2000 the Company issued 1,194,532 shares of common stock to 27 accredited investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended ("the Act"), pursuant to Section 4 (2) of the Act and Rule 506 of Regulation D promulgated under the Act. The shares were sold at $11.75 per share for cash. Morgan Keegan & Company, Inc. acted as placement agent and received a commission for such services of $722,000.


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

                                   Eltrax Systems, Inc.


Date: May 15, 2000               /s/ William A. Fielder, III
                                 ---------------------------------------------
                                   Chief Financial Officer
                                   (authorized signatory and
                                   principal financial and accounting officer)

                              ELTRAX SYSTEMS, INC.
                                 EXHIBIT INDEX
                                   FORM 10-Q

Exhibit
Number                                          Exhibits                                 Method of Filing
-------                                         --------                                 ----------------


27.1                       Financial Data Schedule                                 Filed herewith electronically