Form 10-Q
period 2000-06-30
ELTRAX SYSTEMS INC
filed 2000-08-14
CIK 797448

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 2000

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

Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of August 9, 2000: 25,841,484.

                              ELTRAX SYSTEMS, INC.
                                   FORM 10-Q

                                     INDEX


Part I.  FINANCIAL INFORMATION


                                                                        Page No.
                                                                        --------

   Item 1.

        Condensed Consolidated Balance Sheets as of June 30, 2000 and
          December 31, 1999.................................................  2

        Condensed Consolidated Statements of Operations for the three months and for the six months ended June 30, 2000 and 1999...............  3

        Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999......................................  4

        Notes to the Condensed Consolidated Financial Statements............  5

   Item 2.  Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................... 10

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk...... 18

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings............................................... 19

   Item 2.  Changes in Securities and Use of Proceeds....................... 19

   Item 6.  Exhibits and Reports on Form 8-K................................ 19

   Signature Page........................................................... 20

   Exhibit Index............................................................ 21

                      PART I-ITEM 1: FINANCIAL STATEMENTS


                             ELTRAX SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                     June 30,   December 31,
                                                                      2000          1999
                                                                 ------------   ------------
ASSETS:
Current assets:
  Accounts receivable, net                                       $ 20,869,063   $ 18,053,692
  Inventories, principally finished goods                             622,014        933,497
  Other current assets                                              1,650,494        952,291
  Assets held for sale                                             12,344,796     22,954,595
                                                                 ------------   ------------

    Total current assets                                           35,486,367     42,894,075



Furniture and equipment, net                                        9,586,070      3,991,653
Intangibles, net                                                    8,467,290      9,168,385
                                                                 ------------   ------------

     Total assets                                                $ 53,539,727   $ 56,054,113
                                                                 ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Line of credit                                                 $ 13,091,104   $  9,468,882
  Advance from Cereus Technology Partners, Inc.                     4,000,000              -
  Accounts payable                                                 16,482,291      9,360,813
  Accrued compensation                                              2,362,116      1,880,876
  Accrued expenses                                                  2,739,607      3,733,730
  Unearned revenue and customer deposits                            1,851,749      4,283,039
  Current portion of long-term debt                                   182,261        389,587
                                                                 ------------   ------------

    Total current liabilities                                      40,709,128     29,116,927

Long-term debt                                                              -         54,068
                                                                 ------------   ------------

    Total liabilities                                              40,709,128     29,170,995

Shareholders' equity:
  Common stock, $.01 par value, 50,000,000 shares authorized;
    25,802,378 and 23,808,415 shares issued and outstanding           258,023        238,086
  Additional paid-in capital                                       93,180,109     75,678,836
  Accumulated deficit                                             (80,607,533)   (49,033,804)
                                                                 ------------   ------------

    Total shareholders' equity                                     12,830,599     26,883,118
                                                                 ------------   ------------

     Total liabilities and shareholders' equity                  $ 53,539,727   $ 56,054,113
                                                                 ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ELTRAX SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      For the three months ended    For the six months ended
                                                                June 30,                     June 30,
                                                           2000         1999            2000           1999
                                                      ------------   -----------   ------------    -----------
Revenue                                               $ 17,729,115   $15,059,114   $ 35,797,641    $28,703,404

Cost of revenue                                         13,321,293     9,975,606     25,047,897     19,007,602
                                                      ------------   -----------   ------------    -----------
  Gross profit                                           4,407,822     5,083,508     10,749,744      9,695,802

Operating expenses:

 Direct expenses                                        12,044,633     3,848,181     19,267,148      7,660,498
 Research and development                                   87,336       385,715        697,016        650,452
 Corporate and administrative                            3,277,101     1,428,217      5,379,950      2,862,968
 Amortization of intangibles                               351,238       305,950        702,180        611,604
 Reorganization costs                                    1,500,000       425,000      1,500,000      4,025,000
 Transaction costs                                               -             -              -      2,288,379
                                                      ------------   -----------   ------------    -----------
   Total operating expenses                             17,260,308     6,393,063     27,546,294     18,098,901
                                                      ------------   -----------   ------------    -----------

 Operating loss from continuing operations             (12,852,486)   (1,309,555)   (16,796,550)    (8,403,099)

Interest expense, net                                     (194,239)      (69,568)      (287,940)      (140,003)
Loss on disposal of assets                                 (41,628)            -        (41,628)             -
                                                      ------------   -----------   ------------    -----------
 Loss from continuing operations
   before income taxes                                 (13,088,353)   (1,379,123)   (17,126,118)    (8,543,102)

Income tax benefit                                               -             -              -        184,644
                                                      ------------   -----------   ------------    -----------

 Loss from continuing operations                       (13,088,353)   (1,379,123)   (17,126,118)    (8,358,458)
                                                      ------------   -----------   ------------    -----------

Discontinued operations:

 (Loss) income from discontinued
   operations, net of income taxes                      (2,747,062)    1,622,987     (3,947,611)     2,491,109

 Estimated loss on disposal of discontinued
    operations, net of income taxes                    (10,500,000)            -    (10,500,000)             -
                                                      ------------   -----------   ------------    -----------
Total discontinued operations, net of income taxes     (13,247,062)    1,622,987    (14,447,611)     2,491,109
                                                      ------------   -----------   ------------    -----------

 Net (loss) income                                    $(26,335,415)  $   243,864   $(31,573,729)   $(5,867,349)
                                                      ============   ===========   ============    ===========
Net loss per common share
     - basic and diluted:

 Loss from continuing operations                      $      (0.51)  $     (0.06)  $      (0.69)   $     (0.35)

 (Loss) income  from discontinued operations                 (0.11)         0.07          (0.16)          0.10

 Loss on disposal of discontinued operations                 (0.41)            -          (0.42)             -
                                                      ------------   -----------   ------------    -----------
 Net loss per common share
     - basic and diluted                              $      (1.03)  $      0.01   $      (1.27)   $     (0.25)
                                                      ============   ===========   ============    ===========
Weighted average shares outstanding
     - basic and diluted                                25,511,858    23,720,311     24,789,876     23,710,406
                                                      ============   ===========   ============    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ELTRAX SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            For the six months ended June 30,
                                                                                   2000            1999
                                                                              -------------    ------------
Operating Activities:
  Continuing operations:
    Net loss from continuing operations                                       $(17,126,118)    $(8,358,458)
    Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
        Reorganization costs                                                      1,500,000               -
        Amortization of intangibles                                                 702,180         611,604
        Depreciation                                                                747,361         444,427
        Other                                                                        53,630          16,736
        Changes in current operating items:
         Accounts receivable, net                                                (2,887,737)     (1,436,158)
         Inventories                                                                311,483         862,760
         Other current assets                                                      (698,203)       (363,731)
         Accounts payable                                                         7,121,478       1,133,380
         Accrued compensation                                                       481,240         248,027
         Accrued expenses                                                        (1,694,123)        497,270
         Unearned revenue and customer deposits                                  (2,431,290)       (234,970)
                                                                              -------------    ------------
        Net cash used in continuing operating activities                        (13,920,099)     (6,579,113)
                                                                              -------------    ------------
  Discontinued operations:
    (Loss) income from discontinued operations                                  (14,447,611)      2,491,109
    Estimated loss on disposal of discontinued operations                        10,500,000               -
    Adjustment to reconcile (loss) income from discontinued operations
      to net cash (used in) provided by discontinued operating activities         2,061,693       1,483,155
                                                                              -------------    ------------
        Net cash (used in) provided by discontinued operating activities         (1,885,918)      3,974,264
                                                                              -------------    ------------
        Net cash used in operating activities                                   (15,806,017)     (2,604,849)
                                                                              -------------    ------------
Investing Activities:

  Continuing operations:
    Net cash used in investing activities for continuing operations -
      Purchases of furniture and equipment, net                                  (6,285,624)       (378,056)
                                                                              -------------    ------------
  Discontinued operations:
    Software development costs capitalized                                       (1,737,871)       (484,110)
    Purchases of furniture and equipment, net                                      (195,524)       (734,044)
                                                                               -------------    ------------
      Net cash used in investing activities for discontinued operations          (1,933,395)     (1,218,154)
                                                                              -------------    ------------
      Net cash used in investing activities                                      (8,219,019)     (1,596,210)
                                                                              -------------    ------------

Financing Activities:

  Continuing operations:
    Payments on long-term debt                                                     (261,394)     (1,245,850)
    Borrowings (payments) on credit line, net                                     3,622,222        (440,218)
    Advance from Cereus Technology Partners, Inc.                                 4,000,000               -
    Proceeds from issuances of common stock                                      16,709,208          76,927
    Payments issued in lieu of fractional shares                                          -          (6,901)
                                                                              -------------    ------------
      Net cash provided by (used in) financing activities
        for continuing operations                                                24,070,036      (1,616,042)
                                                                              -------------    ------------
  Discontinued operations:
    Net cash used in financing activities for discontinued operations -
      Payments on long-term debt                                                    (45,000)       (124,498)
                                                                              -------------    ------------
      Net cash provided by (used in) financing activities                        24,025,036      (1,740,540)
                                                                              -------------    ------------
      Decrease in cash and cash equivalents                                               -      (5,941,599)
                                                                              -------------    ------------
Cash and Cash Equivalents:
Beginning of period                                                                       -       6,082,438
                                                                              -------------    ------------

End of period                                                                 $           -    $    140,839
                                                                              =============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ELTRAX SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
1.   BASIS OF PRESENTATION

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position as of June 30, 2000, and the results of operations and cash flows for the periods ended June 30, 2000 and 1999. The condensed consolidated financial statements include the accounts of Eltrax Systems, Inc. and its subsidiaries, including Sulcus Hospitality Technologies Corp. and subsidiaries ("Sulcus"), and Windward Technology Group, Inc. ("Windward"), which merged with the Company in the first quarter of 1999 in transactions accounted for as poolings-of-interests. Significant intercompany transactions have been eliminated. Certain prior year amounts in the consolidated financial statements and notes have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net income (loss) or shareholders' equity.

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

2.   DISCONTINUED OPERATIONS

     On July 19, 2000, the Company's board of directors formally determined to dispose of its Hospitality Services Group ("HSG"). The Company expects to sell HSG during fiscal year 2000. HSG is reported as a discontinued operation, and the condensed consolidated financial statements have been reclassified to segregate the net assets and operating results of the business segment.

     The estimated loss recorded during the six months ended June 30, 2000 on the sale of HSG was $10.5 million, which included a reduction in asset values of approximately $2.8 million and a provision for anticipated closing costs and operating losses until disposal of approximately $7.7 million.

                              ELTRAX SYSTEMS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 June 30, 2000

2.   DISCONTINUED OPERATIONS, Continued

     The loss on the sale of HSG of $10.5 million was based on estimates of the proceeds expected to be realized on the sale. The amounts the Company may ultimately realize could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operations. Summary operating results of the discontinued operations (in thousands) are as follows:


                             For the three months ended    For the six months ended
                                     June 30,                       June 30,
                               2000               1999       2000            1999
                             -------            -------    -------         -------
Revenue                      $11,481            $17,171    $24,306         $33,216
Gross profit                   4,794              8,571     10,165          15,734
Operating (loss) income       (2,296)             1,759     (3,357)          2,822
Interest expense                (204)               (73)      (334)           (163)
Loss on disposal of assets       (88)                 -        (88)              -
Income tax expense              (159)               (63)      (169)           (168)
                             -------            -------    -------         -------
(Loss) income from
  discontinued operations    $(2,747)           $ 1,623    $(3,948)        $ 2,491
                             =======            =======    =======         =======

     Net assets held for sale (in thousands) are as follows:

                                              June 30,           December 31,
                                               2000                 1999
                                             --------            ------------
Current assets                               $ 15,374             $ 21,304
Furniture and equipment, net                    2,288                2,714
Capitalized software, net                       9,709                8,370
Intangibles, net                                4,172                7,533
Current liabilities                           (11,816)             (17,602)
Reserve for operating losses                   (8,200)                   -
Accumulated other comprehensive loss              818                  636
                                             --------             --------
  Net assets held for sale                   $ 12,345             $ 22,955
                                             ========             ========

                              ELTRAX SYSTEMS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 June 30, 2000

2.   DISCONTINUED OPERATIONS, Continued

     The Company has signed a letter of intent to sell its domestic lodging systems business and its international operations. The lodging business and international operations are components of HSG. The transaction will be structured as a sale of assets and assumption of liabilities. The completion of the transaction is subject to definitive agreements, the completion of normal due diligence reviews, and other standard requirements, all of which are in process.

3.   MERGER WITH CEREUS TECHNOLOGY PARTNERS, INC.

     On June 12, 2000, the Company agreed to merge its operations with Cereus Technology Partners, Inc. ("Cereus"). The merger will be structured as a tax-free reorganization and accounted for as a purchase. In accordance with the terms of the merger agreement, Cereus has provided to the Company a bridge facility of up to $5.0 million. Cereus has agreed to provide an additional $5.0 million under the bridge facility, subject to PNC Bank National Association ("PNC Bank"), the Company's senior lender, agreeing to certain modifications to the Company's senior credit facility. At June 30, 2000 Cereus had advanced $4.0 million under the bridge facility.

     In the merger, each Cereus share will be converted into 1.75 shares of the Company's stock, but the exchange rate may be adjusted downward to 1.667 shares of the Company's common stock for each share of Cereus common stock if Cereus does not, before September 1, 2000, provide the Company with the additional $5.0 million in borrowing availability under the bridge facility noted above. If the exchange rate is adjusted to 1.667 of the Company's common stock for each share of Cereus common stock, then the exchange ratio may be further adjusted downward if the Company sells, in one or more transactions, all or any part of HSG for $8.0 million or more in cash in the aggregate on or before the effective time of the merger.

4.   LOAN FACILITY WITH PNC BANK, NATIONAL ASSOCIATION

     For the quarter ended March 31, 2000, the Company was not in compliance with the cumulative net cash flow covenant in its loan facility with PNC Bank. On May 15, 2000 PNC Bank waived the non-compliance. In connection with the waiver and the amendment described below, the Company paid PNC Bank a fee of $250,000.

                              ELTRAX SYSTEMS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 June 30, 2000

4.   LOAN FACILITY WITH PNC BANK, NATIONAL ASSOCIATION, Continued

     The Company was not in compliance with the net cash flow covenant for the quarter ended June 30, 2000. In addition, the Company was not in compliance with a covenant regarding year 2000 capital expenditures and a covenant regarding maximum rental payments under lease arrangements. On July 27, 2000, PNC Bank waived the non-compliance with each of these covenants. Also on July 27, 2000, PNC Bank modified the covenants regarding capital expenditures and rental payments for the balance of fiscal year 2000. In connection with the waiver and covenant modifications, the Company agreed to either (i) issue PNC Bank warrants to purchase 12,532 shares of the Company's stock with certain registration rights, or (ii) pay PNC a waiver and consent fee of $50,000. The Company expects to obtain a modification to the net cash flow covenant that contemplates the planned disposition of HSG, the funding of an additional $5.0 million under the existing bridge facility between the Company and Cereus and the revised operating plans for the TSG.

     On May 15, 2000, PNC Bank and the Company amended the facility to increase the requirement that the Company maintain undrawn availability under the facility from at least $1.0 million at all times to at least $3.0 million during the first and third month of each fiscal quarter and at least $2.0 million during the second month of each fiscal quarter. In connection with the closing of the bridge facility with Cereus, PNC Bank and the Company amended the PNC Bank facility to modify the undrawn availability covenant to reduce the requirement that the Company maintain undrawn availability under the facility to at least $1.0 million at all times before October 1, 2000. After that time, the covenant reverts to the staged requirements discussed above. As a condition to Cereus's obligation to amend the bridge facility to provide the Company with an additional $5.0 million in borrowing availability under the bridge facility, PNC Bank has been requested to maintain the undrawn availability covenant at $1.0 million.

5.   PRIVATE PLACEMENT

     On March 29, 2000, the Company sold 1,194,532 shares of its common stock to 27 accredited investors in a private placement for net proceeds of approximately $13.0 million.

     On June 29, 2000, the Company sold 180,000 shares of its common stock in a private placement to an investor for net proceeds of $990,000.

                              ELTRAX SYSTEMS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 June 30, 2000


6.   OTHER RECENT EVENTS

     On June 29, 2000, the Company announced that as part of its effort to improve operational efficiencies and financial performance, it had reorganized operations and eliminated approximately 100 positions held by employees, as well as most positions held by contract professionals. As a result of these actions, the Company recorded restructuring costs of approximately $1.5 million during the three months ended June 30, 2000.
     The Company expects the reduction in force, along with other cost reduction initiatives implemented in the second quarter, will result in approximately $12.0 million in annualized cash savings.

7.   SUBSEQUENT EVENT

     On July 27, 2000, the Company entered into an agreement with an investor to issue $7.0 million of convertible senior subordinated notes. The notes are due July 27, 2001, and carry warrants to purchase 364,584 shares of common stock at an exercise price of $5.03 per share. The notes are convertible into the Company's common stock at a price of $4.80 per share. The conversion price is subject to adjustment upon occurrence of certain events. The notes also have certain put and call features. Concurrent with the execution of the agreement, $4.0 million dollars was funded by the investor. An additional $1.0 million will be funded immediately upon Eltrax's execution of a definitive agreement to sell all or part of its HSG for proceeds of at least $8.0 million. The remaining $2.0 million will be funded upon the closing of the merger with Cereus. The Company will file a registration statement with the Securities and Exchange Commission within 30 days to register for resale the shares of common stock into which the notes and warrants are convertible.

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

  Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:

- our ability to successfully penetrate the network, application and ASP markets;

-  Eltrax's ability to dispose of its hospitality services group;

-  trends for the continued growth of the business of Eltrax and Cereus;

- our ability to successfully access the capital markets to fund the growth of our business;

-  our ability to enhance revenue and earnings growth;

- our ability to continue to successfully market existing products and services, which may be adversely impacted by competition;

- our ability to integrate the two businesses and other prior and subsequent mergers and acquisitions;

-  our ability to successfully develop and market new products and services;

-  our ability to expand our market for existing products and services;

- the effects of our accounting policies and general changes in generally accepted accounting practices;

-  our ability to fund continuing operating losses and capital requirements;

-  general economic and business conditions; and

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


General
-------

Eltrax Systems, Inc. ("Eltrax" or the "Company") operates through two separate business units: the Technology Services Group ("TSG") and the Hospitality Services Group ("HSG"). On July 19, 2000, the Company's board of directors formally determined to dispose of HSG. HSG is reported as a discontinued operation and the condensed consolidated financial statements have been reclassified to segregate the net assets and operating results of the business segment. TSG operations as well as most corporate operations are reflected in continuing operations. Related to the anticipated sale of HSG, the Company recorded an estimated loss on disposal of assets of approximately $10.5 million.

In addition, in the second quarter, the Company announced a merger with Cereus Technology Partners, Inc. ("Cereus") and that it had reorganized its operations to improve the Company's operational efficiency and financial performance. The Company eliminated approximately 100 positions held by employees, as well as most positions held by contract professionals. This reduction in force, along with other cost reduction initiatives, is expected to achieve approximately $12.0 million in annualized cash savings. As a result of these actions, the Company recorded a restructuring charge of approximately $1.5 million during the three months ended June 30, 2000.

In 1999, the Company acquired two businesses in transactions accounted for as poolings-of-interests, and recorded non-recurring merger-related transaction and reorganization costs totaling $6.3 million. The Company believes such events significantly affect the comparability of the Company's results of operations from year to year. You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and related notes thereto.

Consolidated Results of Operations
----------------------------------

   Three Months Ended June 30, 2000, compared to Three Months Ended June 30,
1999

For the three months ended June 30, 2000, the Company's net loss totaled $26.3 million or $(1.03) per share, compared with net income of $244,000 and $.01 per share, for the same period of 1999.

Continuing Operations
---------------------

Excluding one-time reorganization costs totaling $1.5 million and discontinued operations, the net loss from continuing operations for the three months ended June 30, 2000, totaled approximately $11.6 million. Excluding one-time reorganization costs totaling $425,000, the loss from continuing operations for the three months ended June 30, 1999, totaled approximately $954,000.

Total revenue was $17.7 million in the three months ended June 30, 2000, an increase of 17.7% from the same period of 1999. Gross profit decreased by approximately $676,000 in the three months ended June 30, 2000, and was 24.9% of revenue. The decrease in gross profit for the three months ended June 30, 2000, was attributable primarily to a write-down of inventory of approximately $1.0 million. Excluding this one-time charge, gross profit increased $324,000 in the three months ended June 30, 2000, and was 30.5% of revenue, compared with 33.8% in the same period of 1999. The decreased gross profit percentage in the three months ended June 30, 2000, when compared to June 30, 1999, resulted from reduced margins for hardware and software sales.

Total operating expenses, excluding reorganization costs for the three months ended June 30, 2000, were $15.8 million, an increase of $9.8 million from the same period of 1999. An increase in TSG operating expenses of approximately $7.9 million resulted primarily from increased personnel and related costs, including increased personnel and related costs incurred in connection with the Company's investment in its Application Services Provider ("ASP") initiatives. Corporate and administrative expenses increased approximately $1.9 million due to increased marketing, and increased finance, human resources and administrative costs related to promoting and supporting the Company's new strategic direction. As a percent of revenue, total operating expenses, excluding reorganization costs were 88.9% during the three months ended June 30, 2000, up from 39.6% in the same period of 1999.

Discontinued Operations
-----------------------

Loss from discontinued operations was $2.7 million in the three months ended June 30, 2000 compared to income of $1.6 million for the same period in 1999. The loss is due primarily to decreased sales of hardware and software products. In addition the Company recorded an estimated loss on disposal of discontinued operations of $10.5 million, which included a reduction in asset values of approximately $2.8 million and a provision for anticipated closing costs and operating losses until disposal of approximately $7.7 million.

   Six Months Ended June 30, 2000, compared to Six Months Ended June 30, 1999

For the six months ended June 30, 2000, the Company's net loss totaled $31.6 million or $1.27 per share, compared with a net loss of $5.9 million and $.25 per share, for the same period of 1999.

Continuing Operations
---------------------

Excluding one-time reorganization costs totaling $1.5 million and discontinued operations, the net loss from continuing operations for the six months ended June 30, 2000, totaled approximately $15.6 million. Excluding one-time reorganization and transaction costs totaling $6.3 million, the loss from continuing operations for the six months ended June 30, 1999, totaled approximately $2.0 million.

Total revenue was $35.8 million in the six months ended June 30, 2000, an increase of 24.7% from the same period of 1999. Gross profit increased by $1.1 million in the six months ended June 30, 2000, and was 30.0% of revenue. The gross profit margin in the six months ended June 30, 2000, was negatively affected by a write-down of inventory of approximately $1.0 million. Excluding this one-time charge, gross profit increased $2.1 million in the six months ended June 30, 2000, and was 32.8% of revenue, compared with 33.8% in the same period of 1999. The decreased gross profit percentage in the six months ended June 30, 2000, when compared to June 30, 1999, resulted from reduced margins for hardware and software sales.

Total operating expenses, excluding reorganization and transaction costs for the six months ended June 30, 2000, were $26.0 million, an increase of $14.3 million from the same period of 1999. An increase in TSG operating expenses of approximately $11.7 million resulted primarily from increased personnel and related costs, including increased personnel and related costs incurred in connection with the Company's investment in its Application Services Provider ("ASP") initiatives. Corporate and administrative expenses increased approximately $2.5 million due to increased marketing, and increased finance, human resources and administrative costs related to promoting and supporting the Company's new strategic direction. As a percent of revenue, total operating expenses, excluding reorganization and transaction costs were 72.8% during the six months ended June 30, 2000, up from 41.1% in the same period of 1999.

Discontinued Operations
-----------------------

Loss from discontinued operations was $3.9 million in the six months ended June 30, 2000 compared to income of $2.5 million for the same period in 1999. The loss is due primarily to decreased sales of hardware and software products. In addition the Company recorded an estimated loss on disposal of discontinued operations of $10.5 million, which included a reduction in asset values of approximately $2.8 million and a provision for anticipated closing costs and operating losses until disposal of approximately $7.7 million.

Liquidity and Capital Resources
-------------------------------

Summary

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

At June 30, 2000, the Company had a negative working capital position (excess of current liabilities over current assets) of $5.2 million. The Company's net cash position (deficit), defined as the sum of cash, cash equivalents and short-term investments less short term borrowings and long-term debt, was $(17.3 million) at June 30, 2000, compared to $(9.9 million) at December 31, 1999.

Cash Flow

Cash used in operating activities during the six months ended June 30, 2000 totaled approximately $15.8 million. Cash used in continuing operations in the six months ended June 30, 2000 totaled approximately $13.9 million while cash used in discontinued operations in the six months ended June 30, 2000 totaled approximately $1.9 million. The Company's use of cash in continuing operations during 2000 resulted primarily from a net loss from continuing operations of $17.1 million and was offset primarily by non-cash charges for depreciation and amortization of $1.4 million, an accrual for reorganization costs of $1.5 million, and cash provided by operating items of approximately $203,000. The use of cash in discontinued operations during 2000 resulted primarily from a net loss from discontinued operations of approximately $14.4 million and was offset primarily by an accrual for the estimated loss on the disposal of the discontinued operations of $10.5 million and cash provided by operating activities of approximately $2.1 million.

Cash used in operating activities during the six months ended June 30, 1999 totaled approximately $2.6 million. Cash used in continuing operations in the six months ended June 30, 1999 totaled approximately $6.6 million while cash provided by discontinued operations in the six months ended June 30, 1999 totaled approximately $4.0 million. The Company's use of cash in continuing operations during 1999 resulted primarily from a net loss from continuing operations of $8.4 million and was offset primarily by non-cash charges for depreciation and amortization of $1.1 million, and cash provided by operating items of approximately $707,000. The cash provided by discontinued operations during 1999 resulted primarily from a net income from discontinued operations of approximately $2.5 million and cash provided by operating activities of approximately $1.5 million.

The Company used cash in investing activities in the six months ended June 30, 2000, of approximately $8.2 million, compared to $1.6 million for the same period in 1999. For continuing operations, the Company spent approximately $6.3 million and $378,000 on purchases of furniture and equipment during 2000 and 1999, respectively. For discontinued operations, the Company spent approximately $1.8 million and $484,000 on software development costs during 2000 and 1999, respectively, and approximately $196,000 and $734,000 on purchases of furniture and equipment during the same periods, respectively.

Cash provided by financing activities totaled approximately $24.1 million in the six months ended June 30, 2000, compared to cash used in financing activities of approximately $1.6 million for the same period in 1999. Borrowings on the Company's credit line during the six months ended June 30, 2000, totaling approximately $3.6 million, proceeds from the issuance of common stock totaling approximately $16.7 million, and an advance from Cereus of $4.0 million were offset by payments on long-term debt totaling $261,000. During 1999, reductions of the credit line and payments of long-term debt totaled approximately $1.7 million, and were offset by proceeds from issuances of common stock of approximately $77,000.

On March 14, 2000, the Company obtained a $20.0 million asset-based revolving credit facility with PNC Bank. The facility is secured by substantially all of the assets of the Company. The availability under the facility at the closing was approximately $14.6 million. At June 30, 2000, the Company had approximately $13.1 million outstanding under the PNC facility. In addition, in the first quarter of fiscal year 2000, William P. O'Reilly, chairman of the Board, made a bridge loan to the Company in the amount of $2.6 million, the proceeds of which were used for the Company's short term working capital needs. The Company used $7.5 million of the proceeds of the PNC facility to repay the old facility in full, $2.6 million to repay the bridge loan to Mr. O'Reilly and approximately $900,000 to repay other third party debt. Additional borrowings on the Company's PNC credit line during the six months ended June 30, 2000, totaled approximately $2.1 million.

The Company received a loan of $4.0 million from Cereus during the quarter ended June 30, 2000 pursuant to a $5.0 million bridge facility. Cereus has agreed to increase the amount available under the bridge facility, prior to the closing of the merger, from $5.0 million to $10.0 million, subject to PNC Bank agreeing to certain modifications to the PNC facility. The loan from Cereus is in the form of a convertible subordinated note. The convertible subordinated notes bears interest at prime plus 2.0%.

For the quarter ended March 31, 2000, Eltrax was not in compliance with the cumulative net cash flow covenant in the PNC Bank facility. On May 15, 2000, PNC Bank waived the non-compliance. In connection with the waiver and the amendment described below, Eltrax paid PNC Bank a fee of $250,000.

Because the net cash flow covenant is cumulative, and because of additional losses from continuing and discontinued operations in the second quarter, Eltrax was not in compliance with the covenant for the quarter ended June 30, 2000. In addition, Eltrax was not in compliance with a covenant regarding year 2000 capital expenditures and a covenant regarding maximum rental payments under lease arrangements. On July 27, 2000 PNC Bank waived the non-compliance with each of these covenants. Also on July 27, 2000, PNC Bank modified the covenants regarding capital expenditures and rental payments for the balance of fiscal year 2000. In connection with the waiver, Eltrax agreed to either (i) issue PNC Bank warrants to purchase 12,532 shares of Eltrax common stock with certain registration rights, or (ii) pay PNC Bank a waiver and consent fee of $50,000. Eltrax expects to obtain modifications to the financial covenants that contemplates the planned disposition of HSG, the funding of an additional $5 million under the existing bridge facility between Eltrax and Cereus as well as the projected results of operations.

On May 15, 2000 PNC Bank and Eltrax amended the facility to increase the requirement that Eltrax maintain undrawn availability under the facility from at least $1.0 million at all times to at least $3.0 million during the first and third month of each fiscal quarter and at least $2.0 million during the second month of each fiscal quarter. In connection with the closing of the bridge facility with Cereus, PNC Bank and Eltrax amended the PNC Bank facility to modify the undrawn availability covenant to reduce the requirement that Eltrax maintain undrawn availability under the facility to at least $1.0 million at all times before October 1, 2000. After that time, the covenant reverts to the staged requirements discussed above. As a condition to Cereus's obligation to amend the bridge facility to provide Eltrax with an additional $5.0 million in borrowing availability under the bridge facility, PNC Bank has been requested to maintain the undrawn availability covenant at $1.0 million.

On June 29, 2000 Eltrax announced that as part of its effort to prepare for the merger, it had reorganized operations and eliminated approximately 100 positions held by employees, as well as most positions held by contract professionals. As a result of these actions, Eltrax recorded restructuring costs of approximately $1.5 million in the second quarter. Eltrax expects the reduction in force, along with other cost reduction initiatives implemented in the second quarter, will result in approximately $12.0 million in annualized cash savings.

On June 29, 2000, Eltrax sold 180,000 shares of its common stock in a private placement to an investor for net proceeds of $990,000.

On July 27, 2000, Eltrax entered into an agreement with an investor to issue $7.0 million of convertible senior subordinated notes ("Convertible Subordinated Notes" or "Notes"). The Notes are due July 27, 2001 and carry warrants to purchase 364,584 shares of common stock at an exercise price of $5.03 per share. The Notes are convertible into Eltrax's common stock at a price of $4.80 per share. The conversion price is subject to adjustment upon the occurrence of certain events. The Notes also have certain put and call features. Concurrent with the execution of the agreement, $4.0 million dollars was funded by the investor. An additional $1.0 million will be funded immediately upon Eltrax's execution of a definitive agreement to sell all or part of its hospitality services group for proceeds of at least $8.0 million. The remaining $2.0 million will be funded upon the closing of the merger.

Short-term and Long-term Liquidity

Commencing in the second quarter, due to greater losses than anticipated in the second quarter and the resultant shortage of available cash, the Company has not made timely payments to all of its trade and other creditors. As of June 30, 2000, the Company had payables which were more than 30 days past due in the amount of approximately $4.9 million relating to continuing operations. The Company has negotiated deferred payment terms with most of these vendors.

The Company expects to meet its short-term working capital needs with borrowings under the PNC and Cereus facilities, the proceeds from the sale of all or a portion of HSG, and up to $3.0 million in proceeds from the funding of the additional Convertible Subordinated Notes. The Company cannot meet its working capital needs without the capital sources described above. The Company's ability to access that capital is contingent on events, most of which are outside the Company's control. For example, the Company has entered into a letter of intent with respect to the sale of its lodging and international business and are in discussions for the sale of Squirrel Systems, Inc. However, the consummation of both of those transactions is contingent on the negotiation and execution of a definitive agreement and the completion of due diligence and other matters customary in transactions of that sort.

While the Company expects to be able to close both of these transactions, there can be no assurance that either or both of the transactions will close. Also, there can be no assurance that the additional $3.0 million of Convertible Subordinated Notes will be funded because the funding of $1.0 million of the Notes is contingent on the execution of a definitive agreement for the sale of all or a portion of HSG for gross proceeds of at least $8.0 million and the funding of $2.0 million of the Notes is contingent on the closing of the merger with Cereus.

Similarly, the Company's access to the additional $5.0 million of funding from Cereus is contingent upon PNC Bank agreeing to certain modifications to the PNC facility. While the Company expects to obtain the required modifications, there can be no assurance that it will be successful in obtaining those modifications. As such, there can be no assurance that the Company will have access to the additional Cereus funding.

Finally, the Company's ability to access the PNC facility is contingent on its compliance with the financial and other covenants and terms of that facility. If the Company is in violation of the PNC facility, or does not have sufficient eligible accounts receivable to support the level of borrowings it needs, the Company will be unable to draw on the facility.

In the event any of these contingencies is not met or the Company is in violation of the PNC facility so that the Company does not have access to any one of these sources of capital through the remainder of the 2000 fiscal year, the Company's ability to continue to operate would be jeopardized. In this event, the Company would be forced to seek working capital from other sources to fund delinquent payable balances and meet ongoing trade obligations. However, there can be no assurance that other financing sources will be available to meet the Company's needs at that time.

Even if the Company is able to meet its short-term capital needs from the sources described above, the Company's ability to meet its long-term capital needs will be subject to factors outside its control. Specifically, unless the price of the Company's common stock increases significantly so that holders of the Company's convertible debt are likely to convert such debt into common stock, the Company will be required to restructure that debt or raise additional equity capital to fund such debt repayment beginning in June 2001. The principal amount of the convertible debt outstanding at August 10, 2000 was $9.0 million. In the event the balance of the Convertible Subordinated Notes and the additional debt from the Cereus bridge facility is funded, the principal amount of convertible debt outstanding would be $ 17.0 million. To the extent such debt is not converted in full, or the Company is not able to restructure the terms of such debt or obtain the necessary funds to retire it in full, the Company does not expect that it will be able to meet its long-term obligations.

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

Interest Rate Risks

The Company's debt at June 30, 2000, primarily carries interest rates which vary with the prime rate. Accordingly, any increases in the banks' prime rate will reduce the Company's earnings. A 1.0% increase in the prime rate on the Company's $13.1 million of bank debt at June 30, 2000 would result in an annual expense increase of approximately $131,000.

Foreign Currency Risks

At June 30, 2000 the Company had foreign currency denominated assets and liabilities of approximately $5.5 million and $2.2 million, respectively.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         The Company is also involved in other claims and proceedings, which are routine and which in the aggregate are not deemed material to the Company's business or financial affairs.

Item 2.  Changes in Securities
         ---------------------

         On June 29, 2000, the Company issued 180,000 shares of common stock in a private placement to one accredited investor in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              See Exhibit Index appearing elsewhere herein, which is incorporated by reference.

         (b)  Reports on Form 8-K.

              The Company filed one report on Form 8-K during the quarter ended June 30, 2000, which report was dated June 12, 2000. The Form 8-K reported under Item 5 (Other Events) that the Company, Solemn Acquisition Corporation ("Solemn"), a wholly-owned subsidiary of the Company, and Cereus Technology Partners, Inc. ("Cereus") had entered into an Agreement and Plan of Merger under which Cereus would be merged into Solemn.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ELTRAX SYSTEMS, INC.


Date: August 14, 2000               /s/ William A. Fielder, III
                                    -------------------------------------------
                                    Chief Financial Officer
                                    (duly authorized signatory and
                                    Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


--------------------------------------------------------------------------------------------------------------------
           EXHIBIT NUMBER                              ITEM                              METHOD OF FILING
--------------------------------------------------------------------------------------------------------------------
   4.1                                Registration Rights Agreement dated     Incorporated by reference to Exhibit
                                      June 29, 2000 between Eltrax and        4.8 to Eltrax's registration
                                      E.piphany, Inc.                         statement on Form S-4 (File No.
                                                                              333-43224)
--------------------------------------------------------------------------------------------------------------------
   4.2                                Amended and Restated Registration       Incorporated by reference to Exhibit
                                      Rights Agreement dated June 23, 2000    4.9 to Eltrax's registration
                                      between Eltrax and Cereus               statement on Form S-4 (File No.
                                                                              333-43224)
--------------------------------------------------------------------------------------------------------------------
   10.1                               First Amendment to Revolving Credit     Incorporated by reference to Exhibit
                                      and Security Agreement by and among     10.37 to Eltrax's registration
                                      PNC Bank and Eltrax and certain of      statement on Form S-4 (File No.
                                      its subsidiaries dated May 15, 2000     333-43224)
--------------------------------------------------------------------------------------------------------------------
   10.2                               Second Amendment to Revolving Credit    Incorporated by reference to Exhibit
                                      and Security Agreement by and among     10.38 to Eltrax's registration
                                      PNC Bank and Eltrax and certain of      statement on Form S-4 (File No.
                                      its subsidiaries dated June 23, 2000    333-43224)
--------------------------------------------------------------------------------------------------------------------
   10.3                               Bridge Loan and Security Agreement      Incorporated by reference to Exhibit
                                      dated as of June 14, 2000, between      10.43 to Eltrax's registration
                                      Eltrax and Cereus                       statement on Form S-4 (File No.
                                                                              333-43224)
--------------------------------------------------------------------------------------------------------------------
   10.4                               Amendment No. 1 to Bridge Loan and      Incorporated by reference to Exhibit
                                      Security Agreement dated as of June     10.44 to Eltrax's registration
                                      14, 2000, between Eltrax and Cereus     statement on Form S-4 (File No.
                                      made as of June 23, 2000                333-43224)
--------------------------------------------------------------------------------------------------------------------
   10.5                               Amended and Restated Non-Negotiable     Incorporated by reference to Exhibit
                                      Subordinated Convertible Promissory     10.45 to Eltrax's registration
                                      Note dated June 23, 2000 between        statement on Form S-4 (File No.
                                      Eltrax as maker and Cereus, as holder   333-43224)
--------------------------------------------------------------------------------------------------------------------
   10.6                               Subordination Agreement dated June      Incorporated by reference to Exhibit
                                      14, 2000 among Eltrax, Cereus and PNC   10.46 to Eltrax's registration
                                      Bank, National Association              statement on Form S-4 (File No.
                                                                              333-43224)
--------------------------------------------------------------------------------------------------------------------
   10.7                               First Amendment to Subordination        Incorporated by reference to Exhibit
                                      Agreement dated June 23, 2000 among     10.47 to Eltrax's registration
                                      Eltrax, Cereus and PNC Bank             statement on Form S-4 (File No.
                                                                              333-43224)
--------------------------------------------------------------------------------------------------------------------
   10.8                               Continuing Guaranty Agreement dated     Incorporated by reference to Exhibit
                                      June 14, 2000 by Solemn Acquisition     10.48 to Eltrax's registration
                                      Corporation in favor of PNC Bank        statement on Form S-4 (File No.
                                                                              333-43224)
--------------------------------------------------------------------------------------------------------------------
   10.9                               Security Agreement dated June 14,       Incorporated by reference to Exhibit
                                      2000 by Solemn Acquisition              10.49 to Eltrax's registration
                                      Corporation in favor of PNC Bank        statement on Form S-4 (File No.
                                                                              333-43224)
--------------------------------------------------------------------------------------------------------------------
   10.10                              Stock Pledge Agreement dated June 14,   Incorporated by reference to Exhibit
                                      2000 by and between Eltrax and PNC      10.50 to Eltrax's registration
                                      Bank                                    statement on Form S-4 (File No.
                                                                              333-43224)
--------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------
           EXHIBIT NUMBER                              ITEM                              METHOD OF FILING
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
   10.11                              Subscription Agreement dated June 29,   Incorporated by reference to Exhibit
                                      2000 between Eltrax and E.piphany,      10.54 to Eltrax's registration
                                      Inc.                                    statement on Form S-4 (File No.
                                                                              333-43224)
--------------------------------------------------------------------------------------------------------------------
   10.12                              Stockholders Proxy Agreement dated as   Incorporated by reference to Exhibit
                                      of June 12, 2000 among Cereus and       10.55 to Eltrax's registration
                                      Eltrax' directors                       statement on Form S-4 (File No.
                                                                              333-43224)
--------------------------------------------------------------------------------------------------------------------
   10.13                              Stockholders Proxy Agreement dated as   Incorporated by reference to Exhibit
                                      of June 12, 2000 among Eltrax and       10.56 to Eltrax's registration
                                      Cereus's directors                      statement on Form S-4 (File No.
                                                                              333-43224)
--------------------------------------------------------------------------------------------------------------------
   27                                 Financial Data Schedule                 Filed herewith
--------------------------------------------------------------------------------------------------------------------