Form 10-Q
period 2000-09-30
VERSO TECHNOLOGIES INC
filed 2000-11-14
CIK 797448

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

              For the transition period from _________ to _________

                         Commission file number 0-22190

                                   ----------

                            VERSO TECHNOLOGIES, INC.
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

                                 (678) 589-3500
                           (Issuer's telephone number)

                                   ----------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of November 10, 2000: 48,201,753.

                            VERSO TECHNOLOGIES, INC.
                                    FORM 10-Q

                                      INDEX


Part I.  FINANCIAL INFORMATION


                                                                                    Page No.
                                                                                    --------

   Item 1.

            Condensed Consolidated Balance Sheets as of September 30, 2000 and
              December 31, 1999................................................        2

            Condensed Consolidated Statements of Operations for the three months
              and for the nine months ended September 30, 2000 and 1999........        3

            Condensed Consolidated Statements of Cash Flows for the nine months
              ended September 30, 2000 and 1999................................        4

            Notes to the Condensed Consolidated Financial Statements...........        5

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations..............................................       12

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........       20

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings..................................................       21

   Item 2.  Changes in Securities and Use of Proceeds..........................       21

   Item 6.  Exhibits and Reports on Form 8-K...................................       21

   Signature Page..............................................................       23

   Exhibit Index...............................................................       24

                       PART I-ITEM 1: FINANCIAL STATEMENTS


                            VERSO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                             SEPTEMBER 30,             DECEMBER 31,
                                                                                 2000                     1999
                                                                             -------------             ------------


ASSETS:
Current assets:
      Cash                                                                   $  21,215,184             $         --
      Accounts receivable, net                                                  19,948,095               18,053,692
      Inventories, principally finished goods                                    1,056,055                  933,497
      Other current assets                                                       4,611,107                  952,291
      Net assets of discontinued operations                                     15,219,763               22,954,595
                                                                             -------------             ------------

         Total current assets                                                   62,050,204               42,894,075



Furniture and equipment, net                                                     9,286,539                3,991,653
Intangibles, net                                                               122,095,258                9,168,385
                                                                             -------------             ------------

           Total assets                                                      $ 193,432,001             $ 56,054,113
                                                                             =============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Line of credit                                                         $   4,950,597             $  9,468,882
      Convertible subordinated debentures, net of discount                       3,513,867                       --
      Accounts payable                                                          20,550,700                9,360,813
      Accrued compensation                                                       2,824,071                1,880,876
      Accrued expenses                                                           5,700,243                3,733,730
      Unearned revenue and customer deposits                                     3,666,112                4,283,039
      Current portion of long-term debt                                            479,204                  389,587
                                                                             -------------             ------------

         Total current liabilities                                              41,684,794               29,116,927

Long-term debt                                                                      40,912                   54,068
                                                                             -------------             ------------

         Total liabilities                                                      41,725,706               29,170,995

Shareholders' equity:
      Common stock, $.01 par value, 100,000,000 shares authorized;
         48,163,041 and 23,808,415 shares issued and outstanding                   481,647                  238,086
      Additional paid-in capital                                               245,361,064               75,678,836
      Accumulated deficit                                                      (87,251,407)             (49,033,804)
      Deferred compensation                                                     (6,885,009)                      --
                                                                             -------------             ------------

         Total shareholders' equity                                            151,706,295               26,883,118

           Total liabilities and shareholders' equity                        $ 193,432,001             $ 56,054,113
                                                                             =============             ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                                                2000               1999               2000               1999
                                                            ------------       ------------       ------------       ------------


Revenue                                                     $ 16,075,238       $ 16,460,022       $ 51,872,879       $ 45,467,642

Cost of revenue                                               12,720,128         12,995,308         42,216,952         34,139,792

                                                            ------------       ------------       ------------       ------------
    Gross profit                                               3,355,110          3,464,714          9,655,927         11,327,850

Operating expenses:

  Sales, general and administrative                            7,488,256          4,932,800         27,636,082         13,525,409
  Depreciation                                                   437,748             66,708          1,185,109            511,135
  Amortization of intangibles                                    351,090            350,942          1,053,270          1,052,826
  Loss on asset abandonment                                    1,176,715                 --          1,218,343                 --
  Reorganization costs                                                --            606,900          1,500,000          4,631,900
  Transaction costs                                                   --                 --                 --          2,288,379

                                                            ------------       ------------       ------------       ------------
    Total operating expenses                                   9,453,809          5,957,350         32,592,804         22,009,649

                                                            ------------       ------------       ------------       ------------
  Operating loss from continuing operations                   (6,098,699)        (2,492,636)       (22,936,877)       (10,681,799)

Interest expense, net                                           (545,174)           (80,695)          (833,113)          (216,485)


  Loss from continuing operations                           ------------       ------------       ------------       ------------
    before income taxes                                       (6,643,873)        (2,573,331)       (23,769,990)       (10,898,284)

Income tax benefit                                                    --                 --                 --            132,098

                                                            ------------       ------------       ------------       ------------
  Loss from continuing operations                             (6,643,873)        (2,573,331)       (23,769,990)       (10,766,186)
                                                            ------------       ------------       ------------       ------------

Discontinued operations:

  Income (loss) from discontinued
    operations, net of income taxes                                   --            257,211         (3,947,613)         2,582,716

  Estimated loss on disposal of discontinued
    operations, net of income taxes                                   --                 --        (10,500,000)                --

                                                            ------------       ------------       ------------       ------------
Total discontinued operations, net of income taxes                    --            257,211        (14,447,613)         2,582,716
                                                            ------------       ------------       ------------       ------------


  Net loss                                                  $ (6,643,873)      $ (2,316,120)      $(38,217,603)      $ (8,183,470)
                                                            ============       ============       ============       ============

Net loss per common share
     - basic and diluted:

  Loss from continuing operations                           $      (0.25)      $      (0.11)      $      (0.94)      $      (0.45)

  Income (loss) from discontinued operations                          --               0.01              (0.15)              0.10

  Loss on disposal of discontinued operations                         --                 --              (0.42)                --

                                                            ------------       ------------       ------------       ------------
  Net loss per common share
     - basic and diluted                                    $      (0.25)      $      (0.10)      $      (1.51)      $      (0.35)
                                                            ============       ============       ============       ============

Weighted average shares outstanding
     - basic and diluted                                      26,543,554         23,728,204         25,282,722         23,715,633
                                                            ============       ============       ============       ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                2000                       1999
                                                                                            ------------               ------------

OPERATING ACTIVITIES:

      Continuing operations:
          Net loss from continuing operations                                               $(23,769,990)             $(10,766,186)
          Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
                Reorganization costs                                                           1,500,000                        --
                Amortization of intangibles                                                    1,053,270                 1,052,826
                Depreciation                                                                   1,185,109                   511,135
                Loss on asset abandonment                                                      1,218,343                        --
                Other                                                                            102,315                    22,737
                Changes in current operating items:
                   Accounts receivable, net                                                     (276,595)               (3,998,043)
                   Inventories                                                                  (122,558)                   73,154
                   Other current assets                                                         (951,247)                  600,540
                   Accounts payable                                                            9,614,845                 2,455,996
                   Accrued compensation                                                          943,195                   687,582
                   Accrued expenses                                                           (1,417,415)                  332,284
                   Unearned revenue and customer deposits                                       (616,927)                 (190,914)
                                                                                            ------------              ------------
                Net cash used in continuing operating activities                             (11,537,654)               (9,218,889)
                                                                                            ------------              ------------

      Discontinued operations:
          (Loss) income from discontinued operations                                         (14,447,613)                2,582,716
          Estimated loss on disposal of discontinued operations                               10,500,000
          Adjustment to reconcile (loss) income from discontinued operations
             to net cash (used in) provided by discontinued operating activities                (274,675)                3,599,969
                                                                                            ------------              ------------

                Net cash (used in) provided by discontinued operating activities              (4,222,288)                6,182,685
                                                                                            ------------              ------------

                Net cash used in operating activities                                        (15,759,942)               (3,036,204)
                                                                                            ------------              ------------

INVESTING ACTIVITIES:

      Continuing operations:
          Net cash used in investing activities for continuing operations -
             Purchases of furniture and equipment, net                                        (6,773,888)                 (373,388)
             Purchase of Cereus Technology Partners, Inc., net of cash acquired               (1,888,309)                       --
                                                                                            ------------              ------------

                Net cash used in investing activities for continuing operations               (8,662,197)                 (373,388)

      Discontinued operations:
          Software development costs capitalized                                              (2,196,496)               (1,250,398)
          Purchases of furniture and equipment, net                                             (202,069)               (1,098,519)
                                                                                            ------------              ------------

             Net cash used in investing activities for discontinued operations                (2,398,565)               (2,348,917)
                                                                                            ------------              ------------

             Net cash used in investing activities                                           (11,060,762)               (2,722,305)
                                                                                            ------------              ------------

FINANCING ACTIVITIES:

      Continuing operations:
          Payments on long-term debt                                                            (373,158)               (1,680,295)
          Borrowings (payments) on credit line, net                                           (4,518,285)                1,495,130
          Proceeds from issuance of convertible subordinated debenture, net                    3,730,000                        --
          Advance from Cereus Technology Partners, Inc.                                       10,170,421                        --
          Proceeds from issuances of common stock, net                                        17,901,726                    97,183
          Payments issued in lieu of fractional shares                                                --                    (6,901)
                                                                                            ------------              ------------
             Net cash provided by (used in) financing activities
                for continuing operations                                                     26,910,704                   (94,883)
                                                                                            ------------              ------------

      Discontinued operations:
          Net cash used in financing activities for discontinued operations -
             Payments on long-term debt                                                          (90,000)                 (190,357)
                                                                                            ------------              ------------

             Net cash provided by (used in) financing activities                              26,820,704                  (285,240)
                                                                                            ------------              ------------

             Decrease in cash and cash equivalents                                                    --                (6,043,749)
                                                                                            ------------              ------------

CASH AND CASH EQUIVALENTS:
Beginning of period                                                                                   --                 6,082,438
Cash acquired in purchase of Cereus                                                           21,215,184                        --
                                                                                            ------------              ------------

End of period                                                                               $ 21,215,184              $     38,689
                                                                                            ============              ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by Verso Technologies, Inc., (formerly known as Eltrax Systems, Inc.) - (the "Company" or "Verso") in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company's financial position as of September 30, 2000, and its results of operations and cash flows for the periods ended September 30, 2000 and 1999. The condensed consolidated financial statements include the accounts of Verso and its subsidiaries, including Sulcus Hospitality Technologies Corp. and subsidiaries ("Sulcus"), and Windward Technology Group, Inc. ("Windward"), which merged with the Company in the first quarter of 1999 in transactions accounted for as poolings-of-interests, and Cereus Technology Partners, Inc. ("Cereus") and its subsidiaries, which merged with the Company on September 29, 2000 in a transaction accounted for as a purchase. Significant intercompany transactions have been eliminated. Certain prior year amounts in the consolidated financial statements and notes have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net income
         (loss) or shareholders' equity.

         The year-end condensed consolidated balance sheet was derived primarily from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the restated consolidated financial statements and footnotes thereto included in the Company's current report on Form 8-K dated July 19, 2000.

2.       MERGER WITH CEREUS TECHNOLOGY PARTNERS, INC.

         On September 29, 2000, the Company acquired by means of a triangular merger all of the outstanding capital stock of Cereus. The purchase consideration was approximately $135.7 million, consisting of 21,866,600 shares of the Company's common stock with a fair value of $106.6 million, assumed options and warrants to acquire 21,421,354 shares of the Company's common stock with exercise prices ranging from $.51 to $10.14 per share (estimated fair value of $37.4 million using the Black-Scholes option pricing model) and acquisition costs of approximately $1.9 million, reduced by $10.2 million advanced by Cereus prior to closing.

                            VERSO TECHNOLOGIES, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2000

2.       MERGER WITH CEREUS TECHNOLOGY PARTNERS, INC., Continued

         The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled approximately $114 million and was allocated to goodwill. The goodwill is being amortized over three years.

         In accordance with the terms of the merger agreement, Cereus was to provide to the Company a bridge facility of up to $10.0 million. The bridge facility accrued interest at 2% over prime and the Company recorded interest expense of approximately $261,000 in the three months ended September 30, 2000.

         The following unaudited pro forma information presents the results of continuing operations of the Company as if the acquisition of Cereus had taken place on January 1, 1999, excluding loss on asset abandonment, reorganization costs and transaction costs (in thousands, except per share amounts):


                                                      Nine months ended September 30,
                                                   ------------------------------------
                                                       2000                     1999
                                                   ------------             ------------

       Revenues                                    $ 56,751,235             $ 45,467,642
       Net loss from continuing operations         $(52,522,038)            $(31,554,066)
       Net loss from continuing operations
         per common share
                      -basic and diluted           $      (0.97)            $      (0.64)
       Weighted average shares outstanding
                      -basic and diluted             54,149,322               48,998,355


3.       DISCONTINUED OPERATIONS

         On July 19, 2000, the Company's board of directors formally determined to dispose of its Hospitality Services Group ("HSG"). The Company expects to sell HSG during fiscal year 2000. HSG is reported as a discontinued operation, and the condensed consolidated financial statements have been reclassified to segregate the net assets and operating results of the business segment.

         The estimated loss recorded during the nine months ended September 30, 2000 on the sale of HSG was $10.5 million, which included a reduction in asset values of approximately $4.2 million and a provision for anticipated closing costs and operating losses until disposal of approximately $6.3 million.

                            VERSO TECHNOLOGIES, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2000

3.       DISCONTINUED OPERATIONS, Continued

         The loss on the sale of HSG of $10.5 million was based, in part, on estimates of the proceeds expected to be realized on the sale. The amounts the Company may ultimately realize could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operations. Summary operating results of the discontinued operations (in thousands) are as follows:


                                               For the three months ended            For the nine months ended
                                                     September 30,                         September 30,
                                                2000               1999               2000               1999
                                              --------           --------           --------           --------


          Revenue                             $ 10,176           $ 16,749           $ 34,482           $ 49,660

          Gross profit                           3,352              8,109             13,518             23,539

          Operating (loss) income               (2,665)               402             (6,021)             3,010

          Interest expense                        (451)               (85)              (786)              (251)

          Loss on disposal of assets                                   --                (88)                --

          Income tax expense                        (4)               (60)              (171)              (176)
                                              --------           --------           --------           --------
          (Loss) income from
            discontinued operations           $ (3,120)          $    257           $ (7,066)          $  2,583
                                              ========           ========           ========           ========


         Net assets held for sale (in thousands) are as follows:


                                                              September 30,      December 31,
                                                                  2000               1999
                                                              ------------       -----------

         Current assets                                         $ 13,766           $ 21,304

         Furniture and equipment, net                              1,747              2,714

         Capitalized software, net                                 9,165              8,370

         Intangibles, net                                          6,692              7,533

         Current liabilities                                      (9,483)           (17,602)

         Reserve for loss on sale and operating losses            (7,380)                --

         Accumulated other comprehensive loss                        713                636
                                                                --------           --------
           Net assets of discontinued operations                $ 15,220           $ 22,955
                                                                ========           ========

                            VERSO TECHNOLOGIES, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2000


3.       DISCONTINUED OPERATIONS, Continued

         On September 28, 2000, the Company signed a definitive agreement to sell its domestic lodging systems business and its international hospitality operations for $10.0 million in cash and the assumption of liabilities of the businesses acquired. The lodging business and international hospitality operations are components of HSG. The Company closed on the domestic lodging systems business and two of its seven international hospitality businesses in October 2000 and received $8.5 million. The parties expect to close the remainder of the transaction in the fourth quarter of 2000.

         On October 27, 2000, the Company executed a definitive stock purchase agreement to sell its restaurant solutions business for approximately $10.8 million. The transaction includes the sale of Squirrel Systems, Inc and Squirrel Systems of Canada Ltd., which are components of HSG. In exchange for the cash, the purchaser will receive all of the outstanding shares of equity securities of both Squirrel subsidiaries. The parties expect the transaction to close in the fourth quarter of 2000.

4.       LOAN FACILITY WITH PNC BANK, NATIONAL ASSOCIATION

         The Company was not in compliance with the financial covenants in its loan facility with PNC Bank, National Association ("PNC Bank") in the first, second and third quarters. The Company received waivers of this non-compliance for each of these quarters. The Company is currently in negotiations to modify the financial covenants to reflect the planned disposition of all of HSG and the revised operating plans for the Company, which would include the operations of Cereus. As of November 14, 2000, the Company has no borrowings under the credit facility.

                            VERSO TECHNOLOGIES, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2000


5.       CONVERTIBLE SUBORDINATED DEBENTURES

         On July 27, 2000, the Company entered into an agreement with two investors to issue $7.0 million of its 5% convertible subordinated debentures. The debentures carry warrants to purchase 364,584 shares of the Company's common stock at an exercise price of $5.03 per share. The debentures are convertible into the Company's common stock at a conversion price that is adjustable each month and is equal to the lesser of (a) the conversion price in effect on the first day of such month or (b) the average per share market price of the Company's common stock for the last ten trading days of the prior month. Currently, the conversion price is $4.80 per share, and that price will adjust on December 1, 2000 to a conversion price equal to the lesser of (a) $4.80 or (b) the average per share market price of the Company's common stock for the last ten trading days of November 2000. The debentures also have certain put and call features. Concurrent with the execution of the agreement, $4.0 million was funded by the investors. An additional $3.0 million was funded on October 6, 2000. Of the total amount funded, $4.0 million of the debentures are due on July 26, 2001 and $3.0 million of the debentures are due on October 5, 2001. The debentures have been discounted to reflect the fair value of the warrants issued using the Black-Scholes option pricing method. The unamortized discount totaled approximately $486,000 at September 30, 2000. In addition, the Company paid certain private placement fees and attorney's fees in connection with the sale of the debentures totaling $270,000 through September 30, 2000. The fees are being amortized to interest expense over the term of the debentures.

6.       PRIVATE PLACEMENT

         On March 29, 2000, the Company sold 1,194,532 shares of its common stock to accredited investors in a private placement for net proceeds of approximately $13.0 million.

         On June 29, 2000, the Company sold 180,000 shares of its common stock to an accredited investor in a private placement for net proceeds of $990,000.

7.       OTHER RECENT EVENTS

         The Company decided to replace certain internal use software products in the fourth quarter of 2000 and has recorded a loss on asset abandonment for those software products no longer to be utilized of approximately $1.2 million during the third quarter. The Company expects to record additional accelerated amortization charges in the fourth quarter totaling approximately $800,000 for the balance of the software products to be abandoned in that quarter.

         In addition, in the second quarter, the Company announced that as part of its effort to improve operational efficiencies and financial performance, it had reorganized operations and eliminated approximately 100 positions held by employees, as well as most positions held by contract professionals. As a result of these actions, the Company recorded restructuring costs of approximately $1.5 million during the three months ended June 30, 2000.

                            VERSO TECHNOLOGIES, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2000

8.       SUBSEQUENT EVENT

         On November 3, 2000, the Company signed a definitive merger agreement for the acquisition of MessageClick, Inc. ("MessageClick"). MessageClick is a business-to-business application service provider that provides integrated voice and data messaging services. In the merger, the Company will issue an estimated 1.4 million shares of its common stock, warrants to purchase approximately 180,000 shares of its common stock, and assume an estimated $4.5 million in liabilities in exchange for all the outstanding capital stock of MessageClick. The purchase price is subject to adjustment if the Company receives certain investment commitments no later than December 31, 2000 and /or if MessageClick meets certain performance targets for the year ending December 31, 2001. The Company provided MessageClick with bridge financing in the amount of $2.0 million.

         To fund this purchase the Company will issue $4.5 million of its 7.5% convertible subordinated debentures with a five-year maturity. In addition, the Company will issue warrants to purchase up to 1.0 million shares of common stock at an exercise price of $7.50 per share. The debenture and warrant purchase transaction will close simultaneously with the merger closing.

         The MessageClick acquisition will be accounted for as a purchase, and the expected closing in November 2000 is subject to the receipt of the approval of MessageClick's stockholders and certain creditor agreements, the consent of the Company's primary lender, the consummation of the sale of the 7.5% convertible subordinated debentures and warrants and other customary closing conditions.

 9.      LITIGATION

         The Company is involved in claims and proceedings, which are routine and which in the aggregate are not deemed material to the Company's business or financial affairs.

                            VERSO TECHNOLOGIES, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2000

10.      CASH FLOW DATA

         Supplemental cash flow information is as follows:


                                                                                     Nine months ended September 30,
                                                                               --------------------------------------
                                                                                   2000                      1999
                                                                               ------------              ------------
         Non cash investing and financing activities:
              Issued 21,866,600 shares of common stock
                in exchange for the net assets of Cereus
                Technology Partners, Inc.                                      $143,991,366

              Issuance of warrants in exchange for services                          50,000               $ 18,000

              Issuance of stock in exchange for services                            200,000                  4,965

              Liabilities assumed in conjunction with the
                acquisition of Cereus Technology Partners, Inc.:
                Fair value of assets acquired                                   150,295,194

                Consideration paid                                              145,879,675
                                                                               ------------
                Liabilities assumed                                            $  4,415,519
                                                                               ============


         Supplemental disclosure of cash flow information:
              Interest paid                                                    $  1,564,762               $542,547
                                                                               ============               ========
              Income taxes paid                                                $    173,043               $176,070
                                                                               ============               ========

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

- our ability to dispose of the remainder of our hospitality services group;

-        trends for the continued growth of our business;

- our ability to successfully access the capital markets to fund the growth of our business;

-        our ability to enhance revenue and earnings growth;

- our ability to continue to successfully market existing products and services, which may be adversely impacted by competition;

- our ability to integrate the businesses acquired by us to date and any other businesses subsequently acquired;

- our ability to successfully develop and market new products and services;

-        our ability to expand our market for existing products and services;

- the effects of our accounting policies and general changes in generally accepted accounting practices;

- our ability to fund continuing operating losses and capital requirements;

-        general economic and business conditions; and

- other factors disclosed in our Form 10-K for the year ended December 31, 1999, our Registration Statement on Form S-4 relating to our merger with Cereus and in our other filings with the Securities and Exchange Commission.

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


GENERAL

On September 29, 2000, Verso Technologies, Inc. ("Verso" or the "Company") acquired Cereus Technology Partners, Inc. and subsidiaries ("Cereus") in a transaction accounted for as a purchase. The Company's consolidated results of operations do not include any results of operations of Cereus.

The Company historically operated through two separate business units: the Technology Services Group ("TSG") and the Hospitality Services Group ("HSG"). On July 19, 2000, the Company's board of directors formally determined to dispose of HSG. HSG is reported as a discontinued operation and the condensed consolidated financial statements have been reclassified to segregate the net assets and operating results of this business segment. TSG operations, as well as corporate operations are reflected in continuing operations. During the nine months ended September 30, 2000, the Company recorded an estimated loss on disposal of discontinued operations of approximately $10.5 million, which included an estimate of future operating losses of $4.0 million, in connection with the anticipated disposal of HSG.

The Company decided to replace certain internal use software products in the fourth quarter of 2000 and has recorded a loss on asset abandonment for those software products no longer to be utilized of approximately $1.2 million during the third quarter. The Company expects to record additional accelerated amortization charges in the fourth quarter totaling approximately $800,000 for the balance of the software products to be abandoned in that quarter.

In addition, in the second quarter, the Company announced that it had begun to reorganize its operations to improve the Company's operational efficiency and financial performance. The Company eliminated approximately 100 positions held by employees, as well as most positions held by contract professionals. This reduction in force, along with other cost reduction initiatives, is expected to achieve approximately $12.0 million in annualized cash savings. As a result of these actions, the Company recorded a restructuring charge of approximately $1.5 million during the three months ended June 30, 2000.

In 1999, the Company acquired two businesses in transactions accounted for as poolings-of-interests, and recorded non-recurring merger-related transaction and reorganization costs totaling $6.9 million.

The Company believes such events significantly affect the comparability of the Company's results of operations from year to year. You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and related notes thereto.

CONSOLIDATED RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

For the three months ended September 30, 2000, the Company's net loss totaled $6.6 million or $.25 per share, compared with net loss of $2.3 million and $.10 per share, for the same period of 1999.

Continuing Operations

Excluding the loss on asset abandonment totaling approximately $1.2 million, the net loss from continuing operations for the three months ended September 30, 2000, totaled approximately $5.5 million. Excluding one-time reorganization costs totaling $607,000, the loss from continuing operations for the three months ended September 30, 1999, totaled approximately $2.0 million.

Total revenue was $16.1 million in the three months ended September 30, 2000, a decrease of 2.3% from the same period of 1999. Gross profit decreased by approximately $110,000 in the three months ended September 30, 2000, and was 20.9% of revenue compared with 21.0% in the same period of 1999.

Total operating expenses for the three months ended September 30, 2000, were $8.2 million, an increase of $2.9 million from the same period of 1999, excluding the loss on asset abandonment and reorganization costs. The increase in operating expenses resulted primarily from increased personnel and related costs, including increased personnel and related costs incurred in connection with the Company's investment in its Application Services Provider ("ASP") initiatives and increased marketing, and increased finance, human resources and administrative costs related to promoting and supporting the Company's new strategic direction. As a percent of revenue, total operating expenses, excluding the asset impairment charge and reorganization costs were 51.5% during the three months ended September 30, 2000, up from 32.5% in the same period of 1999.

Discontinued Operations

Income from discontinued operations was $257,000 in the three months ended September 30, 1999. The results for the three months ended September 30, 2000 were included in the estimated loss from discontinued operations recorded during the three months ended June 30, 2000.

  NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

For the nine months ended September 30, 2000, the Company's net loss totaled $38.2 million or $1.51 per share, compared with a net loss of $8.2 million and $.35 per share, for the same period of 1999.

Continuing Operations

Excluding one-time reorganization costs totaling $1.5 million, the loss on asset abandonment totaling approximately $1.2 million, the net loss from continuing operations for the nine months ended September 30, 2000, totaled approximately $21.1 million. Excluding one-time reorganization and transaction costs totaling $6.9 million, the loss from continuing operations for the nine months ended September 30, 1999, totaled approximately $3.8 million.

Total revenue was $51.9 million in the nine months ended September 30, 2000, an increase of 14.1% from the same period of 1999. Gross profit decreased by $1.7 million in the nine months ended September 30, 2000, and was 18.6% of revenue. The gross profit margin in the nine months ended September 30, 2000, was negatively affected by a write-down of obsolete inventory of approximately $1.0 million. Excluding this one-time charge, gross profit decreased $672,000 in the nine months ended September 30, 2000, and was

20.5% of revenue, compared with 24.9% in the same period of 1999. The decreased gross profit percentage in the nine months ended September 30, 2000, when compared to September 30, 1999, resulted from reduced margins for hardware and software sales and lower margins on service revenue.

Total operating expenses, excluding the loss on asset abandonment and reorganization and transaction costs for the nine months ended September 30, 2000, were $29.9 million, an increase of $14.8 million from the same period of 1999. The increase in operating expenses resulted primarily from increased personnel and related costs, including increased personnel and related costs incurred in connection with the Company's investment in its ASP initiatives and increased marketing, and increased finance, human resources and administrative costs related to promoting and supporting the Company's new strategic direction. As a percent of revenue, total operating expenses, excluding the asset impairment charge and reorganization and transaction costs were 57.6% during the nine months ended September 30, 2000, up from 33.2% in the same period of 1999.

Discontinued Operations

Loss from discontinued operations was $3.9 million in the nine months ended September 30, 2000 compared to income of $2.6 million for the same period in 1999. The loss is due primarily to decreased sales of hardware and software products. The Company recorded an estimated loss on disposal of discontinued operations of $10.5 million during the second quarter of 2000. The estimated loss included a reduction in asset values of approximately $4.2 million and a provision for anticipated closing costs and operating losses until disposal of approximately $6.3 million. The results of the three months ended September 30, 2000 were included in the estimated loss on discontinued operations recorded during the second quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES


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

At September 30, 2000, the Company had a positive working capital position (excess of current assets over current liabilities) of $20.4 million. The Company's net cash position, defined as the sum of cash, cash equivalents and short-term investments less short term borrowings and long-term debt, was $12.2 million at September 30, 2000, compared to $(9.9 million) at December 31, 1999.

CASH FLOW

Cash used in operating activities during the nine months ended September 30, 2000 totaled approximately $15.8 million. Cash used in continuing operations in the nine months ended September 30, 2000 totaled approximately $11.6 million while cash used in discontinued operations in the nine months ended September 30, 2000 totaled approximately $4.2 million. The Company's use of cash in continuing operations during 2000 resulted primarily from a net loss from continuing operations of $23.8 million and was offset primarily by non-cash charges for depreciation and amortization of $2.2 million, a loss on asset abandonment of $1.2 million and reorganization costs of $1.5 million, and cash provided by operating items of approximately $7.2 million. The use of cash in discontinued operations during 2000 resulted primarily from a net loss from discontinued operations of approximately $14.4 million and was offset primarily by an accrual for the estimated loss on the disposal of the discontinued operations of $10.5 million and cash used in operating activities of approximately $300,000.

Cash used in operating activities during the nine months ended September 30, 1999 totaled approximately $3.0 million. Cash used in continuing operations in the nine months ended September 30, 1999 totaled approximately $9.2 million while cash provided by discontinued operations in the nine months ended September 30, 1999 totaled approximately $6.2 million. The Company's use of cash in continuing operations during 1999 resulted primarily from a net loss from continuing operations of $10.8 million and was offset primarily by non-cash charges for depreciation and amortization of $1.6 million. The cash provided by discontinued operations during 1999 resulted primarily from a net income from discontinued operations of approximately $2.6 million and cash provided by operating activities of approximately $3.6 million.

The Company used cash in investing activities in the nine months ended September 30, 2000, of approximately $11.1 million, compared to $2.7 million for the same period in 1999. For continuing operations, the Company spent approximately $6.8 million and $373,000 on purchases of furniture and equipment during 2000 and 1999, respectively. For discontinued operations, the Company spent approximately $2.2 million and $1.3 million on software development costs during 2000 and 1999, respectively, and approximately $202,000 and $1.1 million on purchases of furniture and equipment during the same periods, respectively.

Cash provided by financing activities totaled approximately $26.8 million in the nine months ended September 30, 2000, compared to cash used in financing activities of approximately $285,000 for the same period in 1999. Proceeds from the issuance of common stock totaling approximately $17.9 million, funding of a 5% convertible subordinated debenture of $4.0 million, net of financing costs of $270,000, and an advance from Cereus of $10.2 million were offset by reductions of the Company's credit line totaling approximately $4.5 million, and payments on long-term debt totaling $463,000. During 1999, payments of long-term debt totaled approximately $1.9 million, and were offset by borrowings on the credit line of approximately $1.5 million and proceeds from issuances of common stock of approximately $97,000.

On March 14, 2000, the Company obtained a $20.0 million asset-based revolving credit facility with PNC Bank. The facility is secured by substantially all of the assets of the Company. The availability under the facility at the closing was approximately $14.6 million. At September 30, 2000, the Company had approximately $5.0 million outstanding under the PNC facility. In addition, in the first quarter of fiscal year 2000, William P. O'Reilly, chairman of the Board, made a bridge loan to the Company in the amount of $2.6 million, the proceeds of which were used for the Company's short term working capital needs. The Company used $7.5 million of the proceeds of the PNC facility to repay the old facility in full, $2.6 million to repay the bridge loan to Mr. O'Reilly and approximately $900,000 to repay other third party debt.

The Company borrowed $10.2 million from Cereus prior to closing of the merger. The loan was convertible into common stock of the Company and bore interest at prime plus 2.0%. The loan was converted upon the closing of the merger.

On July 27, 2000, the Company entered into an agreement with two investors to issue $7.0 million of its 5% convertible subordinated debentures. The debentures carry warrants to purchase 364,584 shares of common stock at an exercise price of $5.03 per share. The debentures are convertible into the Company's common stock at a conversion price that is adjustable each month and is equal to the lesser of (a) the conversion price in effect on the first day of such month or
(b) the average per share market price of the Company's common stock for the last ten trading days of the prior month. Currently, the conversion price is $4.80 per share, and that price will adjust on December 1, 2000 to a conversion price equal to the lesser of (a) $4.80 or (b) the average per share market price of the Company's common stock for the last ten trading days of November 2000. The debentures also have certain put and call features. Concurrent with the execution of the agreement, $4.0 million was funded by the investor. An additional $3.0 million was funded on October 6, 2000. Of the total amount funded, $4.0 million of the debentures are due on July 26, 2001, and $3.0 million of the debentures are due on October 5, 2001.

The Company was not in compliance with the financial covenants in its loan facility with PNC Bank in the first, second and third quarters. The Company received waivers of this non-compliance for each of these quarters. The Company is currently in negotiations to modify the financial covenants to reflect the planned disposition of all of HSG and the revised operating plans for the Company, which would include the operations of Cereus. As of November 14, 2000, the Company has no borrowings under the credit facility.

On June 29, 2000 the Company announced that as part of its effort to prepare for the merger with Cereus, it had reorganized operations and eliminated approximately 100 positions held by employees, as well as most positions held by contract professionals. As a result of these actions, the Company recorded restructuring costs of approximately $1.5 million in the second quarter. The Company expects the reduction in force, along with other cost reduction initiatives implemented in the second quarter, will result in approximately $12.0 million in annualized cash savings.

On March 29, 2000 and June 29, 2000, the Company sold 1,194,532 shares of common stock and 180,000 shares of common stock, respectively, in private placements for net proceeds of $13.0 million and $990,000, respectively.

SHORT-TERM AND LONG-TERM LIQUIDITY

At September 30, 2000, the Company had $20.4 million in working capital including $21.2 million in cash, $5.0 million in borrowings under its line of credit and $20.6 million in accounts payable. Commencing in the second quarter and continuing until funds were available from the Cereus merger, the Company did not made timely payments to all of its trade and other creditors. In October, shortly after the Cereus merger closed, all undisputed trade payables were brought current. As of November 10, 2000, the Company had cash of $13.0 million, no amounts drawn on its line of credit and $4.9 million in accounts payable. Cash available at September 30, 2000, cash received in October from the Company's closing on its domestic lodging systems business and two of its seven international hospitality businesses totaling $8.5 million and the $3.0 million received from the issuance of its 5% convertible subordinated debentures were used to pay off the line of credit and significantly reduce accounts payable.

Additional cash will be needed to fund the operations of MessageClick, Inc. ("MessageClick"), an acquisition that is expected to close in the fourth quarter of 2000. At the closing of the transaction, the Company will have raised $9.0 million to fund the expected cash requirements of MessageClick ($2.0 million of which the Company has funded MessageClick to date); $4.5 million of Cereus's September private placement was designated for such purposes, and $4.5 million will be raised through the issuance by the Company of its 7.5% convertible subordinated debentures with a five year maturity which will close simultaneously with the merger closing. Liabilities to be assumed in this transaction are approximately $4.5 million

The Company expects to meet its short-term needs from available cash, borrowings under the PNC facility, and the proceeds from the sale of the remainder of HSG. The Company's ability to access the PNC facility is contingent on its compliance with the financial and other covenants and terms of that facility. If the Company is in violation of the PNC facility, or does not have sufficient eligible accounts receivable to support the level of borrowings it needs, the Company will be unable to draw on the facility. The Company has entered into a definitive agreement to sell its domestic lodging systems business and its international hospitality operations for $10.0 million in cash. The Company closed on the domestic lodging systems business and two of its seven international hospitality businesses in October 2000 and received $8.5 million. The Company expects to receive the remaining $1.5 million in the fourth quarter. On October 27, 2000, the Company executed a definitive stock purchase agreement to sell its restaurant solutions business for approximately $10.8 million. The transaction includes the sale of Squirrel Systems, Inc. and Squirrel Systems of Canada Ltd., which are components of HSG. In exchange for the cash, the purchasers will receive all of the outstanding shares of stock of both Squirrel subsidiaries. The parties expect the transaction to close in the fourth quarter of 2000. While the Company expects to be able to close both of these transactions, there can be no assurance that either or both of the transactions will close.

The Company's ability to meet its long-term capital needs may be subject to factors outside its control. Specifically, unless the price of the Company's common stock increases so that holders of the Company's convertible debt are likely to convert such debt into common stock, the Company will be required to restructure that debt or use available cash, if any, or borrowings under our line of credit, if available, to repay such debt beginning in July 2001. The principal amount of the convertible debt outstanding at November 10, 2000 was $7.0 million. There can be no assurance that these financing sources or other sources will be available to meet the Company's needs at that time.

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

Interest Rate Risks

The Company's debt at September 30, 2000, primarily carries interest rates which vary with the "prime rate". Accordingly, any increases in the "prime rate" will reduce the Company's earnings. A 1.0% increase in the prime rate on the Company's $5.0 million of bank debt at September 30, 2000 would result in an annual expense increase of approximately $50,000.

Foreign Currency Risks

At September 30, 2000 the Company had foreign currency denominated assets and liabilities included in net assets of discontinued operations of approximately $7.7 million and $2.7 million, respectively.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not a party to any legal proceedings other than ordinary routine proceedings incidental to its business. The Company does not expect these legal proceedings, either individually or in the aggregate, to have a material adverse effect on the Company's business, results of operations or liquidity.

Item 2.  Changes in Securities

         On September 29, 2000, the Company amended its Articles of Incorporation to increase the Company's authorized shares of common stock from 50,000,000 shares of common stock to 100,000,000 shares of common stock.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders


         The annual meeting of stockholders of the Company was held on September 29, 2000, and the following matters were voted on at that meeting:

         1. A proposal to approve the Second Amended and Restated Agreement and Plan of Merger, dated July 27, 2000, among the Company, Solemn Acquisition Corporation and Cereus Technology Partners, Inc. and the transactions it contemplates. The results were as follows:

                  15,052,759 FOR         37,555 AGAINST         30,491  ABSTAIN

         2. A proposal to approve an amendment to the Company's articles of incorporation to increase the authorized common stock from 50,000,000 shares to 100,000,000 shares, par value $.01 per share. The results were as follows:

                  14,796,847 FOR        267,174 AGAINST          56,784 ABSTAIN

         3. A proposal to approve an amendment to the Company's articles of incorporation to change the Company's name to Verso Technologies, Inc. The results were as follows:

                  14,982,836 FOR         89,663 AGAINST          48,306 ABSTAIN

         4. A proposal to elect five nominees to the Company's board of directors to serve until the earlier of the expiration of their terms or the consummation of the merger with Cereus. The results were as follows:

                                                             AUTHORITY
           DIRECTOR                      FOR                 WITHHELD
-------------------------------    -----------------     ------------------
James C. Barnard                         23,511,792                108,671
Patrick J. Dirk                          23,524,520                 95,943
William P. O'Reilly                      23,335,655                284,808
Stephen E. Raville                       23,430,816                189,647
William G. Taylor                        23,544,520                 75,943

         5. A proposal to adopt the Company's 1999 Employee Stock Purchase Plan. The results were as follows:

                           14,700,436 FOR   277,161 AGAINST   143,208 ABSTAIN

         Each of the foregoing proposals was set forth and described in the Notice of Annual Meeting and Joint Proxy Statement/Prospectus of the Company dated August 30, 2000, filed with the Commission as part of the Company's Registration Statement on Form S-4 (No. 333-43224).


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  See Exhibit Index appearing elsewhere herein, which is incorporated by reference.

         (b)      Reports on Form 8-K.

                  The Company filed three reports on Form 8-K during the quarter ended September 30, 2000.

                  1. The first report was dated July 27, 2000 and reported under Item 5 (Other Events) that the Company had (i) issued a press release announcing its preliminary second quarter results and that it would begin reporting its hospitality segment as discontinued operations and (ii) closed the sale of $4.0 million of its convertible subordinated debentures.

                  2. The second report was dated July 19, 2000 and included in Item 7 (Financial Statements and Exhibits) restated financial statements, restated Management's Discussion and Analysis of Financial Condition and Results of Operation and revised Risk Factors.

                  3. The third report was dated August 30, 2000 and reported under Item 5 (Other Events) that the Company had mailed to its shareholders the joint proxy statement/prospectus soliciting proxies for the merger with Cereus.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VERSO TECHNOLOGIES, INC.




Date: November 13, 2000           /s/ Juliet M. Reising
                                  -------------------------------------------
                                  Executive Vice President and Chief Financial
                                  Officer
                                  (duly authorized signatory and
                                  Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


----------------------------------------------------------------------------------------------------------------------

    EXHIBIT NUMBER                                        ITEM                                     METHOD OF FILING

----------------------------------------------------------------------------------------------------------------------
10.1                     Second Amended and Restated Registration Rights Agreement dated as of    Filed herewith
                         August 31, 2000 between the Registrant and Cereus Technology Partners,
                         Inc.
----------------------------------------------------------------------------------------------------------------------
10.2                     Second Amended and Restated Non-Negotiable Subordinated Convertible      Filed herewith
                         Promissory Note dated August 31, 2000 by the Registrant in favor of
                         Cereus Technology Partners, Inc.
----------------------------------------------------------------------------------------------------------------------
10.3                     Amendment No. 2 to Bridge Loan and Security Agreement dated as of        Filed herewith
                         August 31, 2000 between the Registrant and Cereus Technology Partners,
                         Inc.
----------------------------------------------------------------------------------------------------------------------
10.4                     Executive Employment Agreement dated as of September 29, 2000 between    Filed herewith
                         the Registrant and Steven A. Odom.
----------------------------------------------------------------------------------------------------------------------
10.5                     Executive Employment Agreement dated as of September 29, 2000 between    Filed herewith
                         the Registrant and James M. Logsdon.
----------------------------------------------------------------------------------------------------------------------
10.6                     Executive Employment Agreement dated as of September 29, 2000 between    Filed herewith
                         the Registrant and Juliet M. Reising.
----------------------------------------------------------------------------------------------------------------------
10.7                     Warrant to purchase 1,750,000 shares of Common Stock of the Registrant   Filed herewith
                         dated September 29, 2000, issued to Steven A. Odom.
----------------------------------------------------------------------------------------------------------------------
10.8                     Warrant to purchase 875,000 shares of Common Stock of the Registrant     Filed herewith
                         dated September 29, 2000, issued to James M. Logsdon.
----------------------------------------------------------------------------------------------------------------------
10.9                     Warrant to purchase 665,000 shares of Common Stock of the Registrant     Filed herewith
                         dated September 29, 2000, issued to Juliet M. Reising.
----------------------------------------------------------------------------------------------------------------------
10.10                    Warrant to purchase 300,000 shares of Common Stock of Cereus             Filed herewith
                         Technology Partners, Inc. dated August 21, 2000, issued to Steven A.
                         Odom.
----------------------------------------------------------------------------------------------------------------------
10.11                    Warrant to purchase 100,000 shares of Common Stock of Cereus             Filed herewith
                         Technology Partners, Inc. dated August 21, 2000, issued to James M.
                         Logsdon.
----------------------------------------------------------------------------------------------------------------------
10.12                    Warrant to purchase 350,000 shares of Common Stock of Cereus             Filed herewith
                         Technology Partners, Inc. dated August 21, 2000, issued to Juliet M.
                         Reising.
----------------------------------------------------------------------------------------------------------------------
10.13                    Warrant to purchase 250,000 shares of Common Stock of Cereus             Filed herewith
                         Technology Partners, Inc. dated August 21, 2000, issued to Juliet M.
                         Reising.
----------------------------------------------------------------------------------------------------------------------
10.14                    Warrant to purchase 50,000 shares of Common Stock of Cereus Technology   Filed herewith
                         Partners, Inc. dated August 21, 2000, issued to Peter Pamplin.
----------------------------------------------------------------------------------------------------------------------
10.15                    Stock Purchase Agreement dated as of October 26, 2000 between Squirrel   Filed herewith
                         Systems, Inc., a wholly owned subsidiary of the Registrant, Squirrel
                         Systems of Canada Ltd., and SQS Acquisitions Inc. (Exhibits and
                         schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules).
----------------------------------------------------------------------------------------------------------------------
10.16                    Agreement for the Purchase and Sale of Assets between AremisSoft         Filed herewith
                         Corporation, the Registrant and Eltrax Hospitality Group, Inc. dated as of September 28, 2000. (Exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules).
----------------------------------------------------------------------------------------------------------------------
27                       Financial Data Schedule (for SEC use only)                               Filed herewith
----------------------------------------------------------------------------------------------------------------------

                                       24