Form 10-K405
period 2000-12-31
VERSO TECHNOLOGIES INC
filed 2001-03-30
CIK 797448

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-22190
                            VERSO TECHNOLOGIES, INC.
                  (Name of issuer as specified in its charter)

                  MINNESOTA                             41-1484525
       (State or other jurisdiction of          (I.R.S. Employer I.D. No.)
        incorporation or organization)

 400 GALLERIA PARKWAY, SUITE 300, ATLANTA, GA             30339
   (Address of principal executive offices)             (Zip Code)

                   (Issuer's telephone number)  678-589-3500

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

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 9, 2001, 50,714,946 shares of Common Stock of the registrant were outstanding, and the aggregate market value of the common stock of the registrant as of that date (based upon the last reported sale price of the Common Stock reported on that date by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and officers, was $67,098,338.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Company's Proxy Statement for its Annual Meeting of Shareholders currently scheduled to be held June 6, 2001 (the "2001 Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     EACH FORWARD-LOOKING STATEMENT REFLECTS OUR CURRENT VIEW OF FUTURE EVENTS AND IS SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY RESULTS EXPRESSED OR IMPLIED BY OUR FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS EXPRESSED OR IMPLIED BY ANY FORWARD-LOOKING STATEMENTS INCLUDE GENERAL NATIONAL AND WORLDWIDE ECONOMIC CONDITIONS, OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN AND MANAGE OUR GROWTH, THE ACCEPTANCE AND INCREASED USE OF THE INTERNET AND INTERNET-BASED BUSINESS SOLUTIONS, RAPID TECHNOLOGICAL AND REGULATORY CHANGES IN THE INDUSTRY WE SERVE, OUR UNCERTAIN REVENUE GROWTH, THE ABILITY TO IDENTIFY APPROPRIATE BUSINESSES TO ACQUIRE AND EFFICIENTLY INTEGRATE THOSE ACQUIRED BUSINESSES, COMPETITION AND OTHER FACTORS DISCLOSED IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. ALL SUBSEQUENT FORWARD-LOOKING STATEMENTS RELATING TO THE MATTERS DESCRIBED IN THIS DOCUMENT AND ATTRIBUTABLE TO US OR TO PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS. WE HAVE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE, EXCEPT AS REQUIRED BY APPLICABLE FEDERAL SECURITIES LAWS, AND WE CAUTION YOU NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.

ITEM 1.  BUSINESS

GENERAL

     Verso Technologies, Inc., a Minnesota corporation (herein referred to as we, us, the Company or Verso), is a provider of technology infrastructure solutions that power complex business environments. The Company's headquarters is located at 400 Galleria Parkway, Suite 300, Atlanta, GA 30339 and its telephone number is (678) 589-3500. The Company maintains a worldwide web address at www.verso.com.

     The Company was incorporated in Minnesota on March 20, 1984. Originally, the Company was engaged in two businesses: (1) the distribution of high density magnetic stripe plastic cards to store information used in patient admissions to health care facilities (the "Health Card Business"), and (2) a digital image archiving business, specializing in digitizing and archiving X-ray film and other medical information images (the "Imaging Business").

     In 1996 as part of a strategic re-focusing of its business, the Company acquired two data communication companies and sold the Imaging Business and the Health Card Business. Also in 1996, the Company changed its fiscal year-end to a calendar year.

     In 1997, the Company made five additional acquisitions, adding service offerings in the data communications business. Also during 1997, the Company began focusing its efforts on its end user network systems business, as well as on its entry into the network monitoring and management business.

     In 1998, the Company acquired Encore Systems, Inc., Global Systems and Support, Inc. and Five Star Systems, Inc. (collectively, the "Encore Group"). The Encore Group provided software and technology services to the hospitality industry, including industry leading customer response center services.

     In 1999, the Company merged with Sulcus Hospitality Technologies Corp. ("Sulcus"). Sulcus develops, manufactures, markets and installs computerized systems primarily intended to automate hospitality industry property management systems, in addition to the Squirrel point-of-sale system for the restaurant industry. Also, in 1999, the Company merged with Windward Technology Group, Inc. ("Windward"). Windward focuses on the application development market, with added networking and network management services. The Sulcus and Windward mergers were accounted for as poolings-of-interest and, accordingly, all financial information has been restated to give effect to the mergers as if they occurred as of the beginning of the earliest period presented.

     In October 1999, the Company's Board of Directors made a strategic decision to position the Company to better take advantage of key trends in the information technology marketplace, including the continued growth of network services management and increased emphasis by organizations on customer care. Given these trends, the Board believed that focusing the Company's product development and marketing resources on promoting and growing its technology services portfolio was in the best interest of the Company's shareholders. As a result, the Company was reorganized into two distinct operating groups: the Technology Services Group and the Hospitality Services Group. The Technology Services Group offers application and network design, enterprise application integration, network management, support and maintenance, customer response center services, enterprise management system solutions and application services. The Hospitality Services Group is comprised of the Company's lodging business, its restaurant solutions business, and its energy management business.

     In March 2000, after consulting its financial advisors regarding the strategic direction of the Company's business, the Company's Board of Directors decided to explore the sale of all or a portion of the Company's Hospitality Services Group. In July 2000, the operations of the Hospitality Services Group were classified as discontinued operations, and the subsequent sales of each of the operating units of the Hospitality Services Group occurred in late 2000 and early 2001.

     In September 2000, the Company merged with Cereus Technology Partners, Inc. ("Cereus"). Cereus provides end-to-end e-business and B2B technology solutions, including eBusiness strategy, network consulting and hosting and application integration. In connection with the merger with Cereus, the combined Company changed its name to Verso Technologies, Inc.

     In November of 2000, Verso completed its acquisition of MessageClick, Inc. ("MessageClick"), a provider of Internet-based unified communications services.

     Currently, the Company is engaged in delivering best-of-breed software and services that ensure the reliability, scalability and availability of complex business environments. Verso's solutions include enterprise management systems, enterprise application integration, business applications and customer response center services, each designed to integrate the people, processes and platforms that keep businesses operating efficiently. The Company continues to identify opportunities to acquire high growth proprietary applications, such as the recent acquisition of MessageClick's unified communications services. Based on each client's needs, Verso plans, builds and runs infrastructure solutions that improve efficiency, speed and/or customer service capabilities.

  The Verso Methodology

     Verso has developed its product and service offerings based on its proprietary Plan, Build, Run methodology. Through this methodology, Verso seeks to seamlessly integrate its clients' people, business processes and chosen technology to maximize the client's overall technology investment.

     PLAN

     - Comprehensive assessment and needs analysis. >Verso consultants work directly with the client to define measurable business objectives and develop a strategy to achieve these objectives.

     - Network and application design and specification. Verso consultants define the scope of the solution, design the solution based on the derived specifications and create a prototype that incorporates the elements of the solution.

     - Network operations optimization and simulation. Once the prototype is completed, the prototype is tested to ensure the optimal functionality of the new solution.

     BUILD

     - Infrastructure and project-based installation management. Once all testing is complete, Verso consultants organize and manage the necessary resources for the implementation and integration phase of the solution.

     - Development of custom network and application solutions. Using the specifications and prototypes developed above Verso consultants develop the desired solution.

     - Component fulfillment with "best-of-breed" products. Verso consultants select the appropriate hardware and software products for effective solution deployment.

     - Implementation and integration of solution into existing IT infrastructure. Verso's highly trained network and application specialists implement and integrate the new solution into the existing IT infrastructure.

     RUN

     - Comprehensive training. Verso provides the management and personnel of its clients with concept-of-operations training concentrating on understanding newly implemented network systems and applications.

     - Hosting solutions. Verso provides secure remote hosting of applications thereby reducing the costs associated with on-site hosting and maintenance.

     - Maintenance and monitoring services. Verso provides a comprehensive suite of client support functions that ensure that the Company's solutions achieve the predetermined level of service that the Company is contractually obligated to deliver.

     - Help desk support. Verso provides 24x7 x365 technical support to address all troubleshooting and maintenance services.

PRODUCTS AND SERVICES

     Verso delivers client success by helping its customers overcome challenges related to customer service, speed of delivery and operating efficiencies. Verso applies its Plan, Build, Run methodology across a client's people, processes and chosen technology, deploying tools that integrate the different components of a client's business.

  Enterprise Management Systems (EMS)

     Verso's EMS solutions offer real time management tools that give the Company's customers more control over their technology infrastructure and more insight into overall system performance. By enabling customers to view all systems at once, in real time, Verso allows the customer to analyze current systems and to predict future performance and service capacity.

     Verso plans and builds management platforms that enable an end-to-end view across a client's entire platform, ensuring the delivery of network-based services. Verso builds service and performance management frameworks that enable the client to recognize potential problems before they occur.

     To provide comprehensive EMS solutions to customers, Verso partners with best of breed software providers. In March of 2001, Verso was named "Best Partner in Revenue" by InfoVista, a global provider of advanced software, which monitors, analyzes and reports on the performance, availability and quality of service of information technology structure. Verso is also currently the largest reseller of Micromuse's Netcool(R) software suite. Micromuse is a provider of real-time fault management and service assurance software. Verso derives both product and service revenue from implementing EMS solutions by reselling these best-of-breed software packages to customers and then providing the network and managed service integration of the software, comprehensive training, and support services.

     Verso's EMS solutions portfolio includes:

          Fault and Event Management. Verso's dynamic enterprise management solutions provide a real-time snapshot of a customer's network operations. By enabling a customer's system to detect, process, display and act on fault or event information from all of its network elements, Verso enables the customer to make real-time decisions to isolate and repair problems before they affect the customer's entire network.

          Element Management and Integration. Verso's Element Management and Integration services enable a customer to configure, monitor and troubleshoot specific network elements though a single, cohesive system. By enabling a customer's network operations team to deploy technical resources more effectively and efficiently, Verso's Element Management and Integration quickly maximizes the return on the client's technology investment.

          Performance and Service Level Reporting. Verso's Performance Management and Service Level Reporting give a customer the tools it needs to analyze its network infrastructure and more effectively predict service capacity and improve business-critical performance across its network.

          Automated Network Alarm Notification. Verso's Automated Network Alarm Notification integrates leading network management applications with a comprehensive library of pre-built behavior models and best practices for specific components. By automating the process, Verso reduces network alarms and the time it takes to respond to them.

          Service Desk Manager(TM). Built on Remedy's Action Request System, Verso's proprietary Service Desk Manager(TM) captures event streams that are triggered from Verso's service management system. By empowering NOC technicians and managers to maintain complete control over the management of their networks, Verso enables the client's network operators to ensure that customers are receiving superior service and support.

  Enterprise Application Integration (EAI)

     Verso's Enterprise Application Integration solutions create a virtual bridge between disparate applications, linking a customer's entire technology infrastructure and pulling silos of data together in real time. Linking a customers's help desk to its billing application and enabling its sales force automation tool to "talk" to the provisioning software brings data from around the organization together to create a single view of the customer. With Verso's EAI solutions, businesses have the power to think and move faster, with the assurance that strategic decisions are being made based on timely information.

     Verso's business analysts and architects evaluates a customer's business processes and technology infrastructure and deploys a flexible, adaptable EAI solution that enables collaboration across a client's people, processes and platforms. Using packaged, best of breed middleware tools such as IBM MQ Series(TM), Microsoft MSMQ(TM) and Vitria's BusinessWare(R), Verso's EAI experts deploy the appropriate middleware product, taking responsibility for all services related to the implementation, which includes providing the integration, education and training , consulting and customer response center services to the customer.

  Business Applications

     Verso plans, builds and runs best-of-breed applications that automate the workflow and processes that support the key departments of the customer's organization. Verso's Business Applications Practice focuses on deploying best of breed applications such as Seibel's CRM suite, E.piphany's E5 CRM Suite, Great Plains Financial Suite, Verso's MessageClick(TM) Unified Communications and Niku Professional Services Suite. Verso provides its customers solutions, and derives service revenue, by delivering business application infrastructures that enable the client to leverage the power of its people, its network and its customers.

     Verso's MessageClick(TM) is the Company's unified communications offering that provides a single number service for all email, fax and voice mail to each employees' desktop. The application also provides a single number "follow me" service that allows the user to distribute one contact number that will find the user at the office, cell phone, home phone, etc. With the ability to be reached anywhere, anytime, sales forces, executives and mobile workers can more efficiently manage their daily communications while simultaneously providing a higher level of service to their customers. The application particularly benefits service providers who are seeking to differentiate themselves in the marketplace and increase customer retention.

     MessageClick also provides automated fax and fax broadcast services, allowing the MessageClick customer to automate work processes and efficiently service customer inquiries. MessageClick's fax solutions platform allows service providers to build automated fax functionality into their existing networks or applications. MessageClick manages call termination and a carrier class fax network, freeing up the service provider to focus on its core competency. The scalable, automated fax solutions platform gives service providers the ability to address increasing customer demand for automated point-to-point and broadcast faxing without deploying and managing a costly fax network.

  Customer Response Center Services

     With an increasing number of customer touch points now being facilitated through email, fax and web channels, technology has become an increasingly important part of providing customer service.

     Since 1984, Verso has been delivering technical customer response center services to hospitality, telecommunications, and financial services clients who want to ensure that their Internet and e-commerce initiatives deliver a consistent, positive end-user experience. Based on each customer's specific business goals, Verso's flexible and cost-effective programs can be designed to support a variety of needs, from short-term system upgrades and product launches to long-term help desk outsourcing. It is the Company's mission to deliver fast, effective and cost efficient technical customer service that ensures a quality end-user experience with every customer-to-technology interaction.

     Verso's in-house facility is equipped with CTI contact handling systems and web-based CRM that integrates phone, fax, web and chat, allowing Verso to deliver seamless, multi-level support, including problem resolution, problem escalation, skills-based call routing and database management. At each stage of the process, Verso's systems ensure fast, efficient resolution of customer inquiries, and capture valuable transaction data that helps customers enhance their product and service offerings.

     Verso's largest user of its customer response center services is Bass Hotels and Resorts, who has been a Verso customer since 1992. Currently, Verso's IT customer response services provide full-service, 24 hour, seven-day-a-week technical support to more than 21,000 Bass end-users.

STRATEGY

     Verso's objective is to be a leading provider of technology infrastructure solutions that power complex business environments. The Company's mission is to plan, build and run infrastructure solutions that advance the clients' business objectives by improving their efficiency, speed and/or customer service capabilities. The Company's strategy for achieving this objective is as follows:

     - Focus on vertical markets. Based on the Company's expertise, it has concentrated new business development on strategic industries which include, but are not limited to, communication service providers and financial service providers. These are vertical markets in which the Company has significant prior experience deploying IT solutions and in which the Company believes there exists significant opportunity for growth.

     - Exploit possible opportunities within emerging soft-switching technology. The Company believes there is significant growth opportunity in the communication service provider market as that industry is undergoing a paradigm shift from switched circuit technology to IP packet circuit technology. Large switching technology is being replaced by small servers running centralized communication applications, also known as "softswitching", which provides traditional and new features and functions for the end user with applications such as unified messaging. This new technology is being offered to communication service providers at significant cost savings with greater functionality. The Company believes there is a significant opportunity to participate in the transition to IP telephony. The Company believes it is well positioned to succeed in this initiative based on its current core competencies in developing solutions for communication service providers and its ongoing commitment to seek out proprietary applications, such as MessageClick's unified communications solutions, that specifically address this space.

     - Expand service offerings. As Verso continues to penetrate these chosen verticals, it is the Company's intent to add proprietary products and services to its already broad suite of offerings that will add value to these particular customers. The Company has already made strides in this area; the acquisition of MessageClick and its unified communications services provided Verso with its first proprietary product focused on the communications marketplace.

     - Expand strategic alliances. The Company intends to expand strategic relationships with various software developers and industry specialists in order to broaden its client base.

CLIENTS

     Verso has over 2,000 clients from a diverse group of industries. To date, the majority of the Company's customers operate in a range of industries including communications, financial services, retail, education, manufacturing and healthcare. As part of its business plan going forward, the Company will concentrate new business efforts on developing relationships with communication service providers, financial services providers and selected enterprise clients.

     For the year ended December 31, 2000, Bass Hotels & Resorts was the Company's only customer that accounted for more than 10% of the Company's consolidated revenues. The revenues from this customer represented approximately 13% of the Company's consolidated annual revenues for the year ended December 31, 2000. A representative list of the Company's clients includes:

- Bass Hotels &Resorts(R)                  - New South Communications
- Total System Services, Inc.              - NCR Corporation
- Gemini Networks, LLC                     - Terabeam Networks, Inc.
- Fairpoint Communications, Inc.           - E.piphany, Inc.
- Wellpoint Health Networks, Inc.          - General Motors Acceptance Corporation
- Verizon Communications, Inc.             - Grande Communications, Inc
- Trivergent Communications                - Gain Systems, Inc.
- Sprint Corporation                       - E*TRADE Group, Inc.

SALES AND MARKETING

     The Company's sales objective is to achieve broad market penetration by focusing on market segments which have both a high propensity to outsource and to deploy complex, mission-critical software applications and network services. The Company sells its services primarily through a direct sales force of approximately 40 individuals located in 10 cities throughout the United States.

     The Company's marketing organization is responsible for building brand awareness, identifying key target markets and developing innovative services to meet the evolving demands of the marketplace. Another objective of the marketing effort is to stimulate the demand for services through a broad range of marketing communications and public relations activities. Primary communication vehicles include advertising, tradeshows, direct response programs, event sponsorship and websites.

COMPETITION

     The Company competes with national, regional, and local systems integrators, small boutique consulting firms and large professional services firms, and network management providers who bundle their services with software and hardware providers and perform network consulting and management services for the customer.

Verso also competes with companies who provide software and infrastructure that enables incompatible IT systems to exchange information over corporate networks and the Internet. Other customer care organizations offering technical help desk services are the principal competitors of the Company's customer response center services. As the Company develops its ability to compete in the IP telephony arena, it will encounter competition from service providers of voice infrastructure products and providers of switching equipment. Also, although the trend is moving toward outsourcing, most of Verso's current clients have internal information technology departments and could choose to satisfy their network management needs through internal resources rather than by outsourcing them to third-party service providers such as Verso.

TRADEMARKS AND SERVICE MARKS

     The Company regards its copyrights, trade secrets and other intellectual property as critical to its success. Unauthorized use of the Company's intellectual property by third parties may damage its brand and its reputation. Verso relies on trademark and copyright law, trade secret protection and confidentiality and/or license and other agreements with its employees, customers, partners and others to protect its intellectual property rights. Despite precautions, it may be possible for third parties to obtain and use the Company's intellectual property without its authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is still evolving. The laws of some foreign countries do not protect intellectual property to the same extent as do the laws of the United States.

     The Company cannot be certain that its services and the finished products that it delivers do not or will not infringe valid patents, copyrights, trademarks or other intellectual property rights held by third parties. Verso may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of business. Successful infringement claims against the Company may result in substantial monetary liability or may materially disrupt the conduct of its business.

RESEARCH AND DEVELOPMENT

     The Company's only research and development expenses were related to research and development initiatives associated with MessageClick's unified communication services, which were assumed by the Company as a result of the acquisition of MessageClick in November 2000. These expenses totaled approximately $55,000 and were incurred during the fourth quarter of 2000.

EMPLOYEES

     During the third quarter of 2000, the Company began to implement cost savings measures to improve its operational efficiency and financial performance, which included the elimination of approximately 100 positions held by employees. In the first quarter of 2001, the Company continued its effort to lower expenses and further reduced headcount by approximately 70 employees. The Company currently employs approximately 350 full-time employees. As a result of these initiatives, the Company was able to improve its personnel utilization and reduce cash requirements.

     Verso's future success will depend, in part, on its ability to attract and retain qualified employees. To motivate and retain talented employees and to more closely align performance to the creation of shareholder value, the Company has implemented stock options incentive programs. The majority of Verso employees hold incentive stock options in the Company. To date, Verso believes it has been successful in its efforts to recruit and retain qualified employees and that its current relations with its employees are good. No Verso employee is covered by a collective bargaining agreement.

VENDORS

     The Company maintains relationships with a number of suppliers and vendors of software, hardware and equipment. The Company believes that alternative sources are available if current suppliers or vendors are unable to provide adequate quantities of these or other products at acceptable prices.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company is headquartered in Atlanta, Georgia, where it currently leases its principal executive offices. The Atlanta facility is approximately 45,000 square feet, of which 22,500 square feet is used for offices and 22,500 square feet is used for operations. The lease on the Atlanta facility, which expires in February 2010, provides for rent of approximately $104,000 per month, plus a share of operating expenses.

     The Company leases space in a number of other locations in North America, including a 14,000 square foot facility in Raleigh, North Carolina and a 20,000 square foot facility in Reading, Pennsylvania, primarily for technical operations and warehouse space. The Company believes that its leased facilities are adequate to meet its current needs in the markets in which it has begun to deploy its services, and that additional facilities are available to the Company to meet its expansion needs for the foreseeable future.

     The Company also leases (or subleases) certain other facilities that are not material to its business, and it is in the process of terminating such leases (or subleases) or subleasing such facilities to third parties.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2000.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company, their ages and the offices held, as of March 5, 2001, are as follows:

NAME                        AGE                        POSITION
----                        ---                        --------
Steven A. Odom............  47   Chairman and Chief Executive Officer
James M. Logsdon..........  54   President and Chief Operating Officer
Juliet M. Reising.........  50   Executive Vice President, Chief Financial Officer
                                 and Secretary

     Information regarding the business experience of the executive officers is set forth below.

     Steven A. Odom has served as the Chief Executive Officer and a director of the company since September 2000 and as the Chairman of the Board of the company since December 2000. From January 2000 to September 2000, Mr. Odom served as the Chairman of the Board and the Chief Executive Officer of Cereus. From 1994 until June, 1999 Mr. Odom was Chairman of the Board of World Access Inc., a provider of voice, data and Internet products and services around the world. He was Chief Executive Officer of World Access from 1994 until 1998. From 1990 until 1994, Mr. Odom was a private investor in several companies, including World Access and its predecessor. From 1987 until 1990, he was President of the PCS Division of Executone Information Systems in Atlanta, a public company that manufactured and distributed telephone systems. From 1983 until 1987, Mr. Odom was the founder, Chairman and Chief Executive Officer of Data Contract Company, Inc., a manufacturer of telephone switching equipment and intelligent pay telephones. From 1974 until 1983, he served as the Executive Vice President of Instrument Repair Service, a private company founded by Mr. Odom in 1974 that repaired test instruments for local exchange carriers.

     James M. Logsdon has served as the President and Chief Operating Officer and a director of the company since September 2000. From January 2000 to September 2000, Mr. Logsdon also served as the President, Chief Operating Officer and a director of Cereus. From January 1998 to January 2000, Mr. Logsdon served as the Vice President and General Manager of Branch Operations -- East for the Network Services division of

GTE, a global telecommunications company. From January 1991 to December 1997, he served as GTE's Vice President, Sales & Marketing -- Commercial Markets.

     Juliet M. Reising has served as the Executive Vice President, Chief Financial Officer, Secretary and a director of the company since September 2000. Ms. Reising also served as the Executive Vice President, Chief Financial Officer and director of Cereus from March 2000 to September 2000. From February 1999 to March 2000, Ms. Reising served as Chief Financial Officer of MindSpring Enterprises, Inc., an Internet service provider that merged with EarthLink, Inc. in February 2000. From September 1998 to February 1999, Ms. Reising served as Chief Financial Officer of AvData, Inc., a network management services company acquired by ITC DeltaCom, Inc. in 1999. From September 1997 to September 1998, Ms. Reising was Vice President and Chief Financial Officer for Composit Communications International, Inc., an international software development company. From August 1995 to September 1997, she was Vice President and Chief Financial Officer of InterServ Services Corporation, which was merged with Aegis Communications, Inc. in 1997. Ms. Reising started her career with Ernst & Young LLP in Atlanta, Georgia, where she received her certified public accountant license.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq National Market under the symbol "VRSO". Prior to October 1, 2000, the Company's common stock was traded on the Nasdaq National Market under the symbol "ELTX". The Company moved from the Nasdaq Small Cap Market to the Nasdaq National Market on February 17, 2000. The following table sets forth the quarterly high and low sales prices for the Company's common stock for the years ended December 31, 2000 and 1999, as reported by Nasdaq. The prices set forth below do not include adjustments for retail mark-ups, markdowns or commissions and represent inter-dealer and do not necessarily represent actual transactions.

                                                                HIGH          LOW
                                                              --------      -------
YEAR ENDED DECEMBER 31, 2000:
  First Quarter.............................................  $19.7500      $7.6250
  Second Quarter............................................   13.7500       4.1250
  Third Quarter.............................................    6.5625       3.7500
  Fourth Quarter............................................    5.1250       1.0625
YEAR ENDED DECEMBER 31, 1999:
  First Quarter.............................................  $ 6.1250      $3.8125
  Second Quarter............................................    5.0000       3.3750
  Third Quarter.............................................    4.4375       3.1250
  Fourth Quarter............................................    9.5000       3.3750

     As of December 31, 2000, there were approximately 3,560 shareholders of record. The Company has never paid cash dividends on its common stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's current credit facility prohibits the payment of cash dividends on its common stock.

     In connection with the acquisition of MessageClick in November 2000, the Company issued an aggregate of 1,191,341 shares of its common stock (248,139 shares of which are being held in escrow to satisfy certain indemnification claims that the company may make), and warrants to purchase an aggregate of 181,901 shares of its common stock, which warrants may be exercised from time to time at any time after their issuance until November 22, 2005 at an initial exercise price of $4.03 per share. In addition, the Company issued 214,582 shares of its common stock to satisfy certain amounts owing by MessageClick. The securities issued in connection with this acquisition were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption in Section 4(2) of the Securities Act.

     Also in November 2000 in connection with the acquisition of MessageClick, the Company issued and sold to certain investors the company's 7.50% Convertible Debentures in an aggregate principal amount of $4,500,000 due November 22, 2005 (the "Debentures") and warrants to purchase up to 1,000,000 shares of the Company's common stock (the "Warrants") pursuant to that certain Convertible Debenture and Warrant Purchase Agreement (the "Purchase Agreement") dated as of October 31, 2000 between the Company and the investors signatory thereto (each such investor is a "Purchaser" and all such investors are, collectively, the "Purchasers").

     The Debentures obligate the Company to pay the principal amount of $4,500,000 by November 22, 2005, or at such earlier time as the Debentures are required or permitted to be repaid pursuant to their terms, and interest on the unpaid principal amount at a rate of 7.50% per annum, payable in arrears. The Debentures may be converted, at the option of the holder of such Debenture or, under certain circumstances, the Company into shares of its common stock at an initial conversion price of $4.50, subject to adjustment according to the terms of the Debentures.

     Each Purchaser also purchased a Warrant to purchase a number of shares of Company common stock initially equal to the initial number of shares of common stock into which such Purchaser's Debenture is convertible. Each Warrant is immediately exercisable at an initial exercise price of $7.50 per share of Company common stock (subject to adjustment according to the terms of the Warrants) and terminates on November 22, 2005.

     The securities issued pursuant to the Purchase Agreement were issued without registration under the Securities Act in reliance upon the exemption in Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's financial statements and related notes thereto, in Item 14 hereof, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 hereof. The statement of operations data and the balance sheet data have been derived from the audited consolidated financial statements of the Company. The historical results are not necessarily indicative of future results. All amounts in thousands except per share data.

                                                             YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                 2000(B)    1999(C)    1998     1997(D)     1996
                                                 --------   -------   -------   --------   -------
STATEMENT OF OPERATIONS DATA(A):
Revenue........................................  $ 65,868   $61,685   $52,605   $ 49,934   $29,731
(Loss) income from Continuing Operations.......   (40,535)   (5,884)   (1,764)   (10,193)     (858)
(Loss) income from Continuing Operations per
  Common Share -- basic and diluted............     (1.56)     (.25)     (.08)      (.57)     (.11)
BALANCE SHEET DATA:
Total Assets (e)...............................   166,863    56,054    69,981     63,697    64,019
Long-term Obligations..........................     3,153        54     3,341      1,408        --

---------------

(a) Includes the continuing operations of the following companies acquired by the Company from their respective dates of acquisition: Nordata, Inc. and Rudata, Inc. (together, "Datatech") (May 17, 1996), Four Corners Technology, Inc. (July 1, 1997), Hi-Tech Connections, Inc. (August 1, 1997), DataComm Associates, Inc., Midwest Telecom Associates, Inc. (October 31, 1997), Encore Systems, Inc. (September 1, 1998), Cereus Technology Partners, Inc. (September 29, 2000) and MessageClick, Inc. (November 22, 2000). The results of Sulcus, Windward, Atlantic Network Systems, Inc. ("ANS") and EJG Techline Incorporated ("Techline") have been included for all periods presented. These four companies merged with the Company on March 26, 1999, March 31, 1999, October 31, 1996 and May 17, 1997, respectively, in transactions accounted for as poolings-of-interests. On January 31, 1997, the Company acquired certain assets of the MST Distribution Business ("MST") from MRK Technologies, LTD.
(b) The 2000 loss from continuing operations includes $11.5 million in goodwill amortization and $608,000 in amortization of deferred compensation primarily related to acquisitions during 2000, $2.0 million in loss on asset abandonment, $1.5 million in reorganization costs and $1.0 million in non-cash interest expense primarily related to the amortization of the discount on convertible subordinated debentures and loan fees.
(c) The 1999 loss from continuing operations includes $713,000 in merger-related transaction and reorganization costs and $1.4 million in goodwill amortization.
(d) The 1997 loss from continuing operations includes $5.7 million in asset impairments and $1.3 million in income taxes resulting from the recognition of a full valuation allowance on deferred tax assets of Verso.
(e) Total assets for 2000 includes $120.5 million in net intangibles primarily related to acquisitions during 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company historically operated through two separate business units: the Technology Services Group and the Hospitality Services Group ("HSG"). On July 19, 2000, the Company's Board of Directors authorized the disposal of HSG. Accordingly, HSG is reported as a discontinued operation and the consolidated financial statements have been reclassified to segregate the net assets and operating results of this business segment. During the year ended December 31, 2000, the Company recorded an estimated loss on disposal of discontinued operations of approximately $11.0 million, which included an estimate of future operating losses of $4.3 million, in connection with the anticipated disposal of HSG.

     In 2000, the Company acquired two businesses in transactions accounted for as purchases. On September 29, 2000, The Company acquired Cereus in a merger transaction, and on November 22, 2000, the company acquired MessageClick in a merger transaction. Accordingly, the results of operations of Cereus and MessageClick are included in the Company's results of operations from their respective dates of acquisition.

     In 2000, the Company announced a reorganization as a part of its effort to improve operational efficiencies and financial performance and eliminated 100 positions held by employees. As a result of the reorganization, the Company recorded reorganization costs of $1.5 million. The Company expects the reduction in workforce, along with other cost reduction initiatives implemented, will result in approximately $12.0 million in annualized cash savings.

     In 1999, the Company acquired Sulcus Hospitality Technologies Corp. (included in discontinued operations) and Windward Technology Group, Inc. in transactions accounted for as poolings-of-interests and relocated its headquarters to Atlanta, Georgia.

     The Company believes that foregoing events significantly affect the comparability of the Company's results of operations from year to year. You should read the following discussion of the Company's results of operations and financial condition in conjunction with the Company's consolidated financial statements and related notes thereto included in Item 14 of this Form 10-K.

RESULTS OF OPERATIONS

FISCAL YEAR 2000 COMPARED WITH FISCAL YEAR 1999

     For the year ended December 31, 2000, the Company's net loss totaled $55.5 million, or $2.14 per share, compared with net loss of $9.8 million, or $.41 per share, for 1999. The 2000 results included $11.5 million in goodwill amortization and $608,000 in amortization of deferred compensation primarily related to purchases during 2000, $2.0 million in loss on asset abandonment, $1.5 in reorganization costs and a loss from discontinued operations of $14.9 million. The 1999 results included $713,000 of merger-related transaction and reorganization costs, $1.4 million in goodwill amortization and a $4.0 million loss from discontinued operations.

  Continuing Operations

     For the year ended December 31, 2000, the Company's net loss from continuing operations totaled $40.5 million, or $1.56 per share, compared with a net loss of $5.9 million, or $.25 per share, for 1999. The 2000 results included $11.5 million in goodwill amortization and $608,000 in amortization of deferred compensation primarily related to purchases during 2000, $2.0 million in loss on asset abandonment and $1.5 in non-recurring reorganization costs. The 1999 results included $713,000 of merger-related transaction and reorganization costs and $1.4 million in goodwill amortization.

     Total revenue was $65.9 million in the year ended December 31, 2000, reflecting a 6.8% increase from 1999. Services revenue was $33.5 million in the year ended December 31, 2000, reflecting a 37.9% increase from 1999. Products revenue was $32.4 million in the year ended December 31, 2000, reflecting a 13.4% decrease from 1999. Gross profit decreased by $1.4 million in the year ended December 31, 2000, and was 19.8% percent of revenue, compared with 23.5% of revenue in 1999. The decrease in the gross profit percentage in the year ended December 31, 2000, was attributable to lower margins in both services and products. The lower margin in services was due primarily to the under-utilization of available consultants during the first half of the year. The lower margin in products was due to a higher mix of low margin hardware sales in the first half of the year.

     Total operating expenses incurred in continuing operations for the year ended December 31, 2000, were $52.3 million, an increase of $32.0 million compared to 1999. The increase is primarily attributable to the following items:
$17.1 million increase in sales, general and administrative expenses, $1.3 million increase in depreciation expense, $10.1 increase in goodwill amortization, a loss on asset abandonment of $2.0 million, an increase in reorganization cost of $1.0 million and amortization of deferred compensation of $608,000. The increase in sales, general and administrative expenses resulted primarily from increased personnel and related costs, including those incurred in connection with the Company's investment in its Application Services Provider ("ASP") initiatives, and increased marketing, finance, human resources and facilities costs related to promoting and supporting the Company's new strategic direction. The increase in depreciation expense is related to the purchase of furniture and equipment of approximately $7.1 million during 2000 as well as the increased depreciation related to the assets acquired in the Cereus and MessageClick acquisitions. Approximately $9.6 million of the increase in goodwill amortization and $608,000 in amortization of deferred compensation related to the Cereus merger. During 2000, the Company decided to replace software used internally and recorded a loss on asset abandonment of $2.0 million. In the second quarter of 2000, the Company announced a reorganization as a part of its effort to improve operational efficiencies and financial performance and eliminated 100 positions held by employees. As a result of the reorganization, the Company recorded reorganization costs of $1.5 million of which $556,000 was non-cash charges related to common stock issued and the intrinsic value of options previously issued to employees with accelerated vesting and extended exercise dates.

     In 1999, in connection with the Company's relocation of its headquarters to Atlanta, Georgia the Company recorded reorganization costs of $462,000 related to recruiting and relocation of personnel. Also in 1999, the Company acquired two businesses in transactions accounted for as poolings-of-interests and the Company recorded merger-related transaction costs totaling $251,000 in connection with these acquisitions. As a percent of revenue, operating expenses from continuing operations were 55.7% during the year ended December 31, 2000 (excluding the goodwill amortization and amortization of deferred compensation related to purchases during 2000, loss on asset abandonment and reorganization costs), up from 31.8% in 1999 (excluding merger-related transaction and reorganization costs).

  Discontinued Operations

     Loss from discontinued operations was $14.9 million for the year ended December 31, 2000 compared with a loss of $4.0 million for the same period in 1999. The 2000 loss included a loss from discontinued operations of $3.9 million and an estimated loss on disposal of $11.0 million compared to a loss from discontinued operations of $4.0 million for 1999. The estimated loss included a reduction in asset values of approximately $6.7 million and a provision for anticipated closing costs and operating losses until disposal of approximately $4.3 million. The results of the six months ended December 31, 2000 were included in the estimated loss on discontinued operations recorded during the second quarter of 2000. In December 2000, the Company completed the sale of its domestic lodging business and international hospitality business for aggregate proceeds of $10.0 million. The Company sold its restaurant solutions business for aggregate proceeds of $8.5 million in January 2001. Operating losses from discontinued operations totaled approximately $8.2 million for the year ended December 31, 2000. Loss on disposal of the assets of the discontinued operations totaled approximately $6.7 million. There are no material contingencies related to the disposal of the assets of the discontinued operations.

FISCAL YEAR 1999 COMPARED WITH FISCAL YEAR 1998

     For the year ended December 31, 1999, the Company's net loss totaled $9.8 million, or $.41 per share, compared with net loss of $6.5 million, or $.29 per share, for 1998. The 1999 results included $713,000 of merger-related transaction and reorganization costs. These charges consisted primarily of costs related to the recruitment and relocation of management and administrative personnel to Atlanta, Georgia and legal accounting and other fees associated with the merger with Windward Technology Group on March 31, 1999.

  Continuing Operations

     For the year ended December 31, 1999, the Company's net loss from continuing operations totaled $5.9 million, or $.25 per share, compared with $1.8 million, or $.08 per share, for 1998. The 1999 results included $713,000 of merger-related transaction and reorganization costs.

     Total revenue from continuing operations was $61.7 million in the year ended December 31, 1999, reflecting a 17.3% increase from 1998. The comparability of revenue was affected by the inclusion of Encore System's operations beginning in September 1998. This favorable impact was offset by reduced distribution sales, including the effect of the closure of the Company's Datatech subsidiary and discontinuation of its distribution operations in the first quarter of 1998. Gross profit increased by $1.4 million in the year ended December 31, 1999, and was 23.5% percent of revenue, compared with 24.9% of revenue in 1998. The decrease in the gross profit percentage in the year ended December 31, 1999, was attributable to lower margins in both services and products. The lower margin in services was due primarily to the underutilization of available consultants during the last half of the year. The lower margin in products was due to a greater emphasis on revenue versus margin in the last half of the year.

     Total operating expenses incurred in continuing operations for the year ended December 31, 1999, were $20.4 million, an increase of $5.3 million compared to 1998. Excluding merger-related transaction and reorganization costs totaling $713,000 in 1999, total operating expenses from continuing operations, excluding depreciation and amortization, increased $3.7 million compared to 1998. The increase resulted primarily from the inclusion of the customer care operations of Encore Systems, Inc. for a full year, increased personnel and related costs, including those incurred in connection with the Company's investment in its Application Services Provider ("ASP") initiatives, and increased marketing, finance, human resources and facilities costs related to promoting and supporting the Company's new strategic direction. Depreciation and amortization expense during the year ended December 31, 1999, also increased operating expenses by approximately $900,000. The increase in depreciation and amortization expense is related to the purchase of Encore Systems, Inc in September 1998. As a percent of revenue, operating expenses from continuing operations were 31.8% during the year ended December 31, 1999 (excluding merger-related transaction and reorganization costs), up from 28.6% in 1998.

  Discontinued Operations

     Loss from discontinued operations was $4.0 million for the year ended December 31, 1999 compared to loss of $4.7 million for the same period in 1998. The loss is due primarily to decreased sales of hardware and software products.

LIQUIDITY AND CAPITAL RESOURCES

  Summary

     Liquidity is the measurement of the Company's ability to have adequate cash or access to cash at all times in order to meet financial obligations when due, as well as to fund corporate expansion and other activities. Historically, the Company has met its liquidity requirements through a combination of working capital provided by operating activities, debt from third party lenders, issuances of equity securities and sale of discontinued businesses.

     At December 31, 2000, the Company had a positive working capital position (excess of current assets over current liabilities) of $12.6 million compared to a positive working capital position of $13.8 million at December 31, 1999. The Company's cash and cash equivalents totaled $11.0 million at December 31, 2000, and zero at December 31, 1999. Total long-term debt including current portion, net of discount was $9.5 million at December 31, 2000 and $54,000 at December 31, 1999. Borrowings under the Company's line of credit were zero at December 31, 2000 and $9.5 million at December 31, 1999.

  Cash Flow

     Cash used in the Company's continuing operations in the year ended December 31, 2000 totaled approximately $31.1 million compared with cash used in continuing operations of $1.0 million in 1999. The Company's use of cash in continuing operations during 2000 resulted primarily from a net loss of $40.5 million and was offset by non-cash charges totaling $16.5 million (including depreciation and amortization of $14.5 million and a loss on asset abandonment of $2.0 million) and cash used by changes in current operating items of approximately $7.1 million.

     Cash used in the Company's discontinued operations in the year ended December 31, 2000 totaled $5.5 million compared with cash provided by discontinued operations of $445,000 in 1999. The use of cash in discontinued operations during 2000 resulted primarily from a net loss from discontinued operations of approximately $14.9 million, cash used in operating activities for changes in current operating items of approximately $1.6 million and was offset by an accrual for the estimated loss on the disposal of the discontinued operations of $11.0 million.

     The Company used cash in investing activities for continuing operations in the year ended December 31, 2000 of approximately $9.5 million, compared to $3.0 million in 1999. Of these amounts, the Company spent $7.1 million and $3.0 million on capital expenditures in 2000, and 1999, respectively. In 2000 the Company used $2.3 million in cash related to the acquisition of MessageClick and the merger with Cereus. Cash provided by discontinued operations from investing activities totaled $6.2 million in 2000 compared with cash used by discontinued operations for investing activities of $3.5 million in 1999. For discontinued operations, the Company spent approximately $2.3 million and $2.1 million on software development costs during 2000 and 1999, respectively, and approximately $100,000 and $1.4 million on purchases of furniture and equipment during 2000 and 1999, respectively. During 2000, the Company received net proceeds from sale of discontinued operations totaling $8.6 million for the sale of its lodging and international businesses.

     Cash provided by financing activities from continuing operations totaled approximately $29.2 million in 2000, compared to $559,000 million provided by financing activities in 1999. Proceeds from issuance of convertible subordinated debentures totaling $11.3 million, an advance from Cereus, prior to the merger, of $10.2 million, and proceeds from the issuance of common stock totaling $17.7 million were offset by payments on the borrowing outstanding under the credit facility line and long-term debt totaling $10.0 million. Borrowings on the credit line and proceeds from the issuance of common stock in 1999 totaled $2.3 million and $381,000, respectively, and were offset by payments on long term debt totaling $2.1 million.

     At December 31, 2000, the Company had no borrowings under its $10.0 million credit facility with PNC Bank ("PNC Facility"). The PNC Facility is secured by substantially all of the assets of the Company. The availability under the PNC Facility at December 31, 2000 was approximately $6.0 million.

     For 2001, the Company expects that its primary sources of cash will be from cash on hand, borrowings under the PNC Facility, proceeds from the sale of its discontinued hospitality operations of approximately $8.5 million, and other sources, including issuances of equity or debt securities. The Company believes it will have sufficient liquidity from these sources to meet its current financial obligations through 2001. However, the PNC Facility contains certain financial covenants and limitations on the Company's ability to access funds under the PNC Facility. If the Company is in violation of the PNC Facility, or does not have sufficient eligible accounts receivable to support the level of borrowings it may need, the Company may be unable to draw on the PNC Facility to the extent necessary. To the extent the Company does not have borrowing availability under the PNC Facility, the Company may be required to obtain additional sources of capital, sell assets, obtain an amendment to the PNC Facility or otherwise restructure its outstanding indebtedness. If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the PNC Facility or otherwise restructure its outstanding indebtedness, the Company may not be able to meet its obligations.

RISK FACTORS

     You should carefully consider the following risk factors as well as other information included in this Form 10-K. If any of the following risks or uncertainties actually occur, our business, financial condition and results of operations could be materially adversely affected. In that event, the trading price of our common stock could decline.

  We may be unable to meet our future working capital requirements.

     Our business strategy calls for growth internally as well as through acquisitions. This growth will require investment in personnel and infrastructure, which in turn will require additional financing. Additional financing may not be available to us on favorable terms or at all. If adequate funds are not available on acceptable terms, we may not be able to continue to expand our business operations. This in turn could harm our business, results of operations and financial condition. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage of ownership of our existing stockholders will be reduced and any new securities could have rights, preferences and privileges senior to those of our common stock. Furthermore, if we raise capital or acquire businesses by incurring indebtedness, we will become subject to the risks associated with indebtedness including interest rate fluctuations and any financial or other covenants that our lender may require.

  We have a history of losses and may not be profitable in the future.

     We have a history of net losses, including a net loss of $55.5 million for the 2000 fiscal year and a net loss of $9.8 million for the 1999 fiscal year. Further, developing our new business strategy and expanding our services will require significant additional capital and other expenditures. Accordingly, we may continue to generate net losses in the future.

  Our success depends on the acceptance and increased use of our new products and services, and we cannot be sure that this will happen.

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

  If we are unable to efficiently integrate and operate acquired businesses, our business would be harmed.

     During the last few years, we have merged with or acquired numerous companies. The rapid growth associated with these acquisitions and the difficulties we have experienced in integrating these businesses has placed, and will continue to place, a significant strain on our systems, controls and managerial resources. Our management has expended, and expects to continue to expend, significant time and effort in integrating the operations of recently acquired businesses and businesses that we may acquire in the future and in expanding our systems and controls to these acquired businesses. If we do not accomplish these tasks, our results of operations and financial condition may be materially and adversely affected.

  Our growth could be limited if we are unable to attract and retain qualified personnel.

     We believe that our success depends largely on our ability to attract and retain highly skilled and qualified technical, managerial and marketing personnel. Competition for this personnel in the information technology services industry is intense. The workforce reductions during 2000 and early 2001 may adversely affect both current employees and recruiting new employees. The inability to hire or retain qualified personnel could hinder our ability to implement our business strategy and harm our business.

  The markets we serve are highly competitive and many of our competitors have much greater resources.

     Competition in the information technology services industry is intense and is expected to increase. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. Additionally, there are relatively few barriers to entry in our business that would prevent new competitors from entering our industry. We may not be able to compete effectively and, if we do not, our financial condition and results of operations may be materially and adversely affected. Also, although the trend is moving toward outsourcing, most of Verso's current clients have internal information technology departments and could choose to satisfy their network management needs through internal resources rather than by outsourcing them to third-party service providers such as Verso. The decision by clients or prospective clients to rely on their own information technology departments could have a material adverse affect on Verso's business, results of operations and financial position.

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

  Our stock price has been volatile.

     The stock market in general, and the market for technology companies has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. During the year ended December 31, 2000, the per share closing price of our common stock on the Nasdaq Stock Market has fluctuated from a low of $1.06 to a high of $19.75. We believe that the volatility of our stock price does not necessarily relate to our performance and is broadly consistent with volatility experienced in our industry. The price for our common stock is determined in the marketplace and may be influenced by many factors including many factors that are beyond our control, such as prevailing market conditions, changes in earnings estimates by industry research analysts, and general economic, industry and market conditions. In addition, in order to respond to competitive developments, we may from time to time make pricing, service or marketing decisions that could harm our business. Also, our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In either case, the trading price of our common stock would likely decline.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     The Company is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company has also not entered into financial instruments to manage and reduce the impact of changes in interest rates. The Company may enter into such transactions in the future.

INTEREST RATE RISKS

     The Company's debt at December 31, 2000, primarily carries interest rates which are fixed and, therefore, the Company would not have material exposure to interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required to be filed with this Form 10-K are filed under Item 14 below and are listed on the "Index to Consolidated Financial Statements" on page F-1.

     The following is a schedule of quarterly financial data for the years ended December 31, 2000 and 1999:

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 FIRST     SECOND     THIRD      FOURTH      TOTAL
                                                QUARTER   QUARTER    QUARTER   QUARTER(A)     YEAR
                                                -------   --------   -------   ----------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
  Revenue.....................................  $18,069   $ 17,729   $16,075    $ 13,995    $ 65,868
  Gross profit................................    4,624      1,677     3,355       3,394      13,050
  Operating loss from continuing operations...   (3,944)   (12,894)   (6,099)    (16,358)    (39,295)
  Loss from continuing operations.............   (4,038)   (13,088)   (6,644)    (16,765)    (40,535)
                                                -------   --------   -------    --------    --------
          Net loss............................  $(5,238)  $(26,335)  $(6,645)   $(17,265)   $(55,483)
                                                =======   ========   =======    ========    ========
  Net loss per common share -- basic and
     diluted:(1)
     Loss from continuing operations..........  $ (0.17)  $  (0.51)  $ (0.25)   $  (0.34)   $  (1.56)
     Loss from discontinued operations........    (0.05)     (0.11)       --          --       (0.15)
     Loss on disposal of discontinued
       operations.............................       --      (0.41)       --       (0.01)      (0.43)
                                                -------   --------   -------    --------    --------
          Net (loss) income per common
            share.............................  $ (0.22)  $  (1.03)  $ (0.25)   $  (0.35)   $  (2.14)
                                                =======   ========   =======    ========    ========
1999
  Revenue.....................................  $13,644   $ 15,363   $16,460    $ 16,217    $ 61,684
  Gross profit................................    3,738      4,125     3,465       3,169      14,497
  Operating income (loss) from continuing
     operations...............................      233     (1,310)   (1,886)     (2,894)     (5,857)
  Income (Loss) from continuing operations....      373     (1,328)   (1,966)     (2,963)     (5,884)
                                                -------   --------   -------    --------    --------
          Net (loss) income...................  $(6,111)  $    244   $(2,316)   $ (1,655)   $ (9,838)
                                                =======   ========   =======    ========    ========
  Net (loss) income per common share -- basic
     and diluted:(1)
     Loss from continuing operations..........  $  0.02   $  (0.06)  $ (0.08)   $  (0.12)   $  (0.25)
     Loss from discontinued operations........    (0.27)      0.07     (0.02)       0.05       (0.16)
                                                -------   --------   -------    --------    --------
          Net (loss) income per common
            share.............................  $ (0.25)  $   0.01   $ (0.10)   $  (0.07)   $  (0.41)
                                                =======   ========   =======    ========    ========

---------------

(a) Fourth quarter 2000 net loss includes $9.6 million in goodwill amortization and $608,000 in amortization of deferred compensation related to the Cereus purchase, $760,000 of loss on asset abandonment and an estimated loss on disposal of discontinued operations of $500,000.
(1) Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Items 10, 11, 12 and 13 will be included in the Company's proxy statement for its 2001 annual meeting of shareholders and is incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed herewith as part of this Form 10-K:

          (1) A list of the financial statements required to be filed as a part of this Form 10-K is shown in the "Index to Consolidated Financial Statements" on page F-1.

          (2) The financial statement schedules required to be filed as a part of this Form 10-K, other than Schedule II -- Valuation and Qualifying Accounts, which is filed herewith, are omitted as the required information is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.

          (3) A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K is shown on the "Exhibit Index" filed herewith.

     (b) Reports on Form 8-K. The Registrant has filed no reports on Form 8-K during the quarter ended December 31, 2000, other than the following:

          (1) Form 8-K dated October 2, 2000 in which the Registrant reported under Item 2 the completion of its merger with Cereus;

          (2) Form 8-K dated October 12, 2000 in which the Registrant reported under Item 4 the change in the Registrant's independent accountants;

          (3) Form 8-K dated December 6, 2000 in which the Registrant reported under Item 2 the acquisition of MessageClick and under Item 5 the sale of certain unregistered convertible subordinated debentures and warrants to purchase common stock; and

          (4) Form 8-K dated December 29, 2000 in which the Registrant reported under Item 2 the sale of certain of its assets.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following Consolidated Financial Statements and Independent Accountants' Reports are included herein on the pages indicated:

                                                              PAGE
                                                              ----
Reports of Independent Accountants..........................   F-2
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   F-5
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................   F-6
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............   F-7
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000 1999 and 1998...........................   F-8
Notes to Consolidated Financial Statements for the years
  ended December 31, 2000 1999 and 1998.....................  F-10

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Verso Technologies, Inc. and subsidiaries:

     We have audited the consolidated balance sheet of Verso Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verso Technologies, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Atlanta, Georgia
February 23, 2001, except as to Note 5,
which is as of March 26, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Verso Technologies, Inc.:

     In our opinion, based on our audits and the report of other auditors as referred to below, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Verso Technologies, Inc. (formerly Eltrax Systems, Inc.) and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth for the two years in the period ended December 31, 1999, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the merger of Sulcus Hospitality Technologies Corp. ("Sulcus") consummated on March 26, 1999 in a transaction accounted for as a pooling of interests, as described in Note 1 to the consolidated financial statements. We did not audit the financial statements of Sulcus, which reflected total revenues of $60,393,000 for the year ended December 31, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Sulcus, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Detroit, Michigan
February 28, 2000, except for discontinued operations reclassifications and revisions, the date for which is July 19, 2000

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
Sulcus Hospitality Technologies Corp.

     We have audited the consolidated statements of operations, stockholders' equity and cash flows of Sulcus Hospitality Technologies Corp. for year ended December 31, 1998 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above (not presented separately herein) present fairly, in all material respects, the results of operations of Sulcus Hospitality Technologies Corp. and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

     We have not audited the consolidated financial statements of Sulcus Hospitality Technologies Corp. for any period subsequent to December 31, 1998.

Crowe, Chizek and Company LLP

Columbus, Ohio
March 26, 1999

                            VERSO TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,     DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                          ASSETS:
Current assets:
  Cash and cash equivalents.................................  $  10,958,815    $         --
  Accounts receivable, net of allowance for doubtful
     accounts of $1,666,000 and $1,043,000 at December 31,
     2000 and 1999, respectively............................     15,203,759      18,053,692
  Inventories, principally finished goods, net..............      1,162,178         933,497
  Other current assets......................................      2,886,583         952,291
  Net assets of discontinued operations.....................      7,066,273      22,954,595
                                                              -------------    ------------
          Total current assets..............................     37,277,608      42,894,075
Property and equipment, net of accumulated depreciation and
  amortization of $2,631,000 and $1,885,000 at December 31,
  2000 and 1999, respectively...............................      9,044,959       3,991,653
Intangibles, net of accumulated amortization of $13,795,000
  and $2,247,000 at December 31, 2000 and 1999,
  respectively..............................................    120,540,845       9,168,385
                                                              -------------    ------------
          Total assets......................................  $ 166,863,412    $ 56,054,113
                                                              =============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Line of credit............................................  $          --    $  9,468,882
  Current portion of convertible subordinated debentures,
     net of discount........................................      6,348,236              --
  Accounts payable..........................................      6,557,173       9,360,813
  Accrued compensation......................................      2,829,283       1,880,876
  Accrued expenses..........................................      5,216,625       3,733,730
  Unearned revenue and customer deposits....................      3,716,110       4,283,039
  Current portion of long-term debt.........................             --         389,587
                                                              -------------    ------------
          Total current liabilities.........................     24,667,427      29,116,927
Convertible subordinated debentures, net of current portion
  and discount..............................................      3,152,940              --
Long-term debt, net of current portion......................             --          54,068
                                                              -------------    ------------
          Total liabilities.................................     27,820,367      29,170,995
                                                              -------------    ------------
Commitments and Contingencies (Note 13 )
Shareholders' equity:
  Common stock, $.01 par value, 100,000,000 shares
     authorized; 49,615,133 and 23,808,415 shares issued and
     outstanding at December 31, 2000 and 1999,
     respectively...........................................        496,152         238,086
  Additional paid-in capital................................    249,339,879      75,678,836
  Accumulated deficit.......................................   (104,516,038)    (49,033,804)
  Deferred compensation.....................................     (6,276,948)             --
                                                              -------------    ------------
          Total shareholders' equity........................    139,043,045      26,883,118
                                                              -------------    ------------
          Total liabilities and shareholders' equity........  $ 166,863,412    $ 56,054,113
                                                              =============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                             2000          1999          1998
                                                         ------------   -----------   -----------
Revenue:
  Services.............................................  $ 33,457,245   $24,256,843   $10,315,258
  Products.............................................    32,410,773    37,427,809    42,289,457
                                                         ------------   -----------   -----------
          Total revenue................................    65,868,018    61,684,652    52,604,715
Cost of revenue:
  Services.............................................    25,194,167    16,819,410     6,409,692
  Products.............................................    27,623,839    30,368,617    33,071,074
                                                         ------------   -----------   -----------
          Total cost of revenue........................    52,818,006    47,188,027    39,480,766
Gross profit:
  Services.............................................     8,263,078     7,437,433     3,905,566
  Products.............................................     4,786,934     7,059,192     9,218,383
                                                         ------------   -----------   -----------
          Total gross profit...........................    13,050,012    14,496,625    13,123,949
Operating expenses:
  Sales, general and administrative....................    34,836,607    17,663,556    13,990,254
  Depreciation.........................................     1,872,891       572,283       431,100
  Amortization of intangibles..........................    11,549,144     1,403,766       647,327
  Loss on asset abandonment............................     1,978,402            --            --
  Reorganization costs.................................     1,500,000       462,000            --
  Transaction costs....................................            --       251,078            --
  Deferred compensation................................       608,061            --            --
                                                         ------------   -----------   -----------
          Total operating expenses.....................    52,345,105    20,352,683    15,068,681
                                                         ------------   -----------   -----------
Operating loss from continuing operations..............   (39,295,093)   (5,856,058)   (1,944,732)
  Interest expense, net, including $1,042,000, $0 and
     $0 of amortization of loan fees and discount on
     convertible subordinated debentures in 2000, 1999
     and 1998, respectively............................    (1,239,528)     (183,172)      360,010
                                                         ------------   -----------   -----------
  Loss from continuing operations before income tax
     benefit (expense).................................   (40,534,621)   (6,039,230)   (1,584,722)
Income tax benefit (expense)...........................            --       154,773      (179,770)
                                                         ------------   -----------   -----------
  Loss from continuing operations......................   (40,534,621)   (5,884,457)   (1,764,492)
                                                         ------------   -----------   -----------
Discontinued operations:
  Loss from discontinued operations, net of income
     taxes.............................................    (3,947,613)   (3,953,642)   (4,718,958)
  Estimated loss on disposal of discontinued
     operations, net of income taxes...................   (11,000,000)           --            --
                                                         ------------   -----------   -----------
          Total discontinued operations, net of income
            taxes......................................   (14,947,613)   (3,953,642)   (4,718,958)
                                                         ------------   -----------   -----------
          Net loss.....................................  $(55,482,234)  $(9,838,099)  $(6,483,450)
                                                         ============   ===========   ===========
Net loss per common share -- basic and diluted:
  Loss from continuing operations......................  $      (1.56)  $     (0.25)  $     (0.08)
  Loss from discontinued operations....................         (0.15)        (0.16)        (0.21)
  Loss on disposal of discontinued operations..........         (0.43)           --            --
                                                         ------------   -----------   -----------
  Net loss per common share -- basic and diluted.......  $      (2.14)  $     (0.41)  $     (0.29)
                                                         ============   ===========   ===========
Weighted average shares outstanding -- basic and
  diluted..............................................    25,903,431    23,728,262    22,730,944
                                                         ============   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                          COMMON STOCK         ADDITIONAL       TREASURY STOCK
                                      ---------------------     PAID-IN      --------------------    ACCUMULATED      DEFERRED
                                        SHARES      AMOUNT      CAPITAL       SHARES     AMOUNT        DEFICIT      COMPENSATION
                                      ----------   --------   ------------   --------   ---------   -------------   ------------
BALANCES, DECEMBER 31, 1997.........  20,229,155   $202,293   $ 65,986,222         --   $      --   $ (32,712,255)  $        --
Net loss............................          --         --             --         --          --      (6,483,450)           --
Exercise of stock warrants..........   1,716,667     17,167      7,357,833         --          --              --            --
Warrants issued in exchange for
 services...........................          --         --         30,000         --          --              --            --
Issuance of stock...................   1,423,614     14,235        158,788         --          --              --            --
Treasury stock purchases............          --         --             --   (144,273)   (387,221)             --            --
Issuance of common stock in Encore
 acquisition........................     465,000      4,650      2,134,350         --          --              --            --
                                      ----------   --------   ------------   --------   ---------   -------------   -----------
BALANCES, DECEMBER 31, 1998.........  23,834,436   $238,345   $ 75,667,193   (144,273)  $(387,221)  $ (39,195,705)  $        --
Net loss............................          --         --             --         --          --      (9,838,099)           --
Issuance of stock...................     119,829      1,200        380,305         --          --              --            --
Retirement of treasury stock........    (144,273)    (1,443)      (385,778)   144,273     387,221              --            --
Warrants issued in exchange for
 services...........................          --         --         24,000         --          --              --            --
Payment in lieu of issuance of
 fractional shares..................      (1,577)       (16)        (6,884)        --          --              --            --
                                      ----------   --------   ------------   --------   ---------   -------------   -----------
BALANCES, DECEMBER 31, 1999.........  23,808,415   $238,086   $ 75,678,836         --   $      --   $ (49,033,804)  $        --
Net loss............................          --         --             --         --          --     (55,482,234)           --
Issuance of common stock and
 replacement awards of common stock
 warrants and options in Cereus
 acquisition........................  21,866,600    218,666    149,102,643         --          --              --    (6,885,009)
Issuance of common stock and common
 stock warrants in MessageClick
 acquisition........................   1,405,923     14,059      3,529,735         --          --              --            --
Amortization of deferred
 compensation.......................          --         --             --         --          --              --       608,061
Exercise of stock options...........   1,005,596     10,055      3,391,625         --          --              --            --
Issuance of stock through Employee
 Stock Purchase Plan................      60,355        604        297,586         --          --              --            --
Issuance of shares in private
 placement, net of associated
 fees...............................   1,374,532     13,745     13,990,669         --          --              --            --
Warrants issued in conjunction with
 convertible debentures.............          --         --      2,378,212         --          --              --            --
Shares issued in exchange for
 services...........................      88,712        887        349,113         --          --              --            --
Warrants issued in exchange for
 services...........................          --         --         65,283         --          --              --            --
Issuance of common stock and
 compensatory options in
 reorganization.....................       5,000         50        556,177         --          --              --            --
                                      ----------   --------   ------------   --------   ---------   -------------   -----------
BALANCES, DECEMBER 31, 2000.........  49,615,133   $496,152   $249,339,879         --   $      --   $(104,516,038)  $(6,276,948)
                                      ==========   ========   ============   ========   =========   =============   ===========


                                         TOTAL
                                      ------------
BALANCES, DECEMBER 31, 1997.........    33,476,260
Net loss............................    (6,483,450)
Exercise of stock warrants..........     7,375,000
Warrants issued in exchange for
 services...........................        30,000
Issuance of stock...................       173,023
Treasury stock purchases............      (387,221)
Issuance of common stock in Encore
 acquisition........................     2,139,000
                                      ------------
BALANCES, DECEMBER 31, 1998.........    36,322,612
Net loss............................    (9,838,099)
Issuance of stock...................       381,505
Retirement of treasury stock........            --
Warrants issued in exchange for
 services...........................        24,000
Payment in lieu of issuance of
 fractional shares..................        (6,900)
                                      ------------
BALANCES, DECEMBER 31, 1999.........    26,883,118
Net loss............................   (55,482,234)
Issuance of common stock and
 replacement awards of common stock
 warrants and options in Cereus
 acquisition........................   142,436,300
Issuance of common stock and common
 stock warrants in MessageClick
 acquisition........................     3,543,794
Amortization of deferred
 compensation.......................       608,061
Exercise of stock options...........     3,401,680
Issuance of stock through Employee
 Stock Purchase Plan................       298,190
Issuance of shares in private
 placement, net of associated
 fees...............................    14,004,414
Warrants issued in conjunction with
 convertible debentures.............     2,378,212
Shares issued in exchange for
 services...........................       350,000
Warrants issued in exchange for
 services...........................        65,283
Issuance of common stock and
 compensatory options in
 reorganization.....................       556,227
                                      ------------
BALANCES, DECEMBER 31, 2000.........  $139,043,045
                                      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                  2000          1999           1998
                                                              ------------   -----------   ------------
OPERATING ACTIVITIES:
Continuing operations:
  Net loss from continuing operations.......................  $(40,534,621)  $(5,884,457)  $ (1,764,492)
  Adjustments to reconcile net loss from continuing
    operations to net cash used in continuing operating
    activities:
    Amortization of intangibles.............................    11,549,144     1,403,766        647,327
    Depreciation............................................     1,872,891       572,283        431,100
    Loss on asset abandonment...............................     1,978,402            --             --
    Amortization of deferred compensation...................       608,061            --             --
    Deferred tax provision..................................            --            --      2,100,000
    Provision for doubtful accounts.........................     2,464,000     3,568,000      1,639,000
    Inventory valuation reserve.............................       800,000            --             --
    Amortization of loan fees and discount on convertible
      subordinated debentures...............................       537,542            --             --
    Other...................................................            --        24,000         20,721
    Changes in current operating items:.....................            --            --             --
      Accounts receivable, net..............................     1,967,381   (13,752,780)       822,982
      Inventories, net......................................    (1,028,681)      830,194      2,408,616
      Other current assets..................................      (350,989)      439,495       (169,262)
      Accounts payable......................................    (9,172,199)    5,717,082     (2,788,796)
      Accrued compensation..................................       878,705     1,474,740       (519,322)
      Accrued expenses......................................    (2,059,299)    1,536,898     (1,628,681)
      Unearned revenue and customer deposits................      (608,910)    3,046,066     (1,201,308)
                                                              ------------   -----------   ------------
         Net cash used in continuing operating activities...   (31,098,573)   (1,024,713)        (2,115)
                                                              ------------   -----------   ------------
Discontinued operations:
  Loss from discontinued operations.........................   (14,947,613)   (3,953,642)    (4,718,958)
  Estimated loss on disposal of discontinued operations.....    11,000,000            --             --
  Adjustment to reconcile loss from discontinued operations
    to net cash (used in) provided by discontinued operating
    activities..............................................    (1,591,333)    4,398,491      6,523,087
                                                              ------------   -----------   ------------
         Net cash (used in) provided by discontinued
           operating activities.............................    (5,538,946)      444,849      1,804,129
                                                              ------------   -----------   ------------
         Net cash (used in) provided by operating
           activities.......................................   (36,637,519)     (579,864)     1,802,014
                                                              ------------   -----------   ------------
INVESTING ACTIVITIES:
Continuing operations:
  Net cash used in investing activities for continuing
    operations --
  Purchases of property and equipment, net..................    (7,143,443)   (2,968,273)      (599,818)
  Purchase of Encore Systems................................            --            --     (8,266,021)
  Purchase of Cereus Technology Partners, Inc...............    (1,888,309)           --             --
  Advance to MessageClick, Inc. prior to purchase...........      (300,000)           --             --
  Purchase of MessageClick, Inc.............................      (137,406)           --             --
                                                              ------------   -----------   ------------
         Net cash used in investing activities for
           continuing operations............................    (9,469,158)   (2,968,273)    (8,865,839)
Discontinued operations:
  Software development costs capitalized, net...............    (2,296,746)   (2,078,734)    (1,741,848)
  Purchases of property and equipment, net..................       (87,011)   (1,379,180)    (1,540,819)
  Net proceeds from sale of discontinued operations.........     8,566,079            --             --
                                                              ------------   -----------   ------------
         Net cash provided by (used in) investing activities
           for discontinued operations......................     6,182,322    (3,457,914)    (3,282,667)
                                                              ------------   -----------   ------------
         Net cash used in investing activities..............    (3,286,836)   (6,426,187)   (12,148,506)
                                                              ------------   -----------   ------------
         Net cash used in operating and investing
           activities, carried forward......................   (39,924,355)   (7,006,051)   (10,346,492)
                                                              ------------   -----------   ------------

                            VERSO TECHNOLOGIES, INC.

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                  2000          1999           1998
                                                              ------------   -----------   ------------
Net cash used in operating and investing activities, carried
  forward...................................................   (39,924,355)   (7,006,051)   (10,346,492)
FINANCING ACTIVITIES:
Continuing operations:
  Payments on long-term debt................................      (373,158)   (2,140,115)      (608,218)
  (Payments) borrowings on credit line, net.................    (9,654,106)    2,324,725     (2,046,326)
  Proceeds from term loan...................................            --            --      4,000,000
  Proceeds from issuance of convertible subordinated
    debenture, net..........................................    11,345,643            --             --
  Advance from Cereus Technology Partners, Inc. prior to
    merger..................................................    10,170,421            --             --
  Proceeds from issuances of common stock, net..............    17,704,284       381,505      7,548,023
  Retirement of treasury stock..............................            --            --       (387,221)
  Payments issued in lieu of fractional shares..............            --        (6,900)            --
                                                              ------------   -----------   ------------
         Net cash provided by financing activities for
           continuing operations............................    29,193,084       559,215      8,506,258
                                                              ------------   -----------   ------------
Discontinued operations:
  Net cash used in financing activities for discontinued
    operations --
    Payments on long-term debt..............................      (120,000)     (180,000)      (180,000)
                                                              ------------   -----------   ------------
    Net cash provided by financing activities...............    29,073,084       379,215      8,326,258
                                                              ------------   -----------   ------------
    Decrease in cash and cash equivalents...................   (10,851,271)   (6,626,836)    (2,020,234)
                                                              ------------   -----------   ------------
CASH AND CASH EQUIVALENTS:
Beginning of period.........................................       613,294     7,240,130      9,260,364
Cash acquired in purchase of Cereus.........................    21,215,184            --             --
Cash acquired in purchase of MessageClick...................       177,570            --             --
                                                              ------------   -----------   ------------
End of period...............................................  $ 11,154,777   $   613,294   $  7,240,130
                                                              ============   ===========   ============
CASH AND CASH EQUIVALENTS:
  Continuing operations.....................................  $ 10,958,815   $        --   $  6,082,438
  Discontinued operations...................................       195,962       613,294      1,157,692
                                                              ------------   -----------   ------------
         Total cash and cash equivalents....................  $ 11,154,777   $   613,294   $  7,240,130
                                                              ============   ===========   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments during the year for:
  Interest..................................................  $  1,108,223   $   743,035   $    541,137
                                                              ============   ===========   ============
  Income taxes..............................................  $    289,396   $   463,685   $    307,703
                                                              ============   ===========   ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock consideration for acquisitions:
    MessageClick, Inc. -- issuance of 1,405,923 shares and
      181,901 common stock warrants.........................  $  3,543,794   $        --   $         --
    Cereus Technology Partners, Inc. -- issuance of
      21,866,600 shares and assumption of 19,571,192 common
      stock warrants and 1,376,708 stock options............   142,436,300            --             --
    Encore Systems -- issuance of 465,000 shares............            --            --      2,139,000
  Common stock and compensatory options issued in
    reorganization..........................................       556,227            --             --
  Issuance of warrants in exchange for services.............        65,283        24,000         30,000
  Issuance of common stock in exchange for services.........       350,000         4,965         26,000
  Assets acquired and liabilities assumed in conjunction
    with business acquisitions:
    Fair value of assets acquired, excluding cash...........  $  8,828,275   $        --   $ 14,709,090
    Consideration paid......................................     2,025,715            --     11,005,013
                                                              ------------   -----------   ------------
         Liabilities assumed................................  $  6,802,560   $        --   $  3,704,077
                                                              ============   ===========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

1. ORGANIZATION AND BASIS OF PRESENTATION

     Verso Technologies, Inc., formerly known as Eltrax Systems, Inc. (the "Company"), is a leading provider of technology infrastructure solutions that power complex business environments. The Company historically operated through two separate business units: the Technology Services Group and the Hospitality Services Group ("HSG"). On July 19, 2000, the Company's Board of Directors authorized the disposition of HSG. HSG is reported as a discontinued operation and the consolidated financial statements have been reclassified to segregate the net assets and operating results of this business segment. Technology Services Group and corporate operations are reflected in continuing operations.

     In its continuing operations, the Company is engaged in delivering software and services that ensure the reliability, scalability and availability of complex business environments. The Company's solutions include enterprise management services, enterprise application integration, business applications, customer response center services and unified communications services, each designed to integrate the people, processes and platforms that enable businesses to operate more efficiently.

     The consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including Cereus Technology Partners, Inc. ("Cereus") and its subsidiaries, which merged with the Company on September 29, 2000, and MessageClick, Inc. ("MessageClick"), which merged with the Company on November 22, 2000, each in transactions accounted for as purchases (see Note 3) and including Sulcus Hospitality Technologies Corp. ("Sulcus") (included in discontinued operations) and Windward Technology Group, Inc. ("Windward"), which merged with the Company in the first quarter of 1999 in transactions accounted for as poolings-of-interests (see Note 3). Prior financial statements have been restated to include the results of Sulcus and Windward for all periods presented.

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

  Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Equivalents

     The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2000 totaling $10,164,922 consist primarily of money market investments, which are recorded at cost, which approximates market.

                            VERSO TECHNOLOGIES, INC.

  Credit, Customer and Vendor Concentrations

     The Company's accounts receivable potentially subjects the Company to credit risk, as collateral is generally not required. As of December 31, 2000, one customer accounted for more than 10%, totaling $2.1 million of the gross accounts receivable. During the year ended December 31, 2000, one customer accounted for more than 10%, totaling $8.6 million, of total revenue and one vendor accounted for more than 10%, totaling $10.9 million, of total cost of revenue.

  Inventories

     Inventories consist primarily of purchased software licenses held for sale and are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

  Property and Equipment

     Property and equipment, substantially consisting of furniture and equipment, are stated at cost or fair value if acquired through a business acquisition. Depreciation is computed using the straight-line method over estimated useful lives, ranging from three to ten years. Upon retirement or disposal of furniture and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Maintenance and repairs are charged to expense as incurred.

     Property and equipment are summarized as follows (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              -------   ------
Computers and equipment.....................................  $ 7,203   $3,741
Purchased software..........................................    1,211    1,801
Furniture and fixtures......................................      923      231
Leasehold improvements......................................    2,339      104
                                                              -------   ------
                                                               11,676    5,877
Less accumulated depreciation and amortization..............    2,631    1,885
                                                              -------   ------
          Net property and equipment........................  $ 9,045   $3,992
                                                              =======   ======

     Purchased software represents the cost of purchased integration software tools and the cost of internal use software acquired in connection with business combinations. It also includes the cost of licenses to use, embed and sell software tools developed by others. These costs are being amortized ratably based on the projected revenue associated with these purchased or licensed tools and products or the straight-line method over three years, whichever method results in a higher level of annual amortization. Amortization expense related to purchased software amounted to approximately $550,000 $7,000 and $0 in 2000, 1999 and 1998, respectively. During 2000, the Company decided to replace certain internal use software and recorded a loss on asset abandonment of approximately $2.0 million. Accumulated amortization related to purchased software totaled approximately $148,000 and $7,000 at December 31, 2000 and 1999, respectively.

  Capitalized Software

     The Company is a software reseller and its capitalized software is primarily purchased software for internal use which is included in property and equipment. Any software development costs incurred prior to or after establishing technological feasibility are immaterial and are charged to operations as research and development costs.

                            VERSO TECHNOLOGIES, INC.

  Long-Lived Assets and Long-Lived Assets to be Disposed of

     The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  Intangibles

     Intangible assets represent the excess of cost over the fair value of net tangible assets acquired and purchased customer lists. These assets are generally being amortized on a straight-line basis over estimated useful lives of three years. Intangibles are evaluated for potential impairment of value whenever events or changes in circumstances indicate that full asset recoverability is questionable. Such evaluations consider current as well as anticipated operating results measured on the basis of undiscounted cash flows of the operation relative to the asset.

     Intangible assets consist of the following (in thousands):

                                                         AMORTIZATION
                                                        PERIOD (YEARS)     2000      1999
                                                        --------------   --------   -------
Goodwill..............................................        3          $132,336   $ 9,415
Installed customer base...............................        3             2,000     2,000
                                                                         --------   -------
                                                                          134,336    11,415
Accumulated amortization..............................                    (13,795)   (2,247)
                                                                         --------   -------
                                                                         $120,541   $ 9,168
                                                                         ========   =======

  Product Returns and Warranties

     The Company provides warranties for its resold products, after the software is purchased, for the period in which the customer purchases maintenance coverage through the Company. The Company's warranty is governed by and does not exceed the manufacturer's warranty. The Company generally supports only current releases and the immediately prior releases of its resold products. The Company's license agreements do not permit product returns by its customers. The Company has not experienced significant warranty claims to date. Accordingly, the Company has not provided a reserve for warranty costs at December 31, 2000, 1999, and 1998.

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

     Cash and cash equivalents, accounts receivable, inventories, accrued expenses, deferred revenues: The carrying amounts reported in the balance sheet approximates their fair value.

                            VERSO TECHNOLOGIES, INC.

     Short and long-term debt: The carrying amount of the Company's borrowings under floating rate debt approximates its fair value. The carrying amount of convertible subordinated debentures approximates their fair value. The convertible debentures were issued in a private placement and, therefore, no market is readily available, however, they were issued recently in arm's-length transactions which approximates the fair value.

     At December 31, 2000 and 1999, the carrying amounts of all financial instruments approximate their fair values.

  Revenue

     The Company recognizes revenue from two primary sources, product sales (hardware and software licenses) and services. Revenue from software licensing and support fees is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions". Accordingly, the Company recognizes software license revenue when: (1) persuasive evidence of an arrangement exists;
(2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

     SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on the evidence that is specific to the vendor. License revenue allocated to software products generally is recognized upon delivery of the products or deferred and recognized in future periods to the extent that an arrangement includes one or more elements to be delivered at a future date and for which fair values have not been established. Revenue allocated to maintenance is recognized ratably over the maintenance term which is typically 12 months and revenue allocated to training and other service elements, such as implementation and training, are recognized as the services are performed.

     Under SOP No. 98-9, if evidence of fair value does not exist for all elements of a license agreement and post-contract customer support is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue from hosted software agreements are recognized ratably over the term of the hosting arrangements which is typically twelve months.

     Amounts that have been received in cash or billed but that do not yet qualify for revenue recognition are reflected as deferred revenues.

  Stock-Based Compensation Plan

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense to be recognized over the related vesting period is generally determined on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123, "Accounting for Stock-Based Compensation", permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma income
(loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS 123.

                            VERSO TECHNOLOGIES, INC.

  Income Taxes

     Income taxes are computed using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

  Net Loss Per Share

     Basic and diluted net loss per share was computed in accordance with SFAS No. 128, "Earnings Per Share," using the weighted average number of common shares outstanding. The diluted net loss per share for the twelve month periods ended December 31, 2000, 1999 and 1998 does not include the effect of the common stock equivalents, calculated by the treasury stock method, as their impact would be antidilutive. Using the weighted average number of common shares, excluded common stock equivalents are as follows:

                                                             2000       1999      1998
                                                           ---------   -------   -------
Shares issuable under stock options......................  1,827,356   635,193   942,149
Shares issuable pursuant to warrants to purchase common
  stock..................................................  3,016,212        --    25,096
Shares issuable under convertible subordinated
  debentures.............................................  1,664,351        --        --
                                                           ---------   -------   -------
          Total..........................................  6,507,919   635,193   967,245
                                                           =========   =======   =======

  Comprehensive Income (Loss)

     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. No statement of comprehensive loss has been included in the accompanying financial statements for the three year period ended December 31, 2000 since comprehensive loss and net loss presented in the accompanying statement of operations would be the same.

  Segment and Geographic Information

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of SFAS No. 131, the Company has determined that it does not have separately reportable operating segments. The Company operates in one principal business segment across domestic and international markets. All of the Company's continuing operating results and identifiable assets are in the United States.

  New Accounting Pronouncements

     In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in September 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 138 is effective for the Company beginning January 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair

                            VERSO TECHNOLOGIES, INC.

value of assets, liabilities or firm commitments: hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. To date, the Company has not invested in derivative instruments nor participated in hedging activities and, therefore, there will be no impact on the result of operations or financial position from Statements No. 133 or No. 138.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March and June 2000. The Company adopted the provisions of SAB 101 in the fourth quarter of 2000 which did not have a significant impact on its consolidated financial statements.

3. MERGERS AND ACQUISITIONS

  MessageClick, Inc.

     On November 22, 2000, the Company acquired MessageClick, Inc. The purchase consideration was approximately $4.2 million, consisting of 1,405,923 shares of the Company's common stock with a fair value of $3.2 million, warrants to acquire 181,901 shares of the Company's common stock with an exercise price of $4.03 per share (estimated fair value of $301,000 using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility -- 88%; expected life -- five years; risk-free interest rate -- 5.5%; and expected dividend yield -- 0%), cash of $5,000 and acquisition costs of approximately $637,000, of which $132,000 were paid at year end.

     The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair value of net liabilities acquired totaled approximately $9.8 million and was allocated to goodwill. The goodwill is being amortized over three years.

     In addition, the former preferred stockholders of MessageClick may be entitled to receive an additional $3,000,000 payable in the Company's common stock if the MessageClick business achieves certain revenue levels for the year ending December 31, 2001. As it is not possible to estimate what, if any, payment would be due, no such amounts have been recognized. However, if amounts are paid, this additional purchase price will be recorded as additional purchase consideration and amortized over the remaining estimated life of the original goodwill recorded.

     Prior to the Company's mergers with Cereus (as described below) and MessageClick, Cereus purchased 3,000,000 shares of MessageClick's Series E Preferred Stock for an aggregate purchase price of $1,500,000. In addition, in November, 2000 the Company loaned MessageClick $300,000 pursuant to a 90-day promissory note.

  Cereus Technology Partners, Inc.

     On September 29, 2000, the Company acquired all of the outstanding capital stock of Cereus. The purchase consideration was approximately $134.1 million, consisting of 21,866,600 shares of the Company's common stock with a fair value of $106.6 million, assumed options and warrants to acquire 20,947,900 shares of the Company's common stock with exercise prices ranging from $.51 to $10.14 per share (estimated fair value of $35.8 million, net of $6.9 million of deferred compensation discussed in Note 9, using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility -- 88%; expected life -- five years; risk-free interest rate -- 5.5%; and expected dividend yield -- 0%) and acquisition costs of approximately $1.9 million, reduced by a $10.2 million bridge facility advanced to the Company by Cereus prior to closing. The bridge facility accrued interest at 2% over prime and the Company recorded interest expense, prior to the closing of the transaction, of approximately $261,000 during the year ended December 31, 2000.

                            VERSO TECHNOLOGIES, INC.

     The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled approximately $113.0 million and was allocated to goodwill. The goodwill is being amortized over three years.

  Pro Forma Effect of MessageClick and Cereus Purchases

     The following unaudited pro forma information presents the results of continuing operations of the Company as if the acquisitions above had taken place on January 1, 1999, excluding loss on asset abandonment of $2.0 million in 2000, reorganization costs of $1.5 million and $462,000, in 2000 and 1999 respectively and transaction costs of $251,000 in 1999 (in thousands, except per share amounts):

                                                                2000       1999
                                                              --------   --------
Revenues....................................................  $ 72,638   $ 64,968
Net loss from continuing operations.........................  $(95,560)  $(57,691)
Net loss from continuing operations per common
  share -- basic and diluted................................  $  (1.94)  $  (1.23)
Weighted average shares outstanding -- basic and diluted....    49,176     47,001

  Windward Technology Group

     On March 31, 1999, the Company issued 1,375,000 unregistered shares of its common stock in exchange for all of the outstanding common stock of Windward. Windward focuses on the application development service market, with added networking and network management solutions. The merger with Windward was accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Windward for all periods prior to the merger.

  Encore Systems, Inc.

     Effective September 1, 1998, the Company acquired Encore Systems, Inc. ("Encore"), Global Systems and Support, Inc. ("GSSI"), and Five Star Systems, Inc. ("Five Star") (collectively, "Encore"). Encore provides software and services primarily to the hospitality industry. The Company paid the shareholders of Encore cash of $8.5 million and issued to them 465,000 unregistered shares of the Company's common stock. The total consideration paid was approximately $11.0 million including transaction costs. The common stock was valued at $4.60 a share representing the market value of the shares upon announcement of the transaction.

     The transaction was accounted for as a purchase for accounting purposes and, accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. Intangibles resulting from the transaction were approximately $12.3 million, allocated as follows: $4.0 million to software products acquired, $2.0 million to the installed customer base and workforce with the remainder of $6.3 million to goodwill.

     During 2000, the Company disposed of all but the ongoing maintenance services of Encore and reclassified the net assets and operating results of the software portion of Encore as discontinued operations.

4. DISCONTINUED OPERATIONS

     On July 19, 2000, the Company's board of directors formally determined to dispose of HSG. In December 2000, the Company completed the sale of its domestic lodging business and international hospitality business for aggregate proceeds of $10.0 million. The Company sold its restaurant solutions business for aggregate proceeds of $8.5 million in January 2001. HSG is reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business segment.

                            VERSO TECHNOLOGIES, INC.

     The estimated loss recorded during the year ended December 31, 2000 on the sale of HSG was $11.0 million, which included a reduction in asset values of approximately $4.3 million and a provision for anticipated closing costs and operating losses until disposal of approximately $6.7 million.

     Summary operating results of the discontinued operations (in thousands) are as follows:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                           -------------------------------
                                                             2000        1999       1998
                                                           ---------   --------   --------
Revenue..................................................  $ 43,064    $67,628    $62,139
Gross profit.............................................    16,439     32,654     30,608
Operating loss...........................................    (7,288)    (3,316)    (2,259)
Interest expense.........................................      (785)      (459)      (359)
Loss on disposal of assets...............................    (6,704)        --         --
Income tax expense.......................................      (171)      (179)    (2,101)
                                                           --------    -------    -------
Loss from discontinued operations........................  $(14,948)   $(3,954)   $(4,719)
                                                           ========    =======    =======

     Net assets held for sale (in thousands) are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------   --------
Cash and cash equivalents...................................  $   196   $    613
Other current assets........................................    9,543     20,691
Furniture and equipment, net................................      685      2,714
Capitalized software, net...................................    4,532      8,370
Intangibles, net............................................    1,387      7,533
Current liabilities.........................................   (3,694)   (17,602)
Reserve for loss on sale and operating losses...............   (5,784)        --
Accumulated other comprehensive loss........................      201        636
                                                              -------   --------
                                                              $ 7,066   $ 22,955
                                                              =======   ========

5. FINANCING ARRANGEMENTS

     In March 2000, the Company obtained a $20.0 million revolving credit agreement (the "Credit Agreement") with PNC Bank, National Association (the "Bank"). The Credit Agreement is secured by substantially all of the assets of the Company. The Credit Agreement was amended in March 2001, in connection with the sale of HSG to reduce the availability of funds to $10.0 million and adjust certain covenants. Interest is computed at .5% above the Bank's Base Rate (10% at December 31, 2000). As amended, the Credit Agreement provides for up to $3,000,000 in letters of credit. Advances are limited by a formula based on eligible receivables, certain cash balances, outstanding letters of credit and certain subjective limitations. Interest payments are due monthly, and the Credit Agreement, as amended, expires March 2003. The Credit Agreement, as amended, includes fees of 3% on outstanding letters of credit and .25% on unused available borrowings. The Company paid certain loan fees and attorney's fees totaling approximately $185,000 in connection with the Credit Agreement, which fees are being amortized to interest expense over the term of the Credit Agreement, as amended.

     The Company had no borrowings under the Credit Agreement, as amended, as of December 31, 2000. The availability under the Credit Agreement, as amended, at December 31, 2000 was approximately $6.0 million. Under the terms of the Credit Agreement, as amended, the Company is required to meet increasing quarterly cash flow requirements, cannot declare dividends or incur any additional indebtedness and has annual capital expenditure limits. The Company was in compliance with these covenants as of December 31, 2000.

                            VERSO TECHNOLOGIES, INC.

6. CONVERTIBLE SUBORDINATED DEBENTURES

     In connection with the purchase of MessageClick, Inc., the Company issued to certain investors of MessageClick $4.5 million of its 7.5% convertible subordinated debentures. The debentures carry warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $7.50 per share. The debentures are convertible into the Company's common stock at a conversion price of $4.50. The convertible subordinated debentures are due November 22, 2005. The debentures have been discounted to reflect the fair value of the warrants issued, totaling approximately $1.4 million, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility -- 88%; expected life -- five years; risk-free interest rate -- 5.5%; and expected dividend yield -- 0%. The unamortized discount totaled approximately $1.3 million at December 31, 2000. In addition, the Company paid certain private placement fees and attorney's fees in connection with the sale of the debentures totaling $50,000. The fees are being amortized to interest expense over the term of the debentures.

     The Company issued $7.0 million of its 5% convertible subordinated debentures during the year ended December 31, 2000. The convertible subordinated debentures were issued with warrants to purchase 364,584 shares of the Company's common stock at an exercise price of $5.03 per share. The debentures have been discounted to reflect the fair value of the warrants issued, totaling approximately $1.0 million, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility -- 88%; expected life -- five years; risk-free interest rate -- 5.5%; and expected dividend yield -- 0%. The unamortized discount totaled approximately $652,000 at December 31, 2000. In addition, the Company paid certain private placement fees (including 88,712 shares of the Company's common stock with a fair value at the date of issuance totaling $350,000) and attorney's fees in connection with the sale of the debentures totaling $454,000. The fees are being amortized to interest expense over the term of the debentures.

     In January 2001, the Company modified the terms of its 5% convertible subordinated debentures. According to the modified terms of the agreement, the Company repurchased $4.5 million of the outstanding $7.0 million of its 5% convertible subordinated debentures. Of the remaining $2.5 million in outstanding 5% convertible subordinated debentures, $1.5 million were converted by the investors into the Company's common stock at a price of $1.40 per share. The remaining balance of $1.0 million is convertible at $1.19 per share. The Company may re-borrow up to $3.5 million at its option, subject to the satisfaction of certain conditions, through the issuance of new 5% convertible debentures, which will have a fixed conversion price determined at the time of issuance. In connection with this modification, the Company issued warrants to purchase 945,000 shares of the Company's common stock at an exercise price of $2.00 per share. The fair value of the warrants issued, totaled approximately $715,000, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility -- 88%; expected life -- five years; risk-free interest rate -- 5.5%; and expected dividend yield -- 0%. The total cost of conversion, including the warrants issued, totaled $1.4 million. The remaining debentures are due on October 5, 2001.

                            VERSO TECHNOLOGIES, INC.

7. REORGANIZATION COSTS

     In the second quarter 2000, the Company announced a reorganization as a part of its effort to improve operational efficiencies and financial performance and eliminated approximately 100 positions held by employees. As a result of the reorganization, the Company recorded reorganization costs of approximately $1.5 million during the year ended December 31, 2000. These charges were based upon management's plans established in the second quarter of 2000 and consist of the following items (in thousands):

                                                         REORGANIZATION   AMOUNTS ACCRUED AT
                                                             COSTS        DECEMBER 31, 2000
                                                         --------------   ------------------
Severance and related costs............................      $  977            $     67
Facility costs.........................................         258                 158
Other employee related costs...........................         265                 180
                                                             ------            --------
                                                             $1,500            $    405
                                                             ======            ========

     The severance and related costs are attributable to approximately 100 employees who have been terminated by the Company. The costs include the fair value of 5,000 shares of the Company's common stock issued to an employee and the intrinsic value of accelerated vesting and extended exercise dates on options previously issued to employees totaling approximately $556,000.

     The facility costs represent the costs for leased facilities that will not be utilized for their full terms. The Company intends to utilize the remaining amounts accrued for reorganization costs during 2001.

     In connection with the Company's relocation of its headquarters to Atlanta, Georgia the Company recorded reorganization costs in 1999 totaling approximately $462,000 related to recruiting and relocation of personnel.

8. SHAREHOLDERS' EQUITY

  Preferred Stock

     The Company originally authorized 1,000,000 shares of Preferred Stock, 30,000 of which were designated as Series A convertible Preferred Stock (the "Preferred" Stock). All 30,000 shares of the Preferred Stock have been converted into 300,000 shares of the Company's common stock. There were no outstanding shares of the Preferred Stock at December 31, 2000 and 1999. Currently, there are 970,000 shares of undesignated Preferred Stock which are authorized but unissued.

  Private Placements

     On March 29, 2000, the Company sold 1,194,532 shares of its common stock to accredited investors in a private placement for aggregate proceeds of approximately $13.3 million less issuance costs of $240,000.

     On June 29, 2000, the Company sold 180,000 shares of its common stock to an accredited investor in a private placement for aggregate proceeds of $990,000.

  Stock Warrants

     In connection with various financing and acquisition transactions, and related services provided to the Company, the Company has issued warrants to purchase the Company's common stock. During 2000, the Company issued 364,584 warrants in connection with its 5% convertible subordinated debentures and 1,000,000 in connection with its 7.5% convertible subordinated debentures. In addition, warrants issued by Cereus to purchase Cereus common stock were assumed by the Company and converted at a rate of 1.75 shares of the Company's common stock per share of Cereus common stock at the time of the Company's merger with Cereus. These warrants, after conversion, totaled 13,131,192 and were issued to employees and

                            VERSO TECHNOLOGIES, INC.

non-employees related to financing transactions of Cereus. The fair value of these warrants at the time of merger, estimated to be $17.5 million using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility -- 88%; expected life -- five years; risk-free interest rate -- 5.5%; and expected dividend yield -- 0%, is included in the cost of the acquisition. A summary of warrants outstanding at December 31, 2000, is as follows:

                              NUMBER OF      EXERCISE
YEAR ISSUED                    WARRANTS        PRICE              EXPIRATION DATE
-----------                   ----------   -------------   ------------------------------
Year ended December 31,          275,000   $ 5.25 - 6.00   September 2001 - October 2006
  1996......................
Year ended December 31,          265,000   $ 5.00 - 6.00   January 2002 - September 2002
  1997......................
Year ended December 31,          142,625   $ 2.14 - 2.37   December 2001 - November 2004
  1999......................
Year ended December 31,       14,549,584   $0.01 - 10.14   April 2002 - September 2005
  2000......................
                              ----------
                              15,232,209
                              ==========

     As of December 31, 2000, all of the warrants are vested.

     In 1998, warrants for 1,716,667 shares were exercised, including 1,050,000 shares related to a Private Placement. The proceeds in 1998 from warrant exercises were $7.4 million.

9. STOCK OPTION PLAN

     The Company has a stock option plan for employees, consultants, and other individual contributors to the Company which enables the Company to grant up to approximately 10 million qualified and nonqualified incentive stock options (the "1999 Plan"). The Company adopted the 1999 Plan in the second quarter of 1999 and aggregated the Company's prior plans. The qualified options are to be granted at an exercise price not less than the fair market value at the date of grant. The nonqualified options are to be granted at an exercise price of not less than 85% of the fair market value at the date of grant. The aggregate number of shares of common stock that may be granted through awards under the 1999 Plan to any employee in any calendar year may not exceed 300,000 shares. The Company's compensation committee determines the period within which options may be exercised, but no option may be exercised more than ten years from the date of grant. The compensation committee also determines the period over which the options vest. Options are generally exercisable for ten years from the grant date and generally vest over a four year period from the date of grant.

     The 1999 Plan also provides for stock purchase authorizations and stock bonus awards. As of December 31, 2000, stock bonus awards totaling 5,000 have been granted under the 1999 Plan.

     Upon the acquisition of Cereus in September 2000, the Company assumed the Cereus Technology Partners, Inc. 1997 Stock Option Plan (the "Cereus Plan"), and the options outstanding. The options outstanding under the Cereus Plan were converted at a rate of 1.75 shares of the Company's common stock per share of Cereus common stock at the time of the merger and totaled 1,376,708. These options, at the time of merger, had an estimated fair value of $2.8 million using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility -- 88%; expected life -- five years; risk-free interest rate -- 5.5%; and expected dividend yield -- 0% and are included in goodwill. Total options available for grant under the Cereus Plan as of December 31, 2000 were 4,001,220. The Company does not plan to issue any additional shares under the Cereus Plan.

     Total options available for grant under the 1999 Plan as of December 31, 2000 were 1,335,150.

     In connection with the merger with Cereus, the Company recorded deferred compensation of approximately $6.9 million for the aforementioned options granted by Cereus prior to the merger which were exchanged for the Company's options ("Replacement Awards"). The deferred compensation represents the unvested intrinsic value of the Replacement Awards and is accounted for in accordance with FASB Statement No. 44 "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25."

                            VERSO TECHNOLOGIES, INC.

The Company amortizes deferred compensation over four years, the vesting period of the options. The Company amortized to noncash compensation expense approximately $608,000 of the deferred compensation related to these option grants for the year ended December 31, 2000.

     Prior to the merger, Cereus granted stock warrants totaling 3,680,000 in 2000 to certain employees and directors outside of its stock option plan in addition to the warrants discussed in Note 8. These stock warrants have contractual terms of 10 years. The majority of these warrants have an exercise price equal to the fair market value of Cereus's stock at the grant date. The warrants granted in 2000 vest over various terms not to exceed 5 years, beginning on the date of the grant. These warrants were assumed by the Company and converted based on the merger agreement to 6,440,000 warrants at the time of the merger with Cereus. The fair value of these warrants at the time of merger, estimated to be $15.5 million using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility -- 88%; expected life -- five years; risk-free interest rate -- 5.5%; and expected dividend yield -- 0%, is included in the cost of the acquisition.

     During 2000, the Company accelerated vesting and extended exercise dates on options for certain terminated individuals. The Company recorded a non-cash charge of approximately $532,000 for the year ended December 31, 2000, representing the value of the accelerated vesting and extended exercise dates for certain terminated employees. The expense is included in reorganization costs.

     A summary of the status of the Company's stock options granted to employees, and the above warrants granted by Cereus, prior to the merger, as of December 31, 2000, December 31, 1999, and December 31, 1998 and the changes during the year ended on these dates is presented below:

  Employee Stock Options

                                        2000                    1999                    1998
                                ---------------------   ---------------------   ---------------------
                                NUMBER OF    WEIGHTED   NUMBER OF    WEIGHTED   NUMBER OF    WEIGHTED
                                SHARES OF    AVERAGE    SHARES OF    AVERAGE    SHARES OF    AVERAGE
                                UNDERLYING   EXERCISE   UNDERLYING   EXERCISE   UNDERLYING   EXERCISE
                                 OPTIONS      PRICES     OPTIONS      PRICES     OPTIONS      PRICES
                                ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of
  the year....................   4,058,207    $4.05     3,356,637     $ 4.17    2,533,046     $4.04
Granted.......................  12,665,797     4.35     1,834,500       4.00    1,588,953      4.54
Exercised.....................   1,005,596     3.41       116,268       3.24       14,232      3.09
Forfeited.....................   1,119,038     6.25     1,010,910       4.39      751,130      4.61
Expired.......................          --       --         5,752      17.39           --        --
                                ----------              ---------               ---------
Outstanding at end of year....  14,599,370     4.19     4,058,207       3.07    3,356,637      4.17
                                ==========              =========               =========
Exercisable at end of year....   5,670,100     3.92     2,314,801       3.43    2,148,559      4.17
                                ==========              =========               =========
Weighted-average fair value of
  all options granted.........                 4.19                     2.47                   3.14

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                     ASSUMPTION                       2000     1999         1998
                     ----------                       ----     ----         ----
Expected Term.......................................   4.00     5.00        5.00
Expected Volatility.................................  91.00%   69.16%    30% - 60%
Expected Dividend Yield.............................   0.00%    0.00%      0.00%
Risk-Free Interest Rate.............................   5.50%    5.53%   5.3% to 6.0%

                            VERSO TECHNOLOGIES, INC.

     The following table summarizes information about employee stock options outstanding at December 31, 2000:

                    OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                  ------------------------                 ------------------------
                    NUMBER      WGTD. AVG.   WGTD. AVG.      NUMBER      WGTD. AVG.
   RANGE OF       OUTSTANDING    EXERCISE     REMAINING    EXERCISABLE    EXERCISE
EXERCISE PRICES   AT 12/31/00     PRICE      CONTR. LIFE   AT 12/31/00     PRICE
---------------   -----------   ----------   -----------   -----------   ----------
$0.38 to   2.14    4,533,975      $2.12         9.56        2,482,311      $ 2.11
 2.14 to   3.75    3,390,765       3.02         7.27          904,766        3.00
 3.81 to   4.14    2,061,788       4.05         8.87          409,665        3.86
 4.15 to   8.81    3,522,342       6.00         7.61        1,691,166        6.14
 8.81 to  18.00    1,090,500      10.83         9.52          182,192       12.72
---------------   ----------      -----         ----        ---------      ------
$0.38 to $18.00   14,599,370      $4.19         8.46        5,670,100      $ 3.92
===============   ==========      =====         ====        =========      ======

     Had the Company used the fair value-based method of accounting for its stock option and incentive plans and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, the net loss and net loss per common share would have been increased to the following pro forma amounts (in thousands, except for per share amounts):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
Net Loss:
  As reported........................................  $(55,482)   $(9,838)   $(6,483)
  Pro forma..........................................   (59,466)   (11,139)    (9,389)
Net Loss per Common Share:
  As reported........................................  $  (2.14)   $ (0.41)   $ (0.29)
  Pro forma..........................................     (2.30)     (0.47)     (0.41)

10. INCOME TAXES

     The significant components of income taxes, for continuing operations are as follows (in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                            ---------------------------
                                                            2000     1999        1998
                                                            ----   ---------   --------
Income Taxes:
  Currently Payable.......................................   $--   $    (155)  $    180
  Deferred................................................   --           --         --
                                                             --    ---------   --------
          Income Tax Expense..............................   $--   $    (155)  $    180
                                                             ==    =========   ========

     A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax was as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Statutory U.S. rate.........................................  (34.0)%  (34.0)%  (34.0)%
State income taxes, net of federal benefit..................   (3.8)    (3.4)    (4.0)
Non-deductible goodwill.....................................    7.1      4.5      8.9
Non-deductible merger costs.................................     --      8.7       --
Effect of acquisitions......................................  (22.1)      --       --
Effect of valuation allowance...............................   52.8     21.6     40.4
                                                              -----    -----    -----
                                                                0.0%    (2.6)%   11.3%
                                                              =====    =====    =====

                            VERSO TECHNOLOGIES, INC.

     Deferred income taxes are recognized to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows (in thousands):

                                                                    DECEMBER 31,
                                                             --------------------------
                                                                2000           1999
                                                             -----------   ------------
Deferred tax assets and (liabilities):
  Net operating loss carryforwards.........................  $    35,241   $      2,569
  Capital loss carryforwards...............................          269            230
  Research and development credits.........................        1,248             15
  Unearned revenue.........................................        1,412          1,092
  Reserves.................................................        2,272          1,013
  Compensation accruals....................................        1,335            637
  Discontinued Operations..................................        4,625         11,569
  Valuation allowance......................................      (46,402)       (17,125)
                                                             -----------   ------------
          Net deferred tax asset...........................  $        --   $         --
                                                             ===========   ============

     The valuation allowance for deferred tax assets as of December 31, 2000, was approximately $46.4 million. The change of $29.3 million and $1.9 million in the total valuation allowance for 2000 and 1999, respectively, resulted primarily from increases in the above described temporary differences on which a valuation allowance was provided. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, Management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, net of existing valuation allowances at December 31, 2000.

     At December 31, 2000, the Company had net operating loss ("NOL") carry-forwards of approximately $68.2 million, a portion of which are subject to certain limitations under the Internal Revenue Code Section 382, and other business tax credits of approximately $1.2 million. If not utilized, the NOLs will begin expiring in years 2001 through 2019.

11. SAVINGS AND RETIREMENT PLAN

     The Company sponsors a 401(k) savings and retirement plan which is available to all eligible employees. Under the plan, the Company may make a discretionary matching contribution. Discretionary matching contributions were approximately $151,000, $99,000 and $101,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

12. EMPLOYEE STOCK PURCHASE PLAN

     On November 16, 1999, the Company adopted the Verso Technologies, Inc. 1999 Employee Stock Purchase Plan (the "Plan") which offers employees the right to purchase shares of the Company's common stock at 85% of the market price, as defined. Under the Plan, full-time or part-time employees, except persons owning 5% or more of the Company's stock, who have worked for the Company for at least 15 consecutive days before the beginning of the offering period are eligible to participate in the Plan. Employees may elect to have withheld up to 10% of their annual salary up to a maximum of $25,000 per year to be applied to the purchase of the Company's unissued common stock. The purchase price is generally the lesser of the market price on the beginning or ending date of the offering periods under the Plan. A maximum of 1,000,000 shares of common stock may be purchased under the Plan. During year ended December 31, 2000, shares issued under the Plan were 60,355.

                            VERSO TECHNOLOGIES, INC.

13. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases office space and certain equipment under operating leases which expire at various dates through 2010 with some leases containing options for renewal. Rent expense under these leases was $2.9 million, $1.5 million and $602,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     As of December 31, 2000, approximate future commitments under operating leases in excess of one year are as follows (in thousands):

2001........................................................  $ 2,726
2002........................................................    2,482
2003........................................................    2,294
2004........................................................    2,083
2005........................................................    1,495
Thereafter..................................................    5,963
                                                              -------
          Total.............................................  $17,043
                                                              =======

  Purchase Commitment

     The preferred stockholders of MessageClick may be entitled to receive an additional $3,000,000 payable in the Company's common stock if the MessageClick business achieves certain revenue levels for the year ending December 31, 2001. As it is not possible to estimate what, if any, payment would be due, no such amounts have been recognized. However, if amounts are paid, this additional purchase price will be recorded as an intangible asset and amortized over the remaining estimated life of the original goodwill recorded.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf on March 29, 2001 by the undersigned, thereunto duly authorized.

                                          VERSO TECHNOLOGIES, INC.

                                          By:      /s/ STEVEN A. ODOM
                                            ------------------------------------
                                                       Steven A. Odom
                                                   Chairman of the Board
                                                and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
                 /s/ STEVEN A. ODOM                    Chief Executive Officer and      March 29, 2001
-----------------------------------------------------    Chairman of the Board
                   Steven A. Odom                        (Principal Executive Officer)

                /s/ JAMES M. LOGSDON                   President, Chief Operating       March 29, 2001
-----------------------------------------------------    Officer and Director
                  James M. Logsdon

                /s/ JULIET M. REISING                  Executive Vice President, Chief  March 29, 2001
-----------------------------------------------------    Financial Officer, Secretary,
                  Juliet M. Reising                      Treasurer and Director
                                                         (Principal Accounting and
                                                         Financial Officer)

                 /s/ AMY L. NEWMARK                    Director                         March 29, 2001
-----------------------------------------------------
                   Amy L. Newmark

               /s/ STEPHEN E. RAVILLE                  Director                         March 29, 2001
-----------------------------------------------------
                 Stephen E. Raville

                 /s/ MAX E. BOBBITT                    Director                         March 29, 2001
-----------------------------------------------------
                   Max E. Bobbitt

              /s/ JOSEPH R. WRIGHT, JR.                Director                         March 29, 2001
-----------------------------------------------------
                Joseph R. Wright, Jr.

                  /s/ GARY H. HECK                     Director                         March 29, 2001
-----------------------------------------------------
                    Gary H. Heck

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Verso Technologies, Inc.:

     Under date of February 23, 2001, except as to Note 5, which is as of March 26, 2001, we reported on the consolidated balance sheet of Verso Technologies, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2000 as contained in the Verso Technologies, Inc. 2000 Annual Report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Atlanta, Georgia
February 23, 2001

                            VERSO TECHNOLOGIES, INC.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                                ADDITIONS
                                 ----------------------------------------
                                  BALANCE AT     CHARGED TO                               BALANCE AT
                                  BEGINNING      COSTS AND     ALLOWANCES                   END OF
DESCRIPTION                       OF PERIOD       EXPENSES      ACQUIRED    DEDUCTIONS      PERIOD
-----------                      ------------   ------------   ----------   ----------   ------------
Allowances for doubtful
  accounts:
  2000.........................  $ (1,043,000)  $ (2,464,000)  $(632,000)   $2,473,000   $ (1,666,000)
  1999.........................    (2,914,000)    (3,568,000)         --     5,439,000     (1,043,000)
  1998.........................    (2,888,000)    (1,639,000)   (150,000)    1,763,000     (2,914,000)
Inventory valuation reserve:
  2000.........................  $         --   $   (800,000)  $      --    $       --   $   (800,000)
Deferred tax valuation
  allowance:
  2000.........................  $(17,125,000)  $(29,277,000)  $      --    $       --   $(46,402,000)
  1999.........................  $(15,240,000)  $ (1,885,000)  $      --    $       --   $(17,125,000)

                            VERSO TECHNOLOGIES, INC.

                                 EXHIBIT INDEX
                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

ITEM NO.                    ITEM                                 METHOD OF FILING
--------                    ----                                 ----------------
  2.1     Second Amended and Restated Agreement and  Incorporated by reference to Appendix A
          Plan of Merger dated as of July 27, 2000   to the Registrant's Registration
          among the Registrant, Solemn Acquisition   Statement on Form S-4 filed August 7,
          Corporation and Cereus Technology          2000 (File No. 333-43224).
          Partners, Inc. ("Cereus").
  2.2     Agreement and Plan of Merger dated as of   Incorporated by reference to Exhibit 2.1
          August 31, 1998 among the Registrant,      to the Registrant's Current Report on
          Encore Acquiring Corporation, Encore       Form 8-K filed September 10, 1998.
          Systems, Inc., Global Systems and
          Support, Inc., Five Star Systems, Inc.,
          Penelope A. Sellers, and Joseph T. Dyer.
  2.3     Agreement and Plan of Merger dated as of   Incorporated by reference to Exhibit 2.1
          November 11, 1998 among the Registrant,    to the Registrant's Registration
          Sulcus Hospitality Technologies Corp. and  Statement on Form S-4 filed February 16,
          Sulcus Acquiring Corporation.              1999 (File No. 333-68699).
  2.4     Stock Purchase Agreement dated as of       Incorporated by reference to Exhibit
          October 26, 2000 between Squirrel          10.15 to the Registrant's Quarterly
          Systems, Inc., a wholly owned subsidiary   Report on Form 10-Q for the period ending
          of the Registrant, Squirrel Systems of     September 30, 2000.
          Canada Ltd., and SQS Acquisitions Inc.
  2.5     Agreement and Plan of Merger dated         Incorporated by reference to Exhibit 2.1
          October 31, 2000 between the Registrant,   to the Registrant's Current Report on
          MessageClick, Inc. and MCLICK Acquisition  Form 8-K filed December 6, 2000.
          Corporation (the "MessageClick Merger
          Agreement").
  2.6     First Amendment to the Agreement and Plan  Incorporated by reference to Exhibit 2.2
          of Merger dated November 9, 2000 between   to the Registrant's Current Report on
          the Registrant, MCLICK Acquisition         Form 8-K filed December 6, 2000.
          Corporation and MessageClick, Inc.
  2.7     Second Amendment to the Agreement and      Incorporated by reference to Exhibit 2.3
          Plan of Merger dated November 10, 2000     to the Registrant's Current Report on
          between the Registrant, MCLICK             Form 8-K filed December 6, 2000.
          Acquisition Corporation and MessageClick,
          Inc.
  2.8     Agreement for the Purchase and Sale of     Incorporated by reference to Exhibit 2.1
          Assets between AmerisSoft Corporation      to the Registrant's current Report on
          ("AmerisSoft"), the Registrant and Eltrax  Form 8-K filed December 29, 2000.
          Hospitality Group, Inc. dated as of
          September 28, 2000 (the "AmerisSoft
          Agreement").
  2.9     Letter amending the AmerisSoft Agreement   Incorporated by reference to Exhibit 2.2
          dated October 18, 2000.                    to the Registrant's Current Report on
                                                     Form 8-K filed December 29, 2000.

ITEM NO.                    ITEM                                 METHOD OF FILING
--------                    ----                                 ----------------
  2.10    Letter amending the AmerisSoft Agreement   Incorporated by reference to Exhibit 2.3
          dated November 22, 2000.                   to the Registrant's Current Report on
                                                     Form 8-K filed December 29, 2000.
  2.11    Form of Agreement between AmerisSoft       Incorporated by reference to Exhibit 2.4
          Norway AS and Eltrax System Scandinavia    to the Registrant's Current Report on
          AS.                                        Form 8-K filed December 29, 2000.
  2.12    Form of Agreement between AmerisSoft,      Incorporated by reference to Exhibit 2.5
          AmerisSoft Hospitality (Switzerland)       to the Registrant's Current Report on
          GmbH, the Registrant, Eltrax AG, and       Form 8-K filed December 29, 2000.
          Eltrax Holdings AG.
  2.13    Form of Agreement between AmerisSoft,      Incorporated by reference to Exhibit 2.6
          AmerisSoft Australia Pty Limited, the      to the Registrant's Current Report on
          Registrant, Eltrax Systems Pty Ltd, and    Form 8-K filed December 29, 2000.
          Eltrax International Group, Inc.
  2.14    Form of Agreement between AmerisSoft,      Incorporated by reference to Exhibit 2.7
          AmerisSoft Hospitality (UK) Limited, the   to the Registrant's Current Report on
          Registrant, and Eltrax Hospitality UK      Form 8-K filed December 29, 2000.
          Ltd.
  2.15    Form of Agreement between AmerisSoft,      Incorporated by reference to Exhibit 2.8
          Impact Level (M) Sdn. Bhd., the            to the Registrant's Current Report on
          Registrant, Eltrax Systems Sdn. Bhd., and  Form 8-K filed December 29, 2000.
          Eltrax International Inc.
  2.16    Form of Agreement between AmerisSoft       Incorporated by reference to Exhibit 2.9
          Hospitality Group (US), Inc, the           to the Registrant's Current Report on
          Registrant, and Eltrax Group, Inc.         Form 8-K filed December 29, 2000.
  2.17    Form of Agreement between AmerisSoft,      Incorporated by reference to Exhibit 2.10
          AmerisSoft (HK) Corporation Limited, the   to the Registrant's Current Report on
          Registrant, Eltrax Systems Pty Limited,    Form 8-K filed December 29, 2000.
          and Eltrax International Inc.
  2.18    Form of Agreement between AmerisSoft,      Incorporated by reference to Exhibit 2.11
          Latin America One Pte Ltd, the             to the Registrant's Current Report on
          Registrant, and Eltrax Systems Pte Ltd.    Form 8-K filed December 29, 2000.
  3.1     Amended and Restated Articles of           Incorporated by reference to Exhibit 3.1
          Incorporation of the Registrant, as        to the Registrant's Registration
          amended.                                   Statement on Form S-18 (File No.
                                                     33-51456).
  3.2     Amendment to Articles of Incorporation of  Incorporated by reference to Exhibit 3.1
          the Registrant.                            to the Registrant's Current Report on
                                                     Form 8-K filed October 2, 2000
  3.3     Bylaws of the Registrant, as amended.      Incorporated by reference to Exhibit 3.2
                                                     to the Registrant's Registration
                                                     Statement on Form S-4 filed August 7,
                                                     2000 (File No. 333-43224).
  4.1     Specimen form of the Registrant's common   Incorporated by reference to Exhibit 4.1
          stock certificate.                         to the Registrant's Registration
                                                     Statement on Form S-18 (File No.
                                                     33-51456).
  4.2     Warrant, dated as of October 31, 1996, to  Incorporated by reference to Exhibit 10.4
          purchase 106,250 shares of the             to the Registrant's Current Report on
          Registrant's common stock granted to       Form 8-K filed November 12, 1996.
          Walter C. Lovett.

ITEM NO.                    ITEM                                 METHOD OF FILING
--------                    ----                                 ----------------
  4.3     Warrant, dated as of October 31, 1996, to  Incorporated by reference to Exhibit 10.5
          purchase 106,250 shares of the             to the Registrant's Current Report on
          Registrant's common stock granted to       Form 8-K filed November 12, 1996.
          Douglas L. Roberson.
  4.4     Warrant dated as of September 23, 1997 to  Incorporated by reference to Exhibit 4.5
          purchase 240,000 shares of the             to the Registrant's Annual Report the
          Registrant's common stock granted to       year ended December 31, 1997.
          Morgan Q. Payne.
  4.5     Convertible Debenture dated July 27, 2000  Incorporated by reference to Exhibit 4.5
          executed by the Registrant in favor of     to the Registrant's Registration
          Strong River Investments, Inc.             Statement on Form S-4 filed August 7,
                                                     2000 (File No. 333-43224).
  4.6     Convertible Debenture dated July 27, 2000  Incorporated by reference to Exhibit 4.6
          executed by the Registrant in favor of     to the Registrant's Registration
          Bay Harbor Investments, Inc.               Statement on Form S-4 filed August 7,
                                                     2000 (File No. 333-43224).
  4.7     Registration Rights Agreement dated July   Incorporated by reference to Exhibit 4.7
          27, 2000, among the Registrant, Strong     to the Registrant's Registration
          River Investments, Inc. and Bay Harbor     Statement on Form S-4 filed August 7,
          Investments, Inc.                          2000 (File No. 333-43224).
  4.8     Registration Rights Agreement dated June   Incorporated by reference to Exhibit 4.8
          29, 2000 between the Registrant and        to the Registrant's Registration
          E.piphany, Inc.                            Statement on Form S-4 filed August 7,
                                                     2000 (File No. 333-43224).
  4.9     Warrant dated as of July 27, 2000 to       Incorporated by reference to Exhibit 4.10
          purchase 104,168 shares of the             to the Registrant's Registration
          Registrant's common stock granted to       Statement on Form S-4 filed August 7,
          Strong River Investments, Inc.             2000 (File No. 333-43224).
  4.10    Warrant dated as of July 27, 2000 to       Incorporated by reference to Exhibit 4.11
          purchase 104,168 shares of the             to the Registrant's Registration
          Registrant's common stock granted to Bay   Statement on Form S-4 filed August 7,
          Harbor Investments, Inc.                   2000 (File No. 333-43224).
  4.11    Warrant dated as of July 27, 2000 to       Incorporated by reference to Exhibit 4.12
          purchase 26,041 shares of the              to the Registrant's Registration
          Registrant's common stock granted to       Statement on Form S-4 filed August 7,
          Strong River Investments, Inc.             2000 (File No. 333-43224).
  4.12    Warrant dated as of July 27, 2000 to       Incorporated by reference to Exhibit 4.13
          purchase 26,041 shares of the              to the Registrant's Registration
          Registrant's common stock granted to Bay   Statement on Form S-4 filed August 7,
          Harbor Investments, Inc.                   2000 (File No. 333-43224).
  4.13    Warrant dated as of July 27, 2000 to       Incorporated by reference to Exhibit 4.14
          purchase 52,083 shares of the              to the Registrant's Registration
          Registrant's common stock granted to       Statement on Form S-4 filed August 7,
          Strong River Investments, Inc.             2000 (File No. 333-43224).
  4.14    Warrant dated as of July 27, 2000 to       Incorporated by reference to Exhibit 4.15
          purchase 52,083 shares of the              to the Registrant's Registration
          Registrant's common stock granted to Bay   Statement on Form S-4 filed August 7,
          Harbor Investments, Inc.                   2000 (File No. 333-43224).

ITEM NO.                    ITEM                                 METHOD OF FILING
--------                    ----                                 ----------------
  4.15    Warrant to purchase 1,750,000 shares of    Incorporated by reference to Exhibit 10.7
          Common Stock of the Registrant dated       to the Registrant's Quarterly Report on
          September 29, 2000, issued to Steven A.    Form 10-Q for the period ending September
          Odom. Represents an executive              30, 2000.
          compensation plan or arrangement.
  4.16    Warrant to purchase 875,000 shares of      Incorporated by reference to Exhibit 10.8
          Common Stock of the Registrant dated       to the Registrant's Quarterly Report on
          September 29, 2000, issued to James M.     Form 10-Q for the period ending September
          Logsdon. Represents an executive           30, 2000.
          compensation plan or arrangement.
  4.17    Warrant to purchase 665,000 shares of      Incorporated by reference to Exhibit 10.9
          Common Stock of the Registrant dated       to the Registrant's Quarterly Report on
          September 29, 2000, issued to Juliet M.    Form 10-Q for the period ending September
          Reising. Represents an executive           30, 2000.
          compensation plan or arrangement.
  4.18    Warrant to purchase 300,000 shares of      Incorporated by reference to Exhibit
          Common Stock of Cereus dated August 21,    10.10 to the Registrant's Quarterly
          2000, issued to Steven A. Odom.            Report on Form 10-Q for the period ending
          Represents an executive compensation plan  September 30, 2000.
          or arrangement.
  4.19    Warrant to purchase 100,000 shares of      Incorporated by reference to Exhibit
          Common Stock of Cereus dated August 21,    10.11 to the Registrant's Quarterly
          2000, issued to James M. Logsdon.          Report on Form 10-Q for the period ending
          Represents an executive compensation plan  September 30, 2000.
          or arrangement.
  4.20    Warrant to purchase 350,000 shares of      Incorporated by reference to Exhibit
          Common Stock of Cereus dated August 21,    10.12 to the Registrant's Quarterly
          2000 issued to Juliet M. Reising.          Report on Form 10-Q for the period ending
          Represents an executive compensation plan  September 30, 2000.
          or arrangement.
  4.21    Warrant to purchase 250,000 shares of      Incorporated by reference to Exhibit
          Common Stock of Cereus dated August 21,    10.13 to the Registrant's Quarterly
          2000, issued to Juliet M. Reising.         Report on Form 10-Q for the period ending
          Represents an executive compensation plan  September 30, 2000.
          or arrangement.
  4.22    Warrant to purchase 50,000 shares of       Incorporated by reference to Exhibit
          Common Stock of Cereus dated August 21,    10.14 to the Registrant's Quarterly
          2000, issued to Peter Pamplin. Represents  Report on Form 10-Q for the period ending
          an executive compensation plan or          September 30, 2000.
          arrangement.
  4.23    Form of Warrant issued in connection with  Incorporated by reference to Exhibit 4.1
          the Merger Agreement between the           to the Registrant's Current Report on
          Registrant, MessageClick, Inc. and MCLICK  Form 8-K filed December 6, 2000.
          Acquisition Corporation.
  4.24    Form of Registration Rights Agreement      Incorporated by reference to Exhibit 4.2
          entered into in connection with the        to the Registrant's Current Report on
          MessageClick Merger Agreement.             Form 8-K filed December 6, 2000.

ITEM NO.                    ITEM                                 METHOD OF FILING
--------                    ----                                 ----------------
  4.27    Form of 7.5% Convertible Debenture issued  Incorporated by reference to Exhibit 4.5
          in connection with the Convertible         to the Registrant's Current Report on
          Debenture and Warrant Purchase Agreement   Form 8-K filed December 6, 2000.
          between the Registrant and the Purchasers
          named therein (the "Debenture Purchase
          Agreement).
  4.28    Form of Warrant issued in connection with  Incorporated by reference to Exhibit 4.6
          the Debenture Purchase Agreement.          to the Registrant's Current Report on
                                                     Form 8-K filed December 6, 2000.
  4.29    Form of Registration Rights Agreement      Incorporated by reference to Exhibit 4.7
          entered into in connection with the        to the Registrant's Current Report on
          Purchase Agreement.                        Form 8-K filed December 6, 2000.
  4.30    Registration Rights Agreement by and       Incorporated by reference to Exhibit 4(e)
          among Cereus Technology Partners, Inc.     to Cereus Technology Partners, Inc.'s
          and the stockholders named therein, dated  Annual Report on Form 10-KSB for the
          February 8, 2000.                          period ended December 31, 1999.
  4.31    Registration Rights Agreement by and       Filed herewith.
          among Cereus Technology Partners, Inc.
          and the stockholders a party thereto,
          dated August 18, 2000.
  4.32    Registration Rights Agreement by and       Filed herewith.
          among Cereus Technology Partners, Inc.
          and the stockholders a party thereto,
          dated September 15, 2000.
  4.33    Registration Rights Agreement by and       Filed herewith.
          among Cereus Technology Partners, Inc.
          and the stockholders a party thereto,
          dated September 27, 2000.
 10.1     Form of Incentive Stock Option Agreement.  Incorporated by reference to Exhibit 10.6 to the Registrant's Registration
                                                     Statement on Form S-18 (File 33-51456).
 10.2     Form of Non-Statutory Option Agreement.    Incorporated by reference to Exhibit 10.7
                                                     to the Registrant's Registration
                                                     Statement on Form S-18 (File 33-51456).
 10.3     Form of Non-Employee Director Stock        Incorporated by reference to Exhibit
          Option Agreement.                          10.10 to the Registrant's Annual Report
                                                     on Form 10-KSB for the year ended March
                                                     31, 1993.
 10.4     1992 Stock Incentive Plan.                 Incorporated by reference to Exhibit 10.4
                                                     to the Registrant's Registration
                                                     Statement on Form S-18 (File No.
                                                     33-51456).
 10.5     1995 Stock Incentive Plan.                 Incorporated by reference to Exhibit
                                                     10.12 to the Registrant's Annual Report
                                                     on Form 10-KSB for the year ended March
                                                     31, 1995.
 10.6     1997 Stock Incentive Plan.                 Incorporated by reference to the
                                                     Registrant's Proxy Statement for its 1997
                                                     Annual Meeting of Stockholders.

ITEM NO.                    ITEM                                 METHOD OF FILING
--------                    ----                                 ----------------
 10.7     1998 Stock Incentive Plan.                 Incorporated by reference to Exhibit
                                                     10.27 to the Registrant's Registration
                                                     Statement on Form S-4 filed February 16,
                                                     1999 (File No. 333-68699).
 10.8     1999 Stock Incentive Plan.                 Incorporated by reference to Exhibit 4.4
                                                     to the Registrant's Registration
                                                     Statement on Form S-8 filed August 13,
                                                     1999.
 10.9     First Amendment to the 1999 Stock          Incorporated by reference to Exhibit 10.9
          Incentive Plan.                            to the Registrant's Registration
                                                     Statement on Form S-4 filed August 7,
                                                     2000 (File No. 333-43224).
 10.10    1999 Employee Stock Purchase Plan.         Incorporated by reference to Exhibit 10.1
                                                     to the Registrant's Registration
                                                     Statement on Form S-8 filed December 8,
                                                     1999 (File No. 333-92337).
 10.11    Employment and Noncompetition Agreement    Incorporated by reference to Exhibit 10.2
          dated as of May 14, 1997 between the       to the Registrant's Current Report on
          Registrant and Edward J. Gorlitz.          Form 8-K filed May 15, 1997.
 10.12    Employment and Noncompetition Agreement    Incorporated by reference to Exhibit 10.2
          dated as of July 1, 1997 between the       to the Registrant's Current Report on
          Registrant and Joel J. Blickenstaff.       Form 8-K filed July 1, 1997.
 10.13    Employment and Noncompetition Agreement    Incorporated by reference to Exhibit 10.1
          dated as of July 1, 1997 between the       to the Registrant's Current Report on
          Registrant and Robert A. Hughes.           Form 8-K filed July 1, 1997.
 10.14    Employment and Noncompetition Agreement    Incorporated by reference to Exhibit 10.1
          dated as of August 15, 1997 between the    to the Registrant's Current Report on
          Registrant and Edward C. Barrett.          Form 8-K filed August 15, 1997.
 10.15    Employment and Noncompetition Agreement    Incorporated by reference to Exhibit 10.1
          dated as of August 15, 1997 between the    to the Registrant's Current Report on
          Registrant and Daniel M. Christy.          Form 8-K filed August 15, 1997.
 10.16    Employment and Noncompetition Agreement    Incorporated by reference to Exhibit 10.3
          dated as of August 15, 1997 between the    to the Registrant's Current Report on
          Registrant and David R. Hurlbrink.         Form 8-K filed August 15, 1997.
 10.17    Consulting Agreement dated as of April 1,  Incorporated by reference to Exhibit
          1999 between the Registrant and Montana    10.18 to the Registrant's Annual Report
          Corp.                                      on Form 10-K filed March 27, 2000.
 10.18    Consulting Agreement dated as of April 1,  Incorporated by reference to Exhibit
          1999 between the Registrant and CRL        10.19 to the Registrant's Annual Report
          Enterprises.                               on Form 10-K filed March 27, 2000.
 10.19    Real Estate Lease dated June 1, 1996       Incorporated by reference to Exhibit
          between Walt Lovett, Doug and Lisa         10.11 to the Registrant's Annual Report
          Roberson and Atlantic Network Systems,     on Form 10-KSB for the nine month
          Inc.                                       transition period ended December 31,
                                                     1996.
 10.20    Lease Agreement between Burgoe/Wyomissing  Incorporated by reference to Exhibit
          Partners and Hi-Tech Connections, Inc.     10.30 to the Registrant's Annual Report
          dated September 15, 1996.                  on Form 10-KSB for the year ended
                                                     December 31, 1997.

ITEM NO.                    ITEM                                 METHOD OF FILING
--------                    ----                                 ----------------
 10.21    Lease Agreement between JMG Development    Incorporated by reference to Exhibit
          Co. Ltd and DataComm Associates, Inc.      10.31 to the Registrant's Annual Report
          dated December 1, 1996.                    on Form 10-KSB for the year ended
                                                     December 31, 1997.
 10.22    Amended and Restated Preferred Vendor      Incorporated by reference to Exhibit
          Arrangement, dated as of May 15, 1992      10.29 to the Registrant's Registration
          between Holiday Hospitality Corporation    Statement on Form S-4 filed February 16,
          and Encore Systems, Inc.                   1999 (File No. 333-68699).
 10.23    Revolving Credit and Security Agreement    Incorporated by reference to Exhibit
          among PNC Bank, National Association and   10.32 to the Registrant's Annual Report
          the Registrant and certain of its          on Form 10-K filed March 27, 2000.
          subsidiaries dated March 14, 2000.
 10.24    First Amendment to Revolving Credit and    Incorporated by reference to Exhibit
          Security Agreement by and among PNC Bank   10.37 to the Registrant's Registration
          and the Registrant and certain of its      Statement on Form S-4 filed August 7,
          subsidiaries dated May 15, 2000.           2000 (File No. 333-43224).
 10.25    Second Amendment to Revolving Credit and   Incorporated by reference to Exhibit
          Security Agreement by and among PNC Bank   10.38 to the Registrant's Registration
          and the Registrant and certain of its      Statement on Form S-4 filed August 7,
          subsidiaries dated June 23, 2000.          2000 (File No. 333-43224).
 10.26    Consent of PNC Bank, National              Incorporated by reference to Exhibit
          Association, dated July 27, 2000 with      10.39 to the Registrant's Registration
          respect to Revolving Credit and Security   Statement on Form S-4 filed August 7,
          Agreement dated March 14, 2000, as         2000 (File No. 333-43224).
          amended.
 10.27    Stock Pledge Agreement dated June 14,      Incorporated by reference to Exhibit
          2000 by and between the Registrant and     10.50 to the Registrant's Registration
          PNC Bank.                                  Statement on Form S-4 filed August 7,
                                                     2000 (File No. 333-43224).
 10.28    Office Lease Agreement between the         Incorporated by reference to Exhibit
          Registrant and Galleria 400 LLC, dated     10.51 to the Registrant's Registration
          September 20, 1999.                        Statement on Form S-4 filed August 7,
                                                     2000 (File No. 333-43224).
 10.29    First Amendment to Office Lease Agreement  Incorporated by reference to Exhibit
          between the Registrant and Galleria 400    10.52 to the Registrant's Registration
          LLC, dated March 31, 2000.                 Statement on Form S-4 filed August 7,
                                                     2000 (File No. 333-43224).
 10.30    Convertible Debenture Purchase Agreement   Incorporated by reference to Exhibit
          dated July 27, 2000 among the Registrant,  10.53 to the Registrant's Registration
          Strong River Investments, Inc. and Bay     Statement on Form S-4 filed August 7,
          Harbor Investments, Inc.                   2000 (File No. 333-43224).
 10.31    Subscription Agreement dated June 29,      Incorporated by reference to Exhibit
          2000 between the Registrant and            10.54 to the Registrant's Registration
          E.piphany, Inc. June 12, 2000 among        Statement on Form S-4 filed August 7,
          Cereus and the Registrant's directors.     2000 (File No. 333-43224).
 10.32    Subordination Agreement dated July 27,     Incorporated by reference to Exhibit
          2000 among the Registrant, Cereus, Strong  10.57 to the Registrant's Registration
          River Investments, Inc. and Bay Harbor     Statement on Form S-4 filed August 7,
          Investments, Inc.                          2000 (File No. 333-43224).

ITEM NO.                    ITEM                                 METHOD OF FILING
--------                    ----                                 ----------------
 10.33    Executive Employment Agreement dated as    Incorporated by reference to Exhibit 10.4
          of September 29, 2000 between the          to the Registrant's Quarterly Report on
          Registrant and Steven A. Odom. Represents  Form 10-Q for the period ending September
          an executive compensation plan or          30, 2000.
          arrangement.
 10.34    Executive Employment Agreement dated as    Incorporated by reference to Exhibit 10.5
          of September 29, 2000 between the          to the Registrant's Quarterly Report on
          Registrant and James M. Logsdon.           Form 10-Q for the period ending September
          Represents an executive compensation plan  30, 2000.
          or arrangement.
 10.35    Executive Employment Agreement dated as    Incorporated by reference to Exhibit 10.6
          of September 29, 2000 between the          to the Registrant's Quarterly Report on
          Registrant and Juliet M. Reising.          Form 10-Q for the period ending September
          Represents an executive compensation plan  30, 2000.
          or arrangement.
 10.36    Form of Escrow Agreement entered into in   Incorporated by reference to Exhibit 4.3
          connection with the MessageClick Merger    to the Registrant's Current Report on
          Agreement.                                 Form 8-K filed December 6, 2000.
 10.37    Convertible Debenture and Warrant          Incorporated by reference to Exhibit 4.4
          Purchase Agreement dated October 31, 2000  to the Registrant's Current Report on
          between the Registrant and the             Form 8-K filed December 6, 2000.
          Purchasers.
 10.38    Cereus Technology Partners, Inc.           Incorporated by reference to Exhibit
          Directors' Warrant Incentive Plan.         10(cc) to Cereus Technology Partners,
          Represents an executive compensation plan  Inc.'s Annual Report on Form 10-KSB40 for
          or arrangement.                            the period ending December 31, 1999.
 10.39    Cereus Technology Partners, Inc. Outside   Incorporated by reference to Exhibit
          Directors' Warrant Plan. Represents an     10(dd) to Cereus Technology Partners,
          executive compensation plan or             Inc.'s Annual Report on Form 10-KSB40 for
          arrangement.                               the period ending December 31, 1999.
 10.40    Assignment and Assumption Agreement        Filed herewith.
          between Cereus Technology Partners, Inc.
          and the Registrant dated as of September
          29, 2000, assigning rights under the
          Registration Rights Agreements dated
          February 8, 2000, August 18, 2000,
          September 15, 2000 and September 27,
          2000.
 10.41    Cereus Technology Partners, Inc. 1997      Incorporated by reference to Exhibit
          Stock Option Plan, as amended.             10(k) to Cereus Technology Partners,
                                                     Inc.'s 10-12G filed December 21, 1999.
 11       Statement of Computation of Net Loss Per   Filed herewith.
          Common Share.
 21.1     Subsidiaries of the Registrant.            Filed herewith.
 23.1     Consent of KPMG, LLP.                      Filed herewith.
 23.2     Consent of PricewaterhouseCoopers, LLP.    Filed herewith.
 23.3     Consent of Crowe, Chizek and Company,      Filed herewith.
          LLP.