Form 10-K405/A
period 2000-12-31
VERSO TECHNOLOGIES INC
filed 2001-04-30
CIK 797448

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
(MARK ONE)

    [X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 1-11999

                            VERSO TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                    MINNESOTA                                    41-1484525
             (State of Incorporation)               (I.R.S. Employer Identification No.)

400 GALLERIA PARKWAY, SUITE 300, ATLANTA, GEORGIA                  30339
     (Address of Principal Executive Offices)                    (Zip Code)

                (Registrant's Telephone Number)  (678) 589-3500

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $67,098,338 as of March 9, 2001. The number of outstanding shares of the Registrant's Common Stock was 50,714,946 shares as of March 9, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Report on Form 10-K/A amends and restates in their entirety Items 10, 11, 12 and 13 of the Annual Report on Form 10-K of Verso Technologies, Inc., a Minnesota corporation (the "Company"), for the fiscal year ended December 31, 2000 (the "2000 Form 10-K").

     Items 10, 11, 12 and 13 of the 2000 Form 10-K have been amended to provide information which was to be incorporated by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission (the "SEC") in connection with the 2001 Annual Meeting of Shareholders.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company, their ages and their positions with the Company are set forth below:

NAME                                    AGE                   POSITION
----                                    ---                   --------
Max E. Bobbitt........................  56     Director
Gary H. Heck..........................  56     Director
James M. Logsdon......................  54     Director, President and Chief
                                               Operating Officer
Amy L. Newmark........................  43     Director
Steven A. Odom........................  48     Director, Chairman of the Board and
                                               Chief Executive Officer
Stephen E. Raville....................  53     Director
Juliet M. Reising.....................  50     Director, Executive Vice President,
                                               Chief Financial Officer and Secretary
Joseph R. Wright, Jr..................  62     Director

     Certain additional information concerning the individuals named above is set forth below:

     MAX E. BOBBITT has served as a director of the Company since September 2000. From January 2000 to September 2000, Mr. Bobbitt served as a director of Cereus Technology Partners, Inc., a Delaware corporation that merged with the Company in September 2000 ("Cereus"). Mr. Bobbitt has served as a director of WorldCom, Inc. since 1992 where he also serves on the compensation committee. Mr. Bobbitt is also currently a director of Metromedia China Corporation ("Metromedia China"), a telecommunications company, and Xepiedus Holding Corporation, a competitive local exchange company. From July 1998 until present, Mr. Bobbitt has been a telecommunications consultant. From March 1997 until July 1998, Mr. Bobbitt served as President and Chief Executive Officer of Metromedia China. From January 1996 until March 1997, Mr. Bobbitt was President and Chief Executive Officer of Asian American Telecommunications Corporation, which was acquired by Metromedia China in February 1997.

     GARY H. HECK has served as a director of the Company since September 2000. From January 2000 to September 2000, Mr. Heck served as a director of Cereus. Mr. Heck has been a consultant since 1989, most recently as a Managing Partner and a co-founder of PacifiCom, a consulting services company. From 1987 until 1989, he was President and Chief Executive Officer of Telematics Products, Inc., a telecommunications products company. From 1983 until 1987, he held various executive positions at Pacific Telesis Corporation, one of the nation's largest Regional Bell Operating Companies, and completed his tenure as a corporate officer of several subsidiaries of Pacific Telesis and Chief Executive Officer of PacTel Products Corporation. From 1977 until 1983, Mr. Heck was a Division Manager and District Manager at AT&T, where he was responsible for sales and marketing programs. From 1967 until 1977, Mr. Heck held various positions at Pacific Telephone & Telegraph.

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

     AMY L. NEWMARK has served as a director of the Company since September 2000. From January 2000 to September 2000, Ms. Newmark served as a director of Cereus. Ms. Newmark is a private investor in the technology, Internet and telecommunications fields. She was Executive Vice President of Strategic Planning at Winstar Communications, Inc. from 1995 to 1997. Before joining Winstar, she was the general partner of Information Age Partners, LP, a hedge fund investing primarily in technology and emerging growth companies. Before that, she was a securities analyst specializing in telecommunications and technology companies. Ms. Newmark is also a director of U.S. Wireless Data, Inc., ParkerVision, Inc., QueryObject Systems Corp., and iQO.com and also serves on the compensation committees of each of the foregoing companies.

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

     STEPHEN E. RAVILLE has been a director of the Company since October 1997. Since 1996, Mr. Raville has been Chief Executive Officer and Chairman of the Board of Telscape Communications, Inc. Mr. Raville is also President and controlling shareholder of First Southeastern Corp., a private investment company he formed in 1992. In 1983, Mr. Raville founded TA Communications, a long-distance telephone company, and served as its President, Chief Executive Officer and Chairman of the Board. In 1985, in conjunction with a merger between TA Communications and Advanced Telecommunications Corporation, he became Chairman and Chief Executive Officer of Advanced Telecommunications until the merger of Advanced Telecommunications into MCI WorldCom, Inc. in late 1992.

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

     JOSEPH R. WRIGHT, JR. has served as a director of the Company since September 2000. From January 2000 to September 2000, Mr. Wright served as a director of Cereus. Mr. Wright has been Vice Chairman and Director of Terremark Worldwide, Inc., a public company providing infrastructure and value-added telecom-munications services to e-business clients, Internet companies and network providers since May 2000. Prior to this Mr. Wright was Chairman, Chief Executive Officer and Director of AmTec, Inc., a public company providing telecommunications and Internet services to and from the Far East, which merged with Terremark Holdings, Inc. Mr. Wright was also Chairman and Director of GRC International, Inc., a public company that provides advanced computer, engineering and scientific technologies to government and commercial customers for information technology, Internet and software systems. GRC was acquired by AT&T in March 2000 and Mr. Wright has joined the AT&T Government Markets Advisory Board. He is also Vice Chairman and Director of Jefferson Consulting Group, LLC, a Washington, DC consulting firm, and Co-Chairman and Director of Baker & Taylor Holdings, Inc., an international book and video distribution company. Mr. Wright was Vice Chairman, Executive Vice President and Director of W.R. Grace & Company, a specialty chemicals and healthcare company, Chairman of Grace Energy Company, and President of Grace Environmental Company from 1989 to 1994. He was Deputy Director, then Director, of the Federal Office of Management and Budget under President Reagan, serving in the Cabinet and the Executive Office of the President from 1982 to 1989. He was also Deputy Secretary of the Department of Commerce from 1981 to 1982. Before that, Mr. Wright spent five years as President and Chief Operating Officer of Citicorp Retail Services and Retail Consumer Services, following five years in the Departments of Commerce and Agriculture, including Assistant Secretary. Mr. Wright currently serves on the Board of Directors of PanAmSat, Inc., the world's largest commercial provider of global sent elite-based communications services; Titan Corporation, a public company that provides global technology services to governments and the private sector; Fusion Telecommunications International, Inc., a multinational long distance telecommunications company; RealMed, Inc., a privately held electronic healthcare claims resolution company; and Musicmaker.com, a provider of customized CD compilations on the Internet.

     There are no family relationships among any of the executive officers or directors of the Company. No arrangement or understanding exists between any executive officer or any other person pursuant to which any executive officer or any other person pursuant to which any executive officer was selected as an executive officer of the Company. Executive officers of the Company are elected or appointed by the Company's Board of Directors (the "Board") and hold office until their successors are elected or until their death, resignation or removal, subject to the terms of applicable employment agreements.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and executive officers, and all persons ("Reporting Persons") who beneficially own more than 10% of the outstanding shares of the Company's common stock, par value $.01 per share (the "Common Stock"), to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Reporting Persons are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon a review of the copies of such forms furnished to the Company for the year ended December 31, 2000, and the information provided to the Company by Reporting Persons of the Company, no Reporting Person failed to file the forms required by Section 16 of the Exchange Act on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     The Company reimburses directors for out-of-pocket expenses incurred in attending Board or committee meetings. In addition, non-employee directors are eligible to receive grants of stock options under the Company's Stock Incentive Plan, although no such grants were made in 2000.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company as well as for other executive officers of the Company and its subsidiaries whose salary and bonus exceeded $100,000 during the year ended

December 31, 2000 (the "Named Executive Officers"). No other executive officer of the Company received or earned compensation in the form of salary and bonus which exceeded $100,000 during the year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                                                            COMPENSATION
                                                ANNUAL COMPENSATION            AWARDS
                                              -----------------------   SECURITIES UNDERLYING      ALL OTHER
     NAME AND PRINCIPAL POSITION       YEAR   SALARY ($)    BONUS ($)        OPTIONS (#)        COMPENSATION ($)
     ---------------------------       ----   ----------    ---------   ---------------------   ----------------
Steven A. Odom.......................  2000    $     --        $--             725,000                 $--
  Chief Executive Officer(1)           1999          --        --                   --                 --
                                       1998          --        --                   --                 --
William P. O'Reilly..................  2000     562,500(3)     --              200,000                 --
  Chief Executive Officer(2)           1999     188,254        --                   --                 --
                                       1998     103,846        --               75,000                 --

---------------

(1) Mr. Odom became the Chief Executive Officer in September 2000, and, pursuant to the terms of his employment agreement, he was not entitled to any cash compensation for 2000. See "Employment and Consulting Agreements."
(2) Mr. O'Reilly served as the Chief Executive Officer from January 1997 to September 2000. On April 1, 1999, Mr. O'Reilly entered into a consulting agreement with the Company, which agreement was amended on September 25, 2000. See "Employment and Consulting Agreements."
(3) Includes a lump-sum payment of $458,333 made to Mr. O'Reilly for consulting services rendered pursuant to the consulting agreement between the Company and Mr. O'Reilly dated April 1, 1999 and amended on September 25, 2000. See "Employment and Consulting Agreements."

                 AGGREGATED OPTION EXERCISES IN THE YEAR ENDED
                  DECEMBER 31, 2000 AND YEAR-END OPTION VALUE

     The following table sets forth information concerning the value at December 31, 2000 of the unexercised options held by each of the Named Executive Officers. The value of unexercised options reflects the increase in market value of the Common Stock from the date of grant through December 31, 2000. No Named Executive Officer exercised any options during 2000.

                                                NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED
                                                    OPTIONS/SAR'S             IN-THE-MONEY OPTIONS/SAR'S
                                                  AT FISCAL YEAR END            AT FISCAL YEAR END(1)
                                             ----------------------------    ----------------------------
                   NAME                      EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                   ----                      -----------    -------------    -----------    -------------
Steven A. Odom(2)..........................         --         725,000         $    --           $--
William P. O'Reilly........................    396,941              --          679.50           --

---------------

(1) Value of the Company's unexercised, in-the-money options based on the average of the high and low price of the Common Stock as of December 29, 2000 which was $1.33.
(2) Excludes options and warrants originally issued by Cereus prior to September 29, 2000, which now represent the right to acquire an aggregate of 2,436,875 shares of Common Stock, of which options or warrants to acquire an aggregate of 1,474,375 shares of Common Stock were exercisable at December 31, 2000 (and which had no value as of such date) and options or warrants to acquire an aggregate of 962,500 shares of Common Stock were unexercisable at December 31, 2000 (and which had no value as of such date).

                            OPTIONS/SAR GRANTS TABLE

     The following table shows individual grants of stock options made during 2000 to the Named Executive Officers.

                                                                                               POTENTIAL REALIZABLE VALUE
                                                % OF TOTAL                                     AT ASSUMED ANNUAL RATES OF
                                 SHARES        OPTIONS/SARS                                     STOCK PRICE APPRECIATION
                               UNDERLYING       GRANTED TO                                         FOR OPTION TERM(3)
                              OPTIONS/SARS      EMPLOYEES     EXERCISE PRICE                  -----------------------------
           NAME              GRANTED IN 2000    IN 2000(1)      ($/SH.)(2)     DATE OPTIONS        5%              10%
           ----              ---------------   ------------   --------------   ------------   -------------   -------------
Steven A. Odom.............      725,000          11.9%           $3.31          10/12/10     $1,510,557.73   $3,828,049.86
William P. O'Reilly........      200,000            3.3            8.06          01/01/10      1,014,092.58    2,569,909.72

---------------

(1) Based on options for a total of 6,076,963 shares granted to all directors, officers and employees.
(2) The exercise price is equal to the fair market value on the date of grant.
(3) The 5% and 10% appreciation rates are set forth in the SEC rules and no representation is made that the Common Stock will appreciate at these assumed rates or at all.

EMPLOYMENT AND CONSULTING AGREEMENTS

     On April 1, 1999, the Company entered into a consulting agreement with Mr. O'Reilly which provided him with an initial consulting fee of $225,000 and a consulting fee of $250,000 per year for each year thereafter. The parties amended such agreement on September 25, 2000 to modify the termination provision thereof, provide for the lump-sum payment of $458,333 for services rendered thereunder. The agreement is for three years ending March 31, 2002, and renews for successive two-year periods if not terminated earlier by the Company or Mr. O'Reilly. The agreement contains a non-competition clause that expires two years after the termination of the agreement. Prior to entering into this agreement, Mr. O'Reilly was paid $100,000 annually.

     In connection with the Cereus merger, the Company entered into an Executive Employment Agreement with Mr. Odom on September 29, 2000. Pursuant to this agreement, Mr. Odom has agreed to serve as Chief Executive Officer of the Company for a term of three years, and was not entitled to receive any cash compensation in 2000. The agreement provides for: (i) a term which will be automatically renewed for an additional one year term unless either party gives notice to the other of its intention not to so renew at least 90 days' prior to the termination of the then-current term; (ii) the payment of a specified base salary and an annual bonus in the discretion of the board of directors of the Company; (iii) a prohibition against Mr. Odom's disclosure of confidential information for a period of two years following termination; and (iv) continuation of Mr. Odom's salary and the benefits for the 24 months following his termination by the Company without cause or by him for good reason. Effective January 1, 2001, Mr. Odom's base salary under the employment agreement was increased to $450,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     From September 29, 2000 through December 31, 2000, the Compensation Committee of the Company was comprised of non-employee directors Ms. Newmark and Mr. Heck. From January 1, 2000 through September 29, 2000, the Compensation Committee was comprised of James C. Barnard and William G. Taylor. There are no Compensation Committee Interlocks.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of April 1, 2001, unless otherwise noted, by (a) each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, (b) each director,
(c) each executive officer named in the Summary Compensation Table set forth under the heading "Compensation of Executive Officers," and (d) all executive officers and directors of the Company as a group.

                          SHARES BENEFICIALLY OWNED(1)

NAME                                                           NUMBER     PERCENT(2)
----                                                          ---------   ----------
Steven A. Odom+++(3)........................................  1,920,725      3.7%
Juliet M. Reising+++(4).....................................    938,539      1.8
Amy L. Newmark+(5)..........................................    525,000      1.0
James M. Logsdon+++(6)......................................    443,750        *
Joseph R. Wright, Jr.+(7)...................................    304,862        *
Gary H. Heck+(8)............................................    218,750        *
Max E. Bobbitt+(9)..........................................    175,000        *
Stephen E. Raville+(10).....................................    165,000        *
All executive officers and directors as a group (8)
  persons(11)...............................................  4,691,626      9.0%

---------------

 +  Director of the Company
 ++  Officer of the Company
  *  Less than 1% of the issued and outstanding shares of the Common Stock.
 (1) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of April 1, 2001 are treated as outstanding only when determining the amount and percentage owned by such individual or group.
 (2) In accordance with SEC regulations, the percentage calculations are based on 50,714,946 shares of Common Stock issued and outstanding as of April 1, 2001 plus shares of Common Stock which may be acquired within 60 days of April 1, 2001 by each individual or group listed.
 (3) Includes (i) 1,300 shares of Common Stock owned by Mr. Odom's wife as to which Mr. Odom may be deemed to share voting and investment power; (ii) 14,600 shares of Common Stock held by Mr. Odom's daughter as to which Mr. Odom may be deemed to share voting and investment power; and (iii) options or warrants to purchase 1,605,625 shares of Common Stock exercisable within 60 days of April 1, 2001.
 (4) Includes options or warrants to purchase 881,664 shares of Common Stock exercisable within 60 days of April 1, 2001.
 (5) Includes warrants to purchase 350,000 shares of Common Stock exercisable within 60 days of April 1, 2001.
 (6) Includes options or warrants to purchase 430,625 shares of Common Stock exercisable within 60 days of April 1, 2001.
 (7) Includes (i) 17,500 shares of Common Stock owned by Cadet, LLC, of which Mr. Wright is Manager and in which he holds an equity interest and over which Mr. Wright may be deemed to have sole investment and voting power,
     (ii) warrants to purchase 201,250 shares of Common Stock, including warrants to purchase 17,500 shares of Common Stock held by Cadet, LLC, all such warrants being exercisable within 60 days of April 1, 2001.
 (8) Includes warrants to acquire 196,875 shares of Common Stock exercisable within 60 days of April 1, 2001.
 (9) Includes warrants to purchase 175,000 shares of Common Stock exercisable within 60 days of April 1, 2001.
(10) Includes (i) warrants to purchase 60,000 shares of Common Stock exercisable within 60 days of April 1, 2001, and (ii) 50,000 shares of Common Stock owned by the Raville 1994 Family Limited Partnership over which Mr. Raville does not have investment or voting power and over which Mr. Raville disclaims beneficial ownership.
(11) Includes warrants and options to purchase 3,901,039 shares of Common Stock exercisable within 60 days of April 1, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into an Executive Employment Agreement with Mr. Logsdon effective as of September 29, 2000, pursuant to which Mr. Logsdon has agreed to serve as the President and Chief Operating Officer of the Company for a term of three years for a base salary at an initial annual rate per year of $175,000. The agreement provides for: (i) a term which will be automatically renewed for an additional one year term unless either party gives notice to the other of its intention not to so renew at least 90 days' prior to the termination of the then-current term; (ii) the payment of a specified base salary and an annual bonus in the discretion of the board of directors of the Company; (iii) a prohibition against Mr. Logsdon's disclosure of confidential information for a period of two years following termination; and (iv) continuation of Mr. Logsdon's salary and the benefits for the 24 months following his termination by the Company without cause or by him for good reason. Effective January 1, 2001, Mr. Logsdon's base salary under the employment agreement was increased to $270,000.

     The Company has entered into an Executive Employment Agreement with Ms. Reising effective as of September 29, 2000, pursuant to which Ms. Reising has agreed to serve as an Executive Vice President and Chief Financial Officer of the Company for a term of three years for a base salary at an initial annual rate per year of $175,000. The agreement provides for: (i) a term which will be automatically renewed for an additional one year term unless either party gives notice to the other of its intention not to so renew at least 90 days' prior to the termination of the then-current term; (ii) the payment of a specified base salary and an annual bonus in the discretion of the board of directors of the Company; (iii) a prohibition against Ms. Reising's disclosure of confidential information for a period of two years following termination; and (iv) continuation of Ms. Reising's salary and the benefits for the 24 months following her termination by the Company without cause or by her for good reason. Effective January 1, 2001, Ms. Reising's base salary under the employment agreement was increased to $225,000.

     Descriptions of the Executive Employment Agreement between Mr. Odom and the Company and the consulting agreement between Mr. O'Reilly and the Company are set forth in this Report under the heading "Employment and Consulting Agreements."

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Dated: April 30, 2001