Form 10-Q
period 2001-03-31
VERSO TECHNOLOGIES INC
filed 2001-05-15
CIK 797448

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

              For the transition period from         to
                                            ---------  ---------

                         Commission file number 0-22190

                     ---------------------------------------

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

Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of May 11, 2001: 51,257,418.

                            VERSO TECHNOLOGIES, INC.
                                    FORM 10-Q

                                      INDEX


Part I.  FINANCIAL INFORMATION

                                                                                                   Page No.
                                                                                                   --------
   Item 1.

            Condensed Consolidated Balance Sheets as of March 31, 2001 and
              December 31, 2000....................................................................   2

            Condensed Consolidated Statements of Operations for the three months
              ended March 31, 2001 and 2000........................................................   3

            Condensed Consolidated Statements of Cash Flows for the three months
              ended March 31, 2001 and 2000........................................................   4

            Notes to the Condensed Consolidated Financial Statements...............................   6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations..................................................................  13

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................  19

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings......................................................................  20

   Item 2.  Changes in Securities and Use of Proceeds..............................................  20

   Item 6.  Exhibits and Reports on Form 8-K.......................................................  20

   Signature Page..................................................................................  22

   Exhibit Index...................................................................................  23

                PART I-ITEM 1: FINANCIAL STATEMENTS

                      VERSO TECHNOLOGIES, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                                                            MARCH 31,              DECEMBER 31,
                                                                               2001                   2000
                                                                           -----------            ------------
ASSETS:
Current assets:
    Cash and cash equivalents                                            $   8,475,074            $ 10,958,815
    Accounts receivable, net                                                11,131,903              15,203,759
    Inventories, principally finished goods                                  1,154,678               1,162,178
    Other current assets                                                     3,008,775               2,886,583
    Net assets of discontinued operations                                            -               7,066,273
                                                                         -------------           -------------
       Total current assets                                                 23,770,430              37,277,608



Property and equipment, net                                                  9,124,830               9,044,959
Intangibles, net                                                           109,478,561             120,540,845
                                                                         -------------           -------------
         Total assets                                                    $ 142,373,821           $ 166,863,412
                                                                         =============           =============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Line of credit                                                                 $ -                     $ -
    Current portion of convertible subordinated debentures,
      net of discount                                                          938,748               6,348,236
    Accounts payable                                                         4,580,822               6,557,173
    Accrued compensation                                                     1,396,379               2,829,283
    Accrued expenses                                                         4,165,921               5,216,625
    Unearned revenue and customer deposits                                   3,753,114               3,716,110
                                                                         -------------           -------------
       Total current liabilities                                            14,834,984              24,667,427

Convertible subordinated debentures, net of current portion
  and discount                                                               3,221,746               3,152,940
                                                                         -------------           -------------
       Total liabilities                                                    18,056,730              27,820,367
                                                                         -------------           -------------
Shareholders' equity:
    Common stock, $.01 par value, 100,000,000 shares authorized;
       50,829,842 and 49,615,133 shares issued and outstanding                 508,299                 496,152
    Additional paid-in capital                                             252,002,049             249,339,879
    Accumulated deficit                                                   (122,524,370)           (104,516,038)
    Deferred compensation                                                   (5,668,887)             (6,276,948)
                                                                         -------------           -------------
       Total shareholders' equity                                          124,317,091             139,043,045
                                                                         -------------           -------------
         Total liabilities and shareholders' equity                      $ 142,373,821           $ 166,863,412
                                                                         =============           =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                                        2001                    2000
                                                                     -----------             -----------
Revenue:
  Services                                                           $ 7,648,893             $ 7,408,400
  Products                                                             2,872,084              10,660,126
                                                                     -----------             -----------
    Total revenue                                                     10,520,977              18,068,526

Cost of revenue:
  Services                                                             5,660,266               4,176,852
  Products                                                             2,319,024               9,267,659
                                                                     -----------             -----------
    Total cost of revenue                                              7,979,290              13,444,511

Gross profit:
  Services                                                             1,988,627               3,231,548
  Products                                                               553,060               1,392,467
                                                                     -----------             -----------
    Gross profit                                                       2,541,687               4,624,015

Operating expenses:
  Sales, general and administrative                                    6,308,857               7,972,854
  Depreciation                                                           688,793                 244,283
  Amortization of intangibles                                         11,062,284                 350,942
  Amortization of deferred compensation                                  608,061                       -
                                                                     -----------             -----------

    Total operating expenses                                          18,667,995               8,568,079

                                                                     -----------             -----------
  Operating loss from continuing operations                          (16,126,308)             (3,944,064)

Interest expense, net, including $236,991 and $16,200 of
  amortization of loan fees and discount on convertible
  subordinated debentures in 2001 and 2000.                              242,176                  93,701
                                                                     -----------             -----------
Loss from continuing operations before income taxes
  and extraordinary item                                             (16,368,484)             (4,037,765)

Income taxes                                                                   -                       -
                                                                     -----------             -----------
Loss from continuing operations before extraordinary item            (16,368,484)             (4,037,765)
Loss from discontinued operations, net of income taxes                         -              (1,200,549)
                                                                     -----------             -----------
Loss before extraordinary item                                       (16,368,484)             (5,238,314)
Extraordinary item - loss from debt conversion                         1,639,848                       -
                                                                     -----------            ------------
  Net loss                                                          $(18,008,332)           $ (5,238,314)
                                                                    ============            ============
Net loss per common share - basic and diluted:
  Loss before discontinued operations and extraordinary item             $ (0.33)                $ (0.17)
  Loss from discontinued operations                                            -                   (0.05)
                                                                    ------------            ------------
  Loss before extraordinary item                                           (0.33)                  (0.22)
  Extraordinary item - loss from debt conversion                           (0.03)                      -
                                                                    ------------            ------------
Net loss per common share- basic and diluted                        $      (0.36)           $      (0.22)
                                                                    ============            ============
Weighted average shares outstanding - basic and diluted               50,522,369              24,067,893
                                                                    ============            ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                          2001                       2000
                                                                                     -------------               -------------
Operating Activities:
    Continuing operations:
       Net loss from continuing operations                                             $ (18,008,332)          $ (4,037,765)
       Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
           Extraordinary item - loss on debt conversion                                    1,639,848                      -
           Amortization of intangibles                                                    11,062,284                350,942
           Depreciation                                                                      688,793                244,283
           Amortization of deferred compensation                                             608,061                      -
           Provision for doubtful accounts                                                   691,405                 37,500
           Amortization of loan fees and discount on convertible subordinated
             debentures                                                                      236,991                 16,200
           Other                                                                              (2,210)                 6,000
           Changes in current operating items:
             Accounts receivable, net                                                      3,380,451               (646,121)
             Inventories, net                                                                  7,500             (2,674,191)
             Other current assets                                                           (407,461)              (423,654)
             Accounts payable                                                             (2,001,352)               776,381
             Accrued compensation                                                         (1,432,904)               546,218
             Accrued expenses                                                             (1,480,111)               (16,937)
             Unearned revenue and customer deposits                                           37,004             (1,091,448)
                                                                                          ----------             ----------
           Net cash used in continuing operating activities                               (4,980,033)            (6,912,592)
                                                                                          ----------             ----------
    Discontinued operations:
       Loss from discontinued operations                                                           -             (1,200,549)
       Adjustment to reconcile loss from discontinued operations
         to net cash (used in) provided by discontinued operating activities                (572,240)             1,607,521
                                                                                          ----------             ----------
           Net cash (used in) provided by discontinued operating activities                 (572,240)               406,972
                                                                                          ----------             ----------
           Net cash used in operating activities                                          (5,552,273)            (6,505,620)
                                                                                          ----------             ----------

INVESTING ACTIVITIES:

    Continuing operations:
       Net cash used in investing activities for continuing operations -
         Purchases of property and equipment, net                                           (766,454)            (1,555,408)
                                                                                          ----------             ----------
           Net cash used in investing activities for continuing operations                  (766,454)            (1,555,408)

    Discontinued operations:
       Software development costs capitalized, net                                                 -               (808,973)
       Purchases of property and equipment, net                                                    -                (87,011)
       Net proceeds from sale of discontinued operations                                   8,201,975                      -
                                                                                          ----------             ----------
         Net cash provided by (used in) investing activities for
           discontinued operations                                                         8,201,975               (895,984)
                                                                                          ----------             ----------
         Net cash provided by (used in) investing activities                               7,435,521             (2,451,392)
                                                                                          ----------             ----------
           Net cash provided by (used in) operating and investing activities,
            carried forward                                                                1,883,248             (8,957,012)
                                                                                          ----------             ----------


                             VERSO TECHNOLOGIES, INC.

                                    (Unaudited)

                                                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                             2001                   2000
                                                                                         -----------            -------------
NET CASH PROVIDED BY (USED IN) OPERATING AND INVESTING ACTIVITIES, CARRIED FORWARD         1,883,248             (8,957,012)
                                                                                         -----------            -----------
FINANCING ACTIVITIES:

    Continuing operations:
       Payments on long-term debt                                                                  -               (133,799)
       Borrowings on credit line, net                                                              -              7,721,798
       Payments on convertible subordinated debentures                                    (4,500,000)                     -
       Proceeds from issuances of common stock, net                                          133,011             15,004,514
                                                                                         -----------            -----------
         Net cash (used in) provided by financing activities
           for continuing operations                                                      (4,366,989)            22,592,513
                                                                                         -----------            -----------
    Discontinued operations:
       Net cash used in financing activities for discontinued operations -
         Payments on long-term debt                                                                -                (45,000)
                                                                                         -----------            -----------
         Net cash (used in) provided by financing activities                              (4,366,989)            22,547,513
                                                                                         -----------            -----------
         (Decrease) increase in cash and cash equivalents                                 (2,483,741)            13,590,501

CASH AND CASH EQUIVALENTS:
Beginning of period                                                                       10,958,815                613,294
                                                                                         -----------            -----------
End of period                                                                            $ 8,475,074           $ 14,203,795
                                                                                         ===========           ============

CASH AND CASH EQUIVALENTS:
    Continuing operations                                                                $ 8,475,074           $ 13,239,472
    Discontinued operations                                                                        -                964,323
                                                                                         -----------            -----------
       Total cash and cash equivalents                                                   $ 8,475,074           $ 14,203,795
                                                                                         ===========           ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    CASH PAYMENTS DURING THE PERIOD FOR:

       Interest                                                                              $ 5,185              $ 287,714
                                                                                         ===========           ============
       Income taxes                                                                         $ 14,010                $ 9,566
                                                                                         ===========           ============
    NON-CASH INVESTING AND FINANCING ACTIVITIES


       Common stock and compensatory
         options issued in reorganization                                                   $ 39,386                    $ -

       Conversion of subordinated debentures to common stock - issuance of 1,074,854
         shares of common stock and 945,378 common stock warrants                        $ 2,412,048                    $ -
                                                                                         ===========           ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001


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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company's financial position as of March 31, 2001, and its results of operations and cash flows for the periods ended March 31, 2001 and 2000.

         The Company historically operated through two separate business units: the Technology Services Group and the Hospitality Services Group ("HSG"). On July 19, 2000, the Company's Board of Directors authorized the disposition of HSG and in the first quarter of 2001 the sale of all of HSG was completed. HSG is reported as a discontinued operation and the consolidated financial statements have been reclassified to segregate the net assets and operating results of this business segment. Technology Services Group and corporate operations are reflected in continuing operations.

         The condensed consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including Cereus Technology Partners, Inc. ("Cereus") and its subsidiaries, which merged with the Company on September 29, 2000, and MessageClick, Inc. ("MessageClick"), which merged with the Company on November 22, 2000, each in transactions accounted for as purchases. Significant intercompany transactions have been eliminated. Certain prior year amounts in the consolidated financial statements and notes have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net income
         (loss) or shareholders' equity.

         The year-end condensed consolidated balance sheet was derived primarily from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

                            VERSO TECHNOLOGIES, INC.

                                 March 31, 2001

2.       MERGERS AND ACQUISITIONS

         MessageClick, Inc.

         On November 22, 2000, the Company acquired MessageClick, Inc. The purchase consideration was approximately $4.2 million, consisting of 1,405,923 shares of the Company's common stock with a fair value of $3.2 million, warrants to acquire 181,901 shares of the Company's common stock with an exercise price of $4.03 per share (estimated fair value of $301,000 using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility - 88%; expected life - five years; risk-free interest rate - 5.5%; and expected dividend yield - 0%), cash of $5,000 and acquisition costs of approximately $637,000, of which $261,000 were paid at March 31, 2001.

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

                            VERSO TECHNOLOGIES, INC.

                                 March 31, 2001

2.       MERGERS AND ACQUISITIONS, Continued

         Cereus Technology Partners, Inc.

         On September 29, 2000, the Company acquired all of the outstanding capital stock of Cereus. The purchase consideration was approximately $134.1 million, consisting of 21,866,600 shares of the Company's common stock with a fair value of $106.6 million, assumed options and warrants to acquire 20,947,900 shares of the Company's common stock with exercise prices ranging from $.51 to $10.14 per share (estimated fair value of $35.8 million, net of $6.9 million of deferred compensation discussed in Note 9, using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility - 88%; expected life - five years; risk-free interest rate - 5.5%; and expected dividend yield - 0%) and acquisition costs of approximately $1.9 million, reduced by a $10.2 million bridge facility advanced to the Company by Cereus prior to closing. The bridge facility accrued interest at 2% over prime and the Company recorded interest expense, prior to the closing of the transaction, of approximately $261,000 during the third quarter of 2000.

         The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled approximately $113.0 million and was allocated to goodwill. The goodwill is being amortized over three years.

         Pro Forma Effect of MessageClick and Cereus Transactions

         The following unaudited pro forma information presents the results of continuing operations of the Company for the three months ended March 31, 2000, as if the acquisitions above had taken place on January 1, 2000, (in thousands, except per share amounts):

                                Revenues                                          $   20,019
                                Loss from continuing operations                   $  (19,121)
                                Loss from continuing operations
                                  per common share
                                              -basic and diluted                  $     (.40)
                                Weighted average shares outstanding
                                              -basic and diluted                      47,340

                            VERSO TECHNOLOGIES, INC.

                                 March 31, 2001

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

         The loss on the sale of HSG totaled $11.0 million and was recorded in the third and fourth quarter of 2000. The loss included a reduction in asset values of approximately $4.3 million and a provision for anticipated closing costs and operating losses until disposal of approximately $6.7 million.

         Summary operating results of the discontinued operations for the three months ended March 31, 2000 (in thousands) are as follows:

                                  Revenue                               $        12,826
                                  Gross profit                                    5,371
                                  Operating loss                                 (1,060)
                                  Interest expense                                 (131)
                                  Income tax expense                                (10)
                                                                       ----------------
                                  Loss from
                                    discontinued operations             $        (1,201)
                                                                       ================

         Net assets held for sale at December 31, 2000 (in thousands) are as follows:

                       Cash and cash equivalents                                     $            196
                       Other current assets                                                     9,543
                       Furniture and equipment, net                                               685
                       Capitalized software, net                                                4,532
                       Intangibles, net                                                         1,387
                       Current liabilities                                                     (3,694)
                       Reserve for loss on sale and operating losses                           (5,784)
                       Accumulated other comprehensive loss                                       201
                                                                                     ----------------
                         Net assets of discontinued operations                       $          7,066
                                                                                     ================

                            VERSO TECHNOLOGIES, INC.

                                 March 31, 2001

4.       LOAN FACILITY WITH PNC BANK, NATIONAL ASSOCIATION

         In March 2000, the Company obtained a $20.0 million revolving credit agreement (the "Credit Agreement") with PNC Bank, National Association (the "Bank"). The Credit Agreement is secured by substantially all of the assets of the Company. The Credit Agreement was amended in January 2001 to reduce the availability thereunder to $10.0 million and in March 2001 to adjust certain covenants, in connection with the sale of HSG. Interest is charged at .5% above the Bank's Base Rate (10% at March 31, 2001). As amended, the Credit Agreement provides for up to $3,000,000 in letters of credit. Advances are limited by a formula based on eligible receivables, certain cash balances, outstanding letters of credit and certain subjective limitations. Interest payments are due monthly, and the Credit Agreement, as amended, expires March 2003. The Credit Agreement, as amended, includes fees of 3% on outstanding letters of credit and .25% on unused available borrowings. The Company paid certain loan fees and attorney's fees totaling approximately $185,000 in connection with the Credit Agreement, which fees are being amortized to interest expense over the term of the Credit Agreement, as amended.

         The Company had no borrowings under the Credit Agreement, as amended, as of March 31, 2001. The availability under the Credit Agreement, as amended, at March 31, 2001 was approximately $3.0 million. Under the terms of the Credit Agreement, as amended, the Company is required to meet increasing quarterly cash flow requirements, cannot declare dividends or incur any additional indebtedness and has annual capital expenditure limits. The Company was in compliance with these covenants as of March 31, 2001.

5.       CONVERTIBLE SUBORDINATED DEBENTURES

         In connection with the purchase of MessageClick, Inc., the Company issued to certain investors of MessageClick $4.5 million of its 7.5% convertible subordinated debentures. The debentures carry warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $7.39 per share. The debentures are convertible into the Company's common stock at a conversion price of $4.45. The convertible subordinated debentures are due November 22, 2005. The debentures have been discounted to reflect the fair value of the warrants issued, totaling approximately $1.4 million, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility - 88%; expected life - five years; risk-free interest rate - 5.5%; and expected dividend yield - 0%. The unamortized discount totaled approximately $1.3 million at March 31, 2001. In addition, the Company paid certain private placement fees and attorney's fees in connection with the sale of the debentures totaling $50,000. The fees are being amortized to interest expense over the term of the debentures.

                            VERSO TECHNOLOGIES, INC.

                                 March 31, 2001

5.       CONVERTIBLE SUBORDINATED DEBENTURES, Continued

         The Company issued $7.0 million of its 5% convertible subordinated debentures during the year ended December 31, 2000. The convertible subordinated debentures were issued with warrants to purchase 364,584 shares of the Company's common stock at an exercise price of $5.03 per share. The debentures have been discounted to reflect the fair value of the warrants issued, totaling approximately $1.0 million, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility - 88%; expected life
         - five years; risk-free interest rate - 5.5%; and expected dividend yield - 0%. The unamortized discount totaled approximately $61,300 at March 31, 2001. In addition, the Company paid certain private placement fees (including 88,712 shares of the Company's common stock with a fair value at the date of issuance totaling $350,000) and attorney's fees in connection with the sale of the debentures totaling $454,000. The fees are being amortized to interest expense over the term of the debentures.

         In January 2001, the Company modified the terms of its 5% convertible subordinated debentures. According to the modified terms of the agreement, the Company repurchased $4.5 million of the outstanding $7.0 million of its 5% convertible subordinated debentures. Of the remaining $2.5 million in outstanding 5% convertible subordinated debentures, $1.5 million were converted by the investors into the Company's common stock at a price of $1.40 per share. The remaining $1.0 million of 5% convertible subordinated debentures (due October 5, 2001) is convertible at $1.19 per share. In April 2001, $500,000 of the Company's 5% convertible subordinated debentures were converted at $1.19 per share, see Note 6. The Company may re-borrow up to $3.5 million at its option, subject to the satisfaction of certain conditions, through the issuance of new 5% convertible debentures, which will have a fixed conversion price determined at the time of issuance. In connection with this modification, the Company issued warrants to purchase 945,378 shares of the Company's common stock at an exercise price of $2.00 per share. The fair value of the warrants issued, totaled approximately $977,000, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility - 91%; expected life - five years; risk-free interest rate - 5.5%; and expected dividend yield - 0%. The cost of conversion, including the warrants issued, totaled $1.6 million in the three months ended March 31, 2000. The cost of the April 2001 conversion totaled approximately $120,000.

6.       SUBSEQUENT EVENTS

         On April 27, 2001, $500,000 of the Company's 5% convertible subordinated debentures were converted by the investors into the Company's common stock at a price of $1.19 per share. The cost of conversion, including attorney's fees, totaled approximately $120,000.

                            VERSO TECHNOLOGIES, INC.

                                 March 31, 2001

6.       SUBSEQUENT EVENTS, Continued

         In the second quarter of 2001, the Company announced that as part of its effort to improve operational efficiencies and financial performance, it had eliminated approximately 50 positions held by employees and reorganized its MessageClick unified messaging operations. The Company has decided to discontinue offering its MessageClick ASP service and refocus the development of this proprietary application to be offered as a licensed software product. As a result of these actions, the Company will record restructuring costs of approximately $2.5 million to $3.0 million during the three months ended June 30, 2001. Annualized savings beginning in the third quarter of 2001 are expected to be approximately $8.0 million.

         On May 4, 2001, the Company signed a definitive merger agreement for the acquisition of Telemate.Net Software, Inc. ("Telemate"). In the merger, the Telemate security holders will be entitled to receive a number of shares of the Company's common stock valued at approximately $30.0 million, subject to adjustment if Telemate's cash is less than $20.0 million and certain other adjustments.

         The Telemate acquisition will be accounted for as a purchase, and the expected closing in the third quarter of 2001 is subject to the receipt of the approval of the shareholders of Telemate and the Company, filing of Form S-4 and other customary closing conditions.

 7.      LITIGATION

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

Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:

- our ability to meet our future working capital requirements;

- our ability to become cash flow positive in the future;

- acceptance and increased use of our new products and services;

- our ability to deliver our services depends on third parties providing us with key components of our infrastructure;

- our ability to efficiently integrate and operate acquired businesses;

- our ability to attract and retain qualified personnel;

- the markets we serve are highly competitive and many of our competitors have much greater resources;

- our ability to keep up with rapid technological developments and evolving industry standards;

- intellectual property infringement claims could require us to enter into costly licenses or deprive us of technology we require;

- our stock price has been volatile;

- our ability to fund continuing operating losses and capital requirements;

- general economic and business conditions; and

- other factors disclosed in our Form 10-K for the year ended December 31, 2000 and in our other filings with the Securities and Exchange Commission.

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

GENERAL

The Company historically operated through two separate business units: the Technology Services Group and the Hospitality Services Group ("HSG"). On July 19, 2000, the Company's Board of Directors authorized the disposal of HSG. Accordingly, HSG is reported as a discontinued operation and the condensed consolidated financial statements have been reclassified to segregate the net assets and operating results of this business segment. During the second half of the year ended December 31, 2000, the Company recorded an estimated loss on disposal of discontinued operations of approximately $11.0 million, which included an estimate of future operating losses of $4.3 million, in connection with the anticipated disposal of HSG.

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

In the second quarter of 2000, the Company announced a reorganization as a part of its effort to improve operational efficiencies and financial performance and eliminated 100 positions held by employees. As a result of the reorganization, the Company recorded reorganization costs of $1.5 million in the second quarter of 2000. The Company expects the reduction in workforce, along with other cost reduction initiatives implemented, will result in approximately $12.0 million in annualized cash savings.

The Company believes that foregoing events significantly affect the comparability of the Company's results of operations from year to year. You should read the following discussion of the Company's results of operations and financial condition in conjunction with the Company's consolidated financial statements and related notes thereto included in Item 14 of the Company's Annual report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

For the three months ended March 31, 2001, the Company's net loss totaled $18.0 million, or $.36 per share, compared with net loss of $5.2 million, or $.22 per share, for the same period in 2000. The 2001 results included $11.1 million in goodwill amortization, $608,000 in amortization of deferred compensation primarily related to acquisitions during the third and fourth quarters of 2000 and an extraordinary item - loss from debt conversion totaling $1.6 million. The 2000 results included $351,000 in goodwill amortization and a $1.2 million loss from discontinued operations.

Continuing Operations

For the three months ended March 31, 2001, the Company's net loss from continuing operations before extraordinary item totaled $16.4 million, or $.33 per share, compared with a net loss of $5.0 million, or $.17 per share, for the same period in 2000. The 2001 results included $11.1 million in goodwill amortization and $608,000 in amortization of deferred compensation primarily related to purchases during the third and fourth quarters of 2000. The 2000 results included $351,000 in goodwill amortization.

Total revenue was $10.5 million in the three months ended March 31, 2001, reflecting a 41.8% decrease from the same period in 2000. Services revenue was $7.6 million in the three months ended March 31, 2000, reflecting a 3.2% increase from the same period in 2000. Products revenue was $2.9 million in the three months ended March 31, 2001, reflecting a 73.1% decrease from the same period in 2000. Gross profit decreased by $2.1 million in the three months ended March 31, 2001, and was 24.2% percent of revenue, compared with 25.6% of revenue in the same period in 2000. The decrease in the gross profit percentage in the three months ended March 31, 2001, was attributable to lower margins in services offset by slightly higher margins in products. The lower margin in services was due primarily to the under-utilization of available consultants during the three months ended March 31, 2001. The higher margin in products was due to an emphasis on higher margin software sales in the three months ended March 31, 2001 and the decision by the Company not to pursue low margin hardware sales. Hardware sales totaled $375,000 and $5.0 million in the three month ended March 31, 2001 and 2000, respectively.

Total operating expenses incurred in continuing operations for the three months ended March 31, 2001, were $18.7 million, an increase of $10.1 million compared to the same period in 2000. The increase is primarily attributable to the following items: $444,000 increase in depreciation expense, $10.7 increase in goodwill amortization and amortization of deferred compensation of $608,000 offset by a decrease in sales general and administrative expenses of $1.7 million. The decrease in sales, general and administrative expenses resulted primarily from the reorganization the Company announced in the second quarter of 2000. The increase in depreciation expense is related to the purchase of furniture and equipment of approximately $7.1 million during 2000 as well as the increased depreciation related to the assets acquired in the Cereus and MessageClick acquisitions. Approximately $9.6 million of the increase in goodwill amortization and $608,000 in amortization of deferred compensation related to the Cereus merger. As a percent of revenue, operating expenses from continuing operations were 80.4% during the three months ended March 31, 2001 (excluding the goodwill amortization and amortization of deferred compensation related to purchases during 2000), up from 47.4% in the same period in 2000.

Discontinued Operations

There was no loss or income from discontinued operations for the three months ended March 31, 2001 as these losses had been recorded on an estimated basis in 2000; loss from discontinued operations was $1.2 million for the same period in 2000. In December 2000, the Company completed the sale of its domestic lodging business and international hospitality business for aggregate proceeds of $10.0 million. The Company sold its restaurant solutions business for aggregate proceeds of $8.5 million in January 2001. Operating losses from discontinued operations totaled approximately $8.2 million for the year ended December 31, 2000. Loss on disposal of the assets of the discontinued operations totaled approximately $6.7 million. There are no material contingencies related to the disposal of the assets of the discontinued operations.

Extraordinary Item

In January 2001, the Company modified the terms of the $7.0 million outstanding balance of its 5% convertible subordinated debentures as follows: the Company repurchased $4.5 million, converted $1.5 million into the Company's common stock at a price of $1.40 per share, fixed the conversion rate at $1.19 per share for the remaining $1.0 million and issued warrants to purchase 945,378 shares of the Company's common stock at an exercise price of $2.00 per share. The cost of this conversion and early retirement of debt totaled $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Liquidity is the measurement of the Company's ability to have adequate cash or access to cash at all times in order to meet financial obligations when due, as well as to fund corporate expansion and other activities. Historically, the Company has met its liquidity requirements through a combination of debt from third party lenders, issuances of equity or equity-linked securities and sale of discontinued businesses.

At March 31, 2001, the Company had a positive working capital position (excess of current assets over current liabilities) of $8.9 million compared to a positive working capital position of $12.6 million at December 31, 2000. The Company's cash and cash equivalents totaled $8.5 million at March 31, 2001, and $11.0 million at December 31, 2000. Total long-term debt, including current portion, net of discount, was $4.2 million at March 31, 2001 and $9.5 million at December 31, 2000. There were no borrowings under the Company's $10.0 million credit facility with PNC Bank, National Association (the "PNC Facility") at March 31, 2001 and December 31, 2000.

Cash Flow

Cash used in the Company's continuing operations in the three months ended March 31, 2001 totaled approximately $5.0 million compared with cash used in continuing operations of $6.9 million in the same period in 2000. The Company's use of cash in continuing operations during the three months ended March 31, 2001 resulted primarily from a net loss of $18.0 million and was offset by non-cash charges totaling $14.9 million (including depreciation and amortization of $13.3 million and an extraordinary item - loss on debt conversion of $1.6 million) and cash used by changes in current operating items of approximately $1.9 million.

Cash used in the Company's discontinued operations in the three months ended March 31, 2001 totaled $572,000 compared with cash provided by discontinued operations of $407,000 in the same period in 2000.

The Company used cash in investing activities for continuing operations in the three months ended March 31, 2001 of approximately $766,000, compared to $1.6 million in the same period in 2000. The Company only invested in property and equipment in the first quarter of 2001 and the first quarter of 2000. Cash provided by discontinued operations from investing activities totaled $8.2 million in the first quarter of 2001 compared with cash used by discontinued operations for investing activities of $896,000 in the same period in 2000. During the first quarter of 2001, the Company received net proceeds from sale of discontinued operations totaling $8.2 million for the sale of its restaurant solutions business. For discontinued operations, the Company spent approximately $809,000 on software development costs and approximately $87,000 on purchases of furniture and equipment during the first quarter of 2000.

Cash used in financing activities from continuing operations totaled approximately $4.4 million in the three months ended March 31, 2001, compared to $22.5 million provided by financing activities in the same period in 2000. Payments to repurchase convertible subordinated debentures totaling $4.5 million were offset by proceeds from issuance of common stock of $133,000 in the first quarter of 2001. Proceeds from the issuance of common stock totaling $15.0 million and borrowings under the PNC Facility of $7.7 million were offset by payments on long term debt totaling $134,000 in the first quarter of 2000.

At March 31, 2001, the Company had no borrowings under its PNC Facility. The PNC Facility is secured by substantially all of the assets of the Company. The availability under the PNC Facility at March 31, 2001 was approximately $3.0 million.

For 2001, the Company expects that its primary sources of cash will be from cash on hand, borrowings under the PNC Facility and other sources, including issuances of equity or debt securities, as well as, cash from the merger with Telemate, expected in the third quarter of 2001. The PNC Facility, however, contains certain financial covenants and limitations on the Company's ability to access funds under the PNC Facility. If the Company is in violation of the PNC Facility, or does not have sufficient eligible accounts receivable to support the level of borrowings it may need, the Company may be unable to draw on the PNC Facility to the extent necessary. To the extent the Company does not have borrowing availability under the PNC Facility, the Company may be required to obtain additional sources of capital, sell assets, obtain an amendment to the PNC Facility or otherwise restructure its outstanding indebtedness. If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the PNC Facility or otherwise restructure its outstanding indebtedness, the Company may not be able to meet its obligations. In addition, the merger with Telemate is not guaranteed, however the Company believes that the merger will be completed in the third quarter of 2001. The Company believes it will have sufficient liquidity from these sources to meet its current financial obligations through 2001.

Goodwill

The Company continually assesses the recoverability of its intangible goodwill assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average costs of funds. The assessment of the recoverability of previously recorded goodwill related to the merger of Cereus and the acquisition of MessageClick will be impacted based on the Company's future strategic business direction and if estimated future operating cash flows for previously acquired operations are not achieved.

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

Interest Rate Risks

The Company's debt at March 31, 2001, primarily carries interest rates which are fixed, and, therefore, the Company does not expect to have material exposure to interest rate risk in the near term.

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

Item 2.  Changes in Securities
         ---------------------

         In connection with the January 2001 repurchase of $4.5 million of the Company's $7.0 million 5% convertible subordinated debentures and the execution of that certain Purchase Agreement dated as of January 18, 2001, as amended, the Company issued warrants to two purchasers that permit each such purchaser to purchase up to 472,689 shares of the Company's common stock for an initial exercise price of $2.00 per share. The warrants are exercisable until January 30, 2006.

         In addition, on January 30, 2001, the Company issued a warrant to its principal lender, PNC Bank, National Association, that permits such lender to purchase up to 83,334 shares of the Company's common stock at an initial exercise price of $1.50 share. The warrant is exercisable until January 30, 2006.

         All of the warrants issued by the Company during the three months ended March 31, 2001, were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by
         Section 4(2) thereof.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits:

         2.1 Agreement and Plan of Merger dated as of January 10, 2001 by and among SS & Co., Inc., a Florida corporation, Senercomm, Inc., a Florida corporation and the Registrant. (Exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits.)

         4.1 Warrant dated January 30, 2001 to purchase 83,334 shares of the Registrant's common stock granted to PNC Bank, National Association.

         4.2 Warrant dated January 30, 2001 to purchase 472,689 shares of the Registrant's common stock granted to Strong River Investments, Inc.

         4.3 Warrant dated January 30, 2001 to purchase 472,689 shares of the Registrant's common stock granted to Bay Harbor Investments, Inc.

         4.4 Convertible Debenture dated January 30, 2001 executed by the Registrant in favor of Strong River Investments, Inc.

         4.5 Convertible Debenture dated January 30, 2001 executed by the Registrant in favor of Bay Harbor Investments, Inc.

         10.1 Third Amendment to Revolving Credit and Security Agreement dated as of March 23, 2001 by and among the Registrant, Eltrax Technology Services Group, Inc., Eltrax ASP Group, LLC, Eltrax Customer Care Group, Inc., Eltrax International, Inc., Eltrax Hospitality Group, Inc. and Cereus Technology Partners, Inc., as Borrowers, and PNC Bank, National Association, as collateral and administrative agent for Lenders.

         10.2 Purchase Agreement dated as of January 18, 2001 (the "Debenture Purchase Agreement") by and between the Registrant, Strong River Investments, Inc., and Bay Harbor Investments, Inc. (Exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits.)

         10.3 Registration Rights Agreement dated as of January 30, 3001 among the Registrant and Strong River Investments, Inc. and Bay Harbor Investments, Inc.

         10.4 Amendment to the Debenture Purchase Agreement dated January 23, 2001.

         10.5 Amendment to the Debenture Purchase Agreement dated January 25, 2001.

     (b) Reports on Form 8-K.

         The Company filed three reports on Form 8-K during the quarter ended March 31, 2001.

         1. Form 8-K/A dated January 22, 2001, which amended the Registrant's Form 8-K dated December 29, 2000 in which the Registrant reported under Item 2 (Acquisition or Disposal of Assets) to set forth certain financial information related to the sale of certain assets.

         2. Form 8-K dated January 25, 2001 in which the Registrant reported under Item 2 (Acquisition or Disposal of Assets) certain pro forma financial information related to the sale of certain assets.

         3. Form 8-K/A dated February 2, 2001, which amended the Registrant's Form 8-K dated December 6, 2000, and in which the Registrant reported under Item 2 (Acquisition or Disposal of Assets) the acquisition of MessageClick, Inc to set forth certain financial information related to such acquisition.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            VERSO TECHNOLOGIES, INC.




Date: May 14, 2001      /s/ Juliet M. Reising
                        --------------------------------------------------------
                            Executive Vice President and Chief Financial Officer (duly authorized signatory and
                            Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

    EXHIBIT NUMBER                                        ITEM                                     METHOD OF FILING
----------------------------------------------------------------------------------------------------------------------
2.1                      Agreement  and Plan of Merger dated as of January 10, 2001 by and among  Filed herewith
                         SS & Co.,  Inc.,  a Florida  corporation,  Senercomm,  Inc.,  a Florida corporation and the  Registrant.  (Exhibits to this agreement have been omitted;  the  Registrant  agrees  to  furnish  supplementally  to  the
                         Commission, upon request, a copy of these exhibits.)
----------------------------------------------------------------------------------------------------------------------
4.1                      Warrant dated January 30, 2001 to purchase 83,334 shares of the          Filed herewith
                         Registrant's common stock granted to PNC Bank, National Association.
----------------------------------------------------------------------------------------------------------------------
4.2                      Warrant dated January 30, 2001 to purchase 472,689 shares of the         Filed herewith
                         Registrant's common stock granted to Strong River Investments, Inc.
----------------------------------------------------------------------------------------------------------------------
4.3                      Warrant dated January 30, 2001 to purchase 472,689
                         shares of the Filed herewith Registrant's common stock
                         granted to Bay Harbor Investments, Inc.
----------------------------------------------------------------------------------------------------------------------
4.4                      Convertible Debenture dated January 30, 2001 executed by the             Filed herewith
                         Registrant in favor of Strong River Investments, Inc.
----------------------------------------------------------------------------------------------------------------------
4.5                      Convertible Debenture dated January 30, 2001 executed by the             Filed herewith
                         Registrant in favor of Bay Harbor Investments, Inc.
----------------------------------------------------------------------------------------------------------------------
10.1                     Third Amendment to Revolving Credit and Security Agreement dated as of   Filed herewith
                         March 23, 2001 by and among the Registrant, Eltrax Technology Services
                         Group, Inc., Eltrax ASP Group, LLC, Eltrax Customer Care Group, Inc.,
                         Eltrax International, Inc., Eltrax Hospitality Group, Inc. and Cereus
                         Technology Partners, Inc., as Borrowers, and PNC Bank, National
                         Association, as collateral and administrative agent for Lenders.
----------------------------------------------------------------------------------------------------------------------
10.2                     Purchase  Agreement  dated  as of  January  18,  2001  (the  "Debenture  Filed herewith
                         Purchase  Agreement")  by and  between  the  Registrant,  Strong  River
                         Investments,  Inc., and Bay Harbor Investments,  Inc. (Exhibits to this
                         agreement  have  been  omitted;   the  Registrant   agrees  to  furnish
                         supplementally  to  the  Commission,  upon  request,  a copy  of  these exhibits.)
----------------------------------------------------------------------------------------------------------------------
10.3                     Registration Rights Agreement dated as of January 30, 3001 among the     Filed herewith
                         Registrant and Strong River Investments, Inc. and Bay Harbor
                         Investments, Inc.
----------------------------------------------------------------------------------------------------------------------
10.4                     Amendment to the Debenture Purchase Agreement dated January 23, 2001.    Filed herewith
----------------------------------------------------------------------------------------------------------------------
10.5                     Amendment to the Debenture Purchase Agreement dated January 25, 2001.    Filed herewith
----------------------------------------------------------------------------------------------------------------------