Form 10-Q
period 2001-06-30
VERSO TECHNOLOGIES INC
filed 2001-08-14
CIK 797448

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2001

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

        For the transition period from            to
                                       ----------    ----------

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

Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of August 11, 2001: 51,748,415.

                            VERSO TECHNOLOGIES, INC.
                                    FORM 10-Q

                                      INDEX


                                                                                       Page No.
                                                                                       --------
Part I. FINANCIAL INFORMATION
   Item 1.

         Condensed Consolidated Balance Sheets as of June 30, 2001 and
          December 31, 2000.......................................................         2

         Condensed Consolidated Statements of Operations for the three months
          and for the six months ended June 30, 2001 and 2000.....................         3

         Condensed Consolidated Statements of Cash Flows for the six months
          ended June 30, 2001 and 2000............................................         4

         Notes to the Condensed Consolidated Financial Statements.................         6

   Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations.................................................        15

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.............        23

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings......................................................        24

   Item 2. Changes in Securities and Use of Proceeds..............................        24

   Item 6. Exhibits and Reports on Form 8-K.......................................        24

   Signature Page.................................................................        26

   Exhibit Index..................................................................        27

                       PART I-ITEM 1: FINANCIAL STATEMENTS


                            VERSO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        JUNE 30,           DECEMBER 31,
                                                                                          2001                 2000
                                                                                       ----------          ------------
ASSETS:
Current assets:
      Cash and cash equivalents                                                        $    3,081           $   10,959
      Accounts receivable, net                                                              7,951               15,204
      Other current assets                                                                  3,458                4,048
      Net assets of discontinued operations                                                    --                7,066
                                                                                       ----------           ----------

          Total current assets                                                             14,490               37,277



Property and equipment, net                                                                 8,658                9,045
Intangibles, net                                                                           13,618              120,541
                                                                                       ----------           ----------

            Total assets                                                               $   36,766           $  166,863
                                                                                       ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Current portion of convertible subordinated debentures, net of discount          $      484           $    6,348
      Accounts payable                                                                      3,182                6,557
      Accrued compensation                                                                  1,024                2,829
      Accrued expenses                                                                      6,195                5,217
      Unearned revenue and customer deposits                                                2,848                3,716
                                                                                       ----------           ----------

          Total current liabilities                                                        13,733               24,667

Convertible subordinated debentures, net of current portion and discount                    3,291                3,153
                                                                                       ----------           ----------

          Total liabilities                                                                17,024               27,820
                                                                                       ----------           ----------

Shareholders' equity:
      Common stock, $.01 par value, 100,000,000 shares authorized;
          51,326,284 and 49,615,133 shares issued and outstanding                             513                  496
      Additional paid-in capital                                                          252,515              249,340
      Accumulated deficit                                                                (228,225)            (104,516)
      Deferred compensation                                                                (5,061)              (6,277)
                                                                                       ----------           ----------

          Total shareholders' equity                                                       19,742              139,043
                                                                                       ----------           ----------

            Total liabilities and shareholders' equity                                 $   36,766           $  166,863
                                                                                       ==========           ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            FOR THE THREE MONTHS ENDED JUNE 30,   FOR THE SIX MONTHS ENDED JUNE 30,
                                                                 2001                 2000            2001                 2000
                                                             ------------         ------------    ------------         ------------
Revenue:
  Services                                                   $      6,442         $      9,053    $     14,091         $     16,461
  Products                                                          2,443                8,676           5,315               19,337
                                                             ------------         ------------    ------------         ------------
    Total revenue                                                   8,885               17,729          19,406               35,798

Cost of revenue:
  Services                                                          5,155                7,719          10,992               11,896
  Products                                                          2,034                8,333           4,353               17,601
                                                             ------------         ------------    ------------         ------------
    Total cost of revenue                                           7,189               16,052          15,345               29,497

Gross profit:
  Services                                                          1,287                1,334           3,099                4,565
  Products                                                            409                  343             962                1,736
                                                             ------------         ------------    ------------         ------------
    Gross profit                                                    1,696                1,677           4,061                6,301

Operating expenses:

  Sales, general and administrative                                 6,177               12,175          12,309               20,148
  Depreciation                                                        647                  503           1,335                  747
  Amortization of intangibles                                      11,052                  351          22,114                  702
  Loss on asset abandonment                                            --                   42              --                   42
  Write-down of goodwill                                           85,000                   --          85,000                   --
  Reorganization costs                                              3,750                1,500           3,750                1,500
  Amortization of deferred compensation                               608                   --           1,216                   --
                                                             ------------         ------------    ------------         ------------

    Total operating expenses                                      107,234               14,571         125,724               23,139

                                                             ------------         ------------    ------------         ------------
       Operating loss from continuing operations                 (105,538)             (12,894)       (121,663)             (16,838)

Interest expense, net, including $116, $123, $353 and $139
  of amortization of loan fees and discount on convertible
  subordinated debentures in the three months and the six
  months ended June 30, 2001 and 2000                                 163                  194             406                  288
                                                             ------------         ------------    ------------         ------------

      Loss from continuing operations before income taxes
        and extraordinary item                                   (105,701)             (13,088)       (122,069)             (17,126)

Income taxes                                                           --                   --              --                   --
                                                             ------------         ------------    ------------         ------------

      Loss from continuing operations before extraordinary
        item                                                     (105,701)             (13,088)       (122,069)             (17,126)
                                                             ------------         ------------    ------------         ------------

Discontinued operations:

  Loss from discontinued operations, net of income taxes               --               (2,747)             --               (3,948)

  Loss on disposal of discontinued operations, net of
      income taxes                                                     --              (10,500)             --              (10,500)
                                                             ------------         ------------    ------------         ------------

      Total discontinued operations, net of income taxes               --              (13,247)             --              (14,448)
                                                             ------------         ------------    ------------         ------------

       Loss before extraordinary item                            (105,701)             (26,335)       (122,069)             (31,574)

Extraordinary item - loss from debt conversion                         --                   --           1,640                   --
                                                             ------------         ------------    ------------         ------------

        Net loss                                             $   (105,701)        $    (26,335)   $   (123,709)        $    (31,574)
                                                             ============         ============    ============         ============

Net loss per common share - basic and diluted:

  Loss from continuing operations before extraordinary
      item                                                   $      (2.07)        $      (0.51)   $      (2.40)        $      (0.69)
  Loss from discontinued operations                                    --                (0.11)             --                (0.16)
  Loss on disposal of discontinued operations                          --                (0.41)             --                (0.42)
                                                             ------------         ------------    ------------         ------------
  Loss before extraordinary item                                    (2.07)               (1.03)          (2.40)               (1.27)
  Extraordinary item - loss from debt conversion                       --                   --           (0.03)                  --
                                                             ------------         ------------    ------------         ------------

Net loss per common share - basic and diluted                $      (2.07)        $      (1.03)   $      (2.43)        $      (1.27)
                                                             ============         ============    ============         ============

Weighted average shares outstanding - basic and diluted        51,120,684           25,511,858      50,829,910           24,789,876
                                                             ============         ============    ============         ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                                     2001                   2000
                                                                                                  ----------             ----------
OPERATING ACTIVITIES:

     Continuing operations:
          Net loss from continuing operations                                                     $ (123,709)            $  (17,126)
          Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
               Extraordinary item - loss on debt conversion                                            1,640                     --
               Amortization of intangibles                                                            22,114                    702
               Write-down of goodwill                                                                 85,000                     --
               Depreciation                                                                            1,335                    747
               Amortization of deferred compensation                                                   1,216                     --
               Provision for doubtful accounts                                                         2,517                  1,619
               Amortization of loan fees and discount on convertible subordinated debentures             353                    139
               Other                                                                                      (2)                    54
               Changes in current operating items:
                  Accounts receivable, net                                                             4,736                 (4,507)
                  Inventories, net                                                                       819                    311
                  Other current assets                                                                  (744)                  (837)
                  Accounts payable                                                                    (3,400)                 7,122
                  Accrued compensation                                                                (1,805)                   481
                  Accrued expenses                                                                       659                   (194)
                  Unearned revenue and customer deposits                                                (868)                (2,431)
                                                                                                  ----------             ----------

               Net cash used in continuing operating activities                                      (10,139)               (13,920)
                                                                                                  ----------             ----------

     Discontinued operations:
          Loss from discontinued operations                                                               --                (14,448)
          Estimated loss on disposal of discontinued operations                                           --                 10,500
          Adjustment to reconcile loss from discontinued operations
             to net cash (used in) provided by discontinued operating activities                        (634)                 1,889
                                                                                                  ----------             ----------

               Net cash used in discontinued operating activities                                       (634)                (2,059)
                                                                                                  ----------             ----------

               Net cash used in operating activities                                                 (10,773)               (15,979)
                                                                                                  ----------             ----------

INVESTING ACTIVITIES:

     Continuing operations:
          Net cash used in investing activities for continuing operations -
             Purchases of property and equipment, net                                                   (947)                (6,286)
                                                                                                  ----------             ----------

               Net cash used in investing activities for continuing operations                          (947)                (6,286)

     Discontinued operations:
          Software development costs capitalized, net                                                     --                 (1,738)
          Purchases of property and equipment, net                                                        --                   (195)
          Net proceeds from sale of discontinued operations                                            8,158                     --
                                                                                                  ----------             ----------

             Net cash provided by (used in) investing activities for discontinued operations           8,158                 (1,933)
                                                                                                  ----------             ----------

             Net cash provided by (used in) investing activities                                       7,211                 (8,219)
                                                                                                  ----------             ----------

               Net cash used in operating and investing activities, carried forward                   (3,562)               (24,198)
                                                                                                  ----------             ----------

                            VERSO TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                  (Unaudited)

                                                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                                     2001                   2000
                                                                                                  ----------             ----------
NET CASH USED IN OPERATING AND INVESTING ACTIVITIES, CARRIED FORWARD                                  (3,562)               (24,198)
                                                                                                  ----------             ----------


FINANCING ACTIVITIES:

     Continuing operations:
          Payments on long-term debt                                                                      --                   (261)
          Borrowings on credit line, net                                                                  --                  3,622
          Payments on convertible subordinated debentures                                             (4,500)                    --
          Advance from Cereus Technology Partners, Inc. prior to merger                                   --                  4,000
          Proceeds from issuances of common stock, net                                                   184                 16,709
                                                                                                  ----------             ----------
             Net cash (used in) provided by financing activities
               for continuing operations                                                              (4,316)                24,070
                                                                                                  ----------             ----------

     Discontinued operations:
          Net cash used in financing activities for discontinued operations -
             Payments on long-term debt                                                                   --                    (45)
                                                                                                  ----------             ----------

             Net cash (used in) provided by financing activities                                      (4,316)                24,025
                                                                                                  ----------             ----------

             Decrease in cash and cash equivalents                                                    (7,878)                  (173)

CASH AND CASH EQUIVALENTS:
Beginning of period                                                                                   10,959                    613
                                                                                                  ----------             ----------

End of period                                                                                     $    3,081             $      440
                                                                                                  ==========             ==========

CASH AND CASH EQUIVALENTS:
     Continuing operations                                                                        $    3,081             $       --
     Discontinued operations                                                                              --                    440
                                                                                                  ----------             ----------

          Total cash and cash equivalents                                                         $    3,081             $      440
                                                                                                  ==========             ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     CASH PAYMENTS DURING THE PERIOD FOR:

          Interest                                                                                $       53             $      483
                                                                                                  ==========             ==========

          Income taxes                                                                            $       14             $      221
                                                                                                  ==========             ==========

     NON-CASH INVESTING AND FINANCING ACTIVITIES


          Common stock and compensatory
             options issued in reorganization                                                     $       21             $      556
                                                                                                  ==========             ==========

          Issuance of warrants in exchange for services                                           $       92             $       --
                                                                                                  ==========             ==========

          Issuance of common stock in exchange for services                                       $       19             $       --
                                                                                                  ==========             ==========

          Conversion of subordinated debentures to common stock - issuance of 1,496,598
             shares of common stock and 945,378 common stock warrants                             $    2,877             $       --
                                                                                                  ==========             ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by Verso Technologies, Inc., (formerly known as Eltrax Systems, Inc.) - (the "Company" or "Verso") in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company's financial position as of June 30, 2001, and its results of operations and cash flows for the periods ended June 30, 2001 and 2000.

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

                            VERSO TECHNOLOGIES, INC.

                                  June 30, 2001

2.       MERGERS AND ACQUISITIONS

         MessageClick, Inc.

         On November 22, 2000, the Company acquired MessageClick, Inc. The purchase consideration was approximately $4.2 million, consisting of 1,405,923 shares of the Company's common stock with a fair value of $3.2 million, warrants to acquire 181,901 shares of the Company's common stock with an exercise price of $4.03 per share (estimated fair value of $301,000 using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility - 88%; expected life - five years; risk-free interest rate - 5.5%; and expected dividend yield - 0%), cash of $5,000 and acquisition costs of approximately $637,000.

         The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair value of net liabilities acquired totaled approximately $9.8 million and was allocated to goodwill. The goodwill has historically been amortized over three years (See Notes 6 and 7).

         Prior to the Company's mergers with Cereus (as described below) and MessageClick, Cereus purchased 3,000,000 shares of MessageClick's Series E Preferred Stock for an aggregate purchase price of $1,500,000.

                            VERSO TECHNOLOGIES, INC.

                                  June 30, 2001

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

         The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled approximately $113.0 million and was allocated to goodwill. The goodwill has historically been amortized over three years (See Notes 7 and 11).

         Pro Forma Effect of MessageClick and Cereus Transactions

         The following unaudited pro forma information presents the results of continuing operations of the Company for the six months ended June 30, 2000, as if the acquisitions above had taken place on January 1, 2000, (in thousands, except per share amounts):

                  Revenues                                        $     40,392
                  Loss from continuing operations                 $    (48,250)
                  Loss from continuing operations
                    per common share
                                     -basic and diluted           $      (1.00)
                  Weighted average shares outstanding
                                     -basic and diluted             48,062,399

                            VERSO TECHNOLOGIES, INC.

                                  June 30, 2001

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

         The loss on the sale of HSG totaled $11.0 million and was recorded in the third and fourth quarters of 2000. The loss included a reduction in asset values of approximately $4.3 million and a provision for anticipated closing costs and operating losses until disposal of approximately $6.7 million.

         Summary operating results of the discontinued operations for the three months and six months ended June 30, 2000 (in thousands) are as follows:

                                                           Three months ended     Six months ended
                                                              June 30, 2000         June 30, 2000
                                                           ------------------     ----------------
                           Revenue                              $ 11,481               $ 24,306
                           Gross profit                            4,794                 10,165
                           Operating loss                         (2,296)                (3,357)
                           Interest expense                         (204)                  (334)
                           Loss on disposal of assets                (88)                   (88)
                           Income tax expense                       (159)                  (169)
                                                                --------               --------
                           Loss from
                             discontinued operations            $ (2,747)              $ (3,948)
                                                                ========               ========

         Net assets held for sale at December 31, 2000 (in thousands) were as follows:

                  Cash and cash equivalents                              $   196
                  Other current assets                                     9,543

                  Furniture and equipment, net                               685
                  Capitalized software, net                                4,532
                  Intangibles, net                                         1,387
                  Current liabilities                                     (3,694)
                  Reserve for loss on sale and operating losses           (5,784)
                  Accumulated other comprehensive loss                       201
                                                                         -------
                    Net assets of discontinued operations                $ 7,066
                                                                         =======

                            VERSO TECHNOLOGIES, INC.

                                  June 30, 2001

4.       LOAN FACILITY WITH PNC BANK, NATIONAL ASSOCIATION

         In March 2000, the Company obtained a $20.0 million revolving credit agreement (the "Credit Agreement") with PNC Bank, National Association (the "Bank"). The Credit Agreement is secured by substantially all of the assets of the Company. The Credit Agreement was amended in January 2001 to reduce the availability thereunder to $10.0 million and in March 2001 to adjust certain covenants, in connection with the sale of HSG. Interest is charged at .5% above the Bank's Base Rate (7.25% at June 30, 2001). As amended, the Credit Agreement provides for up to $3,000,000 in letters of credit. Advances are limited by a formula based on eligible receivables, certain cash balances, outstanding letters of credit and certain subjective limitations. Interest payments are due monthly, and the Credit Agreement, as amended, expires March 2003. The Credit Agreement, as amended, includes fees of 3% on outstanding letters of credit and .25% on unused available borrowings. The Company paid certain loan fees and attorney's fees totaling approximately $185,000 in connection with the Credit Agreement, which fees are being amortized to interest expense over the term of the Credit Agreement, as amended.

         The Company had no borrowings under the Credit Agreement, as amended, as of June 30, 2001. The availability under the Credit Agreement, as amended, at June 30, 2001 was approximately $2.2 million. Under the terms of the Credit Agreement, as amended, the Company is required to meet increasing quarterly cash flow requirements, cannot declare dividends or incur any additional indebtedness and has annual capital expenditure limits. Although the Company was not in compliance with the Net Cash Flow required under Section 6.5 of the Credit Agreement for the two fiscal quarters ending June 30, 2001, the Bank waived compliance with such covenant.

         In connection with the Bank's granting of the waiver for covenant non-compliance and the Bank's consent to the NACT Telecommunications, Inc. acquisition, the issuance of $15 million of preferred stock to Telemate.Net and the Telemate.Net merger, the Company agreed not to borrow under the Credit Agreement until it was in compliance with the covenants for the third quarter 2001 or had restructured these covenants to bring the Company into compliance.

5.       CONVERTIBLE SUBORDINATED DEBENTURES

         In connection with the acquisition of MessageClick, Inc., the Company issued to certain investors of MessageClick $4.5 million of the Company's 7.5% convertible subordinated debentures and warrants to purchase an aggregate of 1,000,000 shares of the Company's common stock at an exercise price of $7.39 per share. The debentures are convertible into the Company's common stock at a conversion price of $4.45. The convertible subordinated debentures are due November 22, 2005. The debentures have been discounted to reflect the fair value of the warrants issued, totaling approximately $1.4 million, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility - 88%; expected life
         - five years; risk-free interest rate - 5.5%; and expected dividend yield - 0%. The unamortized discount totaled approximately $1.2 million at June 30, 2001. In addition, the Company paid certain private placement fees and attorney's fees in connection with the sale of the debentures totaling $50,000. The fees are being amortized to interest expense over the term of the debentures.

                            VERSO TECHNOLOGIES, INC.

                                  June 30, 2001

5.       CONVERTIBLE SUBORDINATED DEBENTURES, Continued

         The Company issued $7.0 million of its 5% convertible subordinated debentures during the year ended December 31, 2000. The convertible subordinated debentures were issued with warrants to purchase 364,584 shares of the Company's common stock at an exercise price of $5.03 per share. The debentures have been discounted to reflect the fair value of the warrants issued, totaling approximately $1.0 million, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility - 88%; expected life
         - five years; risk-free interest rate - 5.5%; and expected dividend yield - 0%. The unamortized discount totaled approximately $15,700 at June 30, 2001. In addition, the Company paid certain private placement fees (including 88,712 shares of the Company's common stock with a fair value at the date of issuance totaling $350,000) and attorney's fees in connection with the sale of the debentures totaling $454,000. The fees are being amortized to interest expense over the term of the debentures.

         In January 2001, the Company modified the terms of its 5% convertible subordinated debentures. According to the modified terms of the agreement, the Company repurchased $4.5 million of the outstanding $7.0 million of its 5% convertible subordinated debentures. Of the remaining $2.5 million in outstanding 5% convertible subordinated debentures, $1.5 million were converted by the investors into the Company's common stock at a price of $1.40 per share. The remaining $1.0 million of 5% convertible subordinated debentures (due October 5, 2001) is convertible at $1.19 per share. The Company may re-borrow up to $3.5 million at its option, subject to the satisfaction of certain conditions, through the issuance of new 5% convertible debentures, which will have a fixed conversion price determined at the time of issuance. In connection with this modification, the Company issued warrants to purchase 945,378 shares of the Company's common stock at an exercise price of $2.00 per share. The fair value of the warrants issued, totaled approximately $977,000, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility - 91%; expected life - five years; risk-free interest rate - 5.5%; and expected dividend yield - 0%. In April 2001, $500,000 of the Company's 5% convertible subordinated debentures was converted by the investors into the Company's common stock at $1.19 per share. In July and August 2001, $500,000 of the Company's 5% convertible subordinated debentures was converted by the investors into the Company's common stock at $1.19 per share, see Note 11. The cost of conversion, including the warrants issued, totaled $1.6 million in the six months ended June 30, 2001.

                            VERSO TECHNOLOGIES, INC.

                                  June 30, 2001

6.       REORGANIZATION COSTS

         In the second quarter of 2001, the Company announced that as part of its effort to improve operational efficiencies and financial performance, it had eliminated approximately 50 positions held by employees, closed certain sales offices and reorganized its MessageClick unified messaging operations. The Company has decided to discontinue offering its MessageClick ASP service and refocus the development of this proprietary application to be offered as a licensed software product. As a result of these actions, the Company recorded reorganization costs of $3.8 million during the three months ended June 30, 2001. Annualized savings beginning in the third quarter of 2001 are expected to be approximately $4.5 million. The reorganization costs consist of the following:

                  Severance costs                             $   517,000
                  Facilities closings                           2,409,000
                  MessageClick related exiting costs              824,000
                                                              -----------
                  Total                                       $ 3,750,000
                                                              ===========

7.       WRITE-DOWN OF GOODWILL

         During the quarter ended June 30, 2001, the Company determined that it was changing its strategic direction from primarily acting as a value-added reseller of prepackaged software to pursue opportunities the Company believes exist in the next generation networking and softswitch technology market. The Company plans to leverage its telecommunications and networking expertise to assist clients in migrating their networks to deliver IP-based telephony services. The Company's change in strategic direction is demonstrated by its acquisition, in July 2001, of NACT Telecommunications, Inc., a provider of next generation network solutions, including softswitch-based gateways, billing systems and application technologies. (see Note 11). As a result of its change in strategy, the Company re-evaluated its operations obtained through prior acquisition transactions, and determined that several operations, such as its business applications business, did not add value to the new strategic direction. Management evaluated its net intangibles associated with these non-strategic operations, and based upon its consolidated operating projections of expected future cash flows over a three-year period, discounted using a 8.0% interest rate, determined that the related net intangibles were impaired. Accordingly, the Company recognized a write-down of goodwill of $85.0 million during the quarter ended June 30, 2001.

                            VERSO TECHNOLOGIES, INC.

                                  June 30, 2001

8.       OTHER EVENTS

         On May 4, 2001, the Company signed a definitive merger agreement for the acquisition of Telemate.Net Software, Inc. ("Telemate.Net"). In the merger, the Telemate.Net security holders will be entitled to receive a number of shares, as defined, of the Company's common stock valued at approximately $30.0 million, subject to adjustment if Telemate.Net's cash is less than $20.0 million and certain other adjustments.

         The Telemate.Net acquisition will be accounted for as a purchase, and the expected closing in the fourth quarter of 2001 is subject to the receipt of the approval of the shareholders of Telemate.Net and the Company, and other customary closing conditions.

9.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SAFS 141"), which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The Company will adopt SFAS No. 141 as of July 1, 2001, and the impact of such adoption is not anticipated to have a material adverse impact on the Company's financial statements.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires non-amortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement at the date of acquisition. The Company will adopt SFAS No. 142 beginning January 1, 2002, and upon adoption the Company does not currently anticipate any additional impairment of goodwill or other intangible assets capitalized as of June 30, 2001.

10.      LITIGATION

         The Company is involved in claims and proceedings, which are routine and which in the aggregate are not deemed material to the Company's business or financial affairs.

                            VERSO TECHNOLOGIES, INC.

                                  June 30, 2001

11.      SUBSEQUENT EVENTS

         NACT

         On July 27, 2001, the Company acquired NACT Telecommunications, Inc. ("NACT"). The purchase consideration was approximately $20.5 million, consisting of a cash payment of $14.2 million at closing funded primarily by the $15 million preferred stock investment made by Telemate.Net, an additional amount payable on March 31, 2002 of up to $5.4 million, a commitment to grant to NACT employees in-the-money non-qualified options with a value of not less than the sum of $625,000 and an additional amount equal to the increase in stock price, if any, from July 27, 2001 and the date the options can be granted under the Company's 1999 Stock Incentive Plan and acquisition costs of approximately $400,000.

         According to the terms of the definitive merger agreement with Telemate.Net, on July 27, 2001, Telemate.Net purchased $15 million of a new series of Verso preferred stock. This purchase was contingent upon Verso's successful negotiation of a transaction to acquire NACT.

         In addition the Company will pay to the former owner of NACT, no later than April 15, 2002, an additional $4.9 million if certain performance objectives, as defined, are met. As it is not possible to estimate what, if any, payment will be due, no such amounts will be recognized until such performance objectives are met. However, when determined, this additional purchase price will be recorded as an intangible asset.

         The NACT acquisition will be accounted for as a purchase and the Company will record goodwill of approximately $16.0 million.

         Prior to the purchase of NACT, the Company became an NACT reseller in the first quarter of 2001. The Company resold NACT soft switching systems with product revenues for the six months ended June 30, 2001 totaling $2.8 million and cost of product sales of $2.2 million.

         Reorganization

         On July 27, 2001, the Company eliminated approximately 70 full-time positions. In addition, to more effectively manage the resources required for its technology solutions business, the Company has signed an agreement with a third party managed services provider to outsource certain professional services. The Company previously maintained a full-time professional services staff, which was significantly underutilized. Additionally, the Company has signed an agreement to transition its business applications services and customers to a third party. This business is not strategic to the Company's new direction and it has not been profitable. In connection with this reorganization, the Company will record a restructuring charge between $5.5 million and $6.5 million in the third quarter of 2001, inclusive of approximately $4.5 million of non-cash charges for abandonment of property and equipment and the write-off of deferred compensation related to a previous acquisition. Annualized savings beginning in the fourth quarter of 2001 are expected to be approximately $6.8 million.

         Conversion of Convertible Subordinated Debentures

         On July 19, 2001, $250,000 of the Company's 5% convertible subordinated debentures was converted by the investors into the Company's common stock at a price of $1.19 per share. In addition, on August 2, 2001, $250,000 of the Company's 5% convertible subordinated debentures was converted by the investors into the Company's common stock at a price of $1.19 per share.

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

GENERAL

Verso historically operated through two separate business units: the Technology Services Group and the Hospitality Services Group ("HSG"). On July 19, 2000, Verso's Board of Directors determined that the Technology Services Group, while sustaining losses, represented the greatest opportunity for Verso. The Hospitality Services Group was not generating profits and it was believed that the technology deployed through this group had been reaching maturity. In order to fund the growth opportunities believed to exist in the Technology Services Group, the Board of Directors authorized the sale of the Hospitality Services Group's operating units. Accordingly, HSG is reported as a discontinued operation and the condensed consolidated financial statements have been reclassified to segregate the net assets and operating results of this business segment. During the second half of the year ended December 31, 2000, Verso recorded an estimated loss on disposal of discontinued operations of approximately $11.0 million, which included an estimate of future operating losses of $4.3 million, in connection with the anticipated disposal of HSG.

In 2000, Verso acquired two businesses in transactions accounted for as purchases. On September 29, 2000, Verso acquired Cereus in a merger transaction, and on November 22, 2000, Verso acquired MessageClick in a merger transaction. Accordingly, the results of operations of Cereus and MessageClick are included in Verso's results of operations from their respective dates of acquisition. Verso pursued the merger with Cereus so that Verso would benefit from Cereus' financial resources, experienced management team and Cereus' services offerings. The merger with MessageClick provided Verso with a proprietary unified communications application focused on serving communication service providers utilizing an ASP delivery model, which Verso had identified as a target market.

Verso's focus beginning in the latter part of the fourth quarter of 1999 through the second quarter of 2000 had been to create the infrastructure (establishing a headquarters, hiring additional personnel and implementing systems) and other appropriate steps necessary to significantly grow revenue and move Verso into the Application Services Provider ("ASP") market. This focus resulted in Verso selling products (especially hardware) at very low margins and hiring a significant number of consultants (91 from January 2000 through June 2000) as well as ASP support personnel (50 from January 2000 through June 2000) in advance of the anticipated increase in professional services and ASP revenue that did not materialize. Given the fact that the revenues did not materialize, Verso decided to reduce its workforce. In the second quarter of 2000, Verso announced a reorganization and eliminated 100 positions held by employees. As a result of the reorganization, Verso recorded reorganization costs of $1.5 million in the second quarter of 2000.

In the second quarter of 2001, Verso announced a reorganization as a part of its effort to improve operational efficiencies and financial performance and eliminated approximately 50 positions held by employees, closed certain sales offices and reorganized its MessageClick unified messaging operations. Verso has decided to discontinue offering its MessageClick ASP service and refocus the development of this proprietary application to be offered as a licensed software product. As a result of these actions, Verso recorded reorganization costs of $3.8 million during the three months ended June 30, 2001. Annualized savings beginning in the third quarter of 2001 are expected to be approximately $4.5 million.

During the quarter ended June 30, 2001, Verso determined that it was changing its strategic direction from primarily acting as a value-added reseller of prepackaged software to pursue the opportunity Verso believes to exist in the market for providing next generation networking and softswitch technology. Verso plans to leverage its telecommunications and networking expertise to assist clients in migrating their networks to deliver IP-based telephony services. Verso's change in strategic direction is demonstrated by its acquisition of NACT, a provider of next generation network solutions, including softswitch-based gateways, billing systems and application technologies. (See
Note 11 to the Condensed Consolidated Financial Statement included in this Form 10-Q). As a result of its change in strategy, Verso re-evaluated its operations obtained through other acquisition transactions, and determined that several operations, such as its business applications business, did not add value to the new strategic direction. Management evaluated its net intangibles associated with these non-strategic operations, and based upon its enterprise-based projections of expected future cash flows over a three-year period, discounted using a 8.0% interest rate, determined that the net intangibles were impaired. Accordingly, Verso recognized a write-down of goodwill of $85.0 million during the quarter ended June 30, 2001.


Verso believes that foregoing events significantly affect the comparability of Verso's results of operations from year to year. You should read the following discussion of Verso's results of operations and financial condition in conjunction with Verso's consolidated financial statements and related notes thereto included in Item 14 of Verso's Annual report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001, COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

For the three months ended June 30, 2001, the Verso's net loss totaled $105.7 million, or $2.07 per share, compared with net loss of $26.3 million, or $1.03 per share, for the same period in 2000. The 2001 results included $11.1 million in goodwill amortization, $608,000 in amortization of deferred compensation primarily related to acquisitions during the third and fourth quarters of 2000 , write-down of goodwill of $85.0 million and reorganization costs of $3.8 million. The 2000 results included $351,000 in goodwill amortization, reorganization costs of $1.5 million and a $13.2 million loss from discontinued operations.

Continuing Operations

Total revenue was $8.9 million in the three months ended June 30, 2001, a 49.9% decrease from the same period in 2000. Services revenue was $6.4 million in the three months ended June 30, 2001, a 28.8% decrease from the same period in 2000. The decrease in services revenue reflects the general softness in the technology sector during the first half of 2001 and the continued decline in software resale revenue that stimulates professional services integration work. Products revenue was $2.5 million in the three months ended June 30, 2001, a 71.8% decrease from the same period in 2000. Hardware sales declined by $900,000 due primarily to management's decision in the third quarter of 2000 to only resell hardware if the margins were above 20%. Software revenue declined by $2.9 million due to general economic conditions.

Gross profit increased by $19,000 in the three months ended June 30, 2001, and was 19.1% percent of revenue, compared with 9.5% of revenue in the same period in 2000. The increase in the gross profit percentage in the three months ended June 30, 2001, was attributable to slightly higher margins in services and significantly higher margins in products. The higher margin in products was due to an emphasis on higher margin software sales in the three months ended March 31, 2001, and the decision by Verso to only resell hardware if the margins were above 20%.

Total operating expenses incurred in continuing operations for the three months ended June 30, 2001, were $107.2 million, an increase of $92.7 million compared to the same period in 2000. The increase is primarily attributable to the following items: $144,000 increase in depreciation expense, $10.7 million increase in goodwill amortization, $85.0 million write-off of goodwill, $2.3 million increase in reorganization costs and amortization of deferred compensation of $608,000 offset by a decrease in sales general and administrative expenses of $6.0 million. The increase in depreciation expense is related to the purchase of furniture and equipment of approximately $7.1 million during the first half of 2000 as well as the increased depreciation related to the assets acquired in the Cereus and MessageClick acquisitions. Approximately $9.6 million of the increase in goodwill amortization and $608,000 in amortization of deferred compensation related to the Cereus and MessageClick acquistions. The decrease in sales, general and administrative expenses resulted primarily from the reorganization Verso announced in the second quarter of 2000, as well as, on-going cost reduction initiatives affecting personnel, office lease, telecom and other general and administrative expenses. As a percent of revenue, operating expenses from continuing operations were 76.8% during the three months ended June 30, 2001 (excluding the goodwill amortization, amortization of deferred compensation, write-off of goodwill and reorganization costs), up from 71.7% in the same period in 2000.

Discontinued Operations of HSG

There was no loss or income from discontinued operations for the three months ended June 30, 2001 as these losses had been recorded on an estimated basis in 2000; loss from discontinued operations was $13.2 million for the same period in 2000. In December 2000, Verso completed the sale of its domestic lodging business and international hospitality business for aggregate proceeds of $10.0 million. Verso sold its restaurant solutions business for aggregate proceeds of $8.5 million in January 2001. Operating losses from discontinued operations totaled approximately $8.2 million for the year ended December 31, 2000. Loss on disposal of the assets of the discontinued operations totaled approximately $6.7 million. There are no material contingencies related to the disposal of the assets of the discontinued operations.

SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

For the six months ended June 30, 2001, the Verso's net loss totaled $123.7 million, or $2.43 per share, compared with net loss of $31.6 million, or $1.27 per share, for the same period in 2000. The 2001 results included $22.1 million in goodwill amortization, $1.2 million in amortization of deferred compensation primarily related to acquisitions during the third and fourth quarters of 2000, write-off of goodwill of $85.0 million, reorganization costs of $3.8 million and an extraordinary item - loss from debt conversion totaling $1.6 million. The 2000 results included $702,000 in goodwill amortization, reorganization costs of $1.5 million and a $14.4 million loss from discontinued operations.

Continuing Operations

For the six months ended June 30, 2001, Verso's net loss from continuing operations before extraordinary item totaled $122.1 million, or $2.40 per share, compared with a net loss of $17.1 million, or $.69 per share, for the same period in 2000. The 2001 results included $22.1 million in goodwill amortization, $1.2 million in amortization of deferred compensation primarily related to acquisitions during the third and fourth quarters of 2000, write-off of goodwill of $85.0 million, reorganization costs of $3.8 million and an extraordinary item - loss from debt conversion totaling $1.6 million. The 2000 results included $702,000 in goodwill amortization and reorganization costs of $1.5 million.

Total revenue was $19.4 million in the six months ended June 30, 2001, a 45.8% decrease from the same period in 2000. Services revenue was $14.1 million in the six months ended June 30, 2001, a 14.4% decrease from the same period in 2000. The decrease in services revenue reflects the general softness in the technology sector during the first half of 2001. Products revenue was $5.3 million in the six months ended June 30, 2001, a 72.5% decrease from the same period in 2000. Hardware sales declined by $5.9 million due primarily to management's decision in the third quarter of 2000 to only resell hardware if the margins were above 20%. Software revenue declined by $8.1 million due to general economic conditions.

Gross profit decreased by $2.2 million in the six months ended June 30, 2001, and was 20.9% percent of revenue, compared with 17.6% of revenue in the same period in 2000. The increase in the gross profit percentage in the six months ended June 30, 2001, was attributable to lower margins in services offset by significantly higher margins in products. The lower margins in services was attributable to the negative margins from the ASP revenues, the revenue acquired with Cereus merger (business applications services) and revenue acquired with MessageClick. The loss in gross profit from these revenue sources totaling $1.4 million was $531,000 for the six months ended June 30, 2001. The higher margin in products was due to an emphasis on higher margin software sales in the six months ended June 30, 2001, and the decision by Verso in second half of 2000 to only resell hardware if the margins were above 20%.

Total operating expenses incurred in continuing operations for the six months ended June 30, 2001, were $125.7 million, an increase of $102.6 million compared to the same period in 2000. The increase is attributable to the following items:
$588,000 increase in depreciation expense, $21.4 increase in goodwill amortization, $85.0 million write-off of goodwill, $2.3 million increase in reorganization costs and amortization of deferred compensation of $1.2 million offset by a decrease in sales general and administrative expenses of $7.8 million. The decrease in sales, general and administrative expenses resulted primarily from the reorganization the Company announced in the second quarter of 2000. The increase in depreciation expense is related to the purchase of furniture and equipment of approximately $7.1 million during first half of 2000 as well as the increased depreciation related to the assets acquired in the Cereus and MessageClick acquisitions. Approximately $19.2 million of the increase in goodwill amortization and $1.2 million in amortization of deferred compensation related to the Cereus and MessageClick acquisitions. As a percent of revenue, operating expenses from continuing operations were 70.3% during the six months ended June 30, 2001 (excluding the goodwill amortization, amortization of deferred compensation, write-off of goodwill and reorganization costs), up from 58.4% in the same period in 2000.

Discontinued Operations of HSG

There was no loss or income from discontinued operations for the six months ended June 30, 2001 as these losses had been recorded on an estimated basis in 2000; loss from discontinued operations was $14.4 million for the same period in 2000. In December 2000, Verso completed the sale of its domestic lodging business and international hospitality business for aggregate proceeds of $10.0 million. Verso sold its restaurant solutions business for aggregate proceeds of $8.5 million in January 2001. Operating losses from discontinued operations totaled approximately $8.2 million for the year ended December 31, 2000. Loss on disposal of the assets of the discontinued operations totaled approximately $6.7 million. There are no material contingencies related to the disposal of the assets of the discontinued operations.

Extraordinary Item

In January 2001, Verso modified the terms of the $7.0 million outstanding balance of its 5% convertible subordinated debentures as follows: Verso repurchased $4.5 million, converted $1.5 million into Verso's common stock at a price of $1.40 per share, fixed the conversion rate at $1.19 per share for the remaining $1.0 million and issued warrants to purchase 945,378 shares of Verso's common stock at an exercise price of $2.00 per share. The cost of this conversion and early retirement of debt totaled $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Liquidity is the measurement of Verso's ability to have adequate cash or access to cash at all times in order to meet financial obligations when due, as well as to fund corporate expansion and other activities. Historically, Verso has met its liquidity requirements through a combination of debt from third party lenders, issuances of equity or equity-linked securities and sale of discontinued businesses.

At June 30, 2001, Verso had a positive working capital position (excess of current assets over current liabilities) of $757,000 compared to a positive working capital position of $12.6 million at December 31, 2000. Verso's cash and cash equivalents totaled $3.1 million at June 30, 2001, and $11.0 million at December 31, 2000. Total long-term debt, including current portion, net of discount, was $3.8 million at June 30, 2001 and $9.5 million at December 31, 2000. There were no borrowings under Verso's $10.0 million credit facility (the "PNC Facility") with PNC Bank, National Association (the "Bank") at June 30, 2001 and December 31, 2000.

Cash Flow

Cash used in Verso's continuing operations in the six months ended June 30, 2001 totaled approximately $10.1 million compared with cash used in continuing operations of $13.9 million in the same period in 2000. Verso's use of cash in continuing operations during the six months ended June 30, 2001 resulted primarily from a net loss of $123.7 million and was offset by non-cash charges totaling $114.2 million (including depreciation and amortization of $25.1 million, write-down of goodwill of $85.0 million, provision for doubtful accounts of $2.5 million and an extraordinary item - loss on debt conversion of $1.6 million) and cash used by changes in current operating items of approximately $603,000.

Cash used in the Verso's discontinued operations in the six months ended June 30, 2001 totaled $634,000 compared with cash used in discontinued operations of $2.1 million in the same period in 2000.

Verso used cash in investing activities for continuing operations in the six months ended June 30, 2001 of approximately $947,000, compared to $6.3 million in the same period of 2000. Verso only invested in property and equipment in the first two quarters of 2001 and the first two quarters of 2000. Cash provided by discontinued operations from investing activities totaled $8.2 million in the first two quarters of 2001 compared with cash used by discontinued operations for investing activities of $1.9 million in the same period in 2000. During the first quarter of 2001, Verso received net proceeds from sale of discontinued operations totaling $8.2 million for the sale of its restaurant solutions business. For discontinued operations, Verso spent $1.7 million on software development costs and $195,000 on purchases of furniture and equipment during the first quarter of 2000.

Cash used in financing activities from continuing operations totaled approximately $4.3 million in the six months ended June 30, 2001, compared to $24.1 million provided by financing activities in the same period of 2000. Payments to repurchase convertible subordinated debentures totaled $4.5 million and proceeds from issuance of common stock totaled $184,000 in the first two quarters of 2001. Proceeds from the issuance of common stock totaling $16.7 million, borrowings from Cereus prior to the merger with Cereus of $4.0 million and borrowings under the PNC Facility of $3.6 million were offset by payments on long term debt totaling $261,000 in the first two quarters of 2000.

At June 30, 2001, Verso had no borrowings under its PNC Facility. The PNC Facility is secured by substantially all of the assets of Verso. The availability under the PNC Facility at June 30, 2001 was approximately $2.2 million. Although Verso was not in compliance with the Net Cash Flow required under Section 6.5 of the Credit Agreement for the two fiscal quarters ending June 30, 2001, the Bank waived such covenant. In connection with the Bank's granting of the waiver for covenant non-compliance and the Bank's consent to the NACT acquisition, the issuance of $15 million of preferred stock to Telemate.Net and the Telemate.Net merger, the Company agreed not to borrow under the Credit Agreement until it was in compliance with the covenants for the third quarter of 2001 or had restructured these covenants to bring the Company into compliance.

For 2001, Verso expects that its primary sources of cash will be from cash on hand, including cash acquired with the NACT acquisition in July 2001 (approximately $3.0 million on July 27, 2001), potential borrowings under the PNC Facility and other sources, including issuances of equity or debt securities, as well as, approximately $4.0 to $5.0 million cash from the Telemate.Net merger, expected early in the fourth quarter of 2001. The PNC Facility, however, contains certain financial covenants and limitations on Verso's ability to access funds under the PNC Facility. If Verso is not in compliance with its financial covenants for the third quarter, 2001 through restructuring the financial covenants with the Bank, or does not have sufficient eligible accounts receivable to support the level of borrowings it may need, Verso may be unable to draw on the PNC Facility to the extent necessary. To the extent Verso does not have borrowing availability under the PNC Facility, Verso may be required to obtain additional sources of capital, sell assets, obtain an amendment to the PNC Facility or otherwise restructure its outstanding indebtedness. If Verso is unable to obtain additional capital, sell assets, obtain an amendment to the PNC Facility or otherwise restructure its outstanding indebtedness, Verso may not be able to meet its obligations. In addition, the completion of the Telemate.Net merger is not guaranteed, however, Verso believes that the Telemate.Net merger will be completed in the fourth quarter of 2001. Verso believes it will have sufficient liquidity from these sources to meet its current financial obligations through 2001.

Verso's short-term cash needs are to cover the operating losses which are expected to continue until the end of the year, to cover expenses related to the acquisition of NACT, which was completed on July 27, 2001, and the pending merger with Telemate.Net, which is expected to close in the fourth quarter of 2001. Verso expects to use its cash on hand and the Telemate available cash for its short-term needs.

Verso's long-term cash needs are related to the costs of growing its current business as well as prospective businesses to be acquired, including capital expenditures and working capital, and the remaining purchase price for NACT of $5.4 million, plus up to an additional $4.9 million if certain performance objectives are met, which amounts will be due no later than April 15, 2002. These cash needs will be met through the working capital line of credit or other debt facilities, as well as issuances of equity and/or debt securities.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Verso is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Verso does not enter into derivatives or other financial instruments for trading or speculative purposes. Verso has also not entered into financial instruments to manage and reduce the impact of changes in interest rates. Verso may enter into such transactions in the future.

Interest Rate Risks

Verso's debt at June 30, 2001, primarily carries interest rates which are fixed, and, therefore, Verso does not expect to have material exposure to interest rate risk in the near term.

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

         None

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  2.1 Agreement and Plan of Merger dated as of May 4, 2001 among the Company, Telemate.Net Software, Inc. and Titan Acquiring Sub, Inc. (the "Merger Agreement"). (The schedules to the Agreement and Plan of Merger have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted exhibits and schedules supplementally to the Securities and Exchange Commission upon request). (*)

                  2.2 First Amendment to the Agreement and Plan of Merger dated June 1, 2001 among the Company, Telemate.Net Software, Inc. and Titan Acquiring Sub, Inc.(**)

                  2.3 Stock Purchase Agreement dated as of June 4, 2001 between the Company, and WA Telcom Products Co., Inc. (The schedules to the Stock Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted exhibits and schedules supplementally to the Securities and Exchange Commission upon request). (***)

                  10.1 Series B Preferred Stock Purchase Agreement dated as of May 4, 2001 between the Company and Telemate.Net Software, Inc. (the "Purchase Agreement"). (Certain of the exhibits and schedules to the Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted exhibits and schedules supplementally to the Securities and Exchange Commission upon request). (*)

                  10.2 First Amendment to the Series B Preferred Stock Purchase Agreement dated as of June 1, 2001 between the Company and Telemate.Net Software, Inc. (Certain of the exhibits and schedules to the First Amendment to the Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted exhibits and schedules supplementally to the Securities and Exchange Commission upon request).

                  10.3 The Telemate.Net Voting Agreement entered into in connection with the Merger Agreement. (*)

                  10.4 The Company Voting Agreement entered into in connection with the Merger Agreement. (*)

                  10.5 Form of Affiliate Agreement to be executed in connection with the Merger Agreement. (*)

(*) Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 16, 2001.

(**)Incorporated by reference to the Company's Current Report on Form 8-K/A filed with the SEC on June 5, 2001.

(***) Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2001.

          (b)     Reports on Form 8-K.

                  The Company filed three reports on Form 8-K during the quarter ended June 30, 2001.

                  1. Form 8-K dated May 16, 2001, in which the Registrant reported under Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) that it had entered into a definitive Agreement and Plan of Merger dated May 4, 2001 with Telemate.Net Software, Inc., a Georgia corporation, and Titan Acquiring Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company.

                  2. Form 8-K dated June 5, 2001 in which the Registrant reported under Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) the Stock Purchase Agreement with WA Telcom Products Co., Inc., a Delaware corporation ("WA Telcom"), pursuant to which the Company has agreed to buy from WA Telcom all of the outstanding capital stock of NACT Telecommunications, Inc., a Delaware corporation.

                  3. Form 8-K/A dated June 5, 2001, which amended the Registrant's Form 8-K dated May 16, 2000, and in which the Registrant restated Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) related to the First Amendment to the Merger Agreement between Telemate.Net Software, Inc and Titan Acquiring Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            VERSO TECHNOLOGIES, INC.




Date: August 14, 2001       /s/ Juliet M. Reising
                            ----------------------------------------------------
                            Executive Vice President and Chief Financial Officer
                            (duly authorized signatory and
                            Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT                                                                                               METHOD OF
NUMBER                                        ITEM                                                     FILING
---------------------------------------------------------------------------------------------------------------------------
         (a)      Exhibits:

                  2.1      Agreement and Plan of Merger dated as of May 4, 2001           Incorporated by reference to the
                           among the Company, Telemate.Net Software, Inc. and             Company's Current Report on Form
                           Titan Acquiring Sub, Inc. (the "Merger Agreement").            8-K filed with the SEC on May 16,
                           (The schedules to the Agreement and Plan of Merger             2001.
                           have been omitted from this Report pursuant to Item
                           601(b)(2) of Regulation S-K, and the Company agrees
                           to furnish copies of such omitted exhibits and
                           schedules supplementally to the Securities and
                           Exchange Commission upon request).

                  2.2      First Amendment to the Agreement and Plan of Merger            Incorporated by reference to the
                           dated June 1, 2001 among the Company, Telemate.Net             Company's Current Report on Form
                           Software, Inc. and Titan Acquiring Sub, Inc.                   8-K/A filed with the SEC on June
                                                                                          5, 2001.

                  2.3      Stock Purchase Agreement dated as of June 4, 2001              Incorporated by reference to the
                           between the Company, and WA Telcom Products Co., Inc.          Company's Current Report on Form
                           (The schedules to the Stock Purchase Agreement have            8-K filed with the SEC on June 5,
                           been omitted from this Report pursuant to Item                 2001.
                           601(b)(2) of Regulation S-K, and the Company agrees
                           to furnish copies of such omitted exhibits and
                           schedules supplementally to the Securities and
                           Exchange Commission upon request).

                  10.1     Series B Preferred Stock Purchase Agreement dated as           Incorporated by reference to the
                           of May 4, 2001 between the Company and Telemate.Net            Company's Current Report on Form
                           Software, Inc. (the "Purchase Agreement"). (Certain            8-K filed with the SEC on May 16,
                           of the exhibits and schedules to the Purchase                  2001.
                           Agreement have been omitted from this Report pursuant
                           to Item 601(b)(2) of Regulation S-K, and the Company
                           agrees to furnish copies of such omitted exhibits and
                           schedules supplementally to the Securities and
                           Exchange Commission upon request).

                  10.2     First Amendment to the Series B Preferred Stock                Filed herewith.
                           Purchase Agreement dated as of June 1, 2001 between
                           the Company and Telemate.Net Software, Inc. (Certain
                           of the exhibits and schedules to the First Amendment
                           to the Purchase Agreement have been omitted from this
                           Report pursuant to Item 601(b)(2) of Regulation S-K,
                           and the Company agrees to furnish copies of such
                           omitted exhibits and schedules supplementally to the
                           Securities and Exchange Commission upon request).

                  10.3     The Telemate.Net Voting Agreement entered into in              Incorporated by reference to the
                           connection with the Merger Agreement.                          Company's Current Report on Form
                                                                                          8-K filed with the SEC on May 16,
                                                                                          2001.

                  10.4     The Company Voting Agreement entered into in                   Incorporated by reference to the
                           connection with the Merger Agreement.                          Company's Current Report on Form
                                                                                          8-K filed with the SEC on May 16,
                                                                                          2001.

                  10.5     Form of Affiliate Agreement to be executed in                  Incorporated by reference to the
                           connection with the Merger Agreement.                          Company's Current Report on Form
                                                                                          8-K filed with the SEC on May 16,
                                                                                          2001.