Form 10-K405/A
period 2000-12-31
VERSO TECHNOLOGIES INC
filed 2001-10-12
CIK 797448

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 2
                        (AMENDING ITEMS 5, 7, 8 AND 14)
(MARK ONE)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Report on Form 10-K/A amends and restates in their entirety Items 5, 7, 8 and 14 of the Annual Report on Form 10-K of Verso Technologies, Inc., a Minnesota corporation (the "Company"), for the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq National Market under the symbol "VRSO." Prior to October 1, 2000, the Company's common stock was traded on the Nasdaq National Market under the symbol "ELTX." The Company moved from the Nasdaq Small Cap Market to the Nasdaq National Market on February 17, 2000. The following table sets forth the quarterly high and low sales prices for the Company's common stock for the years ended December 31, 2000 and 1999, as reported by Nasdaq. The prices set forth below do not include adjustments for retail mark-ups, markdowns or commissions and represent inter-dealer and do not necessarily represent actual transactions.

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

     In connection with the Company's acquisition of MessageClick, Inc. ("MessageClick") in November 2000, the Company issued to the preferred shareholders of MessageClick an aggregate of 1,191,341 shares of the Company's common stock (248,139 shares of which are being held in escrow to satisfy certain indemnification claims that the Company may make), and warrants to purchase an aggregate of 181,901 shares of the Company's common stock, which warrants may be exercised from time to time at any time after their issuance until November 22, 2005 at an initial exercise price of $4.03 per share. The common shareholders of MessageClick were not entitled to receive any merger consideration in connection with this transaction. There was no general solicitation or advertisement with respect to the MessageClick acquisition, and the Company believed that each of the former preferred shareholders of MessageClick was an "accredited investor" based on MessageClick's representation relating thereto and the receipt by the Company of representations from substantially all of the former preferred shareholders of MessageClick whereby each such preferred shareholder represented that it (i) was either an "accredited investor" or otherwise sophisticated in respect of financial matters; (ii) was acquiring the securities for investment for its own account;
(iii) was aware of the restricted nature of the securities being acquired; and
(iv) had been furnished with or had access to information and representatives of the Company. In addition, the Company issued 214,582 shares of its common stock to satisfy certain amounts owing by MessageClick. These shares were issued to five sophisticated, financial investors, each of whom was also a preferred shareholder of MessageClick, in satisfaction of the bridge loans that such shareholders had made to MessageClick. Each of these financial investors represented to the Company that they were "accredited investors." The securities issued in connection with the MessageClick acquisition were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption in Section 4(2) of the Securities Act.

     Also in November 2000 in connection with the acquisition of MessageClick, the Company issued and sold to four investors the Company's 7.50% Convertible Debentures in an aggregate principal amount of $4,500,000 due November 22, 2005 (the "Debentures") and warrants to purchase up to 1,000,000 shares of the Company's common stock (the "Warrants") pursuant to that certain Convertible Debenture and Warrant Purchase Agreement (the "Purchase Agreement") dated as of October 31, 2000 between the Company and each of the four investors (each such investor is a "Purchaser" and all such investors are, collectively, the "Purchasers").

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

     In the Purchase Agreement, each of the Purchasers represented, among other things, that such Purchaser (i) was an "accredited investor"; (ii) was acquiring the securities for investment for its own account; (iii) was aware of the restricted nature of the securities being acquired; and (iv) had been furnished with or had access to information and representatives of the Company. In addition, there was no general solicitation or advertising with respect to the offer and sale of the Debentures and Warrants. The Warrants issued as part of this transaction have terms, including, among other things, exercise price and associated registration rights, that are materially different than the warrants issued in connection with the acquisition of MessageClick. Based on the foregoing, the Company believed that the offer and sale of the Debentures and the Warrants satisfied the requirement of Rule 506 and, hence, filed a Form D with the SEC on December 4, 2000. The securities issued pursuant to the Purchase Agreement were issued without registration under the Securities Act in reliance upon the exemption in Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company historically operated through two separate business units: the Technology Services Group ("TSG") and the Hospitality Services Group ("HSG"). On July 19, 2000, the Company's board of directors determined that TSG, while sustaining losses, represented the greatest opportunity for the Company. HSG was not generating profits and it was believed that the technology deployed through this group had been reaching maturity. In order to fund the growth opportunities believed to exist in TSG, the board of directors authorized the sale of HSG's operating units. Accordingly, HSG is reported as a discontinued operation and the consolidated financial statements have been reclassified to segregate the net assets and operating results of this business segment. During the year ended December 31, 2000, the Company recorded an estimated loss on disposal of discontinued operations of approximately $11.0 million, which included an estimate of future operating losses of $4.3 million, in connection with the anticipated disposal of HSG.

     In fiscal year 2000, the Company acquired two businesses in transactions accounted for as purchases. On September 29, 2000, the Company acquired Cereus Technology Partners, Inc. ("Cereus") in a merger transaction, and on November 22, 2000, the Company acquired MessageClick also in a merger transaction. Accordingly, the results of operations of Cereus and MessageClick are included in the Company's results of operations from their respective dates of acquisition. The Company pursued the merger with Cereus so that the Company would benefit from Cereus' financial resources and experienced management team. The consideration given to the merits of Cereus' services offerings was secondary in the transaction and the acquisition of those services did not alter the portfolio of services that the Company had already been providing nor did it change the target markets pursued by the Company. The merger with MessageClick provided the Company with a proprietary unified communications application focused on serving communication service providers, which the Company has identified as a target market.

     The Company's focus beginning in the latter part of the fourth quarter of 1999 through the second quarter of 2000 had been to create the infrastructure (establishing a headquarters, hiring additional personnel and implementing systems) and take whatever other appropriate steps necessary to significantly grow revenue and move the Company into the Application Services Provider ("ASP") market. This focus resulted in the Company selling products (especially hardware) at very low margins and hiring a significant number of consultants (91 from January 2000 through June 2000) as well as ASP support personnel (50 from January 2000 through June 2000) in advance of the anticipated increase in professional services and ASP revenue that did not materialize. Given the fact that the revenues did not materialize, the Company decided to reduce its workforce. In the second quarter of 2000, the Company announced a reorganization and eliminated 100 positions held by employees. As a result of the reorganization, the Company recorded reorganization costs of $1.5 million in the second quarter of 2000. The Company expects the reduction in workforce, along with other cost reduction initiatives implemented, will result in approximately $12.0 million in annualized cash savings.

     In fiscal year 1999, the Company acquired Sulcus Hospitality Technologies Corp. ("Sulcus") (included in discontinued operations) and Windward Technology Group, Inc. in transactions accounted for as poolings-of-interests and relocated their headquarters to Atlanta, Georgia. The operations of Sulcus have been combined with other division's operations in the Company's Hospitality Services Group since March of 1999. The operations of the Company's Hospitality Services Group, including all of Sulcus, were subsequently reported as discontinued operations for the reasons previously discussed.

     The Company believes that the foregoing events significantly affect the comparability of the Company's results of operations from year to year. You should read the following discussion of the Company's results of operations and financial condition in conjunction with the Company's consolidated financial statements and related notes thereto included in Item 14 of this Report.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     For the year ended December 31, 2000, the Company's net loss totaled $55.5 million, or $2.14 per share, compared with net loss of $9.8 million, or $.41 per share, for 1999. The 2000 results included $11.5 million in goodwill amortization and $608,000 in amortization of deferred compensation primarily related to purchases during 2000, a loss on asset abandonment of $2.0 million, $1.5 in reorganization costs and a loss from discontinued operations of $14.9 million. The 1999 results included $713,000 of merger-related transaction and reorganization costs, $1.4 million in goodwill amortization and a $4.0 million loss from discontinued operations.

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

     Total revenue was $65.9 million in the year ended December 31, 2000, reflecting a 6.8% increase from 1999. Services revenue was $33.5 million in the year ended December 31, 2000, reflecting a 37.9% increase from 1999. Of the $9.2 million increase in services revenue, $2.1 million was related to the increase in the Customer Response Center services, and $7.1 million was attributed to an increase in technology consulting services. Products revenue was $32.4 million in the year ended December 31, 2000, reflecting a 13.4% decrease from 1999. Of the $5.0 million net decline in product revenue, $24.5 million was attributable to a decline in hardware revenue due primarily to management's decision in the third quarter of 2000 to only resell hardware if the margins on the sales were above 20%. This significantly reduced the volume of hardware sales and, thus, hardware revenue. The decline in hardware revenue was offset by an increase in software revenue of $19.5 million, attributable to sales of network performance management systems, sales of which started in the latter half of 1999.

     Gross profit decreased by $1.4 million in the year ended December 31, 2000, and was 19.8% percent of revenue, compared with 23.5% of revenue in 1999. The decrease in the gross profit percentage in the year ended December 31, 2000, was attributable to lower margins in both services and products. The Company's focus beginning in the latter part of the fourth quarter of 1999 through the second quarter of 2000 had been to create the infrastructure (establishing a headquarters, hiring additional personnel and implementing systems) and take other appropriate steps necessary to significantly grow revenue and move the Company into the ASP market. This focus resulted in the Company selling products (especially hardware) at very low margins and hiring a significant number of consultants (91 from January 2000 through June 2000), as well as ASP support personnel (50 from January 2000 through June 2000) in advance of the anticipated increases in professional services and ASP revenue that did not materialize. These increased costs, without the corresponding revenue increase, significantly reduced gross margins.

     Total operating expenses incurred in continuing operations for the year ended December 31, 2000, were $52.3 million, an increase of $32.0 million compared to 1999. The increase is primarily attributable to the following items:
$17.1 million increase in sales, general and administrative expenses, $1.3 million increase in depreciation expense, $10.1 increase in goodwill amortization, a loss on asset abandonment of $2.0 million, an increase in reorganization costs of $1.0 million and amortization of deferred compensation of $608,000. The increase in sales, general and administrative expenses resulted primarily from increased personnel and related costs, including those incurred in connection with the Company's investment in its ASP initiatives, and increased costs for corporate functions, including marketing, finance, human resources and facilities costs related to promoting and supporting the Company's new strategy of delivering software and support services remotely to customers as on ASP. The Company pursued this strategy because it believed that the demand for remote delivery of software and support over the Internet represented a substantial market opportunity for the Company, and the Company believed that it already had key assets, including experience in remote management of networks, market leading software and on-line support, to be successful in the emerging ASP marketplace. The increase in depreciation expense is related to the purchase of furniture and equipment of approximately $7.1 million during 2000 as well as the increased depreciation related to the assets acquired in the Cereus and MessageClick acquisitions. Approximately $9.6 million of the increase in goodwill amortization and $608,000 in amortization of deferred compensation is related to the Cereus merger. During 2000, the Company decided to replace software used internally and recorded a loss on asset abandonment of $2.0 million.

     The Company's focus beginning in the latter part of the fourth quarter of 1999 through the second quarter of 2000 had been to create the infrastructure to significantly grow revenue and move the Company into the ASP market. This focus resulted in the Company hiring additional personnel and implementing systems in advance of the anticipated increase in professional services and ASP revenue that did not materialize. In the second quarter of 2000, as a result of the lower than expected revenues associated with professional services and ASP, the Company announced a reorganization of its operations and eliminated 100 positions held by employees to improve its operational efficiencies and financial performance. Operational efficiencies were gained by better matching the size of the professional services consulting staff to near-term expected revenue from product implementation or consulting engagements and by reorganizing the Company to eliminate duplicate resources that could be shared by more than one business market. For example, in addition to the Company's corporate accounting group, the ASP operation and the technology services group operations had their own accounting groups. With the reorganization, these groups were merged, duplicative functions were eliminated and fewer employees were required. As a result of the reorganization, the Company recorded reorganization costs of $1.5 million, of which $556,000 were non-cash charges related to common stock issued and the intrinsic value of options previously issued to employees with accelerated vesting and extended exercise dates.

     In 1999, in connection with the Company's relocation of its headquarters to Atlanta, Georgia, the Company recorded reorganization costs of $462,000 related to recruiting and relocation of personnel. Also in 1999, the Company acquired two businesses in transactions accounted for as poolings-of-interests and the Company recorded merger-related transaction costs totaling $251,000 in connection with these acquisitions. As a percent of revenue, operating expenses from continuing operations were 55.7% during the year ended December 31, 2000 (excluding the goodwill amortization and amortization of deferred compensation related to purchases during 2000, loss on asset abandonment and reorganization costs), up from 31.8% in 1999 (excluding merger-related transaction and reorganization costs).

  Discontinued Operations of HSG

     Loss from discontinued operations was $14.9 million for the year ended December 31, 2000, compared with a loss of $4.0 million for the same period in 1999. The 2000 loss included a loss from discontinued operations of $3.9 million and an estimated loss on disposal of $11.0 million compared to a loss from discontinued operations of $4.0 million for 1999. The estimated loss included a reduction in asset values of approximately $6.7 million and a provision for anticipated closing costs and operating losses until disposal of approximately $4.3 million. The results of the six months ended December 31, 2000, were included in the estimated loss on discontinued operations recorded during the second quarter of 2000. In December 2000, the Company completed the sale of its domestic lodging business and international hospitality business for aggregate proceeds of $10.0 million. The Company sold its restaurant solutions business for aggregate proceeds of $8.5 million in January 2001. Operating losses from discontinued operations totaled approximately $8.2 million for the year ended December 31, 2000. Loss on disposal of the assets of the discontinued operations totaled approximately $6.7 million. There are no material contingencies related to the disposal of the assets of the discontinued operations.

     Discontinued operations for 2000 and 1999 includes the operations of Sulcus, which merged into the Company in 1999 in a pooling of interests, and the operations of Encore Systems, Inc. and Five Star Systems, Inc., both of which were acquired by the Company in 1998 to expand the Company's presence in the hospitality software market. In 2000, the Company was experiencing substantial operating losses in its domestic lodging, international hospitality and energy management systems businesses and was faced with significant research and development costs in its restaurant solutions business. Given these factors, the Company decided that the hospitality software business was no longer part of its strategic business direction and decided to dispose of HSG. The Company has reclassified operations related to HSG to discontinued operations for all periods presented.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     For the year ended December 31, 1999, the Company's net loss totaled $9.8 million, or $.41 per share, compared with a net loss of $6.5 million, or $.29 per share, for 1998. The 1999 results included $713,000 of merger-related transaction and reorganization costs. These charges consisted primarily of costs related to the recruitment and relocation of management and administrative personnel to Atlanta, Georgia, and legal, accounting and other fees associated with the merger with Windward Technology Group on March 31, 1999.

  Continuing Operations

     For the year ended December 31, 1999, the Company's net loss from continuing operations totaled $5.9 million, or $.25 per share, compared with $1.8 million, or $.08 per share, for 1998. The 1999 results included $713,000 of merger-related transaction and reorganization costs.

     Total revenue from continuing operations was $61.7 million in the year ended December 31, 1999, reflecting a 17.3% increase from 1998. The comparability of revenue was affected by the inclusion of Encore System's operations beginning in September 1998. This favorable impact was offset by reduced distribution sales, including the effect of the closure of the Company's Datatech subsidiary and discontinuation of its distribution operations in the first quarter of 1998. Gross profit increased by $1.4 million in the year ended December 31, 1999, and was 23.5% percent of revenue, compared with 24.9% of revenue in 1998. The decrease in the gross profit percentage in the year ended December 31, 1999, was attributable to lower margins in both services and products. The lower margin in services was due primarily to the under-utilization of available consultants during the last half of the year. The lower margin in products was due to a greater emphasis on revenue versus margin in the last half of the year.

     Total operating expenses incurred in continuing operations for the year ended December 31, 1999, were $20.4 million, an increase of $5.3 million compared to 1998. Excluding merger-related transaction and reorganization costs totaling $713,000 in 1999, total operating expenses from continuing operations, excluding depreciation and amortization, increased $3.7 million compared to 1998. The increase resulted primarily from the inclusion of the customer care operations of Encore Systems, Inc. for a full year, increased personnel and related costs, including those incurred in connection with the Company's investment in its ASP initiatives, and increased marketing, finance, human resources and facilities costs related to promoting and supporting the Company's new strategic direction. Depreciation and amortization expense during the year ended December 31, 1999, also increased operating expenses by approximately $900,000. The increase in depreciation and amortization expense is related to the purchase of Encore Systems, Inc. in September 1998. As a percent of revenue, operating expenses from continuing operations were 31.8% during the year ended December 31, 1999 (excluding merger-related transaction and reorganization costs), up from 28.6% in 1998.

  Discontinued Operations of HSG

     Loss from discontinued operations was $4.0 million for the year ended December 31, 1999, compared to loss of $4.7 million for the same period in 1998. The loss is due primarily to decreased sales of hardware and software products.

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

     The Company's short-term cash needs are to cover operating losses, which are expected to continue until the end of 2001. The Company expects to use cash on hand and borrowings under the PNC Facility for the Company's short-term cash needs.

     The Company's long-term cash needs are related to the costs of growing its current business as well as that of businesses that may be acquired in the future, including capital expenditures and working capital. These cash needs will primarily be met through borrowings under the PNC Facility and issuances of debt of equity securities.

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

RISK FACTORS

     You should carefully consider the following risk factors as well as other information included in this Form 10-K/A. If any of the following risks or uncertainties actually occur, our business, financial condition and results of operations could be materially adversely affected. In that event, the trading price of our common stock could decline.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required to be filed with this Form 10-K/A are filed under Item 14 below and are listed on the "Index to Consolidated Financial Statements" on page F-1.

     The following is a schedule of quarterly financial data for the years ended December 31, 2000 and 1999:

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 FIRST     SECOND     THIRD      FOURTH      TOTAL
                                                QUARTER   QUARTER    QUARTER   QUARTER(A)     YEAR
                                                -------   --------   -------   ----------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
  Revenue.....................................  $18,069   $ 17,729   $16,075    $ 13,995    $ 65,868
  Gross profit................................    4,624      1,677     3,355       3,394      13,050
  Operating loss from continuing operations...   (3,944)   (12,894)   (6,099)    (16,358)    (39,295)
  Loss from continuing operations.............   (4,038)   (13,088)   (6,644)    (16,765)    (40,535)
                                                -------   --------   -------    --------    --------
          Net loss............................  $(5,238)  $(26,335)  $(6,645)   $(17,265)   $(55,483)
                                                =======   ========   =======    ========    ========
  Net loss per common share -- basic and
     diluted:(1)
     Loss from continuing operations..........  $ (0.17)  $  (0.51)  $ (0.25)   $  (0.34)   $  (1.56)
     Loss from discontinued operations........    (0.05)     (0.11)       --          --       (0.15)
     Loss on disposal of discontinued
       operations.............................       --      (0.41)       --       (0.01)      (0.43)
                                                -------   --------   -------    --------    --------
          Net (loss) income per common
            share.............................  $ (0.22)  $  (1.03)  $ (0.25)   $  (0.35)   $  (2.14)
                                                =======   ========   =======    ========    ========
1999
  Revenue.....................................  $13,644   $ 15,363   $16,460    $ 16,217    $ 61,684
  Gross profit................................    3,738      4,125     3,465       3,169      14,497
  Operating income (loss) from continuing
     operations...............................      233     (1,310)   (1,886)     (2,894)     (5,857)
  Income (Loss) from continuing operations....      373     (1,328)   (1,966)     (2,963)     (5,884)
                                                -------   --------   -------    --------    --------
          Net (loss) income...................  $(6,111)  $    244   $(2,316)   $ (1,655)   $ (9,838)
                                                =======   ========   =======    ========    ========

                                                 FIRST     SECOND     THIRD      FOURTH      TOTAL
                                                QUARTER   QUARTER    QUARTER   QUARTER(A)     YEAR
                                                -------   --------   -------   ----------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  Net (loss) income per common share -- basic
     and diluted:(1)
     Loss from continuing operations..........  $  0.02   $  (0.06)  $ (0.08)   $  (0.12)   $  (0.25)
     Loss from discontinued operations........    (0.27)      0.07     (0.02)       0.05       (0.16)
                                                -------   --------   -------    --------    --------
          Net (loss) income per common
            share.............................  $ (0.25)  $   0.01   $ (0.10)   $  (0.07)   $  (0.41)
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

     (a) The following documents are filed herewith as part of this Form 10-K/A:

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
  4.27    Form of 7.5% Convertible Debenture issued  Incorporated by reference to Exhibit 4.5
          in connection with the Convertible         to the Registrant's Current Report on
          Debenture and Warrant Purchase Agreement   Form 8-K filed December 6, 2000.
          between the Registrant and the Purchasers
          named therein (the "Debenture Purchase
          Agreement).
  4.28    Form of Warrant issued in connection with  Incorporated by reference to Exhibit 4.6
          the Debenture Purchase Agreement.          to the Registrant's Current Report on
                                                     Form 8-K filed December 6, 2000.
  4.29    Form of Registration Rights Agreement      Incorporated by reference to Exhibit 4.7
          entered into in connection with the        to the Registrant's Current Report on
          Purchase Agreement.                        Form 8-K filed December 6, 2000.
  4.30    Registration Rights Agreement by and       Incorporated by reference to Exhibit 4(e)
          among Cereus Technology Partners, Inc.     to Cereus Technology Partners, Inc.'s
          and the stockholders named therein, dated  Annual Report on Form 10-KSB for the
          February 8, 2000.                          period ended December 31, 1999.
  4.31    Registration Rights Agreement by and       Incorporated by reference to Exhibit 4.31
          among Cereus Technology Partners, Inc.     to the Registrant's Annual Report on Form
          and the stockholders a party thereto,      10-K for the year ended December 31,
          dated August 18, 2000.                     2000, filed March 30, 2001.
  4.32    Registration Rights Agreement by and       Incorporated by reference to Exhibit 4.32
          among Cereus Technology Partners, Inc.     to the Registrant's Annual Report on Form
          and the stockholders a party thereto,      10-K for the year ended December 31, 2000
          dated September 15, 2000.                  filed March 30, 2001.
  4.33    Registration Rights Agreement by and       Incorporated by reference to Exhibit 4.33
          among Cereus Technology Partners, Inc.     to the Registrant's Annual Report on Form
          and the stockholders a party thereto,      10-K for the year ended December 31, 2000
          dated September 27, 2000.                  filed March 30, 2001.
 10.1     Form of Incentive Stock Option Agreement.  Incorporated by reference to Exhibit 10.6 to the Registrant's Registration
                                                     Statement on Form S-18 (File 33-51456).
 10.2     Form of Non-Statutory Option Agreement.    Incorporated by reference to Exhibit 10.7
                                                     to the Registrant's Registration
                                                     Statement on Form S-18 (File 33-51456).
 10.3     Form of Non-Employee Director Stock        Incorporated by reference to Exhibit
          Option Agreement.                          10.10 to the Registrant's Annual Report
                                                     on Form 10-KSB for the year ended March
                                                     31, 1993.
 10.4     1992 Stock Incentive Plan.                 Incorporated by reference to Exhibit 10.4
                                                     to the Registrant's Registration
                                                     Statement on Form S-18 (File No.
                                                     33-51456).
 10.5     1995 Stock Incentive Plan.                 Incorporated by reference to Exhibit
                                                     10.12 to the Registrant's Annual Report
                                                     on Form 10-KSB for the year ended March
                                                     31, 1995.
 10.6     1997 Stock Incentive Plan.                 Incorporated by reference to the
                                                     Registrant's Proxy Statement for its 1997
                                                     Annual Meeting of Stockholders.

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
          arrangement.
 10.34    Executive Employment Agreement dated as    Incorporated by reference to Exhibit 10.5
          of September 29, 2000 between the          to the Registrant's Quarterly Report on
          Registrant and James M. Logsdon.           Form 10-Q for the period ending September
          Represents an executive compensation plan  30, 2000.
          or arrangement.
 10.35    Executive Employment Agreement dated as    Incorporated by reference to Exhibit 10.6
          of September 29, 2000 between the          to the Registrant's Quarterly Report on
          Registrant and Juliet M. Reising.          Form 10-Q for the period ending September
          Represents an executive compensation plan  30, 2000.
          or arrangement.
 10.36    Form of Escrow Agreement entered into in   Incorporated by reference to Exhibit 4.3
          connection with the MessageClick Merger    to the Registrant's Current Report on
          Agreement.                                 Form 8-K filed December 6, 2000.
 10.37    Convertible Debenture and Warrant          Incorporated by reference to Exhibit 4.4
          Purchase Agreement dated October 31, 2000  to the Registrant's Current Report on
          between the Registrant and the             Form 8-K filed December 6, 2000.
          Purchasers.
 10.38    Cereus Technology Partners, Inc.           Incorporated by reference to Exhibit
          Directors' Warrant Incentive Plan.         10(cc) to Cereus Technology Partners,
          Represents an executive compensation plan  Inc.'s Annual Report on Form 10-KSB40 for
          or arrangement.                            the period ending December 31, 1999.
 10.39    Cereus Technology Partners, Inc. Outside   Incorporated by reference to Exhibit
          Directors' Warrant Plan. Represents an     10(dd) to Cereus Technology Partners,
          executive compensation plan or             Inc.'s Annual Report on Form 10-KSB40 for
          arrangement.                               the period ending December 31, 1999.
 10.40    Assignment and Assumption Agreement        Incorporated by reference to Exhibit
          between Cereus Technology Partners, Inc.   10.40 to the Registrant's Annual Report
          and the Registrant dated as of September   on Form 10-K for the year ended December
          29, 2000, assigning rights under the       31, 2000 filed March 30, 2001.
          Registration Rights Agreements dated
          February 8, 2000, August 18, 2000,
          September 15, 2000 and September 27,
          2000.
 10.41    Cereus Technology Partners, Inc. 1997      Incorporated by reference to Exhibit
          Stock Option Plan, as amended.             10(k) to Cereus Technology Partners,
                                                     Inc.'s 10-12G filed December 21, 1999.
 11       Statement of Computation of Net Loss Per   Incorporated by reference to Exhibit 11
          Common Share.                              to the Registrant's Annual Report on Form
                                                     10-K for the year ended December 31, 2000
                                                     filed March 30, 2001.
 21.1     Subsidiaries of the Registrant.            Incorporated by reference to Exhibit 21.1
                                                     to the Registrant's Annual Report on Form
                                                     10-K for the year ended December 31, 2000
                                                     filed March 30, 2001.
 23.1     Consent of KPMG LLP.                       Filed herewith.
 23.2     Consent of PricewaterhouseCoopers LLP.     Filed herewith.
 23.3     Consent of Crowe, Chizek and Company LLP.  Filed herewith.
 23.4     Consent of PricewaterhouseCoopers LLP.     Filed herewith.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Verso Technologies, Inc.:
  Reports of Independent Auditors'..........................   F-2
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................   F-5
  Consolidated Statements of Operations for the Years Ended
     December 31, 2000, 1999 and 1998.......................   F-6
  Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 2000, 1999 and 1998...........   F-7
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998.......................   F-8
  Notes to Consolidated Financial Statements for the Years
     Ended December 31, 2000, 1999 and 1998.................  F-10

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

KPMG LLP
Atlanta, Georgia
February 23, 2001, except as to Note 5,
which is as of March 26, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Verso Technologies, Inc.:

     In our opinion, based on our audits and the report of other auditors as referred to below, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Verso Technologies, Inc. (formerly Eltrax Systems, Inc.) and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Sulcus Hospitality Technologies Corp. ("Sulcus") consummated on March 26, 1999 in a transaction accounted for as a pooling of interest, as described in Note 1 to the consolidated financial statements. We did not audit the financial statements of Sulcus, which reflected total revenues of $60,393,000 for the year ended December 31, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Sulcus, is based on the report of the other auditors. We conducted out audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Detroit, Michigan
February 28, 2000, except for discontinued operations reclassifications and revisions, the date for which is July 19, 2000

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
Sulcus Hospitality Technologies Corp.

     We have audited the consolidated statements of operations, stockholders' equity and cash flows of Sulcus Hospitality Technologies Corp. for the year ended December 31, 1998 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                            VERSO TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                          COMMON STOCK         ADDITIONAL       TREASURY STOCK
                                      ---------------------     PAID-IN      --------------------    ACCUMULATED      DEFERRED
                                        SHARES      AMOUNT      CAPITAL       SHARES     AMOUNT        DEFICIT      COMPENSATION
                                      ----------   --------   ------------   --------   ---------   -------------   ------------
BALANCES, DECEMBER 31, 1997.........  20,229,155   $202,293   $ 65,986,222         --   $      --   $ (32,712,255)  $        --
Net loss............................          --         --             --         --          --      (6,483,450)           --
Exercise of stock warrants..........   1,716,667     17,167      7,357,833         --          --              --            --
Warrants issued in exchange for
 services...........................          --         --         30,000         --          --              --            --
Issuance of stock...................   1,423,614     14,235        158,788         --          --              --            --
Treasury stock purchases............          --         --             --   (144,273)   (387,221)             --            --
Issuance of common stock in Encore
 acquisition........................     465,000      4,650      2,134,350         --          --              --            --
                                      ----------   --------   ------------   --------   ---------   -------------   -----------
BALANCES, DECEMBER 31, 1998.........  23,834,436   $238,345   $ 75,667,193   (144,273)  $(387,221)  $ (39,195,705)  $        --
Net loss............................          --         --             --         --          --      (9,838,099)           --
Issuance of stock...................     119,829      1,200        380,305         --          --              --            --
Retirement of treasury stock........    (144,273)    (1,443)      (385,778)   144,273     387,221              --            --
Warrants issued in exchange for
 services...........................          --         --         24,000         --          --              --            --
Payment in lieu of issuance of
 fractional shares..................      (1,577)       (16)        (6,884)        --          --              --            --
                                      ----------   --------   ------------   --------   ---------   -------------   -----------
BALANCES, DECEMBER 31, 1999.........  23,808,415   $238,086   $ 75,678,836         --   $      --   $ (49,033,804)  $        --
Net loss............................          --         --             --         --          --     (55,482,234)           --
Issuance of common stock and
 replacement awards of common stock
 warrants and options in Cereus
 acquisition........................  21,866,600    218,666    149,102,643         --          --              --    (6,885,009)
Issuance of common stock and common
 stock warrants in MessageClick
 acquisition........................   1,405,923     14,059      3,529,735         --          --              --            --
Amortization of deferred
 compensation.......................          --         --             --         --          --              --       608,061
Exercise of stock options...........   1,005,596     10,055      3,391,625         --          --              --            --
Issuance of stock through Employee
 Stock Purchase Plan................      60,355        604        297,586         --          --              --            --
Issuance of shares in private
 placement, net of associated
 fees...............................   1,374,532     13,745     13,990,669         --          --              --            --
Warrants issued in conjunction with
 convertible debentures.............          --         --      2,378,212         --          --              --            --
Shares issued in exchange for
 services...........................      88,712        887        349,113         --          --              --            --
Warrants issued in exchange for
 services...........................          --         --         65,283         --          --              --            --
Issuance of common stock and
 compensatory options in
 reorganization.....................       5,000         50        556,177         --          --              --            --
                                      ----------   --------   ------------   --------   ---------   -------------   -----------
BALANCES, DECEMBER 31, 2000.........  49,615,133   $496,152   $249,339,879         --   $      --   $(104,516,038)  $(6,276,948)
                                      ==========   ========   ============   ========   =========   =============   ===========


                                         TOTAL
                                      ------------
BALANCES, DECEMBER 31, 1997.........  $ 33,476,260
Net loss............................    (6,483,450)
Exercise of stock warrants..........     7,375,000
Warrants issued in exchange for
 services...........................        30,000
Issuance of stock...................       173,023
Treasury stock purchases............      (387,221)
Issuance of common stock in Encore
 acquisition........................     2,139,000
                                      ------------
BALANCES, DECEMBER 31, 1998.........  $ 36,322,612
Net loss............................    (9,838,099)
Issuance of stock...................       381,505
Retirement of treasury stock........            --
Warrants issued in exchange for
 services...........................        24,000
Payment in lieu of issuance of
 fractional shares..................        (6,900)
                                      ------------
BALANCES, DECEMBER 31, 1999.........    26,883,118
Net loss............................   (55,482,234)
Issuance of common stock and
 replacement awards of common stock
 warrants and options in Cereus
 acquisition........................   142,436,300
Issuance of common stock and common
 stock warrants in MessageClick
 acquisition........................     3,543,794
Amortization of deferred
 compensation.......................       608,061
Exercise of stock options...........     3,401,680
Issuance of stock through Employee
 Stock Purchase Plan................       298,190
Issuance of shares in private
 placement, net of associated
 fees...............................    14,004,414
Warrants issued in conjunction with
 convertible debentures.............     2,378,212
Shares issued in exchange for
 services...........................       350,000
Warrants issued in exchange for
 services...........................        65,283
Issuance of common stock and
 compensatory options in
 reorganization.....................       556,227
                                      ------------
BALANCES, DECEMBER 31, 2000.........  $139,043,045
                                      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                  2000          1999           1998
                                                              ------------   -----------   ------------
OPERATING ACTIVITIES:
Continuing operations:
  Net loss from continuing operations.......................  $(40,534,621)  $(5,884,457)  $ (1,764,492)
  Adjustments to reconcile net loss from continuing
    operations to net cash used in continuing operating
    activities:
    Amortization of intangibles.............................    11,549,144     1,403,766        647,327
    Depreciation............................................     1,872,891       572,283        431,100
    Loss on asset abandonment...............................     1,978,402            --             --
    Amortization of deferred compensation...................       608,061            --             --
    Deferred tax provision..................................            --            --      2,100,000
    Provision for doubtful accounts.........................     2,464,000     3,568,000      1,639,000
    Inventory valuation reserve.............................       800,000            --             --
    Amortization of loan fees and discount on convertible
      subordinated debentures...............................       537,542            --             --
    Other...................................................            --        24,000         20,721
    Changes in current operating items:.....................            --            --             --
      Accounts receivable, net..............................     1,967,381   (13,752,780)       822,982
      Inventories, net......................................    (1,028,681)      830,194      2,408,616
      Other current assets..................................      (350,989)      439,495       (169,262)
      Accounts payable......................................    (9,172,199)    5,717,082     (2,788,796)
      Accrued compensation..................................       878,705     1,474,740       (519,322)
      Accrued expenses......................................    (2,059,299)    1,536,898     (1,628,681)
      Unearned revenue and customer deposits................      (608,910)    3,046,066     (1,201,308)
                                                              ------------   -----------   ------------
         Net cash used in continuing operating activities...   (31,098,573)   (1,024,713)        (2,115)
                                                              ------------   -----------   ------------
Discontinued operations:
  Loss from discontinued operations.........................   (14,947,613)   (3,953,642)    (4,718,958)
  Estimated loss on disposal of discontinued operations.....    11,000,000            --             --
  Adjustment to reconcile loss from discontinued operations
    to net cash (used in) provided by discontinued operating
    activities..............................................    (1,591,333)    4,398,491      6,523,087
                                                              ------------   -----------   ------------
         Net cash (used in) provided by discontinued
           operating activities.............................    (5,538,946)      444,849      1,804,129
                                                              ------------   -----------   ------------
         Net cash (used in) provided by operating
           activities.......................................   (36,637,519)     (579,864)     1,802,014
                                                              ------------   -----------   ------------
INVESTING ACTIVITIES:
Continuing operations:
  Net cash used in investing activities for continuing
    operations --
  Purchases of property and equipment, net..................    (7,143,443)   (2,968,273)      (599,818)
  Purchase of Encore Systems................................            --            --     (8,266,021)
  Purchase of Cereus Technology Partners, Inc...............    (1,888,309)           --             --
  Advance to MessageClick, Inc. prior to purchase...........      (300,000)           --             --
  Purchase of MessageClick, Inc.............................      (137,406)           --             --
                                                              ------------   -----------   ------------
         Net cash used in investing activities for
           continuing operations............................    (9,469,158)   (2,968,273)    (8,865,839)
Discontinued operations:
  Software development costs capitalized, net...............    (2,296,746)   (2,078,734)    (1,741,848)
  Purchases of property and equipment, net..................       (87,011)   (1,379,180)    (1,540,819)
  Net proceeds from sale of discontinued operations.........     8,566,079            --             --
                                                              ------------   -----------   ------------
         Net cash provided by (used in) investing activities
           for discontinued operations......................     6,182,322    (3,457,914)    (3,282,667)
                                                              ------------   -----------   ------------
         Net cash used in investing activities..............    (3,286,836)   (6,426,187)   (12,148,506)
                                                              ------------   -----------   ------------
         Net cash used in operating and investing
           activities, carried forward......................   (39,924,355)   (7,006,051)   (10,346,492)
                                                              ------------   -----------   ------------

                            VERSO TECHNOLOGIES, INC.

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                  2000          1999           1998
                                                              ------------   -----------   ------------
Net cash used in operating and investing activities, carried
  forward...................................................   (39,924,355)   (7,006,051)   (10,346,492)
FINANCING ACTIVITIES:
Continuing operations:
  Payments on long-term debt................................      (373,158)   (2,140,115)      (608,218)
  (Payments) borrowings on credit line, net.................    (9,654,106)    2,324,725     (2,046,326)
  Proceeds from term loan...................................            --            --      4,000,000
  Proceeds from issuance of convertible subordinated
    debenture, net..........................................    11,345,643            --             --
  Advance from Cereus Technology Partners, Inc. prior to
    merger..................................................    10,170,421            --             --
  Proceeds from issuances of common stock, net..............    17,704,284       381,505      7,548,023
  Retirement of treasury stock..............................            --            --       (387,221)
  Payments issued in lieu of fractional shares..............            --        (6,900)            --
                                                              ------------   -----------   ------------
         Net cash provided by financing activities for
           continuing operations............................    29,193,084       559,215      8,506,258
                                                              ------------   -----------   ------------
Discontinued operations:
  Net cash used in financing activities for discontinued
    operations --
    Payments on long-term debt..............................      (120,000)     (180,000)      (180,000)
                                                              ------------   -----------   ------------
    Net cash provided by financing activities...............    29,073,084       379,215      8,326,258
                                                              ------------   -----------   ------------
    Decrease in cash and cash equivalents...................   (10,851,271)   (6,626,836)    (2,020,234)
CASH AND CASH EQUIVALENTS:
Beginning of period.........................................       613,294     7,240,130      9,260,364
Cash acquired in purchase of Cereus Technology Partners,
  Inc.......................................................    21,215,184            --             --
Cash acquired in purchase of MessageClick, Inc..............       177,570            --             --
                                                              ------------   -----------   ------------
End of period...............................................  $ 11,154,777   $   613,294   $  7,240,130
                                                              ============   ===========   ============
CASH AND CASH EQUIVALENTS:
  Continuing operations.....................................  $ 10,958,815   $        --   $  6,082,438
  Discontinued operations...................................       195,962       613,294      1,157,692
                                                              ------------   -----------   ------------
         Total cash and cash equivalents....................  $ 11,154,777   $   613,294   $  7,240,130
                                                              ============   ===========   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments during the year for:
  Interest..................................................  $  1,108,223   $   743,035   $    541,137
                                                              ============   ===========   ============
  Income taxes..............................................  $    289,396   $   463,685   $    307,703
                                                              ============   ===========   ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock consideration for acquisitions:
    MessageClick, Inc. -- issuance of 1,405,923 shares and
      181,901 common stock warrants.........................  $  3,543,794   $        --   $         --
    Cereus Technology Partners, Inc. -- issuance of
      21,866,600 shares and assumption of 19,571,192 common
      stock warrants and 1,376,708 stock options............   142,436,300            --             --
    Encore Systems -- issuance of 465,000 shares............            --            --      2,139,000
  Common stock and compensatory options issued in
    reorganization..........................................       556,227            --             --
  Issuance of warrants in exchange for services.............        65,283        24,000         30,000
  Issuance of common stock in exchange for services.........       350,000         4,965         26,000
  Assets acquired and liabilities assumed in conjunction
    with business acquisitions:
    Fair value of assets acquired, excluding cash...........  $  8,828,275   $        --   $ 14,709,090
    Consideration paid......................................     2,025,715            --     11,005,013
                                                              ------------   -----------   ------------
         Liabilities assumed................................  $  6,802,560   $        --   $  3,704,077
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

                            VERSO TECHNOLOGIES, INC.

  Credit, Customer and Vendor Concentrations

     The Company's accounts receivable potentially subjects the Company to credit risk, as collateral is generally not required. As of December 31, 2000, one customer accounted for more than 10%, totaling $2.1 million, of the gross accounts receivable. During the year ended December 31, 2000, one customer accounted for more than 10%, totaling $8.6 million, of total revenue and one vendor accounted for more than 10%, totaling $10.9 million, of total cost of revenue.

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
                                                              =======   ======

     Purchased software represents the cost of purchased integration software tools and the cost of internal use software acquired in connection with business combinations. It also includes the cost of licenses to use, embed and sell software tools developed by others. These costs are being amortized ratably based on the projected revenue associated with these purchased or licensed tools and products or the straight-line method over three years, whichever method results in a higher level of annual amortization. Amortization expense related to purchased software amounted to approximately $550,000, $7,000 and $0 in 2000, 1999 and 1998, respectively. During 2000, the Company decided to replace certain internal use software and recorded a loss on asset abandonment of approximately $2.0 million. Accumulated amortization related to purchased software totaled approximately $148,000 and $7,000 at December 31, 2000 and 1999, respectively.

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

                            VERSO TECHNOLOGIES, INC.

  Long-Lived Assets and Long-Lived Assets to be Disposed Of

     The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  Intangibles

     Intangible assets represent the excess of cost over the fair value of net tangible assets acquired and purchased customer lists. These assets are generally being amortized on a straight-line basis over estimated useful lives of three years. Intangibles are evaluated for potential impairment of value whenever events or changes in circumstances indicate that full asset recoverability is questionable. The determinates used for this evaluation of potential impairment include management's estimate of the asset's continuing ability to generate positive income from current operations, anticipated future operating results measured on the basis of undiscounted cash flows, as well as the strategic significance of the intangible to the Company's business objectives. The amount of intangible impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average costs of funds.

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

                            VERSO TECHNOLOGIES, INC.

     Cash and cash equivalents, accounts receivable, inventories, accrued expenses, deferred revenues: The carrying amounts reported in the balance sheet approximates their fair value.

     Short- and long-term debt: The carrying amount of the Company's borrowings under floating rate debt approximates its fair value. The carrying amount of convertible subordinated debentures approximates their fair value. The convertible debentures were issued in a private placement and, therefore, no market is readily available; however, they were issued recently in arm's-length transactions which approximates the fair value.

     At December 31, 2000 and 1999, the carrying amounts of all financial instruments approximate their fair values.

  Revenue

     The Company recognizes revenue from two primary sources, product sales (hardware and software licenses) and services. Revenue from software licensing and support fees is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions." Accordingly, the Company recognizes software license revenue when: (1) persuasive evidence of an arrangement exists;
(2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

     SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on the evidence that is specific to the vendor. License revenue allocated to software products generally is recognized upon delivery of the products or deferred and recognized in future periods to the extent that an arrangement includes one or more elements to be delivered at a future date and for which fair values have not been established. Revenue allocated to maintenance is recognized ratably over the maintenance term, which is typically 12 months, and revenue allocated to training and other service elements, such as implementation and training, are recognized as the services are performed.

     Under SOP No. 98-9, if evidence of fair value does not exist for all elements of a license agreement and post-contract customer support is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue from hosted software agreements are recognized ratably over the term of the hosting arrangements, which is typically 12 months.

     Amounts that have been received in cash or billed but that do not yet qualify for revenue recognition are reflected as deferred revenues.

  Stock-Based Compensation Plan

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense to be recognized over the related vesting period is generally determined on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123, "Accounting for Stock-Based Compensation," permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma income
(loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS 123.

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
                                                           =========   =======   =======

  Comprehensive Income (Loss)

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. No statement of comprehensive loss has been included in the accompanying financial statements for the three year period ended December 31, 2000 since comprehensive loss and net loss presented in the accompanying statement of operations would be the same.

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

  New Accounting Pronouncements

     In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in September 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 138 is effective for the Company beginning January 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair

                            VERSO TECHNOLOGIES, INC.

value of assets, liabilities or firm commitments: hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. To date, the Company has not invested in derivative instruments nor participated in hedging activities and, therefore, there will be no impact on the results of operations or financial position from Statements No. 133 or No. 138.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), and amended it in March and June 2000. The Company adopted the provisions of SAB 101 in the fourth quarter of 2000 which did not have a significant impact on its consolidated financial statements.

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

     Prior to the Company's mergers with Cereus (as described below) and MessageClick, Cereus purchased 3,000,000 shares of MessageClick's Series E Preferred Stock for an aggregate purchase price of $1,500,000. In addition, in November 2000, the Company loaned MessageClick $300,000 pursuant to a 90-day promissory note.

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

  Allocation of MessageClick and Cereus Purchase Price

                                                              MESSAGECLICK     CEREUS
                                                              ------------   -----------
Cash........................................................      177,570     21,215,184
Other current assets........................................      192,405      3,935,702
Furniture and fixtures......................................    1,272,992        445,172
Intangibles.................................................    9,874,069    113,046,450
Current liabilities.........................................   (7,330,833)    (4,511,047)
                                                               ----------    -----------
Purchase consideration......................................    4,186,203    134,131,461
                                                               ==========    ===========

  Pro Forma Effect of MessageClick and Cereus Purchases

     The following unaudited pro forma information presents the results of continuing operations of the Company as if the acquisitions above had taken place on January 1, 1999, excluding loss on asset abandonment of $2.0 million in 2000, reorganization costs of $1.5 million and $462,000, in 2000 and 1999 respectively, and transaction costs of $251,000 in 1999 (in thousands, except per share amounts):

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

  Encore Systems, Inc.

     Effective September 1, 1998, the Company acquired Encore Systems, Inc., Global Systems and Support, Inc., and Five Star Systems, Inc. (collectively, "Encore"). Encore provides software and services primarily to the hospitality industry. The Company paid the shareholders of Encore cash of $8.5 million and issued to them 465,000 unregistered shares of the Company's common stock. The total consideration paid was approximately $11.0 million including transaction costs. The common stock was valued at $4.60 a share, representing the market value of the shares upon announcement of the transaction.

     The transaction was accounted for as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. Intangibles resulting from the transaction were approximately $12.3 million, allocated as follows: $4.0 million to software products acquired, $2.0 million to the installed customer base and workforce with the remainder of $6.3 million to goodwill.

     During 2000, the Company disposed of all but the ongoing maintenance services of Encore and reclassified the net assets and operating results of the software portion of Encore as discontinued operations.

                            VERSO TECHNOLOGIES, INC.

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

     The estimated loss recorded during the year ended December 31, 2000, on the sale of HSG was $11.0 million, which included a reduction in asset values of approximately $4.3 million and a provision for anticipated closing costs and operating losses until disposal of approximately $6.7 million.

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
                                                              =======   ========

5. FINANCING ARRANGEMENTS

     In March 2000, the Company obtained a $20.0 million revolving credit agreement (the "Credit Agreement") with PNC Bank, National Association (the "Bank"). The Credit Agreement is secured by substantially all of the assets of the Company. The Credit Agreement was amended in March 2001, in connection with the sale of HSG, to reduce the availability of funds to $10.0 million and adjust certain covenants. Interest is computed at .5% above the Bank's Base Rate (10% at December 31, 2000). As amended, the Credit Agreement provides for up to $3,000,000 in letters of credit. Advances are limited by a formula based on eligible receivables, certain cash balances, outstanding letters of credit and certain subjective limitations. Interest payments are due monthly, and the Credit Agreement, as amended, expires March 2003. The Credit Agreement, as amended, includes fees of 3% on outstanding letters of credit and .25% on unused available borrowings. The Company paid certain loan fees and attorney's fees totaling approximately $185,000

                            VERSO TECHNOLOGIES, INC.

in connection with the Credit Agreement, which fees are being amortized to interest expense over the term of the Credit Agreement, as amended.

     The Company had no borrowings under the Credit Agreement, as amended, as of December 31, 2000. The availability under the Credit Agreement, as amended, at December 31, 2000, was approximately $6.0 million. Under the terms of the Credit Agreement, as amended, the Company is required to meet increasing quarterly cash flow requirements, cannot declare dividends or incur any additional indebtedness and has annual capital expenditure limits. The Company was in compliance with these covenants as of December 31, 2000.

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

     In January 2001, the Company modified the terms of its 5% convertible subordinated debentures. According to the modified terms of the agreement, the Company repurchased $4.5 million of the outstanding $7.0 million of its 5% convertible subordinated debentures. Of the remaining $2.5 million in outstanding 5% convertible subordinated debentures, $1.5 million were converted by the investors into the Company's common stock at a price of $1.40 per share. The remaining balance of $1.0 million is convertible at $1.19 per share. The Company may re-borrow up to $3.5 million at its option, subject to the satisfaction of certain conditions, through the issuance of new 5% convertible debentures, which will have a fixed conversion price determined at the time of issuance. In connection with this modification, the Company issued warrants to purchase 945,000 shares of the Company's common stock at an exercise price of $2.00 per share. The fair value of the warrants issued, totaled approximately $977,000, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility -- 88%; expected life -- five years; risk-free interest rate -- 5.5%; and expected dividend yield -- 0%. The total cost of conversion, including the warrants issued, totaled $1.6 million. The remaining debentures are due on October 5, 2001.

                            VERSO TECHNOLOGIES, INC.

     The cost of conversion consisted of the following:

Fair value of warrants issued...............................  $  976,666
Write off of related discount...............................     365,307
Write off of related loan fees..............................     165,390
Beneficial conversion.......................................     107,485
Legal and other costs.......................................      25,000
                                                              ----------
                                                              $1,639,848
                                                              ==========

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

                            VERSO TECHNOLOGIES, INC.

  Stock Warrants

     In connection with various financing and acquisition transactions, and related services provided to the Company, the Company has issued warrants to purchase the Company's common stock. During 2000, the Company issued 364,584 warrants in connection with its 5% convertible subordinated debentures and 1,000,000 in connection with its 7.5% convertible subordinated debentures. In addition, warrants issued by Cereus to purchase Cereus common stock were assumed by the Company and converted at a rate of 1.75 shares of the Company's common stock per share of Cereus common stock at the time of the Company's merger with Cereus. These warrants, after conversion, totaled 13,131,192 and were issued to employees and non-employees related to financing transactions of Cereus. The fair value of these warrants at the time of merger, estimated to be $17.5 million using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility -- 88%; expected life -- five years; risk-free interest rate -- 5.5%; and expected dividend yield -- 0%, is included in the cost of the acquisition. A summary of warrants outstanding at December 31, 2000, is as follows:

                              NUMBER OF       EXERCISE
        YEAR ISSUED            WARRANTS        PRICE                 EXPIRATION DATE
        -----------           ----------   --------------   ----------------------------------
Year ended December 31,          275,000   $5.25 --  6.00   September 2001 -- October 2006
  1996......................
Year ended December 31,          265,000   $5.00 --  6.00   January 2002 -- September 2002
  1997......................
Year ended December 31,          142,625   $2.14 --  2.37   December 2001 -- November 2004
  1999......................
Year ended December 31,       14,549,584   $0.01 -- 10.14   April 2002 -- September 2005
  2000......................
                              ----------
                              15,232,209
                              ==========

     As of December 31, 2000, all of the warrants are vested.

     In 1998, warrants for 1,716,667 shares were exercised, including 1,050,000 shares related to a Private Placement. The proceeds in 1998 from warrant exercises were $7.4 million.

9. STOCK OPTION PLAN

     The Company has a stock option plan for employees, consultants, and other individual contributors to the Company which enables the Company to grant up to approximately 10,000,000 qualified and nonqualified incentive stock options (the "1999 Plan"). The Company adopted the 1999 Plan in the second quarter of 1999 and aggregated the Company's prior plans. The qualified options are to be granted at an exercise price not less than the fair market value at the date of grant. The nonqualified options are to be granted at an exercise price of not less than 85% of the fair market value at the date of grant. The aggregate number of shares of common stock that may be granted through awards under the 1999 Plan to any employee in any calendar year may not exceed 300,000 shares. The Company's compensation committee determines the period within which options may be exercised, but no option may be exercised more than ten years from the date of grant. The compensation committee also determines the period over which the options vest. Options are generally exercisable for ten years from the grant date and generally vest over a four year period from the date of grant.

     The 1999 Plan also provides for stock purchase authorizations and stock bonus awards. As of December 31, 2000, stock bonus awards totaling 5,000 have been granted under the 1999 Plan.

     Upon the acquisition of Cereus in September 2000, the Company assumed the Cereus Technology Partners, Inc. 1997 Stock Option Plan (the "Cereus Plan"), and the options outstanding. The options outstanding under the Cereus Plan were converted at a rate of 1.75 shares of the Company's common stock per share of Cereus common stock at the time of the merger and totaled 1,376,708. These options, at the time of merger, had an estimated fair value of $2.8 million using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility -- 88%; expected life -- five years; risk-free interest rate -- 5.5%; and expected dividend yield -- 0%, and are included in goodwill. Total options available

                            VERSO TECHNOLOGIES, INC.

for grant under the Cereus Plan as of December 31, 2000, were 4,001,220. The Company does not plan to issue any additional shares under the Cereus Plan.

     Total options available for grant under the 1999 Plan as of December 31, 2000, were 1,335,150.

     In connection with the merger with Cereus, the Company recorded deferred compensation of approximately $6.9 million for the aforementioned options granted by Cereus prior to the merger which were exchanged for the Company's options ("Replacement Awards"). The deferred compensation represents the unvested intrinsic value of the Replacement Awards and is accounted for in accordance with FASB Statement No. 44 "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25." The Company amortizes deferred compensation over four years, the vesting period of the options. The Company amortized to noncash compensation expense approximately $608,000 of the deferred compensation related to these option grants for the year ended December 31, 2000.

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

                            VERSO TECHNOLOGIES, INC.

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                     ASSUMPTION                       2000     1999         1998
                     ----------                       -----    -----    ------------
Expected Term.......................................   4.00     5.00        5.00
Expected Volatility.................................  91.00%   69.16%    30% -- 60%
Expected Dividend Yield.............................   0.00%    0.00%      0.00%
Risk-Free Interest Rate.............................   5.50%    5.53%   5.3% to 6.0%

     The following table summarizes information about employee stock options outstanding at December 31, 2000:

                    OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                  ------------------------                 ------------------------
                    NUMBER      WGTD. AVG.   WGTD. AVG.      NUMBER      WGTD. AVG.
   RANGE OF       OUTSTANDING    EXERCISE     REMAINING    EXERCISABLE    EXERCISE
EXERCISE PRICES   AT 12/31/00     PRICE      CONTR. LIFE   AT 12/31/00     PRICE
---------------   -----------   ----------   -----------   -----------   ----------
$0.38 to   2.14    4,533,975      $ 2.12        9.56        2,482,311      $ 2.11
 2.14 to   3.75    3,390,765        3.02        7.27          904,766        3.00
 3.81 to   4.14    2,061,788        4.05        8.87          409,665        3.86
 4.15 to   8.81    3,522,342        6.00        7.61        1,691,166        6.14
 8.81 to  18.00    1,090,500       10.83        9.52          182,192       12.72
---------------   ----------      ------        ----        ---------      ------
$0.38 to $18.00   14,599,370      $ 4.19        8.46        5,670,100      $ 3.92
===============   ==========      ======        ====        =========      ======

     Had the Company used the fair value-based method of accounting for its stock option and incentive plans and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, the net loss and net loss per common share would have been increased to the following pro forma amounts (in thousands, except for per share amounts):

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
Net Loss:
  As reported.......................................  $(55,482)   $ (9,838)   $(6,483)
  Pro forma.........................................   (59,466)    (11,139)    (9,389)
Net Loss per Common Share:
  As reported.......................................  $  (2.14)   $  (0.41)   $ (0.29)
  Pro forma.........................................     (2.30)      (0.47)     (0.41)

10. INCOME TAXES

     The significant components of income taxes, for continuing operations are as follows (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              2000      1999     1998
                                                              -----    ------    -----
Income Taxes:
  Currently Payable.........................................   $--     $(155)    $180
  Deferred..................................................   --         --       --
                                                               --      -----     ----
          Income Tax Expense................................   $--     $(155)    $180
                                                               ==      =====     ====

                            VERSO TECHNOLOGIES, INC.

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
                                                              =====    =====    =====

     Deferred income taxes are recognized to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Deferred tax assets and (liabilities):
  Net operating loss carryforwards..........................  $ 35,241   $  2,569
  Capital loss carryforwards................................       269        230
  Research and development credits..........................     1,248         15
  Unearned revenue..........................................     1,412      1,092
  Reserves..................................................     2,272      1,013
  Compensation accruals.....................................     1,335        637
  Discontinued Operations...................................     4,625     11,569
  Valuation allowance.......................................   (46,402)   (17,125)
                                                              --------   --------
          Net deferred tax asset............................  $     --   $     --
                                                              ========   ========

     The valuation allowance for deferred tax assets as of December 31, 2000, was approximately $46.4 million. The change of $29.3 million and $1.9 million in the total valuation allowance for 2000 and 1999, respectively, resulted primarily from increases in the above described temporary differences on which a valuation allowance was provided. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, Company management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, net of existing valuation allowances at December 31, 2000.

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

                            VERSO TECHNOLOGIES, INC.

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

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 VERSO TECHNOLOGIES, INC.

                                          By:     /s/ JULIET M. REISING
                                            ------------------------------------
                                                     Juliet M. Reising
                                                Executive Vice President and
                                                  Chief Financial Officer
                                                 (duly authorized signatory
                                                  and Principal Financial
                                                  and Accounting Officer)

Dated: October 11, 2001