Form 10-Q/A
period 2001-03-31
VERSO TECHNOLOGIES INC
filed 2001-10-12
CIK 797448

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1
                           (Amending Items 1 and 2)

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

                            VERSO TECHNOLOGIES, INC.
                                  FORM 10-Q/A
                                AMENDMENT NO. 1

                                      INDEX


Part I.  FINANCIAL INFORMATION

                                                                                                   Page No.
                                                                                                   --------
   Item 1.

            Condensed Consolidated Balance Sheets as of March 31, 2001 and
              December 31, 2000....................................................................   2

            Condensed Consolidated Statements of Operations for the three months
              ended March 31, 2001 and 2000........................................................   3

            Condensed Consolidated Statements of Cash Flows for the three months
              ended March 31, 2001 and 2000........................................................   4

            Notes to the Condensed Consolidated Financial Statements...............................   6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations..................................................................  13

   Signature Page..................................................................................  19

                               EXPLANATORY NOTE


This Report on Form 10-Q/A amends and restates in their entirety Items 1 and 2 of the Quarterly Report on Form 10-Q of Verso Technologies, Inc., a Minnesota corporation ("Verso" or the "Company"), for the quarter ended March 31, 2001.


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

5.       CONVERTIBLE SUBORDINATED DEBENTURES

                  In connection with the purchase of MessageClick, the Company issued to certain investors of MessageClick $4.5 million of its 7.5% convertible subordinated debentures. The debentures carry warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $7.39 per share. The debentures are convertible into the Company's common stock at a conversion price of $4.45. The convertible subordinated debentures are due November 22, 2005. The debentures have been discounted to reflect the fair value of the warrants issued, totaling approximately $1.4 million, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility -- 88%; expected life -- five years; risk-free interest rate -- 5.5%; and expected dividend yield -- 0%. The unamortized discount totaled approximately $1.3 million at March 31, 2001. In addition, the Company paid certain private placement fees and attorney's fees in connection with the sale of the debentures totaling $50,000. The fees are being amortized to interest expense over the term of the debentures.

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

                  In January 2001, the Company modified the terms of its 5% convertible subordinated debentures. According to the modified terms of the agreement, the Company repurchased $4.5 million of the outstanding $7.0 million of its 5% convertible subordinated debentures. Of the remaining $2.5 million in outstanding 5% convertible subordinated debentures, $1.5 million were converted by the investors into the Company's common stock at a price of $1.40 per share. The remaining $1.0 million of 5% convertible subordinated debentures (due October 5, 2001) is convertible at $1.19 per share. In April 2001, $500,000 of the Company's 5% convertible subordinated debentures were converted at $1.19 per share, see Note 6. The Company may re-borrow up to $3.5 million at its option, subject to the satisfaction of certain conditions, through the issuance of new 5% convertible debentures, which will have a fixed conversion price determined at the time of issuance. In connection with this modification, the Company issued warrants to purchase 945,378 shares of the Company's common stock at an exercise price of $2.00 per share. The fair value of the warrants issued, totaled approximately $977,000, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility -- 91%; expected life -- five years; risk-free interest rate -- 5.5%; and expected dividend yield -- 0%. The cost of conversion, including the warrants issued, totaled $1.6 million in the three months ended March 31, 2001.

         The cost of conversion consisted of the following:

                 Fair value of warrants issued .........   $  976,666
                 Write off of related discount .........      365,307
                 Write off of related loan fees ........      165,390
                 Beneficial conversion .................      107,485
                 Legal and other costs .................       25,000
                                                           ----------
                                                           $1,639,848
                                                           ==========

                            VERSO TECHNOLOGIES, INC.

                                 March 31, 2001

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

                            VERSO TECHNOLOGIES, INC.

                                 March 31, 2001

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

OVERVIEW

         Verso historically operated through two separate business units: the Technology Services Group ("TSG") and the Hospitality Services Group ("HSG"). On July 19, 2000, Verso's board of directors determined that TSG, while sustaining losses, represented the greatest opportunity for Verso. HSG was not generating profits and it was believed that the technology deployed through this group had been reaching maturity. In order to fund the growth opportunities believed to exist in TSG, the board of directors authorized the sale of HSG's operating units. Accordingly, HSG is reported as a discontinued operation and the consolidated financial statements have been reclassified to segregate the net assets and operating results of this business segment. During the year ended December 31, 2000, Verso recorded an estimated loss on disposal of discontinued operations of approximately $11.0 million, which included an estimate of future operating losses of $4.3 million, in connection with the anticipated disposal of HSG.

         In fiscal year 2000, Verso acquired two businesses in transactions accounted for as purchases. On September 29, 2000, Verso acquired Cereus Technology Partners, Inc. in a merger transaction, and on November 22, 2000, Verso acquired MessageClick, Inc. also in a merger transaction. Accordingly, the results of operations of Cereus and MessageClick are included in Verso's results of operations from their respective dates of acquisition. Verso pursued the merger with Cereus so that Verso would benefit from Cereus' financial resources and experienced management team. The consideration given to the merits of Cereus' services offerings was secondary in the transaction and the acquisition of those services did not alter the portfolio of services that Verso had already been providing nor did it change the target markets pursued by Verso. The merger with MessageClick provided Verso with a proprietary unified communications application focused on serving communication service providers, which Verso has identified as a target market.

         Verso's focus beginning in the latter part of the fourth quarter of 1999 through the second quarter of 2000 had been to create the infrastructure (establishing a headquarters, hiring additional personnel and implementing systems) and whatever other appropriate steps necessary to significantly grow revenue and move Verso into the Application Services Provider ("ASP") market. This focus resulted in Verso selling products (especially hardware) at very low margins and hiring a significant number of consultants (91 from January 2000 through June 2000) as well as ASP support personnel (50 from January 2000 through June 2000) in advance of the anticipated increase in professional services and ASP revenue that did not materialize. Given the fact that the revenues did not materialize, Verso decided to reduce its workforce. In the second quarter of 2000, Verso announced a reorganization and eliminated 100 positions held by employees. As a result of the reorganization, Verso recorded reorganization costs of $1.5 million in the second quarter of 2000. Verso expects the reduction in workforce, along with other cost reduction initiatives implemented, will result in approximately $12.0 million in annualized cash savings.

         In fiscal year 1999, Verso acquired Sulcus Hospitality Technologies Corp. ("Sulcus") (included in discontinued operations) and Windward Technology Group, Inc. in transactions accounted for as poolings-of-interests and relocated their headquarters to Atlanta, Georgia. The operations of Sulcus have been combined with other division's operations in Verso's Hospitality Services Group since March of 1999. The operations of Verso's Hospitality Services Group, including all of Sulcus, were subsequently reported as discontinued operations for the reasons previously discussed.

         Verso believes that the foregoing events significantly affect the comparability of Verso's results of operations from year to year. You should read the following discussion of Verso's results of operations and financial condition in conjunction with Verso's consolidated financial statements and related notes thereto included elsewhere in this joint proxy statement/prospectus.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2001 AND 2000

  Three Months Ended March 31, 2001 Compared to Three Months Ended March 31,
2000

     For the three months ended March 31, 2001, Verso's net loss totaled $18.0 million, or $.36 per share, compared with a net loss of $5.2 million, or $.22 per share, for the same period in 2000. The 2001 results included $11.1 million in goodwill amortization, $608,000 in amortization of deferred compensation primarily related to acquisitions during the third and fourth quarters of 2000 and an extraordinary item -- loss from debt conversion totaling $1.6 million. The 2000 results included $351,000 in goodwill amortization and a $1.2 million loss from discontinued operations.

  Continuing Operations

     For the three months ended March 31, 2001, Verso's net loss from continuing operations before extraordinary item totaled $16.4 million, or $.33 per share, compared with a net loss of $5.0 million, or $.17 per share, for the same period in 2000. The 2001 results included $11.1 million in goodwill amortization and $608,000 in amortization of deferred compensation primarily related to purchases during the third and fourth quarters of 2000. The 2000 results included $351,000 in goodwill amortization.

     Total revenue was $10.5 million in the three months ended March 31, 2001, reflecting a 41.8% decrease from the same period in 2000. Services revenue was $7.6 million in the three months ended March 31, 2000, reflecting a 3.2% increase from the same period in 2000. Products revenue was $2.9 million in the three months ended March 31, 2001, reflecting a 73.1% decrease from the same period in 2000. The modest increase in services revenue reflects the general softness in the technology sector during the first quarter of 2001. Gross profit decreased by $2.1 million in the three months ended March 31, 2001, and was 24.2% percent of revenue, compared with 25.6% of revenue in the same period in 2000. Hardware sales declined by $4.1 million due primarily to management's decision in the third quarter of 2000 to only resell hardware if the margins were above 20%. Software revenue declined by $3.7 million due to general economic conditions. The decrease in the gross profit percentage in the three months ended March 31, 2001, was attributable to lower margins in services offset by slightly higher margins in products. Lower gross profit in services was attributable to the negative margins from the ASP revenues, the revenue acquired with Cereus merger (Business Applications) and revenue acquired with MessageClick, the latter two affecting operating results beginning in the fourth quarter of 2000. The loss in gross profit in the first quarter of 2001 from these revenue services totaling $767,000 was $548,000 for the three months ended March 31, 2001. The higher margin in products was due to an emphasis on higher margin software sales in the three months ended March 31, 2001, and the decision by Verso not to pursue low margin hardware sales beginning in the third quarter of 2000. Hardware sales totaled $375,000 and $5.0 million in the three months ended March 31, 2001 and 2000, respectively.

     Total operating expenses incurred in continuing operations for the three months ended March 31, 2001, were $18.7 million, an increase of $10.1 million compared to the same period in 2000. The increase is primarily attributable to the following items: $444,000 increase in depreciation expense, $10.7 increase in goodwill amortization and amortization of deferred compensation of $608,000 offset by a decrease in sales, general and administrative expenses of $1.7 million. The decrease in sales, general and administrative expenses resulted from the reduced personnel costs as a result of the reorganization Verso announced in the second quarter of 2000, which eliminated duplicate or non-essential sales and administration positions. The increase in depreciation expense is related to the purchase of furniture and equipment of approximately $7.1 million during 2000 as well as the increased depreciation related to the assets acquired in the Cereus and MessageClick acquisitions. Approximately $9.6 million of the increase in goodwill amortization and $608,000 in amortization of deferred compensation related to the Cereus merger. As a percent of revenue, operating expenses from continuing operations were 80.4% during the three months ended March 31, 2001 (excluding the goodwill amortization and amortization of deferred compensation related to purchases during 2000), up from 47.4% in the same period in 2000.

  Discontinued Operations of HSG

     There was no loss or income from discontinued operations for the three months ended March 31, 2001, as these losses had been recorded on an estimated basis in 2000; loss from discontinued operations was $1.2 million for the same period in 2000. In December 2000, Verso completed the sale of its domestic lodging business and international hospitality business for aggregate proceeds of $10.0 million. Verso sold its restaurant solutions business for aggregate proceeds of $8.5 million in January 2001. Operating losses from discontinued operations totaled approximately $8.2 million for the year ended December 31, 2000. Loss on disposal of the assets of the discontinued operations totaled approximately $6.7 million. There are no material contingencies related to the disposal of the assets of the discontinued operations.

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

     At March 31, 2001, Verso had a positive working capital position (excess of current assets over current liabilities) of $8.9 million compared to a positive working capital position of $12.6 million at December 31, 2000. Verso's cash and cash equivalents totaled $8.5 million at March 31, 2001, and $11.0 million at December 31, 2000. Total long-term debt, including current portion, net of discount, was $4.2 million at March 31, 2001 and $9.5 million at December 31, 2000. There were no borrowings under Verso's $10.0 million credit facility with PNC Bank, National Association (the "PNC Facility") at March 31, 2001, or December 31, 2000.

  Cash Flow

     Cash used in Verso's continuing operations in the three months ended March 31, 2001, totaled approximately $5.0 million compared with cash used in continuing operations of $6.9 million in the same period in 2000. Verso's use of cash in continuing operations during the three months ended March 31, 2001, resulted primarily from a net loss of $18.0 million and was offset by non-cash charges totaling $14.9 million (including depreciation and amortization of $13.3 million and an extraordinary item -- loss on debt conversion of $1.6 million) and cash used by changes in current operating items of approximately $1.9 million.

     Cash used in Verso's discontinued operations in the three months ended March 31, 2001, totaled $572,000 compared with cash provided by discontinued operations of $407,000 in the same period in 2000.

     Verso used cash in investing activities for continuing operations in the three months ended March 31, 2001, of approximately $766,000, compared to $1.6 million in the same period in 2000. Verso only invested in property and equipment in the first quarter of 2001 and the first quarter of 2000. Cash provided by discontinued operations from investing activities totaled $8.2 million in the first quarter of 2001 compared with cash used by discontinued operations for investing activities of $896,000 in the same period in 2000. During the first quarter of 2001, Verso received net proceeds from sale of discontinued operations totaling $8.2 million for the sale of its restaurant solutions business. For discontinued operations, Verso spent approximately $809,000 on software development costs and approximately $87,000 on purchases of furniture and equipment during the first quarter of 2000.

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

     At March 31, 2001, Verso had no borrowings under its PNC Facility. The PNC Facility is secured by substantially all of the assets of Verso. The availability under the PNC Facility at March 31, 2001, was approximately $3.0 million.

     For 2001, Verso expects that its primary sources of cash will be from cash on hand, borrowings under the PNC Facility and other sources, including issuances of equity or debt securities, as well as cash from the Telemate.Net merger, which is expected to close in the third quarter of 2001. The PNC Facility, however, contains financial covenants and limitations on Verso's ability to access funds under the PNC Facility. If Verso is in violation of the PNC Facility, or does not have sufficient eligible accounts receivable to support the level of borrowings it may need, Verso may be unable to draw on the PNC Facility to the extent necessary. To the extent Verso does not have borrowing availability under the PNC Facility, Verso may be required to obtain additional sources of capital, sell assets, obtain an amendment to the PNC Facility or otherwise restructure its outstanding indebtedness. If Verso is unable to obtain additional capital, sell assets, obtain an amendment to the PNC Facility or otherwise restructure its outstanding indebtedness, Verso may not be able to meet its obligations. In addition, the completion of the Telemate.Net merger is not guaranteed, though Verso believes that the Telemate.Net merger will be completed in the third quarter of 2001. Verso believes it will have sufficient liquidity from these sources to meet its current financial obligations through 2001.

     Verso's short-term cash needs are to cover the operating losses, which are expected to continue until the end of the year, and to cover expenses related to the pending acquisition of NACT and the merger with Telemate.Net, both of which are expected to close in the third quarter of 2001. We expect to use our cash on hand, borrowings under the PNC facility and the Telemate.Net available cash for our short-term cash needs.

     Verso's long-term cash needs are related to the costs of growing its current business as well as that of the businesses to be acquired, including capital expenditures and working capital. These cash needs will be primarily met through borrowings under the PNC facility and issuances of equity or debt securities.

  Goodwill

     Verso continually assesses the recoverability of its intangible goodwill assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting Verso's average costs of funds. The assessment of the recoverability of previously recorded goodwill related to the merger of Cereus and the acquisition of MessageClick will be impacted based on Verso's future strategic business direction and if estimated future operating cash flows for previously acquired operations are not achieved.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VERSO TECHNOLOGIES, INC.




Date: October 11, 2001     /s/ Juliet M. Reising
                              --------------------------------------------------
                              Executive Vice President and Chief Financial
                              Officer (duly authorized signatory and
                              Principal Financial and Accounting Officer)