Form 10-Q/A
period 2001-06-30
VERSO TECHNOLOGIES INC
filed 2001-10-12
CIK 797448

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

                               (Amending Item 1)

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

                            VERSO TECHNOLOGIES, INC.
                                  FORM 10-Q/A
                                AMENDMENT NO. 1

                                      INDEX


                                                                                       Page No.
                                                                                       --------
Part I. FINANCIAL INFORMATION
   Item 1.

         Condensed Consolidated Balance Sheets as of June 30, 2001 and
          December 31, 2000.......................................................         2

         Condensed Consolidated Statements of Operations for the three months
          and for the six months ended June 30, 2001 and 2000.....................         3

         Condensed Consolidated Statements of Cash Flows for the six months
          ended June 30, 2001 and 2000............................................         4

         Notes to the Condensed Consolidated Financial Statements.................         6

   Signature Page.................................................................        15

                                EXPLANATORY NOTE

This Report on Form 10-Q/A amends and restates in its entirety Item 1 of the Quarterly Report on Form 10-Q of Verso Technologies, Inc., a Minnesota corporation ("Verso" or the "Company"), for the quarter ended June 30, 2001.


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


         The cost of conversion consisted of the following:

                 Fair value of warrants issued .......... $  976,666
                 Write off of related discount ..........    365,307
                 Write off of related loan fees .........    165,390
                 Beneficial conversion ..................    107,485
                 Legal and other costs ..................     25,000
                                                          ----------
                                                          $1,639,848
                                                          ==========

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

         According to the terms of the definitive merger agreement with Telemate.Net, on July 27, 2001, Telemate.Net purchased $15 million of a new series of Verso preferred stock. This purchase was contingent upon Verso's successful negotiation of a transaction to acquire NACT.
         The preferred stock maintains a redemption feature which allows Telemate.Net to redeem all outstanding preferred stock for cash in the amount of $15 million plus an additional premium of $3.75 million on or anytime after January 1, 2002. As execution of the redemption feature is not considered probable based on current merger activities with Telemate.Net, the Company does not anticipate accreting the premium redemption value in future periods.

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