Form 10-Q
period 2001-09-30
VERSO TECHNOLOGIES INC
filed 2001-11-14
CIK 797448

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001

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

Yes [X]  No [ ].

Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of November 12, 2001: 51,748,415.

                            VERSO TECHNOLOGIES, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                           Page No.
                                                                                           --------
Part I. FINANCIAL INFORMATION

   Item 1

           Condensed Consolidated Balance Sheets as of September 30, 2001 and
              December 31, 2000 .....................................................         2

           Condensed Consolidated Statements of Operations for the three months
              and for the nine months ended September 30, 2001 and 2000 .............         3

            Condensed Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2001 and 2000 ....................................         4

            Notes to the Condensed Consolidated Financial Statements ................         6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations ...................................................        19

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..............        31

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings .......................................................        32

   Item 6.  Exhibits and Reports on Form 8-K ........................................        32

   Signature Page ...................................................................        34

   Exhibit Index ....................................................................        35

                                  PART I-ITEM 1: FINANCIAL STATEMENTS

                                        VERSO TECHNOLOGIES, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)
                                   (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           SEPTEMBER 30,       DECEMBER 31,
                                                                                               2001                2000
                                                                                           -------------       ------------
ASSETS:
Current assets:
      Cash and cash equivalents                                                              $   2,903            $  10,959
      Trade accounts and notes receivable, net                                                   7,488               15,204
      Inventories                                                                                3,148                1,162
      Other current assets                                                                       2,806                2,886
      Net assets of discontinued operations                                                         --                7,066
                                                                                             ---------            ---------

          Total current assets                                                                  16,345               37,277

Property and equipment, net                                                                      7,627                9,045
Intangibles, net                                                                                28,306              120,541
                                                                                             ---------            ---------

            Total assets                                                                     $  52,278            $ 166,863
                                                                                             =========            =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Current portion of convertible subordinated debentures, net of discount                $      --            $   6,348
      Deferred payment due for the purchase of NACT                                              5,340                   --
      Accounts payable                                                                           1,323                6,557
      Accrued compensation                                                                       2,018                2,829
      Accrued expenses                                                                           9,111                5,217
      Unearned revenue and customer deposits                                                     6,550                3,716
                                                                                             ---------            ---------

          Total current liabilities                                                             24,342               24,667

Convertible subordinated debentures, net of current portion and discount                         3,359                3,153
                                                                                             ---------            ---------

          Total liabilities                                                                     27,701               27,820
                                                                                             ---------            ---------

Redeemable preferred stock, Series B, no par value, with a redemption and liquidation value of $20 per share through December 31, 2001, $25 per share
      thereafter; 750,000 shares authorized; 750,000 shares issued and outstanding              15,000                   --

Shareholders' equity:
      Common stock, $.01 par value, 100,000,000 shares authorized;
          51,748,415 and 49,615,133 shares issued and outstanding                                  517                  496
      Additional paid-in capital                                                               253,722              249,340
      Accumulated deficit                                                                     (241,130)            (104,516)
      Deferred compensation                                                                     (3,518)              (6,277)
      Accumulated other comprehensive loss - foreign currency translation                          (14)                  --
                                                                                             ---------            ---------

          Total shareholders' equity                                                             9,577              139,043
                                                                                             ---------            ---------

            Total liabilities, redeemable preferred stock  and shareholders' equity          $  52,278            $ 166,863
                                                                                             =========            =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except share data)

                                                                    FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                                      ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                   2001             2000             2001              2000
                                                                ------------     ------------     ------------     ------------
Revenue:
  Services                                                      $      5,059     $      8,267     $     19,150     $     24,728
  Products                                                             4,916            7,808           10,232           27,145
                                                                ------------     ------------     ------------     ------------
    Total revenue                                                      9,975           16,075           29,382           51,873

Cost of revenue:
  Services                                                             4,045            6,544           15,038           18,440
  Products                                                             1,976            6,176            6,329           23,777
                                                                ------------     ------------     ------------     ------------
    Total cost of revenue                                              6,021           12,720           21,367           42,217

Gross profit:
  Services                                                             1,014            1,723            4,112            6,288
  Products                                                             2,940            1,632            3,903            3,368
                                                                ------------     ------------     ------------     ------------
    Gross profit                                                       3,954            3,355            8,015            9,656

Operating expenses:

  Sales, general and administrative                                    5,555            7,488           17,374           27,636
  Research and development                                               904               --            1,396               --
  Depreciation                                                           648              438            1,984            1,185
  Amortization of intangibles                                          1,762              351           23,876            1,053
  Loss on asset abandonment                                               --            1,177               --            1,219
  Write-down of goodwill                                                  --               --           85,000               --
  Reorganization costs                                                 6,500               --           10,250            1,500
  Amortization of deferred compensation                                  501               --            1,717               --
                                                                ------------     ------------     ------------     ------------

    Total operating expenses                                          15,870            9,454          141,597           32,593
                                                                ------------     ------------     ------------     ------------
       Operating loss from continuing operations                     (11,916)          (6,099)        (133,582)         (22,937)

Interest expense, net                                                    489              545              892              833
                                                                ------------     ------------     ------------     ------------

      Loss from continuing operations before income taxes
        and extraordinary item                                       (12,405)          (6,644)        (134,474)         (23,770)

Income taxes                                                              --               --               --               --
                                                                ------------     ------------     ------------     ------------

      Loss from continuing operations before
        extraordinary item                                           (12,405)          (6,644)        (134,474)         (23,770)
                                                                ------------     ------------     ------------     ------------

Discontinued operations:

  Loss from discontinued operations, net of income taxes                  --               --               --           (3,948)

  Loss on disposal of discontinued operations, net
    of income taxes                                                     (500)              --             (500)         (10,500)
                                                                ------------     ------------     ------------     ------------

      Total discontinued operations, net of income taxes                (500)              --             (500)         (14,448)
                                                                ------------     ------------     ------------     ------------

       Loss before extraordinary item                                (12,905)          (6,644)        (134,974)         (38,218)

Extraordinary item - loss from debt conversion                            --               --            1,640               --
                                                                ------------     ------------     ------------     ------------

        Net loss                                                $    (12,905)    $     (6,644)    $   (136,614)    $    (38,218)
                                                                ============     ============     ============     ============

Net loss per common share - basic and diluted:

  Loss from continuing operations before extraordinary
    item                                                        $      (0.24)    $      (0.25)    $      (2.63)    $      (0.94)
  Loss from discontinued operations                                       --               --               --            (0.15)
  Loss on disposal of discontinued operations                          (0.01)              --            (0.01)           (0.42)
                                                                ------------     ------------     ------------     ------------
  Loss before extraordinary item                                       (0.25)           (0.25)           (2.64)           (1.51)
  Extraordinary item - loss from debt conversion                          --               --            (0.03)              --
                                                                ------------     ------------     ------------     ------------

Net loss per common share- basic and diluted                    $      (0.25)    $      (0.25)    $      (2.67)    $      (1.51)
                                                                ============     ============     ============     ============

Weighted average shares outstanding - basic and diluted           51,633,654       26,543,554       51,100,782       25,282,722
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

                            VERSO TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                   FOR THE NINE MONTHS
                                                                                                   ENDED SEPTEMBER 30,
                                                                                                2001                 2000
                                                                                              ---------            ---------
Operating Activities:

      Continuing operations:
          Net loss from continuing operations                                                 $(136,114)           $ (23,770)
          Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
                Extraordinary item - loss on debt conversion                                      1,640                   --
                Amortization of intangibles                                                      23,876                1,053
                Write-down of goodwill                                                           85,000                   --
                Depreciation                                                                      1,984                1,185
                Loss on asset abandonment                                                            --                1,219
                Amortization of deferred compensation                                             1,717                   --
                Provision for doubtful accounts                                                   3,340                1,774
                Amortization of loan fees and discount on convertible
                    subordinated debentures                                                         444                  337
                Non cash reorganization costs                                                     5,290                  556
                Other                                                                               (15)                (235)
                Changes in current operating items:
                   Accounts receivable, net                                                       8,238               (2,052)
                   Inventories, net                                                                 994                 (122)
                   Other current assets                                                             295                 (951)
                   Accounts payable                                                              (5,985)               9,615
                   Accrued compensation                                                          (1,609)                 943
                   Accrued expenses                                                                (395)                (473)
                   Unearned revenue and customer deposits                                        (1,831)                (617)
                                                                                              ---------            ---------
                Net cash used in continuing operating activities                                (13,131)             (11,538)
                                                                                              ---------            ---------
      Discontinued operations:
          Loss from discontinued operations                                                        (500)             (14,448)
          Estimated loss on disposal of discontinued operations                                      --               10,500
          Adjustment to reconcile loss from discontinued operations
             to net cash (used in) provided by discontinued operating activities                   (194)                (644)
                                                                                              ---------            ---------
                Net cash used in discontinued operating activities                                 (694)              (4,592)
                                                                                              ---------            ---------
                Net cash used in operating activities                                           (13,825)             (16,130)
                                                                                              ---------            ---------

INVESTING ACTIVITIES:

      Continuing operations:
          Net cash used in investing activities for continuing operations -
             Purchases of property and equipment, net                                            (1,175)              (6,774)
             Purchase of NACT Telecommunications, Inc.                                          (14,274)                  --
             Purchase of Cereus Technology Partners, Inc.                                            --               (1,888)
                                                                                              ---------            ---------
                Net cash used in investing activities for continuing operations                 (15,449)              (8,662)

      Discontinued operations:
          Software development costs capitalized, net                                                --               (2,196)
          Purchases of property and equipment, net                                                   --                 (203)
          Net proceeds from sale of discontinued operations                                       8,024                   --
                                                                                              ---------            ---------
             Net cash provided by (used in) investing activities for
                 discontinued operations                                                          8,024               (2,399)
                                                                                              ---------            ---------
             Net cash used in investing activities                                               (7,425)             (11,061)
                                                                                              ---------            ---------
                Net cash used in operating and investing activities, carried forward            (21,250)             (27,191)
                                                                                              ---------            ---------

                            VERSO TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                   (Unaudited)

                                                                                                       FOR THE NINE MONTHS
                                                                                                        ENDED SEPTEMBER 30,
                                                                                                        2001          2000
                                                                                                    ----------     ----------
Net cash used in operating and investing activities, carried forward                                   (21,250)       (27,191)
                                                                                                    ----------     ----------

FINANCING ACTIVITIES:

      Continuing operations:
          Payments on long-term debt                                                                        --           (373)
          Borrowings on credit line, net                                                                    --         (4,518)
          Proceeds from issuance of convertible subordinated debentures, net                                --          3,730
          Payments on convertible subordinated debentures                                               (4,500)            --
          Proceeds from issuance of redeemable preferred stock                                          15,000             --
          Advance from Cereus Technology Partners, Inc. prior to merger                                     --         10,170
          Proceeds from issuances of common stock, net                                                     157         17,902
                                                                                                    ----------     ----------
             Net cash provided by financing activities
                for continuing operations                                                               10,657         26,911
                                                                                                    ----------     ----------

      Discontinued operations:
          Net cash used in financing activities for discontinued operations -
             Payments on long-term debt                                                                     --            (90)
                                                                                                    ----------     ----------
             Net cash provided by financing activities                                                  10,657         26,821
                                                                                                    ----------     ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                     (1)            --
                                                                                                    ----------     ----------
             Decrease in cash and cash equivalents                                                     (10,594)          (370)

CASH AND CASH EQUIVALENTS:
Beginning of period                                                                                     10,959            613
Cash acquired in purchase of NACT Telecommunications, Inc.                                               2,538             --
Cash acquired in purchase of Cereus Technology Partners, Inc.                                               --         21,215
                                                                                                    ----------     ----------

End of period                                                                                       $    2,903     $   21,458
                                                                                                    ==========     ==========
CASH AND CASH EQUIVALENTS:
      Continuing operations                                                                         $    2,903     $   21,215
      Discontinued operations                                                                               --            243
                                                                                                    ----------     ----------
          Total cash and cash equivalents                                                           $    2,903     $   21,458
                                                                                                    ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      CASH PAYMENTS DURING THE PERIOD FOR:
          Interest                                                                                  $      133     $      919
                                                                                                    ==========     ==========
          Income taxes                                                                              $      101     $      173
                                                                                                    ==========     ==========
      NON-CASH INVESTING AND FINANCING ACTIVITIES
          Common stock consideration for acquisitions:
             Cereus Technology Partners, Inc. - issuance of 21,866,600 shares and assumption
                of 19,571,192 common stock warrants and 1,376,708 stock options                             --        143,991
                                                                                                    ==========     ==========
             NACT Telecommunications, Inc. - issuance of 1,275,510 stock options                           625             --
                                                                                                    ==========     ==========
          Common stock and compensatory options issued in reorganization                            $      150     $      556
                                                                                                    ==========     ==========
          Issuance of warrants in exchange for services                                             $       92     $       50
                                                                                                    ==========     ==========
          Issuance of common stock in exchange for services                                         $       19     $      200
                                                                                                    ==========     ==========
          Conversion of subordinated debentures to common stock - issuance of 1,918,729
             shares of common stock and 945,378 common stock warrants                               $    3,360     $       --
                                                                                                    ==========     ==========
          Assets acquired and liabilities assumed in conjunction with business acquisitions:

             Fair value of assets acquired, excluding cash                                          $   29,468     $    6,149
             Consideration paid                                                                         14,274          1,888
                                                                                                    ----------     ----------
                Liabilities assumed                                                                 $   15,194     $    4,261
                                                                                                    ==========     ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company's financial position as of September 30, 2001, and its results of operations and cash flows for the periods ended September 30, 2001 and 2000.

         The Company historically operated through two separate business units: the Technology Services Group and the Hospitality Services Group ("HSG"). On July 19, 2000, the Company's Board of Directors authorized the disposition of HSG, and the Company completed the sale of HSG in the first quarter of 2001. HSG is reported as a discontinued operation and the consolidated financial statements have been reclassified to segregate the net assets and operating results of this business segment. Technology Services Group and corporate operations are reflected in continuing operations. Since the purchase of NACT Telecommunications, Inc. in July 2001, NACT Telecommunications, Inc. is also included in continuing operations.

         The condensed consolidated financial statements include the accounts of Verso and its wholly-owned subsidiaries, including Cereus Technology Partners, Inc. ("Cereus") and its subsidiaries, which merged with the Company on September 29, 2000, MessageClick, Inc. ("MessageClick"), which merged with the Company on November 22, 2000 and NACT Telecommunications, Inc. and its subsidiary ("NACT"), which the Company acquired on July 27, 2001, each in transactions accounted for as purchases. Significant intercompany transactions have been eliminated. Certain prior year amounts in the consolidated financial statements and notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income (loss) or shareholders' equity.

         The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended December 31, 2000.

                            VERSO TECHNOLOGIES, INC.

                               September 30, 2001


2.       MERGERS AND ACQUISITIONS

         NACT

         On July 27, 2001, the Company acquired NACT Telecommunications, Inc. ("NACT"). The purchase consideration was approximately $20.6 million, consisting of a cash payment of $14.2 million at closing funded primarily by the sale by the Company of $15 million of its Series B redeemable preferred stock "Preferred Stock" to Telemate.Net, an additional amount payable on March 31, 2002 of up to $5.3 million with interest at prime, a commitment to grant to NACT employees in-the-money non-qualified options with a value of not less than the sum of $625,000 and an additional amount equal to the increase in stock price, if any, from July 27, 2001 and the date the options can be granted under the Company's 1999 Stock Incentive Plan and acquisition costs of approximately $500,000.

         In addition the Company will pay to the former owner of NACT, no later than April 15, 2002, an additional $2.4 million if certain performance objectives, as defined, are met. Although the Company's current estimates indicate that these performance objectives will not be met, it is not possible to definitely determine what, if any, payment will be due, so no such amounts are recognized currently. However, when determined, this additional purchase price, if any, will be recorded as additional goodwill.

         According to the terms of the definitive stock purchase agreement with Telemate.Net, on July 27, 2001, Telemate.Net purchased $15 million of Preferred Stock to fund Verso's acquisition of NACT.

         The acquisition was treated as a purchase for accounting purposes. The Company has prepared an initial allocation of purchase price based on the estimated fair values of certain intangible assets, receivables and contingent liabilities. The Company is continuing to obtain information as to ultimate valuation, recoverability and realization with respect to the fair values of these items and anticipates the allocation of purchase price to be finalized during the fourth quarter. The Company does not expect adjustments, if any, to the preliminary allocation of purchase price to have a material impact to the consolidated financial statements. In the preliminary allocation of purchase price, the excess of the purchase price over the estimated fair value of net assets acquired (including identified intangible assets of $1.7 million, which are being amortized over a three year life) totaled approximately $16.5 million and was allocated to goodwill. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company is not amortizing this goodwill (See
         Note 9).

         Prior to the purchase of NACT, the Company became an NACT reseller in the first quarter of 2001. The Company resold NACT soft switching systems with product revenues for the six months prior to acquisition totaling $2.8 million and cost of product sales of $2.2 million.

                            VERSO TECHNOLOGIES, INC.

                               September 30, 2001


2.       MERGERS AND ACQUISITIONS, Continued

         MessageClick, Inc.

         On November 22, 2000, the Company acquired MessageClick by means of a merger. The purchase consideration was approximately $4.2 million, consisting of 1,405,923 shares of the Company's common stock with a fair value of $3.2 million, warrants to acquire 181,901 shares of the Company's common stock with an exercise price of $4.03 per share (estimated fair value of $301,000 using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility - 88%; expected life - five years; risk-free interest rate - 5.5%; and expected dividend yield - 0%), cash of $5,000 and acquisition costs of approximately $637,000.

         The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair value of net liabilities acquired totaled approximately $9.8 million and was allocated to goodwill. The goodwill has historically been amortized over three years (See Notes 7 and 9).

         Prior to the Company's acquisitions of Cereus (as described below) and MessageClick, Cereus purchased 3,000,000 shares of MessageClick's Series E Preferred Stock for an aggregate purchase price of $1,500,000.

         Cereus Technology Partners, Inc.

         On September 29, 2000, the Company acquired Cereus by means of a merger. The purchase consideration was approximately $134.1 million, consisting of 21,866,600 shares of the Company's common stock with a fair value of $106.6 million, assumed options and warrants to acquire 20,947,900 shares of the Company's common stock with exercise prices ranging from $.51 to $10.14 per share (estimated fair value of $35.8 million, net of $6.9 million of deferred compensation discussed in Note 9, using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility - 88%; expected life
         - five years; risk-free interest rate - 5.5%; and expected dividend yield - 0%) and acquisition costs of approximately $1.9 million, reduced by a $10.2 million bridge facility advanced to the Company by Cereus prior to closing. The bridge facility accrued interest at 2% over prime and the Company recorded interest expense, prior to the closing of the transaction, of approximately $261,000 during the year ended December 31, 2000.

         The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled approximately $113.0 million and was allocated to goodwill. The goodwill has historically been amortized over three years (See Notes 7 and 9).

                            VERSO TECHNOLOGIES, INC.

                               September 30, 2001


2.       MERGERS AND ACQUISITIONS, Continued

         Pro Forma Effect of NACT, MessageClick and Cereus Transactions

         The following unaudited pro forma information presents the results of continuing operations of the Company for the nine months ended September 30, 2001 and 2000, as if the acquisitions of NACT, MessageClick and Cereus had taken place on January 1, 2000, (in thousands, except per share amounts):

                                                                             For the nine months ended
                                                                                    September 30,
                                                                              2001                2000
                                                                          ------------         ------------
               Revenues                                                   $     39,445         $     58,414
               Loss from continuing operations                            $   (135,607)        $     68,882
               Loss from continuing operations
                 per common share
                                                -basic and diluted        $      (2.65)        $      (1.42)
               Weighted average shares outstanding
                                                -basic and diluted          51,100,782           48,555,245

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

         The loss on the sale of HSG totaled $11.5 million. A loss of $11.0 million was recorded in the third and fourth quarters of 2000 and an additional $500,000 was recorded in the third quarter of 2001, related to winding up the Company's international hospitality operations, the assets of which were sold in the fourth quarter of 2000. The loss included a reduction in asset values of approximately $4.3 million and a provision for anticipated closing costs and operating losses until disposal of approximately $7.2 million.

                            VERSO TECHNOLOGIES, INC.

                               September 30, 2001


3.       DISCONTINUED OPERATIONS, Continued

Summary operating results of the discontinued operations for the three months and nine months ended September 30, 2000 (in thousands) were as follows:

                                                   Three months ended     Nine months ended
                                                   September 30, 2000     September 30, 2000
               Revenue                                   $  10,176            $  34,482
               Gross profit                                  3,352               13,518
               Operating loss                               (2,665)              (6,021)
               Interest expense                               (451)                (786)
               Loss on disposal of assets                       --                  (88)
               Income tax expense                               (4)                (171)
                                                    ------------------------------------------
               Loss from discontinued operations         $  (3,120)           $  (7,066)
                                                    ==========================================

Net assets held for sale at December 31, 2000 (in thousands) were as follows:

               Cash and cash equivalents                                $   196
               Other current assets                                       9,543
               Furniture and equipment, net                                 685
               Capitalized software, net                                  4,532
               Intangibles, net                                           1,387
               Current liabilities                                       (3,694)
               Reserve for loss on sale and operating losses             (5,784)
               Accumulated other comprehensive loss                         201
                                                                        -------
                 Net assets of discontinued operations                  $ 7,066
                                                                        =======

                            VERSO TECHNOLOGIES, INC.

                               September 30, 2001


4.       LOAN FACILITY WITH PNC BANK, NATIONAL ASSOCIATION

         In March 2000, the Company obtained a $20.0 million revolving credit agreement (the "Credit Agreement") with PNC Bank, National Association (the "Bank"). The Credit Agreement is secured by substantially all of the assets of the Company. The Credit Agreement was amended in January 2001 to reduce the availability thereunder to $10.0 million and in March 2001 to adjust certain covenants, in connection with the sale of HSG. Interest is charged at .5% above the Bank's Base Rate (6.5% at September 30, 2001). As amended, the Credit Agreement provides for up to $3,000,000 in letters of credit. Advances are limited by a formula based on eligible receivables, certain cash balances, outstanding letters of credit and certain subjective limitations. Interest payments are due monthly, and the Credit Agreement, as amended, expires March 2003. The Credit Agreement, as amended, includes fees of 3% on outstanding letters of credit and .25% on unused available borrowings. The Company paid certain loan fees and attorney's fees totaling approximately $185,000 in connection with the Credit Agreement, which fees are being amortized to interest expense over the term of the Credit Agreement, as amended.

         The Company had no borrowings (or borrowing availability) under the Credit Agreement, as amended, as of September 30, 2001. Under the terms of the Credit Agreement, as amended, the Company is required to meet increasing quarterly cash flow requirements, cannot declare dividends or incur any additional indebtedness and has annual capital expenditure limits. Although the Company was not in compliance with certain of the financial covenants of the Credit Agreement as of September 30, 2001, the Bank waived compliance with such covenants.

         In connection with the Bank's granting of the waiver for covenant non-compliance and the Bank's consent to the Company's acquisition of NACT, the issuance of $15 million of preferred stock to Telemate.Net and the Telemate.Net merger, the Company agreed not to borrow under the Credit Agreement until it was in compliance with the covenants for the third quarter 2001 or had restructured these covenants to bring the Company into compliance.

5.       CONVERTIBLE SUBORDINATED DEBENTURES

         In connection with the acquisition of MessageClick, the Company issued to certain investors of MessageClick $4.5 million of the Company's 7.5% convertible subordinated debentures and warrants to purchase an aggregate of 1,000,000 shares of the Company's common stock at an exercise price of $7.39 per share. The debentures are convertible into the Company's common stock at a conversion price of $4.45. The convertible subordinated debentures are due November 22, 2005. The debentures have been discounted to reflect the fair value of the warrants issued, totaling approximately $1.4 million, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility - 88%; expected life
         - five years; risk-free interest rate - 5.5%; and expected dividend yield - 0%. The unamortized discount totaled approximately $1.1 million at September 30, 2001. In addition, the Company paid certain private placement fees and attorney's fees in connection with the sale of the debentures totaling $50,000. The fees are being amortized to interest expense over the term of the debentures.

                            VERSO TECHNOLOGIES, INC.

                               September 30, 2001


5.       CONVERTIBLE SUBORDINATED DEBENTURES, Continued

         The Company issued $7.0 million of its 5% convertible subordinated debentures during the year ended December 31, 2000. The convertible subordinated debentures were issued with warrants to purchase 364,584 shares of the Company's common stock at an exercise price of $5.03 per share. The debentures were discounted to reflect the fair value of the warrants issued, totaling approximately $1.0 million, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility - 88%; expected life
         - five years; risk-free interest rate - 5.5%; and expected dividend yield - 0%. There is no unamortized discount at September 30, 2001. In addition, the Company paid certain private placement fees (including 88,712 shares of the Company's common stock with a fair value at the date of issuance totaling $350,000) and attorney's fees in connection with the sale of the debentures totaling $454,000. The fees were amortized to interest expense over the term of the debentures until the debentures were retired or converted into the Company's common stock.

         In January 2001, the Company modified the terms of its 5% convertible subordinated debentures. According to the modified terms of the agreement, the Company repurchased $4.5 million of the outstanding $7.0 million of its 5% convertible subordinated debentures. Of the remaining $2.5 million in outstanding 5% convertible subordinated debentures, $1.5 million were converted by the investors into the Company's common stock at a price of $1.40 per share. The remaining $1.0 million of 5% convertible subordinated debentures was convertible at $1.19 per share. The Company may re-borrow through February 13, 2002, up to $3.5 million at its option, subject to the satisfaction of certain conditions, through the issuance of new 5% convertible debentures, which will have a fixed conversion price determined at the time of issuance. In connection with this modification, the Company issued warrants to purchase 945,378 shares of the Company's common stock at an exercise price of $2.00 per share. The fair value of the warrants issued, totaled approximately $977,000, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility - 91%; expected life - five years; risk-free interest rate - 5.5%; and expected dividend yield - 0%. In April 2001, $500,000 of the Company's 5% convertible subordinated debentures was converted by the investors into the Company's common stock at $1.19 per share. In July and August 2001, the remaining balance of $500,000 of the Company's 5% convertible subordinated debentures was converted by the investors into the Company's common stock at $1.19 per share. The cost of conversion, including the warrants issued, totaled $1.6 million in the nine months ended September 30, 2001.

         The cost of conversion is reflected as an extraordinary item in the statement of operations and consisted of the following:

                  Fair value of warrants issued       $   976,666
                  Write off of related discount           365,307
                  Write off of related loan fees          165,390
                  Beneficial conversion                   107,485
                  Legal and other costs                    25,000
                                                      -----------
                                                      $ 1,639,848
                                                      ===========

                            VERSO TECHNOLOGIES, INC.

                               September 30, 2001


6.       REORGANIZATION COSTS

         In the second and third quarters of 2001, the Company announced that as part of its effort to improve operational efficiencies and financial performance, it had eliminated approximately 140 positions held by employees, closed certain sales offices and reorganized its MessageClick unified messaging operations. In the second quarter of 2001, the Company decided to discontinue offering its MessageClick ASP service and refocus the development of this proprietary application to be offered as a licensed software product. In the third quarter of 2001, to more effectively manage the resources required for its technology solutions business, the Company signed an agreement with a third party managed services provider to outsource certain professional services. The Company previously maintained a full-time professional services staff, which was significantly underutilized. Additionally, the Company signed an agreement to transition its business applications services and customers to a third party. This business was not strategic to the Company's new direction and it had not been profitable. As a result of these actions, the Company recorded reorganization costs of $10.3 million during the nine months ended September 30, 2001. Annualized savings are expected to be approximately $13.2 million. The reorganization costs consist of the following:

               Severance costs                             $  1,447,000
               Facilities closing                             6,162,000
               Deferred compensation                          1,042,000
               Inventory                                      1,005,000
               MessageClick related exiting costs               594,000
                                                           ------------
                                                           $ 10,250,000
                                                           ============

7.       WRITE-DOWN OF GOODWILL

         During the quarter ended June 30, 2001, the Company determined that it was changing its strategic direction from primarily acting as a value-added reseller of prepackaged software to pursue opportunities the Company believes exist in the next generation networking and softswitch technology market. The Company plans to leverage its telecommunications and networking expertise to assist clients in migrating their networks to deliver IP-based telephony services. The Company's change in strategic direction was demonstrated by its acquisition of NACT, a provider of next generation network solutions, including softswitch-based gateways, billing systems and application technologies. (see Note 2). As a result of its change in strategy, the Company re-evaluated its operations obtained through prior acquisition transactions, and determined that several operations, such as its business applications business, did not add value to the new strategic direction. Management evaluated its net intangibles associated with these non-strategic operations, and based upon its consolidated operating projections of expected future cash flows over a three-year period, discounted using a 8.0% interest rate, determined that the related net intangibles were impaired. Accordingly, the Company recognized a write-down of goodwill of $85.0 million during the quarter ended June 30, 2001.

                            VERSO TECHNOLOGIES, INC.

                               September 30, 2001


8.       OTHER EVENTS

         On May 4, 2001, the Company signed a definitive merger agreement for the acquisition of Telemate.Net Software, Inc. ("Telemate.Net"). The aggregate consideration for the acquisition consists of 26,086,956 shares of Verso common stock:

                  - less 86,957 shares of Verso common stock for every $100,000 that the Telemate.Net's unrestricted cash at closing, as defined in the acquisition agreement, is less than $20.0 million; and

                  - plus a number of shares of Verso common stock that represents the number of shares of Verso common stock that could be purchased with the proceeds of the exercise of Telemate.Net vested-in-the-money options at the prevailing market price of Verso common stock at the closing of the Telemate.Net acquisition. The market price of Verso common stock prior to the closing of the Telemate.Net acquisition will be used to determine which of the Telemate.Net stock options are in-the-money options at closing.

         Based on its assessment of the possible adjustments as of November 12, 2001, the Company estimates that approximately 24,569,000 shares will be issued in the transaction, resulting in Telemate.Net shareholders receiving 2.60 shares of Verso common stock for each shares of Telemate.Net common stock that they own.

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

                            VERSO TECHNOLOGIES, INC.

                               September 30, 2001


9.       RECENT ACCOUNTING PRONOUNCEMENTS, Continued

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires non-amortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement at the date of acquisition. The Company will adopt SFAS No. 142 beginning January 1, 2002, or earlier for any business combination consummated during its fiscal third or fourth quarters. Upon adoption the Company does not currently anticipate any additional impairment of goodwill or other intangible assets capitalized as of September 30, 2001.

10.      OTHER COMPREHENSIVE LOSS

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires that the Company's change in foreign currency translation adjustments be included in other comprehensive income. Comprehensive loss is shown in the following table (in thousands):

                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                     September 30,
                                                       --------------------------        --------------------------
                                                         2001             2000              2001             2000
                                                       ---------        ---------        ---------        ---------
          Net loss                                     $ (12,905)       $  (6,644)       $(136,614)       $ (38,218)
          Other comprehensive (loss) income:
              Foreign currency translation                   (14)              --              (14)              --
                                                       ---------        ---------        ---------        ---------
          Comprehensive loss                           $ (12,919)       $  (6,644)       $(136,628)       $ (38,218)
                                                       =========        =========        =========        =========

                            VERSO TECHNOLOGIES, INC.

                               September 30, 2001


11.      SEGMENT INFORMATION

         As a result of the Company's acquisition of NACT, the Company is now reporting information for two segments, Gateway Solutions and Applications and Services (which the Company formerly referred to as its Technology Services Group).

         Gateway
         Solutions:        The Gateway Solutions Group provides integrated
                           switching solutions for communications service providers that want to migrate their traditional telephony networks to IP-based telephony networks.
                           Verso's migration solutions include hardware and software, integration, applications and technical training and support.

         Applications
         and Services:     The Applications and Services Group offers
                           application and network design, enterprise application integration, network management, support and maintenance, customer response center services, enterprise management system solutions and application services.

         Management evaluates the business unit performance based on profit before income taxes, amortization of intangibles and deferred compensation, write-down of goodwill, reorganization costs, loss on asset abandonment and corporate expenses. Inter-segment sales and transfers are not significant. The Company began offering Gateway Solutions concurrent with the Company's acquisition of NACT in July 2001.

                            VERSO TECHNOLOGIES, INC.

                               September 30, 2001

11.      SEGMENT INFORMATION, Continued

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                                Three Months Ended                              Three Months Ended
                                                September 30, 2001                              September 30, 2000
                                       -----------------------------------------      ----------------------------------------
                                        Gateway       Applications                     Gateway     Applications
                                       Solutions      and Services        Total       Solutions    and Services        Total
                                       ---------      ------------      --------      ---------    ------------       --------
Revenue                                 $ 5,119         $ 4,856         $ 9,975         $  --         $16,075         $16,075
Segment profit                              967             399           1,366            --           2,765           2,765
Total assets                             28,798              --              --            --              --              --
Capital expenditures                        151              --              --            --              --              --
Depreciation and amortization               340              --              --            --              --              --

                                                  Nine Months Ended                              Nine Months Ended
                                                  September 30, 2001                            September 30, 2000
                                       -----------------------------------------      ----------------------------------------
                                        Gateway       Applications                     Gateway     Applications
                                       Solutions      and Services        Total       Solutions    and Services        Total
                                       ---------      ------------      --------      ---------    ------------       --------
Revenue                                 $ 5,119         $24,263         $29,382         $  --         $51,873         $51,873
Segment profit                              967           3,324           4,291            --           8,044           8,044
Total assets                             28,798              --              --            --              --              --
Capital expenditures                        151              --              --            --              --              --
Depreciation and amortization               340              --              --            --              --              --

                            VERSO TECHNOLOGIES, INC.

                               September 30, 2001


11.      SEGMENT INFORMATION, Continued

         The following table reconciles the total segment profit to the loss from continuing operations before extraordinary item (in thousands):

                                                      Three Months Ended                    Nine Months Ended
                                                         September 30,                        September 30,
                                                 ----------------------------          ----------------------------
                                                    2001               2000               2001               2000
                                                 ---------          ---------          ---------          ---------
Segment profit, per above                        $   1,366          $   2,765          $   4,291          $   8,044
Corporate and administrative expenses               (3,871)            (6,898)           (15,046)           (26,024)
Depreciation                                          (648)              (438)            (1,984)            (1,185)
Amortization of intangibles                         (1,762)              (351)           (23,876)            (1,053)
Loss on asset abandonment                               --             (1,177)                --             (1,219)
Write-down of goodwill                                  --                 --            (85,000)                --
Reorganization costs                                (6,500)                --            (10,250)            (1,500)
Amortization of deferred compensation                 (501)                --             (1,717)                --
Interest expense, net                                 (489)              (545)              (892)              (833)
                                                 ---------          ---------          ---------          ---------

Loss from continuing operations before
            taxes and extraordinary item         $ (12,405)         $  (6,644)         $(134,474)         $ (23,770)
                                                 =========          =========          =========          =========

12.      LITIGATION

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

-        general economic and business conditions; and

- other factors disclosed in our Form 10-K, as amended, for the year ended December 31, 2000 and in our other filings with the Securities and Exchange Commission.

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

On July 27, 2001, Verso acquired NACT in a transaction accounted for as a purchase. Accordingly, the results of operations of NACT are included in Verso's results of operations from the date of its acquisition.

In 2000, Verso acquired two businesses in transactions accounted for as purchases. On September 29, 2000, Verso acquired Cereus in a merger transaction, and on November 22, 2000, Verso acquired MessageClick in a merger transaction. Accordingly, the results of operations of Cereus and MessageClick are included in Verso's results of operations from their respective dates of acquisition. Verso pursued the merger with Cereus so that Verso would benefit from Cereus' financial resources and experienced management team. The consideration given to the merits of Cereus' services offerings was secondary in the transaction and the acquisition of those services did not alter the portfolio of services that Verso had already been providing nor did it change the target markets pursued by Verso. The merger with MessageClick provided Verso with a proprietary unified communications application focused on serving communication service providers, which Verso had identified as a target market.

Verso's focus beginning in the latter part of the fourth quarter of 1999 through the second quarter of 2000 had been to create the infrastructure (establishing a headquarters, hiring additional personnel and implementing systems) and other appropriate steps necessary to significantly grow revenue and move Verso into the Application Services Provider ("ASP") market. This focus resulted in Verso selling products (especially hardware) at very low margins and hiring a significant number of consultants (91 from January 2000 through September 2000) as well as ASP support personnel (50 from January 2000 through September 2000) in advance of the anticipated increase in professional services and ASP revenue that did not materialize. Given the fact that the revenues did not materialize, Verso decided to reduce its workforce. In the second quarter of 2000, Verso announced a reorganization and eliminated 100 positions held by employees. As a result of the reorganization, Verso recorded reorganization costs of $1.5 million in the second quarter of 2000.

In the second and third quarters of 2001, the Company announced that as part of its effort to improve operational efficiencies and financial performance, it had eliminated approximately 140 positions held by employees, closed certain sales offices and reorganized its MessageClick unified messaging operations. In the second quarter of 2001, the Company decided to discontinue offering its MessageClick ASP service and refocus the development of this proprietary application to be offered as a licensed software product. In the third quarter of 2001, to more effectively manage the resources required for its technology solutions business, the Company signed an agreement with a third party managed services provider to outsource certain professional services. The Company previously maintained a full-time professional services staff, which was significantly underutilized. Additionally, the Company signed an agreement to transition its business applications services and customers to a third party. This business was not strategic to the Company's new direction and it had not been profitable. As a result of these actions, the Company recorded reorganization costs of $3.8 million during the second quarter of 2001 and $6.5 million during the second quarter of 2001. Annualized savings, including facilities costs and depreciation expense are expected to be approximately $13.2 million.

During the quarter ended June 30, 2001, Verso determined that it was changing its strategic direction from primarily acting as a value-added reseller of prepackaged software to pursue the opportunity Verso believes to exist in the market for providing next generation networking and softswitch technology. Verso plans to leverage its telecommunications and networking expertise to assist clients in migrating their networks to deliver IP-based telephony services. Verso's change in strategic direction was demonstrated by its acquisition of NACT, a provider of next generation network solutions, including softswitch-based gateways, billing systems and application technologies. As a result of its change in strategy, Verso re-evaluated its operations obtained through other acquisition transactions, and determined that several operations, such as its business applications business, did not add value to the new strategic direction. Management evaluated its net intangibles associated with these non-strategic operations, and based upon its enterprise-based projections of expected future cash flows over a three-year period, discounted using a 8.0% interest rate, determined that the net intangibles were impaired. Accordingly, Verso recognized a write-down of goodwill of $85.0 million during the quarter ended June 30, 2001.

Verso believes that foregoing events significantly affect the comparability of Verso's results of operations from year to year. You should read the following discussion of Verso's results of operations and financial condition in conjunction with Verso's consolidated financial statements and related notes thereto included in Item 14 of Verso's Annual report on Form 10-K, as amended, for the year ended December 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

For the three months ended September 30, 2001, the Verso's net loss totaled $12.9 million, or $.25 per share, compared with net loss of $6.6 million, or $.25 per share, for the same period in 2000. The 2001 results included $1.8 million in goodwill amortization, $501,000 in amortization of deferred compensation primarily related to acquisitions during the third and fourth quarters of 2000 and reorganization costs of $6.5 million. The 2000 results included $351,000 in goodwill amortization and a loss on asset abandonment of $1.2 million.

Continuing Operations

Total revenue was $10.0 million in the three months ended September 30, 2001, a 37.9% decrease from the same period in 2000. Services revenue was $5.1 million in the three months ended September 30, 2001, a 38.8% decrease from the same period in 2000. The decrease in services revenue reflects the general softness in the technology sector during 2001, the continued decline in software resale revenue that stimulates professional services integration work and Verso's decision to change its strategic direction in second quarter 2001 from primarily acting as a value-added reseller of prepackaged software to becoming a provider of next generation networking and softswitch technology. Products revenue was $4.9 million in the three months ended September 30, 2001, a 38.0% decrease from the same period in 2000. Hardware re-sales declined by $1.8 million due primarily to management's decision in the third quarter of 2000 to only resell hardware if the margins were above 20%. Software re-sales revenue declined by $5.7 million due to Verso's decision to change its strategic direction from primarily acting as a value-added reseller of prepackaged software to becoming a provider of next generation networking and softswitch technology. These decreases in re-sales of hardware and software were offset by the addition of the operations of NACT in July 2001, which accounted for $4.6 million in product sales.

Gross profit increased by $600,000 in the three months ended September 30, 2001, and was 39.6% percent of revenue, compared with 20.9% of revenue in the same period in 2000. The increase in the gross margin percentage in the three months ended September 30, 2001, was attributable to slightly lower margins in services and significantly higher margins in products. The higher margin in products was due to the addition of the operations of NACT in July 2001.

Total operating expenses incurred in continuing operations for the three months ended September 30, 2001, were $15.9 million, an increase of $6.4 million compared to the same period in 2000. The increase is primarily attributable to the following items: $904,000 increase in research and development, $210,000 increase in depreciation expense, $1.4 million increase in goodwill amortization, $6.5 million increase in reorganization costs and amortization of deferred compensation of $501,000 offset by a decrease in sales general and administrative expenses of $1.9 million. The increase in research and development is related to the operations of NACT and MessageClick. The increase in depreciation expense is related to the purchase of furniture and equipment of approximately $6.8 million during the first nine months of 2000 as well as the increased depreciation related to the remaining assets acquired in the NACT and Cereus acquisitions. Approximately $1.4 million of the increase in the amortization of intangibles primarily related to the acquisition of Cereus and MessageClick and $501,000 in amortization of deferred compensation related to the Cereus acquisition. The decrease in sales, general and administrative expenses resulted primarily from the reorganizations Verso announced in the second and third quarters of 2001, as well as, on-going cost reduction initiatives affecting personnel, office leases, telecom and other general and administrative expenses. As a percent of revenue, operating expenses from continuing operations were 71.2% during the three months ended September 30, 2001 (excluding the goodwill amortization, amortization of deferred compensation, write-off of goodwill, loss on asset abandonment and reorganization costs), up from 49.3% in the same period in 2000.

The benefit of the Company's restructuring and reorganization on reducing expenses will not be fully evident until the fourth quarter of 2001, as the third quarter was a transition quarter and the operating expenses for the third quarter included $1.7 million of non-recurring transition costs (in addition to the $6.5 million in reorganization costs).

Business Unit Performance

                                                                        APPLICATIONS
Dollars in thousands                       GATEWAY SOLUTIONS             AND SERVICES                  CONSOLIDATED
                                          -------------------       ---------------------        -------------------------

FOR THE THREE MONTHS ENDED
     September 30,                         2001         2000         2001          2000            2001             2000
------------------------------------------------        -----       ------        -------        ---------        --------
Revenue                                   $5,119        $  --       $4,856        $16,075        $   9,975        $ 16,075

Gross profit                               2,965           --          989          3,355            3,954           3,355
Gross margin                                57.9%          --         20.4%          20.9%            39.6%           20.9%
Operating expenses:
  Research and development                   734           --          170             --              904              --
  Sales, general and administrative        1,264           --          420            590            1,684             590
                                          ------        -----       ------        -------        ---------        --------
    Total operating expenses               1,998           --          590            590            2,588             590
Earnings before interest, taxes,
  depreciation and amortization           $  967        $  --       $  399        $ 2,765            1,366           2,765

Unallocated items
  Corporate, sales, general and
    administrative expenses                                                                          3,871           6,898
  Depreciation expense                                                                                 648             438
  Amortization expense                                                                               1,762             351
  Reorganization costs                                                                               6,500              --
  Loss on asset abandonment                                                                             --           1,177
  Amortization of deferred
    compensation                                                                                       501              --
                                                                                                 ---------        --------
      Operating loss                                                                               (11,916)         (6,099)

Interest expense, net                                                                                  489             545
                                                                                                 ---------        --------
  Loss from continuing operations
    before extraordinary item                                                                    $ (12,405)       $ (6,644)
                                                                                                 =========        ========

GATEWAY SOLUTIONS

Gateway solutions represents the operations of NACT since its purchase on July 27, 2001.

APPLICATIONS AND SERVICES

Total applications and services revenue was $4.9 million in the three months ended September 30, 2001, a 69.8% decrease from the same period in 2000. Services revenue was $4.6 million in the three months ended September 30, 2001, a 44.7% decrease from the same period in 2000. The decrease in services revenue reflects the general softness in the technology sector during 2001, the continued decline in software resale revenue that stimulates professional services integration work and Verso's decision to change its strategic direction in second quarter 2001 from primarily acting as a value-added reseller of prepackaged software to becoming a provider of next generation networking and softswitch technology. Products revenue was $284,000 in the three months ended September 30, 2001, a 96.4% decrease from the same period in 2000. Hardware re-sales declined by $1.8 million due primarily to management's decision in the third quarter of 2000 to only resell hardware if the margins were above 20%. Software re-sales revenue declined by $5.7 million due to Verso's decision to change its strategic direction from primarily acting as a value-added reseller of prepackaged software to becoming a provider of next generation networking and softswitch technology.

Gross profit decreased by $2.4 million in the three months ended September 30, 2001, and was 20.4% percent of revenue, compared with 20.9% of revenue in the same period in 2000. The decrease in gross profit was due to reduced revenues from Verso's change in its strategic direction, while maintaining a relatively constant gross margin percentage.

Total operating expenses incurred in services for the three months ended September 30, 2001, were unchanged at $590,000. The increase of $170,000 in research and development relates to the MessageClick operations and is offset by an equivalent decrease in sales, general and administrative expenses. The decrease in sales, general and administrative expenses resulted primarily from the reorganizations Verso announced in the second quarter of 2000 and the second and third quarters of 2001, as well as, on-going cost reduction initiatives affecting personnel and other general and administrative expenses. As a percent of revenue, operating expenses for services were 12.1% during the three months ended September 30, up from 3.7% in the same period in 2000.

Discontinued Operations of HSG

The loss from discontinued operations was $500,000 for the three months ended September 30, 2001 compared to zero in 2000. The additional loss was recorded in the third quarter of 2001, related to winding up the Company's international hospitality operations, the assets of which were sold in the fourth quarter of 2000. In December 2000, Verso completed the sale of its domestic lodging business and international hospitality business for aggregate proceeds of $10.0 million. Verso sold its restaurant solutions business for aggregate proceeds of $8.5 million in January 2001. Operating losses from discontinued operations totaled approximately $8.2 million for the year ended December 31, 2000. Loss on disposal of the assets of the discontinued operations totaled approximately $7.2 million. There are no material contingencies related to the disposal of the assets of the discontinued operations.

NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

For the nine months ended September 30, 2001, the Verso's net loss totaled $136.6 million, or $2.67 per share, compared with net loss of $38.2 million, or $1.51 per share, for the same period in 2000. The 2001 results included $23.9 million in goodwill amortization, $1.7 million in amortization of deferred compensation primarily related to acquisitions during the third and fourth quarters of 2000, write-off of goodwill of $85.0 million, reorganization costs of $10.3 million, a $500,000 loss from discontinued operations and an extraordinary item - loss from debt conversion totaling $1.6 million. The 2000 results included $1.1 million in goodwill amortization, $1.2 million in loss on asset abandonment, reorganization costs of $1.5 million and a $14.4 million loss from discontinued operations.

Continuing Operations

For the nine months ended September 30, 2001, Verso's net loss from continuing operations before extraordinary item totaled $134.5 million, or $2.63 per share, compared with a net loss of $23.8 million, or $.94 per share, for the same period in 2000. The 2001 results included $23.9 million in goodwill amortization, $1.7 million in amortization of deferred compensation primarily related to acquisitions during the third and fourth quarters of 2000, write-off of goodwill of $85.0 million, reorganization costs of $10.3 million and an extraordinary item - loss from debt conversion totaling $1.6 million. The 2000 results included $1.1 million in goodwill amortization, $1.2 million in loss on asset abandonment, and reorganization costs of $1.5 million.

Total revenue was $29.4 million in the nine months ended September 30, 2001, a 43.4% decrease from the same period in 2000. Services revenue was $19.2 million in the nine months ended September 30, 2001, a 22.6% decrease from the same period in 2000. The decrease in services revenue reflects the general softness in the technology sector during 2001, the continued decline in software resale revenue that stimulates professional services integration work and Verso's decision to change its strategic direction in second quarter 2001 from primarily acting as a value-added reseller of prepackaged software to becoming a provider of next generation networking and softswitch technology. Products revenue was $10.2 million in the nine months ended September 30, 2001, a 62.3% decrease from the same period in 2000. Hardware re-sales declined by $6.8 million due primarily to management's decision in the third quarter of 2000 to only resell hardware if the margins were above 20%. Software re-sales revenue declined by $14.7 million due to general economic conditions and Verso's decision to change its strategic direction from primarily acting as a value-added reseller of prepackaged software to becoming a provider of next generation networking and softswitch technology. These decreases in re-sales of hardware and software were offset by the addition of the operations of NACT in July 2001, which accounted for $4.6 million in product sales.

Gross profit decreased by $1.6 million in the nine months ended September 30, 2001, and was 27.3% percent of revenue, compared with 18.6% of revenue in the same period in 2000. The increase in the gross profit percentage in the nine months ended September 30, 2001, was attributable to lower margins in services offset by significantly higher margins in products. The lower margins in services was attributable to the negative margins from the ASP revenues, the revenue acquired with Cereus merger (business applications services) and revenue acquired with MessageClick. The loss in gross profit from these revenue sources totaling $1.5 million was $771,000 for the nine months ended September 30, 2001. The higher margin in products was due to an emphasis on higher margin software sales in the nine months ended September 30, 2001, the decision by Verso in second half of 2000 to only resell hardware if the margins were above 20%, and the addition of the operations of NACT in July 2001.

Total operating expenses incurred in continuing operations for the nine months ended September 30, 2001, were $141.6 million, an increase of $109.0 million compared to the same period in 2000. The increase is attributable to the following items: $1.4 million increase in research and development, $800,000 increase in depreciation expense, $22.8 increase in goodwill amortization, $85.0 million write-off of goodwill, $8.8 million increase in reorganization costs and amortization of deferred compensation of $1.7 million offset by a decrease in loss on asset abandonment of $1.2 million and a decrease in sales general and administrative expenses of $10.3 million. The increase in research and development is related to the operations of NACT and MessageClick. The increase in depreciation expense is related to the purchase of furniture and equipment of approximately $6.8 million during the first nine months of 2000 as well as the increased depreciation related to the assets acquired in the NACT, Cereus and MessageClick acquisitions. Approximately $22.8 million of the increase in goodwill amortization and $1.7 million in amortization of deferred compensation related to the NACT, Cereus and MessageClick acquisitions. The decrease in sales, general and administrative expenses resulted primarily from the reorganizations Verso announced in the second quarter of 2000 and the second and third quarters of 2001, as well as, on-going cost reduction initiatives affecting personnel, office lease, telecom and other general and administrative expenses. As a percent of revenue, operating expenses from continuing operations were 70.6% during the nine months ended September 30, 2001 (excluding the goodwill amortization, amortization of deferred compensation, write-off of goodwill, loss on asset abandonment and reorganization costs), up from 55.6% in the same period in 2000.

Business Unit Performance

                                                                               APPLICATIONS
Dollars in thousands                         GATEWAY SOLUTIONS                 AND SERVICES                   CONSOLIDATED
                                        ---------------------------      ------------------------       -----------------------

  FOR THE NINE MONTHS ENDED
       SEPTEMBER 30,                        2001             2000          2001            2000            2001          2000
-------------------------------------------------         ---------      --------        --------       ---------      --------
Revenue                                 $   5,119         $      --      $ 24,263        $ 51,873       $  29,382      $ 51,873

Gross profit                                2,965                --         5,050           9,656           8,015         9,656
Gross margin                                 57.9%               --          20.8%           18.6%           27.3%         18.6%
Operating expenses:
  Research and development                    734                --           662                           1,396            --
  Sales, general and administrative         1,264                --         1,064           1,612           2,328         1,612
                                        ---------         ---------      --------        --------       ---------      --------
    Total operating expenses                1,998                --         1,726           1,612           3,724         1,612
Earnings before interest, taxes,
  depreciation and amortization         $     967         $      --      $  3,324        $  8,044           4,291         8,044
Unallocated items
  Corporate, sales, general and
    administrative expenses                                                                                15,046        26,024
  Depreciation expense                                                                                      1,984         1,185
  Amortization expense                                                                                     23,876         1,053
  Write-down of goodwill                                                                                   85,000            --
  Reorganization costs                                                                                     10,250         1,500
  Loss on asset abandonment                                                                                    --         1,219
  Amortization of deferred
    compensation                                                                                            1,717            --
                                                                                                        ---------      --------
      Operating loss                                                                                     (133,582)      (22,937)

Interest expense, net                                                                                         892           833
                                                                                                        ---------      --------
  Loss from continuing operations
    before extraordinary item                                                                           $(134,474)     $(23,770)
                                                                                                        =========      ========

GATEWAY SOLUTIONS

Gateway solutions represents the operations of NACT since its purchase on July 27, 2001.

APPLICATIONS AND SERVICES

Total applications and services revenue was $24.3 million in the nine months ended September 30, 2001, a 53.2% decrease from the same period in 2000. Services revenue was $18.7 million in the nine months ended September 30, 2001, a 24.5% decrease from the same period in 2000. The decrease in services revenue reflects the general softness in the technology sector during 2001, the continued decline in software resale revenue that stimulates professional services integration work and Verso's decision to change its strategic direction in second quarter 2001 from primarily acting as a value-added reseller of prepackaged software to becoming a provider of next generation networking and softswitch technology. Products revenue was $5.6 million in the nine months ended September 30, 2001, a 79.4% decrease from the same period in 2000. Hardware re-sales declined by $7.3 million due primarily to management's decision in the third quarter of 2000 to only resell hardware if the margins were above 20%. Software re-sales revenue declined by $14.2 million due to Verso's decision to change its strategic direction from primarily acting as a value-added reseller of prepackaged software to becoming a provider of next generation networking and softswitch technology.

Gross profit decreased by $4.6 million in the nine months ended September 30, 2001, and was 20.8% percent of revenue, compared with 18.6% of revenue in the same period in 2000. The increase in the gross profit percentage in the nine months ended September 30, 2001, was attributable to lower margins in services offset by significantly higher margins in products. The lower margins in services was attributable to the negative margins from the ASP revenues, the revenue acquired with Cereus merger (business applications services) and revenue acquired with MessageClick. The loss in gross profit from these revenue sources totaling $1.5 million was $771,000 for the nine months ended September 30, 2001. The higher margin in products was due to an emphasis on higher margin software sales in the nine months ended September 30, 2001, the decision by Verso in second half of 2000 to only resell hardware if the margins were above 20%.

Total operating expenses incurred in services for the nine months ended September 30, 2001, were $1.7 million, an increase of $110,000 compared to the same period in 2000. The increase of $662,000 in research and development relates to the MessageClick operations and is offset by a $548,000 decrease in sales, general and administrative expenses. The decrease in sales, general and administrative expenses resulted primarily from the reorganizations Verso announced in the second quarter of 2000 and the second and third quarters of 2001, as well as, on-going cost reduction initiatives affecting personnel and other general and administrative expenses. As a percent of revenue, operating expenses for services were 7.1% during the nine months ended September 30, up from 3.1% in the same period in 2000.

Discontinued Operations of HSG

The loss from discontinued operations was $500,000 for the three months ended September 30, 2001; loss from discontinued operations was $14.4 million for the same period in 2000. In December 2000, Verso completed the sale of its domestic lodging business and international hospitality business for aggregate proceeds of $10.0 million. Verso sold its restaurant solutions business for aggregate proceeds of $8.5 million in January 2001. Operating losses from discontinued operations totaled approximately $8.2 million for the year ended December 31, 2000. Loss on disposal of the assets of the discontinued operations totaled approximately $7.2 million. There are no material contingencies related to the disposal of the assets of the discontinued operations.

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

At September 30, 2001, Verso had a negative working capital position (excess of current liabilities over current assets) of $8.0 million compared to a positive working capital position of $12.6 million at December 31, 2000. Verso's cash and cash equivalents totaled $2.9 million at September 30, 2001, and $11.0 million at December 31, 2000. Total long-term debt, including current portion, net of discount, was $3.4 million at September 30, 2001 and $9.5 million at December 31, 2000. There were no borrowings under Verso's $10.0 million credit facility (the "PNC Facility") with PNC Bank, National Association (the "Bank") at September 30, 2001 and December 31, 2000. The PNC Facility is secured by substantially all of the assets of Verso.

Cash Flow

Cash used in Verso's continuing operations in the nine months ended September 30, 2001 totaled approximately $13.1 million compared with cash used in continuing operations of $11.5 million in the same period in 2000. Verso's use of cash in continuing operations during the nine months ended September 30, 2001 resulted primarily from a net loss of $136.6 million, cash used for changes in current operating items of approximately $293,000 and was offset by non-cash charges totaling $123.1 million (including depreciation and amortization of $28.0 million, write-down of goodwill of $85.0 million, provision for doubtful accounts of $3.3 million, reorganization costs of $5.3 million and an extraordinary item - loss on debt conversion of $1.6 million).

Cash used in the Verso's discontinued operations in the nine months ended September 30, 2001 totaled $694,000 compared with cash used in discontinued operations of $4.6 million in the same period in 2000.

Verso used cash in investing activities for continuing operations in the nine months ended September 30, 2001 of approximately $15.4 million, compared to $8.7 million in the same period of 2000. Of these amounts, Verso spent $1.2 million and $6.8 million on capital expenditures in the nine months ended September 30, 2001 and 2000, respectively. Verso used $14.3 million in 2001 to purchase NACT and $1.9 million to purchase Cereus in 2000. Cash provided by discontinued operations from investing activities totaled $8.0 million in the first three quarters of 2001 compared with cash used by discontinued operations for investing activities of $2.4 million in the same period in 2000. During 2001, Verso received net proceeds from sale of discontinued operations totaling $8.0 million for the sale of its restaurant solutions business. For discontinued operations, Verso spent $2.2 million on software development costs and $203,000 on purchases of furniture and equipment during 2000.

Cash provided by financing activities from continuing operations totaled approximately $10.7 million in the nine months ended September 30, 2001, compared to $26.9 million provided by financing activities in the same period of 2000. Payments to repurchase convertible subordinated debentures totaled $4.5 million and proceeds from issuance of convertible preferred stock to Telemate.net for the purchase of NACT totaled $15.0 million and proceed from the issuance of common stock totaled $157,000 in the first three quarters of 2001. Proceeds from the issuance of common stock totaling $17.9 million, borrowings from Cereus prior to the merger with Cereus of $10.2 million and proceeds from the issuance of convertible subordinated debentures of $3.7 million were offset by payments on the borrowing outstanding under the credit facility line and long term debt totaling $4.9 million in the first three quarters of 2000.

At September 30, 2001, Verso had no borrowings (or borrowing availability) under the PNC Facility. Although Verso was not in compliance with certain of the financial covenants under the PNC Agreement as of September 30, 2001, the Bank waived Verso's compliance with such covenants. The Bank had previously waived Verso's compliance with certain of the financial covenants under the PNC Agreement at June 30, 2001, and, in connection therewith and the Bank's consent to the NACT acquisition, the issuance of $15 million of preferred stock to Telemate.Net and the Telemate.Net merger, Verso agreed not to borrow under the PNC Agreement until it was in compliance with the covenants for the third quarter of 2001 or had restructured these covenants to bring Verso into compliance.

Verso's short-term cash needs are to cover any operating losses and to cover expenses related to the pending merger with Telemate.Net, which is expected to be completed in November of 2001.

For the remainder of 2001, Verso expects that its primary sources of cash will be from cash on hand, including approximately $4.0 to $4.5 million cash expected to be available to Verso from Telemate.Net upon the completion of Verso's merger with Telemate.Net, Which is expected to be completed in November 2001, although there can be no assurances that such merger will be completed. Accordingly, Verso believes it will have sufficient liquidity from these sources to meet its current financial obligations through 2001.

Verso's long-term cash needs are related to the costs of growing its current business as well as prospective businesses to be acquired, including capital expenditures and working capital, and the remaining purchase price for NACT of $5.3 million, plus up to an additional $2.4 million if certain performance objectives are met, which amounts will be due no later than April 15, 2002. The $2.4 million contingency purchase price for NACT is a potential but unlikely payment, based on management's current assessment. Verso expects to meet these cash needs through cash on hand, a working capital line of credit, if available, or other debt facilities, as well as through possible issuances of equity or debt securities. If Verso is unable to secure a working capital line of credit with sufficient borrowing availability (or restructure its existing line of credit), obtain additional capital or sell assets, Verso may not be able to meet its obligations.

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

Interest Rate Risks

Verso's debt at September 30, 2001, carries interest rates which are both fixed and vary with the prime rate. Accordingly, any increases in the banks' prime rate will reduce Verso's earnings. A 1% increase in the prime rate on the Company's $5,340,000 deferred payment due for the purchase of NACT would result in an annual expense increase of approximately $53,400.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         On or about July 6, 2000, RSL Communications, Ltd. (together with certain of its affiliates (collectively, "RSL")) filed with the American Arbitration Association a demand for arbitration against NACT Telecommunications, Inc. ("NACT"), which became a wholly-owned subsidiary of the Company on July 27, 2001. In the arbitration, RSL has claimed that, pursuant to a Sales Agreement between RSL and NACT, NACT breached its obligation to indemnify and defend RSL against patent infringement claims made against RSL by Aerotel, Ltd. in an action pending in the United States District Court for the Southern District of New York. RSL is seeking to recover from NACT amounts paid by RSL to defend itself in such patent infringement action, which RSL claims is approximately $2.0 million, together with other unspecified damages resulting from NACT's alleged breach. NACT intends to vigorously defend itself in the arbitration. Although no assurances can be given, the Company does not expect the final outcome of this matter to have a material adverse effect on the Company.

Item 2. Changes in Securities

         None

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  2.1 Stock Purchase Agreement dated as of June 4, 2001 between the Company and WA Telcom Products Co., Inc.
                           (Certain of the exhibits and schedules to the Stock
                           Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S- K, and the Company agrees to furnish copies of such omitted exhibits and schedules supplementally to the Securities and Exchange Commission upon request.)(1)

                  4.1 Registration Rights Agreement entered into in connection with the Series B Preferred Stock Purchase
                           Agreement listed below as Exhibit 10.1.(4)

                  4.2      Certificate of Adoption of Resolutions to Establish
                           Preferred Stock Series B.(4)


                  10.1 Series B Preferred Stock Purchase Agreement dated as of May 4, 2001 between the Company and Telemate.Net
                           Software, Inc. (the "Series B Stock Purchase
                           Agreement").(2)

                  10.2     First Amendment to the Series B Stock Purchase
                           Agreement dated as of June 1, 2001 between the Company and Telemate.Net Software, Inc.(3)

                  10.3     Second Amendment to the Series B Stock Purchase
                           Agreement dated as of July 27, 2001 between the Company and Telemate.Net Software, Inc.(4)

                  10.4 Security Agreement entered into in connection with the Series B Stock Purchase Agreement, as amended.(4)

                  10.5 Subordination Agreement entered into in connection with the Series B Stock Purchase Agreement, as amended.(4)

                           (1)      Incorporated by reference to the Company's
                                    Current Report on Form 8-K filed with the Securities and Exchange Commission on June
                                    5, 2001.

                           (2)      Incorporated by reference to the Company's
                                    Current Report on Form 8-K filed with the Securities and Exchange Commission on May
                                    16, 2001.

                           (3)      Incorporated by reference to the Company's
                                    Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June
                                    5, 2001.

                           (4)      Incorporated by reference to the Company's
                                    Current Report on Form 8-K filed with the Securities and Exchange Commission on August
                                    10, 2001.

         (b)      Report on Form 8-K

                  During the quarter ended September 30, 2001, the Company filed one Current Report on Form 8-K with the Securities and Exchange Commission which reported (i) under Item 2 of such report the Company's purchase, on July 27, 2001, of all the outstanding capital stock of NACT Telecommunications, Inc., and (ii) under Item 5 of such report the Company's sale to Telemate.Net Software, Inc. of an aggregate of $15.0 million of the Company's Series B Preferred Stock.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VERSO TECHNOLOGIES, INC.




Date: November 14, 2001       /s/ Juliet M. Reising
                              -------------------------------------------------
                              Executive Vice President and
                                Chief Financial Officer
                              (duly authorized signatory and
                              Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

2.1 Stock Purchase Agreement dated as of June 4, 2001 between the Company and WA Telcom Products Co., Inc. (Certain of the exhibits and schedules to the Stock Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S- K, and the Company agrees to furnish copies of such omitted exhibits and schedules supplementally to the Securities and Exchange Commission upon request.)(1)

4.1 Registration Rights Agreement entered into in connection with the Series B Preferred Stock Purchase Agreement listed below as Exhibit
         10.1.(4)

4.2      Certificate of Adoption of Resolutions to Establish Preferred Stock
         Series B.(4)

10.1 Series B Preferred Stock Purchase Agreement dated as of May 4, 2001 between the Company and Telemate.Net Software, Inc. (the "Series B
         Stock Purchase Agreement").(2)

10.2 First Amendment to the Series B Preferred Stock Purchase Agreement dated as of June 1, 2001 between the Company and Telemate.Net Software, Inc.(3)

10.3 Second Amendment to the Series B Preferred Stock Purchase Agreement dated as of July 27, 2001 between the Company and Telemate.Net
         Software, Inc.(4)

10.4     Security Agreement entered into in connection with the Series B Stock
         Purchase Agreement, as amended.(4)

10.5     Subordination Agreement entered into in connection with the Series B
         Stock Purchase Agreement, as amended.(4)

         (1) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2001.

         (2) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2001.

         (3) Incorporated by reference to the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 5, 2001.

         (4) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2001.