Form 10-K
period 2001-12-31
VERSO TECHNOLOGIES INC
filed 2002-04-01
CIK 797448

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

    [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001




    [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-22190

                             ---------------------

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

                                  678-589-3500
                        (Registrant's Telephone Number)

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: COMMON
                             STOCK, $0.01 PAR VALUE

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes [X]     No [ ]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 22, 2002, 78,022,842 shares of common stock of the registrant were outstanding, and the aggregate market value of the common stock of the registrant as of that date (based upon the last reported sale price of the common stock reported on that date by The Nasdaq National Market), excluding outstanding shares beneficially owned by directors and officers, was $89,736,940.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     NONE.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                   NOTE REGARDING FORWARD-LOOKING STATEMENTS

     CERTAIN STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K (THE "ANNUAL REPORT"), INCLUDING, WITHOUT LIMITATION, IN THE SECTIONS HEREIN TITLED "BUSINESS" AND "MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," OR INCORPORATED HEREIN BY REFERENCE THAT ARE NOT STATEMENTS OF HISTORICAL FACTS ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "WILL" AND SIMILAR EXPRESSIONS ARE EXAMPLES OF WORDS THAT IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS REGARDING OUR FUTURE FINANCIAL POSITION, BUSINESS STRATEGY AND EXPECTED COST SAVINGS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT BELIEFS, AS WELL AS ASSUMPTIONS WE HAVE MADE BASED UPON INFORMATION CURRENTLY AVAILABLE TO US.

     EACH FORWARD-LOOKING STATEMENT REFLECTS OUR CURRENT VIEW OF FUTURE EVENTS AND IS SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY RESULTS EXPRESSED OR IMPLIED BY OUR FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS EXPRESSED OR IMPLIED BY ANY FORWARD-LOOKING STATEMENTS INCLUDE: OUR ABILITY TO GROW AND MANAGE OUR BUSINESS UNTIL OUR OPERATIONS ARE CASH FLOW POSITIVE AND OUR ABILITY TO FUND CONTINUING OPERATING LOSSES AND CAPITAL REQUIREMENTS UNTIL OUR OPERATIONS ARE GENERATING CASH; OUR ABILITY TO SUCCESSFULLY ACCESS THE CAPITAL MARKETS TO FUND THE GROWTH OF OUR BUSINESS AND CONTINUOUS DEVELOPMENT OF OUR PROPRIETARY PRODUCTS; TRENDS FOR THE CONTINUED GROWTH OF OUR BUSINESS; OUR ABILITY TO ENHANCE AND DIVERSIFY REVENUE AND EARNINGS GROWTH; OUR ABILITY TO SUCCESSFULLY MARKET EXISTING PRODUCTS AND SERVICES, WHICH MAY BE ADVERSELY IMPACTED BY COMPETITION; OUR ABILITY TO INTEGRATE OUR BUSINESS WITH THE BUSINESSES OF ENTITIES THAT WE HAVE RECENTLY ACQUIRED AND OTHER ENTITIES WE MAY SUBSEQUENTLY ACQUIRE; OUR ABILITY TO SUCCESSFULLY DEVELOP AND MARKET NEW PRODUCTS AND SERVICES; THE EFFECTS OF OUR ACCOUNTING POLICIES AND GENERAL CHANGES IN GENERALLY ACCEPTED ACCOUNTING PRACTICES; GENERAL ECONOMIC AND BUSINESS CONDITIONS; OTHER RISKS AND UNCERTAINTIES INCLUDED IN THE SECTION OF THIS ANNUAL REPORT TITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RISK FACTORS"; AND OTHER FACTORS DISCLOSED IN OUR OTHER FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC").

     ALL SUBSEQUENT FORWARD-LOOKING STATEMENTS RELATING TO THE MATTERS DESCRIBED IN THIS ANNUAL REPORT AND ATTRIBUTABLE TO US OR TO PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS. WE HAVE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE, EXCEPT AS REQUIRED BY APPLICABLE FEDERAL SECURITIES LAWS, AND WE CAUTION YOU NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.

ITEM 1.  BUSINESS

GENERAL

     Verso Technologies, Inc., a Minnesota corporation (herein referred to as "Verso," the "Company" or "we"), is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. Additionally, the Company provides a turn-key solution for telecommunications carriers that wish to migrate from a legacy circuit-switched network to a next-generation, packet-based network.

     The Company's headquarters is located at 400 Galleria Parkway, Suite 300, Atlanta, Georgia 30339, and its telephone number at that location is (678) 589-3500. The Company maintains a worldwide web address at www.verso.com.

     The Company's ongoing, strategic business units consist of the Company's Gateway Solutions business and the Company's Applications and Services business, both of which are described below.

GATEWAY SOLUTIONS

     The Company's Gateway Solutions business consists of the operations of the Company's switching subsidiary, NACT Telecommunications, Inc. ("NACT"). NACT is a manufacturer of next-generation network gateways, public switched telephone network ("PSTN") Class 4 Tandem switches and telecommunication provisioning and billing systems.

     NACT's complete Voice over Internet Protocol ("VoIP") migration solution includes state-of-the-art hardware and software, operational support system ("OSS") integration, the industry's most widely used applications, and expert training and technical support. For the fiscal year ended December 31, 2001, the Company's revenue from the Gateway Solutions business was $15,773,000, or 54% of the Company's consolidated revenue. Summarized financial information for the Company's Gateway Solutions business is set forth in Note 14 to the consolidated financial statements included in this Annual Report.

  VOIP MIGRATION PLATFORM

     The Company's unique VoIP Migration Platform is an integrated communications server, media gateway and applications server built for service providers seeking to implement lower cost Internet Protocol ("IP")-based voice services. The Company's "pay as you grow" platform provides a complete digital Class 4 switch capable of scaling from 48 ports for small emerging service providers up to 8 million ports for more established providers. The Company has successfully completed beta trials of its VoIP product.

     NACT's STX family of Class 4 Tandem Digital Gateway Switches provides protocol support for T1, E1, Integrated Services Digital Network, Signaling System 7, C7 and VoIP. Each of the STX, Micro STX and Pico STX switches offers the same functionality, but differs in number of ports. The applications of the STX products include long distance, toll-free and calling card applications and provide comprehensive and feature-rich revenue-generating services over a low cost IP-based network infrastructure.

  CONVERGED PROVISIONING AND BILLING PLATFORM

     The Company's stand-alone provisioning and billing platform is one of the first platforms to support a company's customer to receive one bill for all services, regardless of whether such customer's calls were transported via the PSTN or over an IP-based network. Additionally, the Company has built the graphical user interface to support fast, efficient and intuitive provisioning of new services and users. The platform supports comprehensive international functionality, including support for 28 languages, simultaneous multiple currencies and numbering plans. Finally, the platform may be customized to support the customer's unique billing and reporting needs.

APPLICATIONS AND SERVICES

     The Company's Applications and Services business consists of the operations of the Company's customer response center services as well as the operations of the Company's Telemate.Net Software, Inc. ("Telemate.Net") subsidiary. For the year ended December 31, 2001, revenue from the Company's Applications and Services business was $13,580,000, or 46% of the Company's consolidated revenue. Summarized financial information for the Company's Applications and Services business is set forth in Note 14 to the consolidated financial statements included in this Annual Report.

  CUSTOMER RESPONSE CENTER SERVICES

     The Company's support team delivers outsourced technical customer response center services for a customer's network engineers, operational support team and end-users. Based on the customer's specific business goals, the Company's flexible and cost-effective programs can be designed to support a variety of needs, from short-term system upgrades to long-term outsourcing and ongoing product support.

     The Company's technical support services include: 7 x 24 help desk outsourcing; Tier I, II and III product support; in-sourcing; on-site deployment services; hardware and software training; and project management resources.

  CALL ACCOUNTING SOLUTION AND IP-BASED USAGE MANAGEMENT

     Through the Company's Telemate.Net subsidiary, the Company provides patented communications billing and reporting technology for next generation converged IP and PSTN networks.

     Telemate.Net's call accounting solution helps enterprises reduce telecommunication operating expenses and increase telecom cost recovery. Telemate.Net solutions also provide carrier-class reporting via an original equipment manufacturer bundle with Cisco Systems Inc.'s CiscoWorks Voice Manager VoIP solution.

     Telemate.Net's NetSpective products provide Children's Internet Protection Act compliant Internet filtering and reporting solutions that allow schools, government and enterprises to filter and monitor Internet usage and better manage employee productivity.

CUSTOMERS

     Currently, the Company's primary base of customers consists of emerging domestic and international long-distance providers. These customers are buyers of NACT's family of STX Class 4 Tandem switches and telecommunications provisioning and billing systems. Additionally, NACT provides pre-paid long distance applications to these customers. As the Company continues to develop next generation communications services, it expects that it will sell its solutions to larger wholesale and retail telecommunications providers seeking to develop new packet-based telephony services with PSTN reliability and scalability. To date, the Company has installed approximately 400 of NACT's gateways for over 100 customers.

     Currently, the Company services over 21,000 end-users through its customer response center services. The Company's largest client of these services is Six Continents PLC, who has been a customer of the Company since 1992.

     Through the Company's Telemate.Net subsidiary, the Company has installed more than 14,000 of its call accounting and IP-based usage management solutions. Typical end-user customers of the Company's Telemate.Net solutions are domestic commercial enterprises or government agencies with 100 to 10,000 employees.

     For the years ended December 31, 2001, and December 31, 2000, Six Continents PLC was the Company's only customer that accounted for more than 10% of the Company's consolidated revenues. The revenues from this customer represented approximately 31% and 75% of the Company's consolidated revenues for the years ended December 31, 2001, and December 31, 2000, respectively.

SALES AND MARKETING

     The Company's marketing organization is responsible for building brand awareness, identifying key markets and developing innovative products and services to meet the evolving demands of the marketplace. Another objective of the marketing effort is to stimulate the demand for services through a broad range of marketing communications and public relations activities. Primary communication vehicles include advertising, tradeshows, direct response programs, event sponsorship and websites.

     The Company seeks to achieve broader market penetration of its solutions in primarily three ways: expanding international distribution, pursuing new markets, including Internet Service Providers, IP telephony service providers and pre-paid service bureaus, and by selling new, next-generation communication solutions to its current base of customers. The Company also plans to devote research and development efforts toward developing features and functionality that will appeal to larger international and domestic telecommunications carrier customers. The Company sells its services primarily through a direct sales force of 24 individuals located in Provo, Utah, Atlanta, Georgia, the New York City metropolitan area, Miami, Florida and the United Kingdom.

COMPETITION

  GATEWAY SOLUTIONS

     The market for application-based telephony services is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and market entrants. In the market for its gateway solutions, the Company's primary sources of competition include Class 4 solution providers, vendors of networking and telecommunications equipment, and telephony applications companies that bundle their offering with third-party equipment. Some competitors, especially networking and telecommunications equipment vendors, such as Lucent Technologies Inc., Cisco Systems Inc. and Nortel Networks Ltd., have significantly greater financial resources and broader customer relationships than the Company. Other public companies, such as Tekelec and Sonus Networks, Inc., are focusing on market opportunities similar to the Company's, as are a number of smaller, private companies, including Nuera Communications, Inc., Voiceware Systems Corporation and iSoftel Ltd.

  APPLICATIONS AND SERVICES

     The Company's customer response center services compete with those of companies that provide integrated, multi-channel customer contact centers. Examples of such companies include APAC Customer Services Inc., ClientLogic Corporation, Convergys Corporation and SITEL Corporation. The Company also faces competition from a customer's own in-house information technology staff.

     In the market for the Company's call accounting solutions, the Company competes with a number of similar sized companies that provide enterprise communication network usage accounting and billing such as IntegraTrak Inc., MicroTel International, Inc. and Veramark Technologies Inc. In the market for Internet usage reporting and access management, the Company competes with providers of Internet filtering software such as WebTrends Corporation, Elron Electronic Industries, Inc., SurfControl PLC, Websense Inc., Symantec Corporation and Secure Computing Corporation.

INTELLECTUAL PROPERTY RIGHTS

     The Company regards its copyrights, trade secrets and other intellectual property as critical to its success. Unauthorized use of the Company's intellectual property by third parties may damage its brand and its reputation. The Company relies on trademark and copyright law, trade secret protection, and confidentiality, license and other agreements with its employees, customers, partners and others to protect its intellectual property rights. Despite precautions, it may be possible for third parties to obtain and use the Company's intellectual property without its authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is still evolving. The laws of some foreign countries do not protect intellectual property to the same extent as do the laws of the United States of America.

     The Company cannot be certain that the services it provides and the finished products it delivers do not or will not infringe valid patents, copyrights, trademarks or other intellectual property rights held by third parties. The Company may be subject to legal proceedings and claims from time to time relating to the intellectual property of such third parties in the ordinary course of business. Successful infringement claims against the Company may result in substantial monetary liability or may materially disrupt the conduct of its business.

     On September 18, 2001, U.S. Patent No. 6,292,801 was issued to Telemate.Net. The patent covers technology developed by Telemate.Net for tracking PBX, VoIP and IP traffic from a variety of network sources and correlating communications activity with a database of user accounts. The patented techniques are employed in several of Telemate.Net's products, including Telemate.Net's call accounting and NetSpective Internet access management solutions. This technology allows users to combine statistics from diverse network sources to create cohesive network information and reporting. This unique technology for aggregating and correlating network data from different vendors and device types has application to the VoIP softswitch, OSS and billing markets. The patented processes allow the Company's OSS software to gather billing, reporting and maintenance information from a variety of data sources and vendors' products, in addition to its own.

     The Company also has several patent applications pending relating to its VoIP product.

RESEARCH AND DEVELOPMENT

     The Company's research and development expenses in 2001 were primarily related to the enhancement of NACT's existing products and development initiatives associated with NACT's VoIP migration solution. These expenses totaled $2,755,000 for the year ended December 31, 2001. The Company expects that further research and development expenses will relate to subsequent product enhancements as well as the development of additional features and functionality that will be used to target larger carrier customers.

EMPLOYEES

     As of March 15, 2002, the Company had 338 employees, 221 of whom are located at the Company's headquarters in Atlanta, Georgia, 109 of whom are located at the Company's NACT subsidiary in Provo, Utah, and eight of whom are located in various locations throughout the United States.

BACKGROUND

     The Company was incorporated in Minnesota on March 20, 1984. The Company has historically operated as a provider of technology infrastructure solutions, including network performance management systems, OSS integration, and customer response center services. Over the years, the Company has moved away from this line of business and now focuses on providing the products and services offered by its Gateway Solutions business and its Application and Services business. During the last five years, the Company's business developed as described below.

     In 1997, the Company made five acquisitions, adding service offerings in the data communications business. Also during 1997, the Company began focusing its efforts on its end user network systems business, as well as on its entry into the network monitoring and management business.

     In 1998, the Company acquired Encore Systems, Inc., Global Systems and Support, Inc. and Five Star Systems, Inc. (collectively, the "Encore Group"). At the time of such acquisition, the Encore Group provided software and technology services to the hospitality industry, including industry leading customer response center services. The customer response center services remain part of the Company's ongoing business.

     In 1999, the Company merged with Sulcus Hospitality Technologies Corp. ("Sulcus"). Sulcus developed, manufactured, marketed and installed computerized systems primarily intended to automate hospitality industry property management systems and the Squirrel point-of-sale system for the restaurant industry. Also in 1999, the Company merged with Windward Technology Group, Inc. ("Windward"). Windward focused on providing networking and network management services to the application development market.

     Early in the year 2000, the Company's Board of Directors (the "Board") decided to explore the sale of all or a portion of the Company's Hospitality Services Group, which consisted of the Company's lodging business, its restaurant solutions business and its energy management business. Subsequently, the operations of the Hospitality Services Group were classified as discontinued operations, and each of the operating units of the Hospitality Services Group were sold between late 2000 and early 2001. The sale of these operating units included all of the operations of Sulcus and the Encore Group, with the exception of the Company's customer response center services.

     In September 2000, the Company merged with Cereus Technology Partners, Inc. ("Cereus"). Cereus provided end-to-end e-business and B2B technology solutions, including resale of business applications software, e-business strategy, network consulting and hosting and application integration. In connection with the merger with Cereus, the Company changed its name to Verso Technologies, Inc. and put in place the Company's current management team and all but two of the directors currently serving on the Board.

     In November 2000, the Company acquired MessageClick, Inc. ("MessageClick") in a merger transaction. The acquisition of MessageClick provided the Company with a propriety unified communications application focused on serving communications service providers, which the Company identifies as a target market.

     The Company's acquisition of NACT in July 2001 was the Company's first significant investment in the area of next generation communications. The acquisition of NACT and its portfolio of products and services allowed the Company to begin to offer proprietary, integrated switching solutions for communications service providers that want to develop new packet-based telephony services with PSTN reliability and scalability. The acquisition of NACT was funded by a $15 million investment by Telemate.Net, per the Company's merger agreement with Telemate.Net.

     On November 16, 2001, the Company completed its merger with Telemate.Net, pursuant to which Telemate.Net became a wholly-owned subsidiary of the Company. Telemate.Net develops proprietary Internet access, voice and IP network usage management, and intelligence applications that enable businesses to monitor, analyze, and manage the use of their internal network resources. As a result of the merger with Telemate.Net, the Company added next generation applications and application development competencies to the Company's solutions portfolio.

     During the quarter ended December 31, 2001, and in keeping with the Company's focus on providing next generation communications solutions, the Company determined that its value-added reseller ("VAR") business and associated network performance management consulting and integration practice were not strategic to the Company's ongoing objectives and, therefore, decided to discontinue capital and human resource investment in these businesses. Accordingly, the Company elected to report its VAR and associated consulting and integration operations as discontinued operations by early adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is intended to allow a company to more clearly communicate a change in its business that results from a decision to dispose of non-strategic operations. This discontinued presentation includes the operations of Winward and Cereus.

     The Company believes that the presentation of its VAR and associated consulting practice as discontinued operations will allow for a more meaningful comparison of the results from the Company's ongoing, strategic business units; its Gateway Solutions business and its Applications and Services business.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company is headquartered in Atlanta, Georgia, where it currently leases its principal executive offices. The leased facility in Atlanta is approximately 45,000 square feet, which is used for offices and for operations. Pursuant to the lease agreement for the leased facility in Atlanta, which lease agreement expires in February 2010, the Company is obligated to pay rent of approximately $110,000 per month, plus a share of operating expenses. Effective February 2002, the Company is obligated to pay rent with respect to an additional 13,000 square feet totaling $29,000 per month, the costs of which are included in discontinued operations. The Company is pursuing a sublease opportunity with respect to this additional space. The leased facility in Atlanta is used by the Company's Applications and Services business.

     The Company also leases approximately 40,000 square feet of office space in Provo, Utah, which is used for offices and operations. Pursuant to the lease agreement for the leased facility in Provo, which lease agreement expires in December 2009, the Company is obligated to pay rent of approximately $46,000 per month. The leased facility in Provo is used by the Company's Gateway Solutions business.

     The Company is also obligated on leases in a number of other locations in North America through 2004, which are included in its discontinued operations. The Company has subleased some of these locations and is attempting to sublease the remaining locations.

     The Company believes that its leased facilities are adequate to meet its current needs and that additional facilities are available to the Company to meet its expansion needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation with customers, vendors, suppliers and others in the ordinary course of business, and a number of such claims may exist at any given time. All such existing proceedings, taken together, are not expected to have a material adverse impact on the Company's results of operations or financial condition. In addition, the Company is a party to the proceedings discussed below.

     On or about July 6, 2000, RSL Communications, Ltd., together with certain of its affiliates (collectively, "RSL"), filed with the American Arbitration Association a demand for arbitration against NACT as previously described in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001. The arbitration proceeding initiated by RSL has been settled pursuant to that certain Final Settlement Agreement and General Release dated March 13, 2002, among RSL, the Company and NACT.

     On or about May 21, 2001, John M. Good, a former employee of the Company, filed a lawsuit in the Court of Common Pleas, Cuyahoga County, Ohio, against the Company claiming, among other things, fraud, negligence, breach of fiduciary duty, breach of contract and damages resulting from and related to the Company's alleged failure to deliver 50,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), to Mr. Good upon his exercise of an option to purchase such shares on or about January 3, 2000. Mr. Good seeks unspecified damages with respect to such claims. The Company intends to defend such claims vigorously. This case is in the middle of the discovery period, which is expected to close in May 2002. Trial for this case has been set for October 2002. Although no assurances can be given, the Company does not expect the final outcome of this matter to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on November 16, 2001, in Atlanta, Georgia (the "Meeting"). The proposals set forth below were voted on at the Meeting with the following results:

          1. Approval of the Agreement and Plan of Merger, dated as of May 4, 2001, as amended on June 1, 2001, among the Company, a wholly-owned subsidiary of the Company and Telemate.Net and the transactions it contemplates, including: the issuance of shares of Common Stock to Telemate.Net shareholders in the proposed merger transaction; the conversion of Telemate.Net stock options into Company stock options and the assumption of Telemate.Net's stock option plans; and the reconfiguration of the Board. The results were as follows:

30,169,393 FOR  136,285 AGAINST  181,552 ABSTAIN  17,302,103 BROKER NON-VOTES

          2. Election of a Board of eight directors to serve a one-year term. The results were as follows:

DIRECTOR NOMINEE                                             FOR       AUTHORITY WITHHELD
----------------                                          ----------   ------------------
Max E. Bobbitt..........................................  47,276,981        512,352
Gary H. Heck............................................  47,277,981        511,352
James M. Logsdon........................................  46,991,442        797,891
Amy L. Newmark..........................................  47,260,481        528,852
Steven A. Odom..........................................  47,029,742        759,591
Stephen E. Raville......................................  47,277,481        511,852
Juliet M. Reising.......................................  47,029,842        759,491
Joseph R. Wright, Jr....................................  47,277,981        511,352

          There were no abstentions or broker non-votes with respect to the election of any of the director nominees listed above.

          3. Approval of an amendment to the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 200,000,000. The results were as follows:

29,738,909 FOR  541,035 AGAINST  207,285 ABSTAIN  17,302,104 BROKER NON-VOTES

          4. Approval of an amendment to the Company's 1999 Stock Incentive Plan to increase the number of shares of Common Stock underlying the plan from 10,000,000 to 15,000,000 and to remove the restriction on the exercise price of "non-qualified" options that may be granted under the plan. The results were as follows:

45,211,707 FOR  2,329,555 AGAINST  248,071 ABSTAIN  0 BROKER NON-VOTES

          5. Ratification of separate indemnification agreements that have been entered into between the Company and each of its directors and non-director officers at the level of Vice President and above. The results were as follows:

46,103,644 FOR  1,396,014 AGAINST  289,675 ABSTAIN  0 BROKER NON-VOTES

     Each of the foregoing proposals was set forth and described in the Notice of Annual Meeting and Joint Proxy Statement/Prospectus of the Company dated October 12, 2001, included in the Company's Registration Statement on Form S-4 (No. 333-62262) filed with the SEC on June 4, 2001, as amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto, filed with the SEC on August 1, 2001; September 12, 2001; and October 12, 2001, respectively (the "Registration Statement").

ITEM 4.5  EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G (3) of Form 10-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the information regarding the Company's executive officers required by Item 401 of Regulation S-K is hereby included in Part I of this Annual Report.

     The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age, as of March 31, 2002, of such officer:

NAME                                        AGE                    POSITION
----                                        ---                    --------
Steven A. Odom............................  48    Chairman of the Board and Chief Executive
                                                  Officer
James M. Logsdon..........................  54    President and Chief Operating Officer
Juliet M. Reising.........................  51    Executive Vice President, Chief Financial
                                                  Officer and Secretary

     Certain additional information concerning the individuals named above is set forth below:

     STEVEN A. ODOM has served as the Chief Executive Officer and a director of the Company since September 2000 and as the Chairman of the Board since December 2000. From January 2000 to September 2000, Mr. Odom served as the Chairman of the Board and the Chief Executive Officer of Cereus. From 1994 until June 1998, Mr. Odom served as Chairman of the Board and Chief Executive Officer of World Access, Inc., a provider of voice, data and Internet products and services around the world ("World Access"). Mr. Odom served as Chairman of World Access from June 1998 to until June 1999. From 1990 until 1994, Mr. Odom was a private investor in several companies, including World Access and its predecessor. From 1987 until 1990, he served as President of the PCS Division of Executone Information Systems in Atlanta, a public company that manufactured and distributed telephone systems. From 1983 until 1987, Mr. Odom was the founder, Chairman and Chief Executive Officer of Data Contract Company, Inc., a manufacturer of telephone switching equipment and intelligent pay telephones. From 1974 until 1983, he served as the Executive Vice President of Instrument Repair Service, a private company co-founded by Mr. Odom in 1974 that repaired test instruments for local exchange carriers.

     JAMES M. LOGSDON has served as President, Chief Operating Officer and a director of the Company since September 2000. From January 2000 to September 2000, Mr. Logsdon also served as President, Chief

Operating Officer and a director of Cereus. From January 1998 to January 2000, Mr. Logsdon served as Vice President and General Manager of Branch
Operations -- East for the Network Services division of GTE Corporation, a global telecommunications company. From January 1991 to December 1997, he served as GTE's Vice President, Sales & Marketing -- Commercial Markets.

     JULIET M. REISING has served as Executive Vice President, Chief Financial Officer, Secretary and a director of the Company since September 2000. Ms. Reising also served as the Executive Vice President, Chief Financial Officer and director of Cereus from March 2000 to September 2000. From February 1999 to March 2000, Ms. Reising served as Chief Financial Officer of MindSpring Enterprises, Inc., an Internet service provider that merged with EarthLink, Inc. in February 2000. From September 1998 to February 1999, Ms. Reising served as Chief Financial Officer of AvData, Inc., a network management services company acquired by ITC DeltaCom, Inc. in 1999. From September 1997 to September 1998, Ms. Reising served as Vice President and Chief Financial Officer for Composit Communications International, Inc., an international software development company. From August 1995 to September 1997, she served as Vice President and Chief Financial Officer of InterServ Services Corporation, which was merged with Aegis Communications, Inc. in 1997. Ms. Reising started her career with Ernst & Young LLP in Atlanta, Georgia, where she received her certified public accountant license.

     There are no family relationships among any of the executive officers or directors of the Company. Except as disclosed in the applicable employment agreements discussed in the section of this Annual Report titled "Executive Compensation -- Employment and Consulting Agreements," no arrangement or understanding exists between any executive officer and any other person pursuant to which any executive officer was selected to serve as an executive officer. To the best of the Company's knowledge, (i) there are no material proceedings to which any executive officer of the Company is a party, or has a material interest, adverse to the Company, and (ii) there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any executive officer during the past five years. Executive officers of the Company are elected or appointed by the Board and hold office until their successors are elected or until their death, resignation or removal, subject to the terms of applicable employment agreements.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Common Stock is traded on The Nasdaq National Market under the symbol "VRSO." Prior to October 1, 2000, the Common Stock was traded on The Nasdaq National Market under the symbol "ELTX." The Common Stock moved from The Nasdaq Small Cap Market to The Nasdaq National Market on February 17, 2000. The following table sets forth the quarterly high and low bid sale prices for the Common Stock for the years ended December 31, 2001, and 2000, as reported by Nasdaq. The stock prices set forth below do not include adjustments for retail mark-ups, markdowns or commissions, and represent inter-dealer prices and do not necessarily represent actual transactions.

                                                               HIGH      LOW
                                                              -------   ------
YEAR ENDED DECEMBER 31, 2001:
  First Quarter.............................................  $ 2.250   $ .688
  Second Quarter............................................    1.690     .469
  Third Quarter.............................................    1.240      600
  Fourth Quarter............................................    1.500     .500
YEAR ENDED DECEMBER 31, 2000:
  First Quarter.............................................  $19.750   $7.625
  Second Quarter............................................   13.750    4.125
  Third Quarter.............................................    6.563    3.750
  Fourth Quarter............................................    5.125    1.063

     As of March 22, 2002, there were approximately 1,575 holders of record of the Common Stock.

     The Company has never declared or paid cash dividends on the Common Stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's current credit facility with Silicon Valley Bank (the "Bank") prohibits the payment of cash dividends on the Common Stock without the Bank's prior written consent.

     On November 16, 2001, the Company issued six warrants to purchase, in the aggregate, 250,000 shares of Common Stock to an investment bank and five of its affiliates in consideration for investment banking services rendered in connection with the Company's merger with Telemate.Net, which services had a fair market value in excess of the fair market value of such warrants. Each of the warrants may be exercised with respect to all of the underlying shares of Common Stock at any time from November 16, 2001, until November 16, 2004, at an exercise price of $1.00 per share of Common Stock, subject to certain adjustments described in each such warrant. The warrants issued to such investment bank and its affiliates were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from the registration set forth in Section 4(2) of the Securities Act. The Company based such reliance upon factual representations made to the Company by each recipient of the warrants as to such recipient's investment intent, sophistication, and status as an "accredited investor," as that term is defined in Rule 501 of Regulation D under the Securities Act, among other things.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's financial statements and related notes thereto, set forth in Item 14 hereof, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," set forth in Item 7 hereof. The statement of operations data and the balance sheet data have been derived from the audited consolidated financial statements of the Company. The historical results are not necessarily indicative of future results. All amounts in thousands except per share data.

                                                  YEARS ENDED DECEMBER 31,
                                      -------------------------------------------------
                                      2001(B)    2000(C)    1999(D)    1998     1997(E)
                                      --------   --------   -------   -------   -------
STATEMENT OF OPERATIONS DATA (a):
Revenue.............................  $ 29,353   $ 11,988   $10,017   $ 2,914     $--
Loss from Continuing Operations.....    (9,877)   (12,532)   (5,361)   (1,231)    --
Loss from Continuing Operations per
  Common Share -- basic and
  diluted...........................     (0.18)     (0.48)    (0.23)    (0.06)    --

BALANCE SHEET DATA:
Total Assets........................    45,759    175,473    56,054    69,981     --
Long-term Obligations...............     3,428      3,153        --     2,333     --

---------------

(a) Includes the continuing operations of the following companies acquired by the Company from their respective dates of acquisition: Customer Response Center, a division of Encore Systems, Inc. (September 1, 1998); MessageClick (November 22, 2000); NACT (July 27, 2001); and Telemate.Net (November 16,
    2001).

(b) The 2001 loss from continuing operations includes $1.5 million of intangibles amortization and $1.8 million in amortization of deferred compensation primarily related to acquisitions during 2000, and $606,000 in non-cash interest expense related to the amortization of the discount on convertible subordinated debentures and loan fees.

(c) The 2000 loss from continuing operations includes $982,000 of goodwill amortization and $482,000 in amortization of deferred compensation primarily related to acquisitions during 2000, $1.8 million in loss on asset abandonment, $511,000 in reorganization costs and $715,000 in non-cash interest expense primarily related to the amortization of the discount on convertible subordinated debentures and loan fees.

(d) The 1999 loss from continuing operations includes $543,000 in merger-related transaction and reorganization costs and $982,000 in goodwill amortization.

(e) The operations of the Customer Response Center were acquired in 1998; therefore, no continuing operations existed in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a communications technology solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company's continuing operations include two separate business segments, Gateway Solutions, which includes the Company's subsidiary NACT, and Applications and Services, which includes its customer response center operations and its subsidiary Telemate.Net. NACT was acquired in July 2001 and Telemate.Net was acquired in November 2001. The Company's discontinued operations include its VAR business and associated consulting practice and its hospitality services group ("HSG"), which developed and marketed proprietary software and related integration and maintenance services.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Telemate.Net which merged with the Company on November 16, 2001, NACT which was acquired by the Company on July 27, 2001, MessageClick which merged with the Company on November 22, 2000, and Cereus and its subsidiaries, which merged with the Company on September 29, 2000, each in transactions accounted for as purchases, and Sulcus and Windward, each of which merged with the Company in the first quarter of 1999 in transactions accounted for as poolings-of-interests. The consolidated financial statements for 1999 include the results of Sulcus and Windward for the entire year. Cereus, Sulcus and Windward are included in discontinued operations.

     The Company believes that the foregoing events significantly affect the comparability of the Company's results of operations from year to year. You should read the following discussion of the Company's results of operations and financial condition in conjunction with the Company's consolidated financial statements and related notes thereto included in Item 14 of this Annual Report.

RESULTS OF OPERATIONS

  FISCAL YEAR 2001 COMPARED WITH FISCAL YEAR 2000

     For the year ended December 31, 2001, the Company's net loss totaled $147.6 million, or $2.71 per share, compared with net loss of $55.5 million, or $2.14 per share, for 2000. The 2001 results include $1.5 million in amortization of intangibles, $1.8 million in amortization of deferred compensation primarily related to acquisitions during 2000, a loss from discontinued operations of $136.1 million and an extraordinary item -- loss from debt conversion totaling $1.6 million. The 2000 results include $982,000 in amortization of intangibles, $482,000 in amortization of deferred compensation primarily related to acquisitions during 2000, $1.8 million loss on asset abandonment, $511,000 in reorganization costs and a loss from discontinued operations of $43.0 million.

  Continuing Operations

     For the year ended December 31, 2001, the Company's net loss from continuing operations totaled $9.9 million, or $.18 per share, compared with a net loss of $12.5 million, or $.48 per share, for 2000. The 2001 results included $1.5 million in amortization of intangibles and $1.8 million in amortization of deferred compensation primarily related to acquisitions during 2000. The 2000 results included $982,000 in amortization of intangibles, $482,000 in amortization of deferred compensation primarily related to acquisitions during 2000, $1.8 million loss on asset abandonment and $511,000 in reorganization costs.

     Total revenue was $29.4 million in the year ended December 31, 2001, reflecting a 145% increase from 2000. Total revenue in the year ended December 31, 2001 included $15.8 million from NACT and $971,000 from Telemate.Net. Products revenue was $14.4 million in the year ended December 31, 2001, and was primarily related to the NACT products. Services revenue was $15.0 million in the year ended December 31, 2001, reflecting a 25% increase from 2000. Gross profit increased by $9.0 million in the year ended December 31, 2001, and was 51% of revenue in 2001, compared with 44% of revenue in 2000. The increase in revenue, gross profit percentage and amount of gross profit resulted primarily from the acquisition of NACT in 2001.

     Total operating expenses incurred in continuing operations for the year ended December 31, 2001, were $23.7 million, an increase of $8.1 million compared to 2000. The increase is primarily attributable to the following items:
$3.5 million increase in sales, general and administrative expenses, $2.8 million increase in research and development expense, $1.3 million increase in depreciation expense, $529,000 increase in intangible amortization and an increase in amortization of deferred compensation of $1.3 million offset by $1.8 million decrease in loss on asset abandonment and $511,000 decrease in reorganization costs.

     The increase in sales, general and administrative expenses resulted from the addition of personnel and related costs related to the acquisition of NACT of approximately $3.6 million offset by the reduction of corporate sales, general and administrative expenses of approximately $1.2 million. The decrease in corporate sales, general and administrative expenses resulted primarily from the cost savings from the reorganization during 2000, as well as, on-going cost reduction initiatives affecting personnel, telecom and other general and administrative expenses.

     The increase in research and development expense is primarily related to the acquisition of NACT in the third quarter of 2001.

     The increase in depreciation expense is primarily related to the purchase of furniture and equipment of approximately $1.4 million and $5.3 million during 2001 and 2000, respectively, as well as the increased depreciation related to the assets acquired in the NACT acquisition. Capital expenditures are primarily depreciated on a straight-line basis over an estimated useful life of three years.

     The $529,000 increase in intangible amortization is primarily related to the reduction in the remaining estimated life of a previously existing intangible asset and an intangible asset acquired in the NACT acquisition.

     In 2000, the Company recorded reorganization costs of approximately $511,000 related to a reorganization announced during the second quarter of 2000.

     The $1.3 million increase in amortization of deferred compensation primarily related to the Cereus merger in September 2000. The deferred compensation represents the intrinsic value of the Cereus unvested options outstanding at the date of the acquisition of Cereus and is amortized over the remaining vesting period.

     In 2000, the Company decided to replace software used internally and recorded a loss on asset abandonment of $1.8 million.

     As a percent of revenue, operating expenses from continuing operations were 70% during the year ended December 31, 2001 (excluding the amortization of intangibles and deferred compensation) down from 107% in 2000 (excluding the amortization of intangibles and deferred compensation, loss on asset abandonment and reorganization costs).

  Business Unit Performance

                                  GATEWAY         APPLICATIONS
                                 SOLUTIONS        AND SERVICES         CONSOLIDATED
                               --------------   -----------------   -------------------
                                           FOR THE YEAR ENDED DECEMBER 31,
                               --------------------------------------------------------
                                2001     2000    2001      2000       2001       2000
                               -------   ----   -------   -------   --------   --------
                                                (DOLLARS IN THOUSANDS)
Revenue......................  $15,773    $--   $13,580   $11,988   $ 29,353   $ 11,988
                               =======    ==    =======   =======   ========   ========
Gross profit.................    9,106    --      5,981     5,330     15,087      5,330
Gross margin.................       58%   --         44%       44%        51%        44%
Research and development.....    1,938    --        817        --      2,755         --
Sales, general and
  administrative.............    3,599    --      2,566     1,462      6,165      1,462
Other income.................      203    --         --        --        203         --
                               -------    --    -------   -------   --------   --------
Contribution before
  unallocated items..........  $ 3,772    $--   $ 2,598   $ 3,868      6,370      3,868
                               =======    ==    =======   =======
Unallocated items
  Corporate, sales, general
     and administrative
     expenses*...............                                          9,349     10,562
  Depreciation expense.......                                          2,160        863
  Amortization expense.......                                          1,511        982
  Reorganization costs.......                                             --        511
  Loss on asset
     abandonment.............                                             --      1,760
  Amortization of deferred
     compensation............                                          1,766        482
                                                                    --------   --------
       Operating loss........                                         (8,416)   (11,292)
Interest expense, net........                                          1,361      1,240
Income taxes.................                                            100         --
                                                                    --------   --------
  Loss from continuing
     operations before
     extraordinary item......                                       $ (9,877)  $(12,532)
                                                                    ========   ========

---------------

* All rent, utilities and other corporate office expenses, corporate marketing expenses, corporate development costs and corporate human resources, accounting and information technology functions that support corporate, as well as, the Applications and Services segment are reflected in unallocated corporate, sales, general and administrative expenses. Office expenses, human resources, accounting and information technology costs specifically related to the Gateway Solutions segment are reflected in its contribution before unallocated items.

GATEWAY SOLUTIONS

     Gateway Solutions represents the sales of NACT products and related services. Prior to the acquisition of NACT on July 27, 2001, the Company became an NACT reseller in the first quarter of 2001. The Company resold NACT gateway solutions totaling $2.8 million and cost of product sales totaled $2.2 million during the first and second quarters of 2001. All other revenue and expenses represent the operations of NACT subsequent to its acquisition by the Company.

APPLICATIONS AND SERVICES

     Total applications and services revenue was $13.6 million in the year ended December 31, 2001, a 13% increase from 2000. The $1.6 million increase in revenue is comprised of an increase in customer response center revenues of $530,000 and revenue from Telemate.Net subsequent to its acquisition by the Company on November 16, 2001 of $971,000.

     Gross profit remained constant in the year ended December 31, 2001, and was 44% percent of revenue, compared with 44% of revenue in 2000.

     Allocated operating expenses incurred in Applications and Services for the year ended December 31, 2001, were $3.4 million, an increase of $1.9 million compared to 2000. The increase of $817,000 in research and development relates primarily to MessageClick (which was acquired by the Company in late 2000), whose operations were substantially eliminated in the second quarter of 2001. The increase in sales, general and administrative relates to Telemate.Net subsequent to its acquisition by the Company and MessageClick totaling $823,000. As a percent of revenue, allocated operating expenses for Applications and Services were 25% during the year ended December 31, 2001, up from 12% in 2000.

  Discontinued Operations

     Following the Company's acquisition of NACT in July of 2001, the Company determined that its VAR business and associated consulting practice were not strategic to the Company's ongoing objectives and discontinued capital and human resource investment in these businesses. Accordingly, the Company has elected to report its VAR business and associated consulting practice as discontinued operations by early adoption of SFAS 144. These businesses were added to the Company's HSG (which was reported as discontinued operations in 2000) for a combined presentation of discontinued operations, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of these business segments.

     During 2000, the Board formally decided to dispose of HSG. In December 2000, the Company completed the sale of its domestic lodging business and international hospitality business for aggregate proceeds of $10.0 million. The Company sold its restaurant solutions business for aggregate proceeds of $8.5 million in January 2001.

     The loss on the sale of HSG totaled $11.5 million. A loss of $11.0 million was recorded in the third and fourth quarters of 2000. The loss included a reduction in asset values of approximately $6.7 million and a provision for anticipated closing costs and operating losses until disposal of approximately $4.8 million. An additional $500,000 was recorded in the third quarter of 2001, related to winding up the Company's international hospitality operations, the assets of which were sold in the fourth quarter of 2000.

     SUMMARY OPERATING RESULTS OF THE DISCONTINUED OPERATIONS (IN THOUSANDS) ARE AS FOLLOWS:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001        2000
                                                              ---------   --------
Revenue.....................................................  $  12,762   $ 96,944
                                                              =========   ========
Gross profit................................................        374     23,429
                                                              =========   ========
Operating loss..............................................  $(135,598)   (35,291)
Interest expense............................................         --       (785)
Loss on disposal of assets..................................       (500)    (6,704)
Income tax expense..........................................         --       (170)
                                                              ---------   --------
Loss from discontinued operations...........................  $(136,098)  $(42,950)
                                                              =========   ========

     The operating loss in 2001 includes depreciation of $546,000, amortization of intangibles of $22.7 million, write-down of goodwill of $95.3 million, reorganization costs of $9.2 million and amortization of deferred compensation of $267,000. The operating loss in 2000 includes depreciation of $1.8 million, amortization of intangibles of $11.5 million, loss on asset abandonment of $218,000, reorganization costs of $1.0 million and amortization of deferred compensation of $126,000.

     The reorganization costs consist of the following (in thousands):

                                                               2001     2000
                                                              ------   ------
Severance costs.............................................  $1,217   $  819
Facilities closings.........................................   6,162      258
Inventory write-down........................................   1,005       --
MessageClick ASP exiting costs..............................     824       --
                                                              ------   ------
                                                              $9,208   $1,077
                                                              ------   ------

  Extraordinary Item

     In January 2001, the Company modified the terms of the $7.0 million outstanding balance of its 5% convertible subordinated debentures as follows: the Company repurchased $4.5 million, converted $1.5 million into shares of Common Stock at a price of $1.40 per share, fixed the conversion rate at $1.19 per share for the remaining $1.0 million and issued warrants to purchase 945,378 shares of Common Stock at an exercise price of $2.00 per share. The cost of this conversion and early retirement of debt totaled $1.6 million.

  FISCAL YEAR 2000 COMPARED WITH FISCAL YEAR 1999

     For the year ended December 31, 2000, the Company's net loss totaled $55.5 million, or $2.14 per share, compared with net loss of $9.8 million, or $.41 per share, for 1999. The 2000 results include $982,000 in amortization of intangibles, $482,000 in amortization of deferred compensation primarily related to acquisitions during 2000, $1.8 million loss on asset abandonment, $511,000 in reorganization costs and a loss from discontinued operations of $43.0 million. The 1999 results include $982,000 in amortization of intangibles, $462,000 in reorganization costs, $81,000 in transaction costs and a loss from discontinued operations of $4.5 million.

  Continuing Operations

     For the year ended December 31, 2000, the Company's net loss from continuing operations totaled $12.5 million, or $.48 per share, compared with a net loss of $5.4 million, or $.23 per share, for 1999. The 2000 results include $482,000 in amortization of deferred compensation primarily related to purchases during 2000, $1.8 million loss on asset abandonment and $511,000 in reorganization costs. The 1999 results include $462,000 in reorganization costs and $81,000 in transaction costs.

     Total revenue, which was entirely from services, was $12.0 million in the year ended December 31, 2000, reflecting a 19.7% increase from 1999. Gross profit increased by $927,000 in the year ended December 31, 2000, and was 44% percent of revenue, compared with 44% of revenue in 1999.

     Total operating expenses incurred in continuing operations for the year ended December 31, 2000, were $16.6 million, an increase of $7.0 million compared to 1999. The increase is primarily attributable to the following items:
$4.0 million increase in sales, general and administrative expenses, $793,000 increase in depreciation expense, an increase in reorganization cost of $49,000, amortization of deferred compensation of $482,000 and $1.8 million in loss on asset abandonment.

     The increase in sales, general and administrative expenses resulted from the addition of personnel and related costs related to the expansion of the Company's marketing, finance, human resources and facilities costs related to supporting its plans for growth, which did not materialize. Because the growth did not materialize, in the second quarter of 2000, the Company announced a reorganization as part of its effort to improve operational efficiencies and financial performance. As a result of the reorganization, the Company recorded reorganization costs of $511,000 (non-cash charges related to common stock issued and the intrinsic value of options previously issued to employees with accelerated vesting and extended exercise dates). The increase in depreciation expense is related to the purchase of furniture and equipment of approximately $5.3 million during 2000 and the amortization of deferred compensation of $482,000 related to the purchase of Cereus in September 2000. In 2000, the Company decided to replace software used internally and recorded a loss on asset abandonment of $1.8 million.

     In 1999, in connection with the Company's relocation of its headquarters to Atlanta, Georgia, the Company recorded reorganization costs of $462,000 related to recruiting and relocation of personnel. Also in 1999, the Company acquired two businesses in transactions accounted for as poolings-of-interests and the Company recorded merger-related transaction costs totaling $81,000 in connection with these acquisitions. As a percent of revenue, operating expenses from continuing operations were 107% in 2000 (excluding the amortization of intangibles and deferred compensation, loss on asset abandonment and reorganization costs), up from 80% in 1999 (excluding the amortization of intangibles, reorganization costs and transaction costs).

  Business Unit Performance

     During 2000 and 1999, the Company operated only one of the business units that now comprise its continuing operations.

  Discontinued Operations

     Following the Company's acquisition of NACT in July of 2001, the Company determined that its VAR business and associated consulting practice were not strategic to the Company's ongoing objectives and discontinued capital and human resource investment in these businesses. Accordingly, the Company has elected to report its VAR business and associated consulting practice as discontinued operations by early adoption of SFAS 144. These businesses were added to HSG for a combined presentation of discontinued operations, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of these business segments.

     During 2000, the Board formally decided to dispose of HSG. In December 2000, the Company completed the sale of its domestic lodging business and international hospitality business for aggregate proceeds of $10.0 million. The Company sold its restaurant solutions business for aggregate proceeds of $8.5 million in January 2001.

     The loss on the sale of HSG totaled $11.0 million and was recorded in the third and fourth quarters of 2000. The loss included a reduction in asset values of approximately $6.7 million and a provision for anticipated closing costs and operating losses until disposal of approximately $4.8 million.

     SUMMARY OPERATING RESULTS OF THE DISCONTINUED OPERATIONS (IN THOUSANDS) ARE AS FOLLOWS:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenue.....................................................  $ 96,944   $119,296
                                                              ========   ========
Gross profit................................................    23,429     41,948
                                                              ========   ========
Operating loss..............................................   (35,291)    (3,994)
Interest expense............................................      (785)      (459)
Loss on disposal of assets..................................    (6,704)        --
Income tax expense..........................................      (170)       (24)
                                                              --------   --------
Loss from discontinued operations...........................  $(42,950)  $ (4,477)
                                                              ========   ========

     The operating loss in 2000 includes depreciation of $1.8 million, amortization of intangibles of $11.5 million, loss on asset abandonment of $218,000, reorganization costs of $1.0 million and amortization of deferred compensation of $126,000. The operating loss in 1999 includes depreciation of $1.2 million, amortization of intangibles of $868,000, reorganization costs of $192,000 and transaction costs of $170,000.

CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES

     The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, lower than anticipated growth from existing customers, an inability to attract new customers, an inability to successfully integrate acquisitions, technology changes, or a decline in the financial stability of the Company's customers. Negative developments in these or other risk factors could have a material adverse effect on the Company's financial position and results of operations.

     A summary of the Company's critical accounting policies follows:

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company is required to estimate the collectibility of its trade receivables. Considerable judgment is required in assessing the ultimate realization of these receivables, including the creditworthiness of each customer. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current market environment.

  INVENTORY RESERVE

     The Company is required to state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. The Company has recorded changes in required reserves in recent periods due to impact of current and future technology trends and changes in strategic direction, such as discontinuances of product lines, as well as changes in market conditions due to changes in demand requirements. It is possible that changes in required inventory reserves may continue to occur in the future due to the current market conditions.

  RESTRUCTURING ACCRUALS

     During the second and third quarters of 2001, the Company initiated certain restructuring plans. In conjunction with these restructuring plans, the Company established a restructuring reserve account for the estimated costs related to the plans. These costs primarily related to facilities closings, severance costs and MessageClick ASP service exiting costs. For the facilities closings cost a reserve was established for all remaining lease payments due on buildings and equipment that were no longer being utilized in continuing operations, less assumptions for sub-leases. The accrual for one lease with total payments remaining of $2.7 million, assumes that the building will be sub-leased for 50% of the lease value. As of December 31, 2001, the Company had a remaining reserve balance of approximately $3.8 million, which is included in current liabilities of discontinued operations. The Company believes that this remaining estimated balance is appropriate to cover future obligations associated with the restructurings.

  FAIR VALUE OF ASSETS AND LIABILITIES ACQUIRED

     During 2001, the Company acquired NACT and Telemate.Net (see further discussion in Note 3 to the consolidated financial statements). In conjunction with the acquisitions, the Company was required to estimate the fair value of assets (including goodwill and other intangibles) and liabilities acquired based on industry conditions, historical experience and future operational cash flow projections, option valuation models and evaluation of events subsequent to the acquisitions. The Company believes that the estimated purchased balances approximate fair market value.

  DEFERRED TAX ASSET VALUATION ALLOWANCE

     The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessment. Realization of the Company's deferred tax assets is principally dependant upon achievement of future taxable income. The Company's judgments regarding future profitability may change due to market conditions, its ability to continue to successfully execute its strategic plan and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances. Due to the uncertainty of the Company's ability to recognize the entire tax benefit, the Company established an offsetting provision for the tax benefit recorded.

  LITIGATION AND RELATED CONTINGENCIES

     The Company is subject to proceedings, lawsuits and other claims related to labor, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as, potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue based upon the then current facts and circumstances. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

  INTANGIBLE ASSETS

     The Company has significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. The Company assesses the recoverability of its intangible assets by determining whether the value of goodwill and other acquired intangible assets over their remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which stipulates an impairment test is to be performed at each reporting date that requires a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, then an impairment loss shall be recognized in an amount equal to that excess.

LIQUIDITY AND CAPITAL RESOURCES

  SUMMARY

     Liquidity is the measurement of the Company's ability to have adequate cash or access to cash at all times in order to meet financial obligations when due, as well as to fund corporate expansion and other activities. Historically, the Company has met its liquidity requirements through a combination of working capital provided by debt from third party lenders, issuances of debt and equity securities, sale of discontinued businesses and acquisitions.

     At December 31, 2001, the Company had a negative working capital position (excess of current liabilities over current assets) of $4.6 million compared to a positive working capital position of $133.4 million at December 31, 2000. (Included in the positive working capital at December 31, 2000 is $153.9 million of assets of discontinued operations, including $119.2 million of intangible assets, $4.5 million of capitalized software and $4.3 million of furniture and equipment.) Of the negative working capital at December 31, 2001, $5.5 million, including accrued interest, relates to the deferred payment due for the purchase of NACT of which $1.8 million is expected to be deferred until 2003 through a restructuring of this deferred payment (see Note 15 to the consolidated financial statements). The Company's cash and cash equivalents totaled $7.7 million at December 31, 2001, and $11.0 million at December 31, 2000. Total long-term debt including current portion, net of discount was $3.4 million at December 31, 2001 and $9.5 million at December 31, 2000. Borrowings under the Company's line of credit were zero at December 31, 2001 and 2000.

  CASH FLOW

     Cash used in the Company's continuing operations in the year ended December 31, 2001, totaled approximately $6.8 million compared with $12.3 million in 2000. The Company's use of cash in continuing operations during 2001 resulted primarily from a net loss of $11.5 million, cash used for changes in current operating items of approximately $4.6 million and was offset by non-cash charges totaling $9.4 million (including depreciation and amortization of $5.9 million, provision for doubtful accounts of $1.5 million and an extraordinary item -- loss on debt conversion of $1.6 million). The Company's use of cash in continuing operations during 2000 resulted primarily from a net loss $12.5 million, cash used for changes in current operating items of approximately $4.8 million and was offset by non-cash charges totaling $5.0 million (including depreciation and amortization of $3.0 million, provision for doubtful accounts of $198,000 and loss on asset abandonment of $1.8 million).

     Cash used in the Company's discontinued operations in the year ended December 31, 2001, totaled $5.8 million compared with $24.3 million in 2000.

     The Company used cash in investing activities for continuing operations in the year ended December 31, 2001, of approximately $17.6 million, compared with $5.7 million in 2000. In 2001, the Company used $16.1 million in cash related to the acquisitions of NACT and Telemate.Net. The Company spent $1.4 million and $5.3 million on capital expenditures in 2001 and 2000, respectively.

     Cash provided by discontinued operations from investing activities totaled $8.1 million in 2001 compared with $2.4 million in 2000. During 2001, the Company received net proceeds from sale of discontinued operations totaling $8.1 million for the sale of its restaurant solutions business. During 2000, the Company received net proceeds from sale of discontinued operations totaling $8.6 million for the sale of its lodging and international businesses and the Company spent approximately $2.3 million on software development costs during 2000 and approximately $2.0 million on purchases of furniture and equipment during 2000. The Company used $1.9 million of cash related to the acquisition of Cereus.

     Cash provided by financing activities from continuing operations totaled approximately $11.3 million in 2001, compared with $29.6 million in 2000. Proceeds from issuance of redeemable preferred stock totaling $15 million, and net proceeds from the issuance of common stock totaling $755,000 were offset by payments on the convertible subordinated debentures totaling $4.5 million in 2001. Proceeds from issuance of convertible subordinated debentures totaling $11.3 million, an advance from Cereus, prior to the merger, of $10.2 million, and proceeds from the issuance of common stock totaling $17.7 million were offset by payments on the borrowing outstanding under the credit facility line and long-term debt totaling $9.7 million in 2000.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following summarizes the Company's future contractual obligations at December 31, 2001 (in thousands):

                                                        PAYMENTS DUE BY PERIOD
                                          --------------------------------------------------
                                                     LESS
                                                    THAN 1                           AFTER 5
CONTRACTUAL OBLIGATIONS                    TOTAL     YEAR    1-3 YEARS   4-5 YEARS    YEARS
-----------------------                   -------   ------   ---------   ---------   -------
Deferred payment due for the purchase of
  NACT*.................................  $ 5,340   $5,340    $   --      $   --     $   --
Convertible subordinated debentures.....       --       --        --       4,500         --
Line of credit..........................       --       --        --          --         --
Operating Leases:
  Continuing operations.................   16,399    2,072     4,021       3,963      6,343
  Discontinued operations...............    3,449      621       902         738      1,188
                                          -------   ------    ------      ------     ------
Total contractual cash obligations......  $29,688   $8,033    $4,923      $9,201     $7,531
                                          =======   ======    ======      ======     ======

---------------

* On March 29, 2002, the Company entered into a Settlement Agreement and General Release (the "WATP Settlement Agreement") with WA Telcom Products Co., Inc. ("WATP") which provides for a restructuring of the deferred payment due by the Company to WATP pursuant to that certain Stock Purchase Agreement, dated as of July 4, 2001, as amended, between the Company and WATP, whereby the Company purchased from WATP all the issued and outstanding capital stock of NACT. Pursuant to the WATP Settlement Agreement, the Company's obligation to pay to WATP the deferred payment (the "Deferred Amount") on the date the Company files its Annual Report on Form 10-K for the year ended December 31, 2001, will be restructured pursuant to the terms and conditions of a Convertible Secured Promissory Note to be made by the Company in favor of WATP, in the aggregate principal amount of

  $4,250,000, together with interest accrued thereon the ("Note"), pursuant to which the aggregate principal amount and accrued interest thereunder is payable by the Company as follows: (i) $1.5 million on the date the Note is issued; (ii) $500,000 on each of July 1, 2002; October 1, 2002; and January 1, 2003; and (iii) $1.25 million plus all interest accrued under the Note since April 1, 2002, on April 1, 2003. Also pursuant to the WATP Settlement Agreement, the Company shall pay to WATP $1.5 million on April 1, 2002. The WATP Settlement Agreement is subject to the approval of the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"), which has jurisdiction over WATP's pending bankruptcy proceeding, and the Company's obligation to pay the Deferred Amount has been suspended until the WATP Settlement Agreement is so approved or it terminates pursuant to its terms. If the Bankruptcy Court grants such approval by May 31, 2002, then the $1.5 million payment to be made by the Company to WATP on April 1, 2002 will be applied to the payment due under the Note on the date the Note is issued. If the Bankruptcy Court does not grant such approval by such time, then such payment will be applied to the Deferred Amount owed by the Company, and the Company will be required to pay to WATP the remainder of the Deferred Amount totaling approximately $4.0 million.

     At December 31, 2001, the Company had no borrowings under its $5.0 million credit facility with Silicon Valley Bank (the "Credit Agreement"). The Credit Agreement is secured by substantially all of the assets of the Company. The availability under the Credit Agreement at December 31, 2001 is based on an analysis of available collateral based on an audit by the Bank, which is being completed now, and is expected to be determined well in advance of any expected borrowing needs.

SOURCES OF CASH

     For 2002, the Company expects that its primary sources of cash will be from cash on hand, working capital provided by operating activities, borrowings under the Credit Agreement and other possible sources, including issuances of equity or debt securities. The Company believes that, with its current operations, which were cash flow positive in the fourth quarter of 2001, and with the restructuring of the Deferred Amount, it will have sufficient liquidity from these sources to meet its current financial obligations through 2002. However, the Credit Agreement contains certain financial covenants and limitations on the Company's ability to access funds under the Credit Agreement. If the Company is in violation of the Credit Agreement, or does not have sufficient eligible accounts receivable and inventory to support the level of borrowings it may need, the Company may be unable to draw on the Credit Agreement to the extent necessary. To the extent the Company does not have borrowing availability under the Credit Agreement, the Company may be required to obtain additional sources of capital, sell assets, obtain an amendment to the Credit Agreement or otherwise restructure its outstanding indebtedness.

     In addition, as noted above, the WATP Settlement Agreement is subject to Bankruptcy Court approval, and, if the Bankruptcy Court does not grant such approval by May 31, 2002, then the Company will be required to pay to WATP the remainder of the Deferred Amount totaling approximately $4.0 million.

     If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the Credit Agreement or otherwise restructure its outstanding indebtedness, the Company may not be able to meet its obligations.

     The Company's short-term cash needs are to cover working capital needs, including cash operating losses, if any, capital expenditures, the restructured payments during 2002 for the NACT acquisition and payments related to discontinued operations. At December 31, 2001, the Company accrued $674,000 for Telemate.Net related severances and $4.9 million in payments related to discontinued operations. The Company expects to pay out $1.6 million related to Telemate.Net severances and discontinued operations in 2002.

     The Company's long-term cash needs are related to the costs of growing its current business as well as prospective businesses to be acquired, including capital expenditures and working capital, and funding the deferred payment for the purchase of NACT. The Company expects to meet these cash needs through cash from operations, if any, cash on hand, borrowings under the Credit Agreement or other debt facilities, if available, as well as through possible issuances of equity or debt securities. If the Company is unable to secure a working capital line of credit with sufficient borrowing availability (or restructure its existing line of credit), obtain additional capital or sell assets, the Company may not be able to meet its obligations and growth plans.

RISK FACTORS

     You should carefully consider the following risk factors as well as other information included in this Annual Report. If any of the following risks or uncertainties actually occurs, then our business, financial condition and results of operations could be materially adversely affected. In that event, the trading price of our Common Stock could decline.

  WE MAY BE UNABLE TO FUND FUTURE GROWTH.

     Our business strategy calls for growth internally as well as through acquisitions. This growth will require funding for additional personnel, capital expenditures and other expenses, as well as for working capital purposes. Financing may not be available to us on favorable terms or at all. If adequate funds are not available on acceptable terms, then we may not be able to meet our business objectives for expansion. This in turn could harm our business, results of operations and financial condition. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, then the percentage of ownership of our existing shareholders will be reduced, and any new securities could have rights, preferences and privileges senior to those of our Common Stock. Furthermore, if we raise capital or acquire businesses by incurring indebtedness, then we will become subject to the risks associated with indebtedness, including interest rate fluctuations and any financial or other covenants that our lender may require.

  WE MAY NOT BECOME PROFITABLE.

     We have a history of net losses, including net losses of approximately $147.6 million for the 2001 fiscal year, $55.5 for the 2000 fiscal year and $9.8 for the 1999 fiscal year. As of December 31, 2001, we had accumulated deficit of approximately $252.1 million. We have not achieved profitability on a quarterly or annual basis. Our revenues may not grow and we may never generate sufficient revenues to achieve or sustain profitability.

  THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE.

     The stock market in general, and the market for technology companies in particular, has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. During the year ended December 31, 2001, the per share closing price of our Common Stock on The Nasdaq National Market fluctuated from a high of $2.25 to a low of $0.50, and from January 1, 2002 to March 27, 2002, the per share closing price of our Common Stock fluctuated from a high of $1.79 to a low of $1.18. We believe that the volatility of the price of our Common Stock does not necessarily relate to our performance and is broadly consistent with volatility experienced in our industry. Fluctuations may occur, among other reasons, in response to operating results; announcements by competitors; regulatory changes; economic changes; market valuation of technology firms; and general market conditions. Additionally, our operating results in one or more future quarters may fall below the expectations of securities analysts and investors, which would likely cause the trading price our Common Stock to decline. The trading price of our Common Stock could continue to be subject to wide fluctuations in response to these or other factors, many of which are beyond our control. If the market price of our Common Stock decreases, then shareholders may not be able to sell their shares of Common Stock at a profit.

  A LOW PRICE FOR OUR COMMON STOCK COULD RESULT IN ITS DELISTING FROM THE NASDAQ NATIONAL MARKET.

     As noted above, our Common Stock is currently quoted on The Nasdaq National Market. We must satisfy Nasdaq's minimum listing maintenance requirements to maintain our listing on The Nasdaq National Market. Nasdaq's listing maintenance requirements include a series of financial tests relating to shareholders' equity, public float, number of market makers and shareholders, market capitalization, and maintaining a minimum bid price of $1.00 per share for shares of our Common Stock. The minimum bid price of our Common Stock has been less than $1.00 per share at various times during the year ended December 31, 2001.

If the bid price of our Common Stock falls below $1.00 for a period that exceeds that allowed by The Nasdaq National Market, or if we are unable to continue to meet Nasdaq's standards for any reason, then our Common Stock could be delisted from The Nasdaq National Market.

     If our Common Stock is delisted from The Nasdaq National Market, then it would trade on either The Nasdaq SmallCap Market or on the Over-the-Counter Bulletin Board, both of which are viewed by most investors as less desirable and less liquid marketplaces. Thus, delisting from The Nasdaq National Market could make trading our shares more difficult for investors, leading to declines in share price. It would also make it more difficult for us to raise additional capital and execute our acquisition strategy. In addition, we would incur additional costs under state blue sky laws to sell equity.

  HISTORICALLY LOW TRADING VOLUME IN OUR COMMON STOCK MAY AFFECT SHAREHOLDER LIQUIDITY.

     The trading volume of our Common Stock on The Nasdaq National Market has been low historically. As of March 22, 2002, there were approximately 78.0 million shares of our Common Stock issued and outstanding, however, there can be no assurance that there will be an active market for our Common Stock. Low trading volume may result in shareholders being unable to sell shares of our Common Stock at the times and at the prices they desire.

  WE ARE EXPOSED TO THE GENERAL CONDITION OF THE TELECOMMUNICATIONS MARKET.

     Our business is subject to global economic conditions, and in particular, market conditions in the telecommunications industry. Our operations could be adversely affected if declines in capital spending from telecommunications service providers continue. If global economic conditions worsen, or if there is a prolonged slowdown in the telecommunications industry, then we may experience adverse operating results.

  THE MARKET FOR NEXT GENERATION COMMUNICATIONS SOLUTIONS IS NEW AND EVOLVING AND, IF THIS MARKET DOES NOT DEVELOP AS WE EXPECT, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     While we believe there is a significant growth opportunity in providing next generation communications solutions to communications service providers, there can be no assurances that this technology will be widely accepted or that a viable market for our products will fully develop or be sustainable. If this market does not develop, or develops more slowly than we expect, then we may not be able to sell our products in significant volume, or at all.

     Further, we believe that, with our acquisition of NACT in July 2001, we are now positioned to succeed in leveraging this opportunity based on our core competencies in developing solutions for communication service providers. However, because of the intense competition in the market and the recent introduction of this technology, there can be no assurance that we will succeed in this evolving marketplace. Although we intend to penetrate a niche market within the network convergence technologies sector, we may be unsuccessful in competing against larger competitors in the market who have greater financial, operating and human resources and possess greater experience in this marketplace than we do.

  OUR SUCCESS WILL DEPEND, IN PART, ON OUR DEPLOYMENT OF OUR VOIP PRODUCT.

     We believe that our VoIP product has significant revenue potential. We have successfully completed beta trials of our VoIP product, but delays in its general availability or lack of acceptance in the marketplace after its widespread deployment could have a material adverse effect on our business, results of operations and financial condition.

  INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST US, EVEN WITHOUT MERIT, COULD REQUIRE US TO ENTER INTO COSTLY LICENSES OR DEPRIVE US OF THE TECHNOLOGY WE NEED.

     Our industry is technology intensive. As the number of competitors in our target markets increases and the functionality of the products produced by such competitors further overlap, third parties may claim that the technology we develop or license infringes their proprietary rights. Any claims against us or any of our subsidiaries may affect our business, results of operations and financial conditions. Any infringement claims, even without merit, could require us to pay damages or settlement amounts or could require us to develop non-infringing technology or enter into costly royalty or licensing agreements to avoid service implementation delays. Any litigation or potential litigation could result in product delays, increased costs or both. In addition, the cost of litigation and the resulting distraction of our management resources could have a material adverse effect on our business, results of operations and financial condition. If successful, a claim of product infringement could deprive us of the technology we need altogether.

  FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     Our success depends in part upon the protection of our proprietary application software and hardware products. We have taken steps that we believe are adequate to establish, protect and enforce our intellectual property rights. We cannot assure you that our efforts to safeguard and maintain our proprietary rights will be adequate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise to use our products or technology.

     We have pending several patent applications related to our VoIP product. There can be no assurance that these patents will be issued. Even if these patents are issued, the limited legal protection afforded by patent, trademark, trade secret and copyright laws may not be sufficient to protect our proprietary rights to the VoIP product.

     Furthermore, the laws of many foreign countries in which we do business do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Although we have implemented and will continue to implement protective measures in those countries, these efforts may not be successful. Additionally, even if our U.S. and international efforts are successful, our competitors may independently develop non-infringing technologies that are substantially similar or superior to our technologies.

  IF OUR PRODUCTS CONTAIN DEFECTS, THEN OUR SALES ARE LIKELY TO SUFFER AND WE MAY BE EXPOSED TO LEGAL CLAIMS.

     Our business strategy calls for the development of new products and product enhancements which may from time to time contain defects or result in failures that we did not detect or anticipate when introducing such products or enhancements to the market. In addition, the markets in which our products are used are characterized by a wide variety of standard and non-standard configurations and by errors, failures and bugs in third-party platforms that can impede proper operation of our products. Despite our testing, defects may still be discovered in some new products or enhancements after the products or enhancements are delivered to customers. The occurrence of these defects could result in product returns; adverse publicity; loss of or delays in market acceptance of our products; delays or cessation of service to our customers; and legal claims by customers against us.

     To the extent that contractual provisions that limit our exposure to legal claims are unenforceable or such claims are not covered by insurance, a successful products liability claim could have a material adverse effect on our business, results of operations and financial condition.

  WE MAY BE OBLIGATED TO INDEMNIFY CUSTOMERS WHO PURCHASE OR LEASE EQUIPMENT FROM US AGAINST CLAIMS OF PATENT INFRINGEMENT.

     In the course of our business, we may sell or lease certain equipment to our customers, and, in connection with such sale or lease, we may agree to indemnify these customers from claims made against them by third parties for patent infringement related to such equipment. If we are required to make any payments in respect of these indemnification obligations, then it could have a material adverse effect on our business, results of operations and financial condition.

  OUR GROWTH COULD BE LIMITED IF WE ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL.

     We believe that our success depends largely on our ability to attract and retain highly skilled and qualified technical, managerial and marketing personnel. Competition for highly skilled engineering, sales, marketing and support personnel is intense because there is a limited number of people available with the necessary technical skills and understanding of our market. Workforce reductions by us during 2000 and 2001 may adversely affect our ability to retain our current employees and recruit new employees. The inability to hire or retain qualified personnel could hinder our ability to implement our business strategy and harm our business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET AND INTEREST RATE RISKS

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

     At December 31, 2001, the Company's outstanding debt, primarily consisting of convertible subordinated debentures (see Note 6 to the consolidated financial statements), carries interest rates which are fixed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required to be filed with this Annual Report are filed under Item 14 hereof and are listed on the "Index to Consolidated Financial Statements" on page F-1 hereof.

QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents unaudited quarterly statements of operations data for each quarter of the Company's last two completed fiscal years. The unaudited quarterly financial statements have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this Annual Report. In the opinion of the Company's management, the unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, that management considers to be necessary to fairly present this information when read in conjunction with the Company's financial statements and related notes appearing elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                          FIRST         SECOND         THIRD        FOURTH
                                        QUARTER(A)     QUARTER        QUARTER       QUARTER     TOTAL YEAR
                                        ----------   ------------   -----------   -----------   ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2001
  Revenue.............................   $  3,944     $   5,382         8,265      $ 11,762     $  29,353
  Gross profit........................      1,813         1,415         4,363         7,496        15,087
  Sales, general and administrative...      3,257         2,423         3,814         6,020        15,514
  Research and development(b).........        219           273           904         1,359         2,755
  Operating loss from continuing
     operations.......................     (2,936)       (2,513)       (1,957)       (1,213)       (8,619)
  Loss from continuing operations.....     (3,178)       (2,677)       (2,443)       (1,579)       (9,877)
          Net loss....................   $(18,008)    $(105,701)     $(12,905)     $(11,001)    $(147,615)
                                         ========     =========      ========      ========     =========
  Net loss per common share -- basic
     and diluted:(c)
  Loss from continuing operations.....   $  (0.07)    $   (0.05)     $  (0.05)     $  (0.02)    $   (0.18)
  Loss from discontinued operations...      (0.26)        (2.02)        (0.19)        (0.15)        (2.49)
  Loss on disposal of discontinued
     operations.......................         --            --         (0.01)           --         (0.01)
  Extraordinary item -- loss from debt
     conversion.......................      (0.03)           --            --            --         (0.03)
                                         --------     ---------      --------      --------     ---------
     Net loss per common share........   $  (0.36)    $   (2.07)     $  (0.25)     $  (0.17)    $   (2.71)
                                         ========     =========      ========      ========     =========

                                          FIRST         SECOND         THIRD        FOURTH
                                        QUARTER(A)     QUARTER        QUARTER       QUARTER     TOTAL YEAR
                                        ----------   ------------   -----------   -----------   ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
  Revenue.............................   $  2,625     $   2,880      $  3,381      $  3,102     $  11,988
  Gross profit........................      1,268         1,054         1,460         1,548         5,330
  Sales, general and administrative...      2,182         3,049         3,449         3,344        12,024
  Research and development(b).........         --            --            --            --            --
  Operating loss from continuing
     operations.......................     (1,267)       (3,099)       (3,333)       (3,593)      (11,292)
  Loss from continuing operations.....     (1,360)       (3,294)       (3,878)       (4,000)      (12,532)
                                         --------     ---------      --------      --------     ---------
          Net loss....................   $ (5,238)    $ (26,336)     $ (6,644)     $(17,264)    $ (55,482)
                                         ========     =========      ========      ========     =========
  Net loss per common share -- basic
     and diluted:(c)
  Loss from continuing operations.....   $  (0.06)    $   (0.13)     $  (0.15)     $  (0.08)    $   (0.48)
  Loss from discontinued operations...      (0.16)        (0.49)        (0.10)        (0.26)        (1.23)
  Loss on disposal of discontinued
     operations.......................         --         (0.41)           --         (0.01)        (0.43)
                                         --------     ---------      --------      --------     ---------
          Net loss per common share...   $  (0.22)    $   (1.03)     $  (0.25)     $  (0.35)    $   (2.14)
                                         ========     =========      ========      ========     =========

---------------

(a) First quarter 2001 net loss includes an extraordinary item -- loss from debt conversion totaling $1.6 million.

(b) Research and development expenses in 2001 relate to the operations of NACT, Telemate.Net and MessageClick.

(c) Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     Set forth below is certain information, as of March 31, 2002, concerning each of the directors of the Company. Each of the individuals listed below shall serve as a director of the Company until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified.

NAME                                     AGE                  POSITION
----                                     ---                  --------
Murali Anantharaman...................   45    Director
Max E. Bobbitt........................   57    Director
Gary H. Heck..........................   57    Director
James M. Logsdon......................   55    Director, President and Chief
                                               Operating Officer
Amy L. Newmark........................   44    Director
Steven A. Odom........................   48    Director, Chairman of the Board and
                                               Chief Executive Officer
Stephen E. Raville....................   54    Director
Juliet M. Reising.....................   51    Director, Executive Vice President,
                                               Chief Financial Officer and Secretary
Joseph R. Wright, Jr..................   63    Director

     Certain additional information concerning the individuals named above is set forth below:

     MURALI ANANTHARAMAN has served as a director of the Company since November 16, 2001, the date Telemate.Net merged with the Company. Mr. Anantharaman also served as a director of Telemate.Net from October 1999 until November 2001. From July 1998 until the present, Mr. Anantharaman has served as a Managing Partner of LiveOak Equity Partners, L.P., a venture capital firm that makes equity investments in emerging growth companies in the information technology and healthcare sectors, which firm he co-founded in July 1998. From May 1987 to June 1998, Mr. Anantharaman was a partner in EGL Holdings, an Atlanta-based private equity investment firm.

     MAX E. BOBBITT has served as a director of the Company since September 2000. From January 2000 to September 2000, Mr. Bobbitt served as a director of Cereus. Mr. Bobbitt has served as a director of WorldCom, Inc. since 1992 where he also serves on the compensation and audit committees. Mr. Bobbitt is also currently a director of Metromedia China Corporation ("Metromedia China"), a telecommunications company, and Xepiedus Holding Corporation, a competitive local exchange company. From July 1998 until the present, Mr. Bobbitt has been a telecommunications consultant. From March 1997 until July 1998, Mr. Bobbitt served as President and Chief Executive Officer of Metromedia China. From January 1996 until March 1997, Mr. Bobbitt was President and Chief Executive Officer of Asian American Telecommunications Corporation, which was acquired by Metromedia China in February 1997.

     GARY H. HECK has served as a director of the Company since September 2000. From January 2000 to September 2000, Mr. Heck served as a director of Cereus. Mr. Heck has been a consultant since 1989, most recently serving as a Managing Partner and a co-founder of PacifiCom, a consulting services company. From 1987 until 1989, Mr. Heck was President and Chief Executive Officer of Telematics Products, Inc., a telecommunications products company. From 1983 until 1987, he held various executive positions at Pacific Telesis Corporation, one of the nation's largest Regional Bell Operating Companies, and completed his tenure as a corporate officer of several subsidiaries of Pacific Telesis and as Chief Executive Officer of PacTel Products Corporation. From 1977 until 1983, Mr. Heck was a Division Manager and District Manager at AT&T Corporation, where he was responsible for sales and marketing programs. From 1967 until 1977, Mr. Heck held various positions at Pacific Telephone & Telegraph.

     AMY L. NEWMARK has served as a director of the Company since September 2000. From January 2000 to September 2000, Ms. Newmark served as a director of Cereus. Ms. Newmark is a private investor in the technology, Internet and telecommunications fields. From 1995 to 1997, she served as Executive Vice President of Strategic Planning at Winstar Communications, Inc. Prior to 1995, Ms. Newmark served as the general partner of Information Age Partners, LP, a hedge fund investing primarily in technology and emerging growth companies. Before that, she was a securities analyst specializing in telecommunications and technology companies. Ms. Newmark is also a director of U.S. Wireless Data, Inc. and ParkerVision, Inc.

     STEPHEN E. RAVILLE has served as a director of the Company since October 1997. Since 1996, Mr. Raville served as Chief Executive Officer and Chairman of the Board of Telscape Communications, Inc. Mr. Raville is also President and controlling shareholder of First Southeastern Corporation., a private investment company he formed in 1992. In 1983, Mr. Raville founded TA Communications, a long-distance telephone company, and served as its President, Chief Executive Officer and Chairman of the Board. In 1985, in conjunction with a merger between TA Communications and Advanced Telecommunications Corporation, he became Chairman and Chief Executive Officer of Advanced Telecommunications until the merger of Advanced Telecommunications into MCI WorldCom, Inc. in late 1992.

     JOSEPH R. WRIGHT, JR. has served as a director of the Company since September 2000. From January 2000 to September 2000, Mr. Wright served as a director of Cereus. Mr. Wright is presently President and Chief Executive Officer of PanAmSat Inc., a provider of global satellite-based communications services, servicing news organizations, telecommunication companies, DirectTV services, Internet networks and others around the globe. In the six years prior to taking this position in 2001, he served as Vice Chairman of Terramark Worldwide Inc., a public company that develops and operates Network Access Point centers in the United States and Brazil. Mr. Wright also served as Chairman and a director of GRC International, Inc., a public company that provides advanced Internet and software technologies to government and commercial customers ("GRC"). In March 2000, GRC was acquired by AT&T Corp. From 1989 through 1994, Mr. Wright also served as Co-Chairman and a director of Baker & Taylor Holdings, Inc., an international book/video/software distribution and e-commerce company that is majority owned by the Carlyle Group. Mr. Wright also served as Vice Chairman, Executive Vice President and a director of W.R. Grace & Company, a specialty chemicals and healthcare company, Chairman of Grace Energy Company, and President of Grace Environmental Company. He served as Deputy Director, then Director, of the Federal Office of Management and Budget under President Reagan, serving in the Cabinet and the Executive Office of the President from 1982 to 1989. He also served as Deputy Secretary of the Department of Commerce from 1981 to 1982. Mr. Wright previously held positions as President of two of Citibank's subsidiaries, as a partner of Booze Allen and Hamilton and in various management and economic positions in the Federal Departments of Commerce and Agriculture. In addition, Mr. Wright currently serves on the Board of Directors of Terramark Worldwide, Inc., Titan Corporation, Baker & Taylor Holdings, Inc., Jefferson Consulting Group and the AT&T Washington Advisory Board.

     The biographical information for Messrs. Odom and Logsdon and Ms. Reising is set forth in Item 4.5 of Part I of this Annual Report.

     As a condition to completing the Telemate.Net merger, the Board was required to appoint, as of the effective time of such merger, two additional directors to serve on the Board who were selected by Telemate.Net and reasonably acceptable to the Board. In satisfaction of such condition, the Board appointed Mr. Anantharaman and Richard L. Mauro as directors of the Company effective November 16, 2001, the date the Telemate.Net merger was consummated. Pursuant to the terms of the Telemate.Net merger, until the 2004 annual meeting of the Company's shareholders, any vacancy on the Board arising from the resignation, removal or death of Messrs. Anantharaman or Mauro, or any nominee selected to fill a director position occupied by either of the foregoing individuals, shall be nominated on behalf of the Board and filled or selected by the remaining Telemate.Net representative on the Board and approved by the Board. On February 19, 2002, Mr. Mauro resigned as a director of the Company, and the vacancy on the Board created by such resignation has not yet been filled.

     There are no family relationships among any of the executive officers or directors of the Company. Except as disclosed above, no arrangement or understanding exists between any director and any other person pursuant to which any director was selected to serve as a director. To the best of the Company's knowledge, (i) there are no material proceedings to which any director of the Company is a party, or has a material interest, adverse to the Company, and (ii) there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any of the directors during the past five years.

EXECUTIVE OFFICERS

     The information with respect to the Company's executive officers is set forth in Item 4.5 of Part I of this Annual Report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and all persons ("Reporting Persons") who beneficially own more than 10% of the outstanding shares of Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Reporting Persons are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon a review of the copies of such forms furnished to the Company for the year ended December 31, 2001, and the information provided to the Company by Reporting Persons of the Company, no Reporting Person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis, except Ms. Reising did not file a Form 5 reporting the transfer of 56,875 shares of Common Stock to her husband's account in October 2001 until April 2002.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     The Company reimburses directors for out-of-pocket expenses incurred in attending Board or committee meetings. In addition, directors are eligible to receive grants of stock options under the Company's 1999 Stock Incentive Plan, although no such grants were made in 2001.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by each person who served as the Chief Executive Officer of the Company during the year ended December 31, 2001, as well as for other executive officers of the Company and its subsidiaries whose salary and bonus exceeded $100,000 during the year ended December 31, 2001 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                              LONG-TERM COMPENSATION
                                       ANNUAL COMPENSATION    ----------------------
                                       --------------------         SECURITIES            ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR   SALARY($)   BONUS($)   UNDERLYING OPTIONS(#)    COMPENSATION($)
---------------------------     ----   ---------   --------   ----------------------   ---------------
Steven A. Odom................  2001   $431,250    $225,000               --                 $--
  Chief Executive Officer(1)    2000         --          --          725,000                 --
                                1999         --          --               --                 --
James M. Logsdon..............  2001    270,000      85,000               --                 --
  President and                 2000     58,333          --           95,000                 --
  Chief Operating Officer(2)    1999         --          --               --                 --
Juliet M. Reising.............  2001    225,000     112,500               --                 --
  Executive Vice President and  2000     58,333          --           50,000                 --
  Chief Financial Officer(3)    1999         --          --               --                 --

---------------

(1) Mr. Odom became the Chief Executive Officer of the Company in September 2000. Pursuant to the terms of Mr. Odom's employment agreement, he received stock options in lieu of cash compensation for 2000. See the section of this Annual Report titled "-- Employment and Consulting Agreements." Bonus earned in 2001 will be paid in the first and second quarters of 2002.

(2) Mr. Logsdon became the President and Chief Operating Officer of the Company in September 2000. See the section of this Annual Report titled
    "-- Employment and Consulting Agreements." Bonus earned in 2001 will be paid in the first and second quarters of 2002.

(3) Ms. Reising became the Executive Vice President and Chief Financial Officer of the Company in September 2000. See the section of this Annual Report entitled "-- Employment and Consulting Agreements." Of the bonus amount earned in 2001, $75,000 was paid in 2001 and $37,500 will be paid in the second quarter of 2002.

                               OPTION GRANT TABLE

     The Company did not grant any options to purchase Common Stock to any of the Named Executive Officers during 2001.

             AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

     The following table sets forth information concerning the value at December 31, 2001, of the unexercised options held by each of the Named Executive Officers. The value of unexercised options reflects the increase in market value of the Common Stock from the date of grant through December 31, 2001. No Named Executive Officer exercised any options during the year ended December 31, 2001.

                                           NUMBER OF SECURITIES        VALUE OF UNEXERCISED IN-
                                          UNDERLYING UNEXERCISED      THE-MONEY OPTIONS AT FISCAL
                                        OPTIONS AT FISCAL YEAR-END            YEAR-END(1)
                                        ---------------------------   ---------------------------
NAME                                    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                    -----------   -------------   -----------   -------------
Steven A. Odom(2).....................   1,765,000      1,375,000         $0             $0
James M. Logsdon(3)...................     676,875        481,250          0              0
Juliet M. Reising(4)..................     941,042        968,333          0              0

---------------

(1) Value of the Company's unexercised, in-the-money options based on the average of the high and low price of the Common Stock as of December 31, 2001, which was $1.34 per share.

(2) Includes options and warrants originally issued by Cereus prior to September 29, 2000, which were converted into options or warrants to acquire an aggregate of 2,415,000 shares of Common Stock, of which options or warrants to acquire an aggregate of 1,583,750 shares of Common Stock were exercisable at December 31, 2001, and options or warrants to acquire an aggregate of 831,250 shares of Common Stock were unexercisable at December 31, 2001.

(3) Includes options and warrants originally issued by Cereus prior to September 29, 2000, which were converted into options or warrants to acquire an aggregate of 1,063,125 shares of Common Stock, of which options or warrants to acquire an aggregate of 581,875 shares of Common Stock were exercisable at December 31, 2001, and options or warrants to acquire an aggregate of 481,250 shares of Common Stock were unexercisable at December 31, 2001.

(4) Includes options and warrants originally issued by Cereus prior to September 29, 2000, which were converted into options or warrants to acquire an aggregate of 1,859,375 shares of Common Stock, of which options or warrants to acquire an aggregate of 891,042 shares of Common Stock were exercisable at December 31, 2001, and options or warrants to acquire an aggregate of 968,333 shares of Common Stock were unexercisable at December 31, 2001.

EMPLOYMENT AND CONSULTING AGREEMENTS

     On September 29, 2000, the Company entered into an Executive Employment Agreement with Mr. Odom, pursuant to which Mr. Odom has agreed to serve as the Chief Executive Officer of the Company for a term of three years. The agreement provides for: (i) a term which will be automatically renewed for an additional one-year term unless either party gives notice to the other of its intention not to so renew at least 90 days prior to the termination of the then-current term;
(ii) the payment of a specified base salary and an annual bonus in the discretion of the Board; (iii) a prohibition against Mr. Odom's disclosure of confidential information for a period of two years following termination; and
(iv) continuation of Mr. Odom's salary and the benefits for the 24 months following his termination by the Company without cause or by him for good reason. Effective January 16, 2001, Mr. Odom's base salary under the agreement was increased to $450,000.

     On September 29, 2000, the Company entered into an Executive Employment Agreement with Mr. Logsdon, pursuant to which Mr. Logsdon has agreed to serve as the President and Chief Operating Officer of the Company for a term of three years for a base salary at an annual rate per year of $175,000 through and including February 1, 2001, and at an annual rate per year of $225,000 thereafter. Effective January 1, 2001, Mr. Logsdon's base salary under the agreement was increased to $270,000. The agreement provides for: (i) a term which will be automatically renewed for an additional one-year term unless either party gives notice to the other of its intention not to so renew at least 90 days prior to the termination of the then-current term; (ii) the payment of a specified base salary and an annual bonus in the discretion of the Board; (iii) a prohibition against Mr. Logsdon's disclosure of confidential information for a period of two years following termination; and (iv) continuation of Mr. Logsdon's salary and the benefits for 24 months following his termination by the Company without cause or by him for good reason.

     On September 29, 2000, the Company entered into an Executive Employment Agreement with Ms. Reising, pursuant to which Ms. Reising has agreed to serve as the Executive Vice President and Chief Financial Officer of the Company for a term of three years for a base salary at an annual rate per year of $175,000 through and including March 23, 2001, and at an annual rate per year of $200,000 thereafter. Effective January 1, 2001, Ms. Reising's base salary under the agreement was increased to $225,000. The agreement provides for: (i) a term which will be automatically renewed for an additional one-year term unless either party gives notice to the other of its intention not to so renew at least 90 days prior to the termination of the then-current term; (ii) the payment of a specified base salary and an annual bonus in the discretion of the Board; (iii) a prohibition against Ms. Reising's disclosure of confidential information for a period of two years following termination; and (iv) continuation of Ms. Reising's salary and the benefits for the 24 months following her termination by the Company without cause or by her for good reason. Effective March 1, 2002, Ms. Reising's base salary under the agreement was increased to $270,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     From January 1, 2001 through December 31, 2001, the Compensation Committee of the Company was comprised of non-employee directors Ms. Newmark and Mr. Heck. There were no Compensation Committee Interlocks.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of March 22, 2002, by (a) each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, (b) each director, (c) each Named Executive Officer, and (d) all executive officers and directors of the Company as a group.

                                                                    COMMON STOCK
                                                                BENEFICIALLY OWNED(1)
                                                            -----------------------------
                                                                NUMBER
                                                               OF SHARES      PERCENTAGE
NAME OF BENEFICIAL OWNER                                    OF COMMON STOCK   OF CLASS(2)
------------------------                                    ---------------   -----------
David H. Couchman(3)......................................     5,116,561          6.6%
Melanie Noble-Couchman(4).................................     5,116,561          6.6%
Steven A. Odom+++(5)......................................     2,216,350          2.8%
Murali Anantharaman+(6)...................................     1,205,200          1.5%
James M. Logsdon+++(7)....................................       733,750            *
Juliet M. Reising+++(8)...................................       688,750            *
Amy L. Newmark+(9)........................................       612,500            *
Joseph R. Wright, Jr.+(10)................................       392,362            *
Gary H. Heck+(11).........................................       306,250            *
Max E. Bobbitt+(12).......................................       262,500            *
Stephen E. Raville+(13)...................................       165,000            *
All executive officers and directors as a group (nine
  persons)(14)............................................     6,582,662          8.0%

---------------

  +  Director of the Company

  ++  Officer of the Company

  *  Less than 1% of the issued and outstanding shares of the Common Stock.

 (1) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of March 22, 2002, are treated as outstanding only when determining the amount and percentage owned by such individual or group.

 (2) In accordance with regulations of the SEC, the percentage calculations are based on 78,022,842 shares of Common Stock issued and outstanding as of March 22, 2002, plus shares of Common Stock which may be acquired within 60 days of March 22, 2002, by each individual or group listed.

 (3) Includes 94,759 shares of Common Stock held jointly with Melanie Noble-Couchman, Mr. Couchman's wife, and 1,761,919 shares of Common Stock held by Ms. Nobel-Couchman, with respect to which Mr. Couchman disclaims beneficial ownership. Also includes 26,200 shares of Common Stock issuable pursuant to an option which is exercisable within 60 days of March 22, 2002. Mr. Couchman's address is 8890 Huntcliff Trace, Atlanta, Georgia 30350.

 (4) Includes 94,759 shares of Common Stock held jointly with David H. Couchman, Ms. Nobel-Couchman's husband. Also includes 3,233,683 shares of Common Stock held by Mr. Couchman and 26,200 shares of Common Stock issuable pursuant to an option held by Mr. Couchman, which option is exercisable within 60 days of March 22, 2002, with respect to each of which Ms. Nobel-Couchman disclaims beneficial ownership. Ms. Noble-Couchman's address is 8890 Huntcliff Trace, Atlanta, Georgia 30350.

 (5) Includes (i) 1,300 shares of Common Stock held by Mr. Odom's wife as to which Mr. Odom may be deemed to share voting and investment power; (ii) 14,600 shares of Common Stock held by Mr. Odom's son as to which Mr. Odom may be deemed to share voting and investment power; and (iii) 1,896,250 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of March 22, 2002.

 (6) Represents 1,179,000 shares of Common Stock held by LiveOak Equity Partners, L.P. for which Mr. Anantharaman serves as general partner and 26,200 shares of Common Stock issuable pursuant to an option exercisable within 60 days of March 22, 2002, which option is also held by LiveOak Equity Partners, L.P.

 (7) Includes 720,625 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of March 22, 2002.

 (8) Includes 56,875 shares of Common Stock held in an account owned by Ms. Reising's husband as to which Ms. Reising may be deemed to share voting and investment power and 631,875 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of March 22, 2002.

 (9) Includes 437,500 shares of Common Stock issuable pursuant to warrants exercisable within 60 days of March 22, 2002.

(10) Includes (i) 17,500 shares of Common Stock held by Cadet, LLC, of which Mr. Wright serves as manager and in which he holds an equity interest and over which Mr. Wright may be deemed to have sole investment and voting power; and (ii) 288,750 shares of Common Stock issuable pursuant to warrants, including 17,500 shares of Common Stock issuable pursuant to warrants held by Cadet, LLC., all such warrants being exercisable within 60 days of March 22, 2002.

(11) Includes 284,375 shares of Common Stock issuable pursuant to warrants exercisable within 60 days of March 22, 2002.

(12) Includes 262,500 shares of Common Stock issuable pursuant to warrants exercisable within 60 days of March 22, 2002.

(13) Includes 60,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 22, 2002, and 50,000 shares of Common Stock owned by the Raville 1994 Family Limited Partnership over which Mr. Raville does not have investment or voting power and over which Mr. Raville disclaims beneficial ownership.

(14) Includes 4,608,075 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of March 22, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Descriptions of the Executive Employment Agreements between the Company and each of Messrs. Odom and Logsdon and Ms. Reising are set forth in the section of this Annual Report titled "Executive Compensation -- Employment and Consulting Agreements."

     In addition, the Company entered into Indemnification Agreements with each of its directors and non-director officers at the level of Vice President and above as ratified by the Company's shareholders at the Meeting.

     In connection with the consummation of the Telemate.Net merger, on November 16, 2001, Telemate.Net entered into a Separation Agreement (the "Mauro Agreement") with Mr. Mauro, who served as a director of the Company from November 16, 2001, to February 19, 2002, pursuant to which Mr. Mauro's employment as Chief Executive Officer and President of Telemate.Net was terminated effective November 23, 2001. Pursuant to the Mauro Agreement (i) in November 2001, Telemate.Net paid Mr. Mauro $15,769 for accrued but unused time off and $89,819 for a prorated bonus for the quarter and year ended December 2001; and (ii) Telemate.Net shall pay Mr. Mauro separation pay in the amount of $308,807 over a 12 month period and continue Mr. Mauro's health insurance coverage for the same such period at the same cost such coverage is offered to Telemate.Net employees.

     There are no material relationships between the Company and its directors or executive officers except as previously discussed herein. In the ordinary course of business and from time to time, the Company and its affiliates and subsidiaries may do business with each other.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Lists of certain documents filed herewith as part of this Annual Report may be found as follows:

          (1) A list of the consolidated financial statements required to be filed as a part of this Annual Report is shown in the "Index to Consolidated Financial Statements" on page F-1.

          (2) Except for Financial Statement Schedule II, "Valuation and Qualifying Accounts," which is filed herewith, the financial statement schedules required to be filed as a part of this Annual Report are omitted from this Annual Report because the information required by such schedules is either not applicable or is included in the consolidated financial statements and notes thereto, which statements and notes are listed on the "Index to Consolidated Financial Statements" on page F-1 and filed herewith.

          (3) A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Annual Report is shown on the "Exhibit Index" filed herewith.

     (b) Reports on Form 8-K.

     During the quarter ended December 31, 2001, the Company filed with the SEC on November 19, 2001, a Current Report on Form 8-K (the "Current Report") which reported under Item 2 of such report the Company's acquisition of Telemate.Net by means of a merger, whereby Telemate.Net became a wholly-owned subsidiary of the Company. The financial statements and pro forma financial information required to be filed with the Current Report have been previously filed with the SEC as part of the Registration Statement.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following Consolidated Financial Statements, Financial Statement Schedule and Independent Accountants' Reports are included herein on the pages indicated:

                                                               PAGE
                                                               ----
Reports of Independent Accountants..........................   F-2
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................   F-4
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................   F-5
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2001, 2000 and 1999..............   F-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................   F-7
Notes to Consolidated Financial Statements..................   F-9
Schedule II -- Valuation and Qualifying Accounts............   F-31

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Verso Technologies, Inc. and subsidiaries:

     We have audited the consolidated balance sheets of Verso Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as of December 31, 2001 and 2000 and for the years then ended as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verso Technologies, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein, as of December 31, 2001 and 2000 and for the years then ended.

     As discussed in Note 2 to the consolidated financial statements, effective July 1, 2001, Verso Technologies, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

/s/ KPMG LLP

Atlanta, Georgia
February 23, 2002, except as to
Note 15 which is as of March 29, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Verso Technologies, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Verso Technologies, Inc. (formerly Eltrax Systems, Inc.) and its subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth for the year ended December 31, 1999, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 28, 2000, except for discontinued operations reclassifications and revisions, the dates for which are July 19, 2000 and March 31, 2002

                            VERSO TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                    (IN THOUSANDS,
                                                                  EXCEPT SHARE DATA)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $   7,745       $ 10,959
  Accounts receivable, net of allowance for doubtful
     accounts of $2,455 and $401 at December 31, 2001 and
     2000, respectively.....................................       9,333          1,322
  Inventories, net..........................................       3,709             --
  Other current assets......................................       1,104          1,137
  Assets of discontinued operations.........................         582        153,942
                                                               ---------       --------
     Total current assets...................................      22,473        167,360
Property and equipment, net of accumulated depreciation and
  amortization of $2,864 and $751 at December 31, 2001 and
  2000, respectively........................................       7,337          5,386
Intangibles, net of accumulated amortization of $3,931 and
  $2,420 at December 31, 2001 and 2000, respectively........      15,949          2,727
                                                               ---------       --------
     Total assets...........................................   $  45,759       $175,473
                                                               =========       ========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of convertible subordinated debentures,
     net of discount........................................   $      --       $  6,348
  Deferred payment due for the purchase of NACT.............       5,340             --
  Accounts payable..........................................       1,624          1,834
  Accrued compensation......................................       3,130          1,140
  Accrued expenses..........................................       6,127          2,986
  Unearned revenue and customer deposits....................       5,904          1,677
  Liabilities of discontinued operations....................       4,900         19,959
                                                               ---------       --------
     Total current liabilities..............................      27,025         33,944
Convertible subordinated debentures, net of current portion
  and discount..............................................       3,428          3,153
                                                               ---------       --------
     Total liabilities......................................      30,453         37,097
Commitments (Note 13)
Shareholders' equity:
  Common stock, $.01 par value, 200,000,000 shares
     authorized; 77,619,654 and 49,615,133 shares issued and
     outstanding at December 31, 2001 and 2000,
     respectively...........................................         776            496
  Additional paid-in capital................................     271,462        249,340
  Notes receivable from shareholders........................      (1,620)          (667)
  Accumulated deficit.......................................    (252,131)      (104,516)
  Deferred compensation.....................................      (3,166)        (6,277)
  Accumulated other comprehensive loss -- foreign currency
     translation............................................         (15)            --
                                                               ---------       --------
     Total shareholders' equity.............................      15,306        138,376
                                                               ---------       --------
     Total liabilities and shareholders' equity.............   $  45,759       $175,473
                                                               =========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
Revenue:
  Products..................................................  $    14,367   $        --   $        --
  Services..................................................       14,986        11,988        10,017
                                                              -----------   -----------   -----------
    Total revenue...........................................       29,353        11,988        10,017
Cost of revenue:
  Products..................................................        5,762            --            --
  Services..................................................        8,504         6,658         5,614
                                                              -----------   -----------   -----------
    Total cost of revenue...................................       14,266         6,658         5,614
Gross profit:
  Products..................................................        8,605            --            --
  Services..................................................        6,482         5,330         4,403
                                                              -----------   -----------   -----------
    Total gross profit......................................       15,087         5,330         4,403
Operating expenses:
  Sales, general and administrative.........................       15,514        12,024         7,986
  Research and development..................................        2,755            --            --
  Depreciation..............................................        2,160           863            70
  Amortization of intangibles...............................        1,511           982           982
  Loss on asset abandonment.................................           --         1,760            --
  Reorganization costs......................................           --           511           462
  Transaction costs.........................................           --            --            81
  Deferred compensation.....................................        1,766           482            --
                                                              -----------   -----------   -----------
    Total operating expenses................................       23,706        16,622         9,581
                                                              -----------   -----------   -----------
    Operating loss from continuing operations...............       (8,619)      (11,292)       (5,178)
Other income................................................          203            --            --
Interest expense, net, including $606, $715 and $0 of
  amortization of loan fees and discount on convertible
  subordinated debentures in 2001, 2000 and 1999,
  respectively..............................................       (1,361)       (1,240)         (183)
                                                              -----------   -----------   -----------
    Loss from continuing operations before income taxes and
      extraordinary item....................................       (9,777)      (12,532)       (5,361)
Income taxes................................................         (100)           --            --
                                                              -----------   -----------   -----------
    Loss from continuing operations before extraordinary
      item..................................................       (9,877)      (12,532)       (5,361)
                                                              -----------   -----------   -----------
Discontinued operations:
  Loss from discontinued operations.........................     (135,598)      (31,950)       (4,477)
  Loss on disposal of discontinued operations...............         (500)      (11,000)           --
                                                              -----------   -----------   -----------
    Total discontinued operations...........................     (136,098)      (42,950)       (4,477)
                                                              -----------   -----------   -----------
    Loss before extraordinary item..........................     (145,975)      (55,482)       (9,838)
Extraordinary item -- loss from debt conversion.............       (1,640)           --            --
                                                              -----------   -----------   -----------
    Net loss................................................  $  (147,615)  $   (55,482)  $    (9,838)
                                                              ===========   ===========   ===========
Net loss per common share -- basic and diluted:
  Loss from continuing operations...........................  $     (0.18)  $     (0.48)  $     (0.23)
  Loss from discontinued operations.........................        (2.49)        (1.23)        (0.18)
  Loss on disposal of discontinued operations...............        (0.01)        (0.43)           --
                                                              -----------   -----------   -----------
  Loss before extraordinary item............................        (2.68)        (2.14)        (0.41)
  Extraordinary item -- loss from debt conversion...........        (0.03)           --            --
                                                              -----------   -----------   -----------
Net loss per common share -- basic and diluted..............  $     (2.71)  $     (2.14)  $     (0.41)
                                                              ===========   ===========   ===========
Weighted average shares outstanding -- basic and diluted....   54,431,651    25,903,431    23,728,262
                                                              ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        NOTES
                                     COMMON STOCK       ADDITIONAL    RECEIVABLE     TREASURY STOCK
                                  -------------------    PAID-IN         FROM       -----------------   ACCUMULATED     DEFERRED
                                    SHARES     AMOUNT    CAPITAL     SHAREHOLDERS    SHARES    AMOUNT     DEFICIT     COMPENSATION
                                  ----------   ------   ----------   ------------   --------   ------   -----------   ------------
BALANCES, JANUARY 1, 1999.......  23,834,436    $238     $ 75,668      $    --      (144,273)  $(387)    $ (39,196)     $    --
Net loss/comprehensive loss.....          --      --           --           --            --      --        (9,838)          --
Issuance of stock...............     119,829       1          380           --            --      --            --           --
Retirement of treasury stock....    (144,273)     (1)        (386)          --       144,273     387            --           --
Warrants issued in exchange for
 services.......................          --      --           24           --            --      --            --           --
Payment in lieu of issuance of
 fractional shares..............      (1,577)     --           (7)          --            --      --            --           --
                                  ----------    ----     --------      -------      --------   -----     ---------      -------
BALANCES, DECEMBER 31, 1999.....  23,808,415    $238     $ 75,679      $    --            --   $  --     $ (49,034)     $    --
Net loss/comprehensive loss.....          --      --           --           --            --      --       (55,482)          --
Issuance of common stock and
 replacement awards of common
 stock warrants and options in
 Cereus acquisition.............  21,866,600     219      149,102         (667)           --      --            --       (6,885)
Issuance of common stock and
 common stock warrants in
 MessageClick acquisition.......   1,405,923      14        3,530           --            --      --            --           --
Amortization of deferred
 compensation...................          --      --           --           --            --      --            --          608
Exercise of stock options.......   1,005,596      10        3,393           --            --      --            --           --
Issuance of stock through
 Employee Stock Purchase Plan...      60,355       1          297           --            --      --            --           --
Issuance of shares in private
 placement, net of associated
 fees...........................   1,374,532      14       13,991           --            --      --            --           --
Warrants issued in conjunction
 with convertible debentures....          --      --        2,378           --            --      --            --           --
Shares issued in exchange for
 services.......................      88,712      --          350           --            --      --            --           --
Warrants issued in exchange for
 services.......................          --      --           65           --            --      --            --           --
Issuance of common stock and
 compensatory options in
 reorganization.................       5,000      --          556           --            --      --            --           --
                                  ----------    ----     --------      -------      --------   -----     ---------      -------
BALANCES, DECEMBER 31, 2000.....  49,615,133    $496     $249,340      $  (667)           --   $  --     $(104,516)     $(6,277)
Comprehensive loss:
 Net loss.......................          --      --           --           --            --      --      (147,615)          --
 Foreign currency translation
   adjustment...................          --      --           --           --            --      --            --           --
 Comprehensive loss.............          --      --           --           --            --      --            --           --
Issuance of common stock and
 replacement awards of common
 stock options in Telemate.Net
 Software, Inc. acquisition.....  24,758,070     248       18,234         (947)           --      --            --         (131)
Issuance of common stock options
 in NACT Telecommunications,
 Inc. acquisition...............          --      --          625           --            --      --            --           --
Amortization of deferred
 compensation...................          --      --           --           --            --      --            --        2,033
Exercise of stock options.......   1,090,582      11          643           --            --      --            --           --
Issuance of stock through
 Employee Stock Purchase Plan...     211,965       2          199           --            --      --            --           --
Reduction of deferred
 compensation due to
 forfeitures....................          --      --       (1,209)          --            --      --            --        1,209
Accrued interest on notes
 receivable from shareholders...          --      --           --           (6)           --      --            --           --
Shares issued in exchange for
 convertible debentures.........   1,918,675      19        2,266
Warrants issued in conjunction
 with convertible debentures....          --      --          977           --            --      --            --           --
Shares issued in exchange for
 services.......................      11,429      --           19           --            --      --            --           --
Warrants issued in exchange for
 services.......................          --      --          219           --            --      --            --           --
Issuance of common stock and
 compensatory options in
 reorganization.................      13,800      --          150           --            --      --            --           --
                                  ----------    ----     --------      -------      --------   -----     ---------      -------
BALANCES, DECEMBER 31, 2001.....  77,619,654    $776     $271,462      $(1,620)           --   $  --     $(252,131)     $(3,166)
                                  ==========    ====     ========      =======      ========   =====     =========      =======


                                    FOREIGN
                                   CURRENCY
                                  TRANSLATION    TOTAL
                                  -----------   --------
BALANCES, JANUARY 1, 1999.......     $ --         36,323
Net loss/comprehensive loss.....       --         (9,838)
Issuance of stock...............       --            381
Retirement of treasury stock....       --             --
Warrants issued in exchange for
 services.......................       --             24
Payment in lieu of issuance of
 fractional shares..............       --             (7)
                                     ----       --------
BALANCES, DECEMBER 31, 1999.....     $ --         26,883
Net loss/comprehensive loss.....       --        (55,482)
Issuance of common stock and
 replacement awards of common
 stock warrants and options in
 Cereus acquisition.............       --        141,769
Issuance of common stock and
 common stock warrants in
 MessageClick acquisition.......       --          3,544
Amortization of deferred
 compensation...................       --            608
Exercise of stock options.......       --          3,402
Issuance of stock through
 Employee Stock Purchase Plan...       --            298
Issuance of shares in private
 placement, net of associated
 fees...........................       --         14,005
Warrants issued in conjunction
 with convertible debentures....       --          2,378
Shares issued in exchange for
 services.......................       --            350
Warrants issued in exchange for
 services.......................       --             65
Issuance of common stock and
 compensatory options in
 reorganization.................       --            556
                                     ----       --------
BALANCES, DECEMBER 31, 2000.....     $ --       $138,376
Comprehensive loss:
 Net loss.......................       --       (147,615)
 Foreign currency translation
   adjustment...................      (15)           (15)
                                                --------
 Comprehensive loss.............       --       (147,630)
Issuance of common stock and
 replacement awards of common
 stock options in Telemate.Net
 Software, Inc. acquisition.....       --         17,404
Issuance of common stock options
 in NACT Telecommunications,
 Inc. acquisition...............       --            625
Amortization of deferred
 compensation...................       --          2,033
Exercise of stock options.......       --            654
Issuance of stock through
 Employee Stock Purchase Plan...       --            201
Reduction of deferred
 compensation due to
 forfeitures....................       --             --
Accrued interest on notes
 receivable from shareholders...       --             (6)
Shares issued in exchange for
 convertible debentures.........                   2,285
Warrants issued in conjunction
 with convertible debentures....       --            977
Shares issued in exchange for
 services.......................       --             19
Warrants issued in exchange for
 services.......................       --            219
Issuance of common stock and
 compensatory options in
 reorganization.................       --            150
                                     ----       --------
BALANCES, DECEMBER 31, 2001.....     $(15)      $ 15,306
                                     ====       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 2001         2000        1999
                                                              ----------   ----------   ---------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
OPERATING ACTIVITIES:
  Continuing operations:
    Net loss from continuing operations.....................   $(11,517)    $(12,532)    $(5,361)
    Adjustments to reconcile net loss from continuing
      operations to net cash used in continuing operating
      activities:
      Extraordinary item -- loss on debt conversion.........      1,640
      Amortization of intangibles...........................      1,511          982         982
      Depreciation..........................................      2,160          863          70
      Loss on asset abandonment.............................         --        1,760          --
      Amortization of deferred compensation.................      1,766          482          --
      Provision for doubtful accounts.......................      1,516          198         658
      Inventory valuation reserve...........................        178           --          --
      Amortization of loan fees and discount on convertible
         subordinated debentures............................        606          715          --
      Other.................................................        (22)          --          24
      Changes in current operating items:
         Accounts receivable, net...........................     (3,676)       1,522      (3,617)
         Inventories, net...................................      1,060           --          --
         Other current assets...............................      1,060       (2,238)        (50)
         Accounts payable...................................     (1,178)      (4,061)      1,129
         Accrued compensation...............................        794          166         902
         Accrued expenses...................................       (821)         637         368
         Unearned revenue and customer deposits.............     (1,838)        (805)      2,440
                                                               --------     --------     -------
      Net cash used in continuing operating activities......     (6,761)     (12,311)     (2,455)
                                                               --------     --------     -------
  Discontinued operations:
    Loss from discontinued operations.......................   (136,098)     (42,950)     (4,477)
    Estimated loss on disposal of discontinued operations...        500       11,000          --
    Adjustment to reconcile loss from discontinued
      operations to net cash (used in) provided by
      discontinued operating activities.....................    129,797        7,622       6,351
                                                               --------     --------     -------
      Net cash (used in) provided by discontinued operating
         activities.........................................     (5,801)     (24,328)      1,874
                                                               --------     --------     -------
      Net cash (used in) provided by operating activities...    (12,562)     (36,639)       (581)
                                                               --------     --------     -------
INVESTING ACTIVITIES:
  Continuing operations:
    Net cash used in investing activities for continuing
      operations --
      Purchases of property and equipment, net..............     (1,429)      (5,256)       (821)
      Software development costs capitalized................        (48)          --          --
      Purchase of NACT Telecommunications, Inc..............    (14,612)          --          --
      Purchase of Telemate.Net Software, Inc................     (1,483)          --          --
      Advance to MessageClick, Inc. prior to purchase.......         --         (300)         --
      Purchase of MessageClick, Inc.........................         --         (137)         --
                                                               --------     --------     -------
         Net cash used in investing activities for
           continuing operations............................    (17,572)      (5,693)       (821)
  Discontinued operations:
    Software development costs capitalized, net.............         --       (2,297)     (2,079)
    Purchases of property and equipment, net................         --       (1,975)     (3,526)
    Purchase of Cereus Technology Partners, Inc.............         --       (1,887)         --
    Net proceeds from sale of discontinued operations.......      8,122        8,566          --
                                                               --------     --------     -------
      Net cash provided by (used in) investing activities
         for discontinued operations........................      8,122        2,407      (5,605)
                                                               --------     --------     -------
      Net cash used in investing activities.................     (9,450)      (3,286)     (6,426)
                                                               --------     --------     -------
         Net cash used in operating and investing
           activities, carried forward......................    (22,012)     (39,925)     (7,007)
                                                               --------     --------     -------

                            VERSO TECHNOLOGIES, INC.

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 2001         2000        1999
                                                              ----------   ----------   ---------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
NET CASH USED IN OPERATING AND INVESTING ACTIVITIES, CARRIED
  FORWARD...................................................   $(22,012)    $(39,925)    $(7,007)
                                                               --------     --------     -------
FINANCING ACTIVITIES:
  Continuing operations:
    (Payments) borrowings on credit line, net...............         --       (9,654)      2,325
    Proceeds from issuance of convertible subordinated
      debenture, net........................................         --       11,346          --
    Payments on convertible subordinated debentures.........     (4,500)
    Advance from Cereus Technology Partners, Inc. prior to
      merger................................................         --       10,170          --
    Proceeds from issuances of common stock, net............        755       17,705         382
    Proceeds from issuance of redeemable preferred stock....     15,000           --          --
    Payments issued in lieu of fractional shares............         --           --          (7)
                                                               --------     --------     -------
      Net cash provided by financing activities for
         continuing operations..............................     11,255       29,567       2,700
                                                               --------     --------     -------
  Discontinued operations:
    Net cash used in financing activities for discontinued
      operations --
      Payments on long-term debt............................         --         (493)     (2,320)
                                                               --------     --------     -------
      Net cash provided by financing activities.............     11,255       29,074         380
                                                               --------     --------     -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................         (1)          --          --
      Decrease in cash and cash equivalents.................    (10,758)     (10,851)     (6,627)
                                                               --------     --------     -------
CASH AND CASH EQUIVALENTS:
Beginning of period.........................................     11,155          613       7,240
Cash acquired in purchase of NACT Telecommunications,
  Inc.......................................................      2,538           --          --
Cash acquired in purchase of Telemate.Net Software, Inc.....      4,810           --          --
Cash acquired in purchase of Cereus Technology Partners,
  Inc.......................................................         --       21,215          --
Cash acquired in purchase of MessageClick, Inc..............         --          178          --
                                                               --------     --------     -------
End of period...............................................   $  7,745     $ 11,155     $   613
                                                               ========     ========     =======
CASH AND CASH EQUIVALENTS:
  Continuing operations.....................................   $  7,745     $ 10,959     $    --
  Discontinued operations...................................         --          196         613
                                                               --------     --------     -------
    Total cash and cash equivalents.........................   $  7,745     $ 11,155     $   613
                                                               ========     ========     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAYMENTS DURING THE YEAR FOR:
    Interest................................................   $    170     $  1,108     $   743
                                                               ========     ========     =======
    Income taxes............................................   $    101     $    289     $   464
                                                               ========     ========     =======
  NON-CASH INVESTING AND FINANCING ACTIVITIES
    Common stock consideration for acquisitions:
    Telemate.Net Software, Inc. -- issuance of 24,758,070
      shares and assumption of 5,420,206 stock options......   $ 17,404     $     --     $    --
    NACT Telecommunications, Inc. -- issuance of 1,395,089
      stock options.........................................        625           --          --
    MessageClick, Inc. -- issuance of 1,405,923 shares......         --        3,544          --
    Cereus Technology Partners, Inc. -- issuance of
      21,866,600 shares and assumption of 19,571,192 common
      stock warrants and 1,376,708 stock options............         --      141,769          --
  Common stock and compensatory options issued in
    reorganization..........................................        150          556          --
  Common stock issued in exchange for convertible
    subordinated debentures.................................      2,285           --          --
  Warrants issued in conjunction with convertible
    subordinated debentures.................................        977           --          --
  Issuance of warrants in exchange for services.............        219           65          24
  Issuance of common stock in exchange for services.........         19          350           5
  Assets acquired and liabilities assumed in conjunction
    with business acquisitions:
    Fair value of assets acquired, excluding cash...........   $ 33,761     $  8,827     $    --
    Consideration paid......................................     16,095        2,024          --
                                                               --------     --------     -------
      Liabilities assumed...................................   $ 17,666     $  6,803     $    --
                                                               ========     ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Verso Technologies, Inc. and subsidiaries (the "Company"), is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company's continuing operations include two separate business segments, Gateway Solutions, which includes the Company's subsidiary NACT Telecommunications, Inc. ("NACT"), and Applications and Services, which includes its customer response center operations and its subsidiary Telemate.Net Software, Inc. ("Telemate.Net"). NACT was acquired in July, 2001 and Telemate.Net in November 2001. Discontinued operations include its value-added reseller ("VAR") business and associated consulting practice and its hospitality services group, which developed and marketed proprietary software and related integration and maintenance services ("HSG").

     The consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including Telemate.Net which merged with the Company on November 16, 2001, NACT which was acquired by the Company on July 27, 2001, MessageClick, Inc. ("MessageClick"), which merged with the Company on November 22, 2000 and Cereus Technology Partners, Inc. ("Cereus") and its subsidiaries, which was acquired by the Company on September 29, 2000, each in transactions accounted for as purchases (see Note 3) and including Sulcus Hospitality Technologies Corp. ("Sulcus") and Windward Technology Group, Inc. ("Windward"), which merged with the Company in the first quarter of 1999 in transactions accounted for as poolings-of-interests (see Note
3). The financial statements for 1999 include the results of Sulcus and Windward for the entire year. Cereus, Sulcus and Windward are included in discontinued operations.

     Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net loss.

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

 CASH EQUIVALENTS

     The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2001 and 2000 totaling approximately $6.4 million and $10.1 million respectively, consist primarily of money market investments, which are recorded at cost, which approximates market.

                            VERSO TECHNOLOGIES, INC.

                               DECEMBER 31, 2001

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

 CREDIT, CUSTOMER AND VENDOR CONCENTRATIONS

     The Company's accounts receivable potentially subject the Company to credit risk. While the Company has purchase-money-security-interests in its equipment sold on credit terms and generally prepares and files UCC financing statements with respect thereto, the Company does not seek to perfect or claim a security interest in small dollar value equipment sales and services. As of December 31, 2001, two customers of the Company's Gateway Solutions segment accounted for more than 10%, totaling approximately $3.0 million, of the Company's gross accounts receivable. During the year ended December 31, 2001, one customer of the Company's Application and Services segment accounted for more than 10%, totaling approximately $7.1 million, of the Company's total revenue.

 INVENTORIES

     Inventories consist primarily of purchased electronic components for the Company's Gateway Solutions segment, and are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

     Inventories as of December 31, 2001, are comprised of the following (in thousands):

Raw materials...............................................  $1,677
Work in process.............................................   1,376
Finished goods..............................................     884
                                                              ------
Total inventories...........................................   3,937
Inventory reserve...........................................    (228)
                                                              ------
Total inventories, net......................................  $3,709
                                                              ======

     The Company did not have purchased electronic component inventory for the year ended December 31, 2000.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost or fair value at date of acquisition, if acquired through a business acquisition. Depreciation and amortization is computed using the straight-line method over estimated useful lives or lease term, ranging from three to ten years. Upon retirement or disposal of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in operating income. Maintenance and repairs are charged to expense as incurred.

     Property and equipment are summarized as follows (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Computers and equipment.....................................  $4,705   $2,353
Purchased software..........................................   1,776      902
Furniture and fixtures......................................   1,402      648
Leasehold improvements......................................   2,318    2,234
                                                              ------   ------
                                                              10,201    6,137
Less accumulated depreciation and amortization..............   2,864      751
                                                              ------   ------
  Net property and equipment................................  $7,337   $5,386
                                                              ======   ======

                            VERSO TECHNOLOGIES, INC.

                               DECEMBER 31, 2001

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

     The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets represent the excess of cost over the fair value of net tangible assets acquired and identified other intangible assets. These assets are generally being amortized on a straight-line basis over estimated useful lives of three years. The Company assesses the recoverability of its goodwill and other intangible assets by determining whether the value of goodwill and other intangible asset balances over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill and other intangible asset impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. As a result of current year assessments, the Company reduced the carrying value of goodwill related to its VAR business operations, recording a goodwill write down of $95.3 million, which is classified in discontinued operations (see Note 4). Goodwill of approximately $11.4 million and $1.5 million associated with the acquisitions of NACT and Telemate.Net, respectively (see Note 3), is not being amortized in accordance with SFAS 142; also in accordance with SFAS 142, no amortization of goodwill will be recorded beginning in 2002.

     Intangible assets consist of the following (in thousands):

                                                       AMORTIZATION
                                                      PERIOD (YEARS)    2001      2000
                                                      --------------   -------   -------
Goodwill............................................        3          $16,132   $ 3,147
Capitalized software development....................        3            1,748        --
Installed customer base.............................        3            2,000     2,000
                                                                       -------   -------
                                                                        19,879     5,147
Accumulated amortization............................                    (3,931)   (2,420)
                                                                       -------   -------
                                                                       $15,949   $ 2,727
                                                                       =======   =======

  PRODUCT RETURNS AND WARRANTIES

     The Company provides warranties for its products for one year with optional prepaid warranty renewals in increments of either 6-month or one-year terms when the customer purchases maintenance coverage through the Company. The Company's sales and service agreements do not permit product returns by its customers. The Company has not experienced significant warranty claims to date. Accordingly, the Company has not provided a reserve for warranty costs at December 31, 2001 and 2000.

                            VERSO TECHNOLOGIES, INC.

                               DECEMBER 31, 2001

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

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

     Cash and cash equivalents, accounts receivable, accrued expenses, accounts payable, and customer deposits: The carrying amounts reported in the balance sheet approximates their fair value.

     Short and long-term debt: The carrying amount of the Company's borrowings under floating rate debt approximates fair value. The carrying amount of convertible subordinated debentures under fixed rate debt approximates their fair value, as these debentures were issued in a private placement and, therefore, no market is readily available. However, they were issued in an arm's-length transaction, which approximates the fair value.

     At December 31, 2001 and 2000, the carrying amounts of all financial instruments approximate their fair values.

  REVENUE RECOGNITION

  Gateway Solutions

     The Company recognizes revenue from its Gateway Solutions segment from product sales of its gateway solution systems when: (1) persuasive evidence of an agreement exists; (2) delivery has occurred and installation has been substantially complete; (3) the fee is fixed and determinable; and (4) collection of the resulting receivable, including receivables from customers to which the Company has provided customer financing, is probable. The determination of whether the collectibility of receivables is reasonably assured is based upon an assessment of the creditworthiness of the customers. In instances where collection of a receivable is not reasonably assured, revenue and related costs are deferred. Services revenue related to hardware sales are generally recognized at the time of performance.

  Applications and Services

     The Company recognizes revenue from its Applications and Services segment from two primary sources, product sales (hardware and software licenses) and services. Revenue from software licensing and support fees is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions". Accordingly, the Company recognizes hardware sales and software license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable. The determination of whether the collectibility of receivables is reasonably assured is based upon an assessment of the creditworthiness of the customers. In instances where collection of a receivable is not reasonably assured, revenue and related costs are deferred.

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

                            VERSO TECHNOLOGIES, INC.

                               DECEMBER 31, 2001

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  STOCK-BASED COMPENSATION PLAN

     The Company applies the intrinsic value-based method to account for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense to be recognized over the related vesting period is generally recorded only if the current market price of the underlying stock exceeds the exercise price on the date of grant. SFAS 123, "Accounting for Stock-Based Compensation", permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma income (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS 123.

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

  NET LOSS PER SHARE

     Basic and diluted net loss per share was computed in accordance with SFAS No. 128, "Earnings Per Share," using the weighted average number of common shares outstanding. The diluted net loss per share for the twelve month periods ended December 31, 2001, 2000 and 1999 does not include the effect of the common stock equivalents, calculated by the treasury stock method, as their impact would be antidilutive. Using the weighted average number of common shares, excluded common stock equivalents are as follows:

                                                         2001        2000       1999
                                                       ---------   ---------   -------
Shares issuable under stock options..................    717,302   1,827,356   635,193
Shares issuable pursuant to warrants to purchase
  common stock.......................................     39,323   3,016,212        --
Shares issuable under convertible subordinated
  debentures.........................................  1,011,236   1,664,351        --
                                                       ---------   ---------   -------
                                                       1,767,861   6,507,919   635,193
                                                       =========   =========   =======

  COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Comprehensive loss has been included in the Consolidated Statements of Shareholders' Equity for the three-year period ended December 31, 2001.

                            VERSO TECHNOLOGIES, INC.

                               DECEMBER 31, 2001

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  SEGMENT AND GEOGRAPHIC INFORMATION

     In accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined, with the acquisition of NACT, that it has two separately reportable operating segments, Gateway Solutions and Applications and Services. All of the Company's continuing operating results and identifiable assets are in the United States of America.

  NEW ACCOUNTING PRONOUNCEMENTS

     In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in September 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 138 is effective for the Company beginning January 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. To date, the Company has not invested in derivative instruments nor participated in hedging activities and, therefore, there will be no impact on the result of operations or financial position from Statements No. 133 or No. 138.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SAFS 141"), which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The Company adopted SFAS No. 141 as of July 1, 2001, for its acquisitions completed during the third and fourth fiscal quarters of 2001.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires non-amortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement at the date of acquisition. The Company adopted SFAS No. 142 for its acquisitions in the third and fourth fiscal quarters of 2001.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 extends the requirement of APB Opinion No. 30 of reporting separately discontinued operations to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted SFAS 144 in the fourth quarter of 2001 to reclassify its abandoned VAR business and consulting practice as discontinued operations for all periods presented in the consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.

                               DECEMBER 31, 2001

3.  MERGERS AND ACQUISITIONS

  TELEMATE.NET SOFTWARE, INC.

     On November 16, 2001, to increase capital which provided the means for the Company to acquire NACT Telecommunicomms, Inc., and to add patented communications billing & reporting for next-generation converged IP and PSTN networks to the Company's market offering, the Company acquired all of the outstanding capital stock of Telemate.Net, by means of a subsidiary merger. The merger consideration was approximately $4.1 million, consisting of 24,758,070 shares of the Company's common stock with a fair market value of $16.6 million, based on a $0.67 average of the Company's common stock price for the ten days prior to the date of purchase, assumed options to acquire 5,420,206 shares of the Company's common stock with exercise prices ranging from $.20 to $5.42 per share (estimated fair value of $1.8 million, using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility -- 128%; expected life -- one year; risk-free interest rate -- 3.3%; and expected dividend yield -- 0%), deferred compensation of $131,000 discussed in Note 9 and acquisition costs of approximately $2.0 million, reduced by retirement of Series B redeemable preferred stock ("Series B Preferred Stock") of $15.0 million and $438,000 of accrued interest thereon and notes receivable from shareholders assumed of $947,000.

     The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled approximately $1.5 million and was allocated to goodwill. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company is not amortizing this goodwill.

     The Company has prepared an initial allocation of purchase price based on the estimated fair values of certain intangible assets, receivables and contingent liabilities. The Company is continuing to obtain information as to ultimate valuation, recoverability and realization with respect to the fair values of these items and anticipates the allocation of purchase price is expected to be finalized during the first quarter of 2002.

  NACT TELECOMMUNICATIONS, INC.

     On July 27, 2001, the Company acquired all of the outstanding capital stock of NACT to enter the next generation networking and technology market. The purchase consideration was approximately $20.6 million, consisting of a cash payment of $14.2 million at closing funded primarily by the sale by the Company of $15 million of its Series B preferred stock to Telemate.Net, an additional amount payable on March 31, 2002 of up to $5.3 million plus interest at prime (see Note 15), a grant to NACT employees of in-the-money non-qualified options with a value of $625,000 and acquisition costs of approximately $500,000.

     In accordance with the terms of the definitive stock purchase agreement with Telemate.Net, on July 27, 2001, Telemate.Net purchased $15 million of Preferred Stock to fund Verso's acquisition of NACT.

     The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair value of net assets acquired (including identified intangible assets of $1.7 million, which are being amortized over a three year life) totaled approximately $11.4 million and was allocated to goodwill. In accordance SFAS 142, the Company is not amortizing this goodwill.

     The Company has prepared an initial allocation of purchase price based on the estimated fair values of certain intangible assets, receivables and contingent liabilities, including a deferred payment (see note 15). The Company is continuing to obtain information as to ultimate valuation, recoverability and realization with respect to the fair values of these items and anticipates the allocation of purchase price is expected to be finalized during the first quarter of 2002.

                            VERSO TECHNOLOGIES, INC.

                               DECEMBER 31, 2001

3.  MERGERS AND ACQUISITIONS -- (CONTINUED)

     Prior to the purchase of NACT, the Company became an NACT reseller in the first quarter of 2001. The Company resold NACT gateway solution systems with product revenues for the six months prior to acquisition totaling $2.8 million and cost of product sales of $2.2 million.

  MESSAGECLICK, INC.

     On November 22, 2000, the Company acquired all of the outstanding capital stock of MessageClick, Inc. by means of a subsidiary merger. The merger consideration was approximately $4.2 million, consisting of 1,405,923 shares of the Company's common stock with a fair value of $3.2 million, warrants to acquire 181,901 shares of the Company's common stock with an exercise price of $4.03 per share (estimated fair value of $301,000 using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility -- 88%; expected life -- five years; risk-free interest rate -- 5.5%; and expected dividend yield -- 0%), cash of $5,000 and acquisition costs of approximately $417,000.

     The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair value of net liabilities acquired totaled approximately $9.9 million and was allocated to goodwill. The goodwill has historically been amortized over three years. In the second quarter of 2001, the Company decided to discontinue offering its MessageClick ASP service and refocus the development of this proprietary application to be offered as a licensed software product. As a result of this decision, the remaining unamortized balance of goodwill related to MessageClick totaling $7.9 million was written off.

     Prior to the Company's mergers with Cereus in September 2000 (as described below) and MessageClick in November 2000, Cereus purchased 3,000,000 shares of MessageClick's Series E Preferred Stock for an aggregate purchase price of $1,500,000. In addition, in November 2000, the Company loaned MessageClick $300,000 pursuant to a 90-day promissory note.

  ALLOCATION OF PURCHASE PRICE

                                                    TELEMATE.NET    NACT     MESSAGECLICK
                                                    ------------   -------   ------------
Cash..............................................    $ 4,810      $ 2,538     $   176
Other current assets..............................      1,142       10,547         192
Property and equipment............................        563        2,505       1,273
Intangibles.......................................      1,539       13,146       9,874
Current liabilities...............................     (4,079)      (2,819)     (4,207)
Deferred payment on purchase of NACT..............         --       (5,340)         --
Convertible subordinated debentures...............         --           --      (3,124)
Deferred compensation.............................        131           --          --
                                                      -------      -------     -------
Purchase consideration............................    $ 4,106      $20,577     $ 4,184
                                                      =======      =======     =======

                            VERSO TECHNOLOGIES, INC.

                               DECEMBER 31, 2001

3.  MERGERS AND ACQUISITIONS -- (CONTINUED)

  PRO FORMA EFFECT OF TELEMATE.NET, NACT AND MESSAGECLICK

     The following unaudited pro forma information presents the results of continuing operations of the Company as if the acquisitions of Telemate.Net, NACT and MessageClick had taken place on January 1, 2000 (in thousands, except per share amounts):

                                                                2001       2000
                                                              --------   --------
Revenues....................................................  $ 47,567   $ 46,506
Net loss from continuing operations.........................  $(17,623)  $(40,830)
Net loss from continuing operations per common share
  -- basic and diluted......................................  $   (.22)  $   (.81)
Loss before extraordinary item per common share -- basic and
  diluted...................................................     (1.94)     (1.70)
Net loss per common share -- basic and diluted..............     (1.96)     (1.70)
Weighted average shares outstanding
  -- basic and diluted......................................    79,190     50,662

  CEREUS TECHNOLOGY PARTNERS, INC.

     On September 29, 2000, the Company acquired all of the outstanding capital stock of Cereus, a reseller of business applications and consulting practice, by means of a subsidiary merger. The merger consideration was approximately $133.6 million, consisting of 21,866,600 shares of the Company's common stock with a fair value of $106.6 million, assumed options and warrants to acquire 20,947,900 shares of the Company's common stock with exercise prices ranging from $.51 to $10.14 per share (estimated fair value of $35.8 million, net of $6.9 million of deferred compensation discussed in Note 9, using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility -- 88%; expected life -- five years; risk-free interest rate -- 5.5%; and expected dividend yield -- 0%) and acquisition costs of approximately $1.9 million, reduced by notes receivable from shareholders of $667,000 and a $10.2 million bridge facility advanced to the Company by Cereus prior to closing.

     The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled approximately $113.0 million and was allocated to goodwill. The goodwill has historically been amortized over three years.

     During the second quarter of 2001, the Company changed its strategic direction from primarily acting as a value-added reseller of prepackaged software to pursue opportunities in the next generation networking and softswitch technology market. As a result of its change in strategy, the Company re-evaluated its operations obtained through prior acquisition transactions, and determined that several operations, including its Cereus business, did not add value to the new strategic direction. Management evaluated its net intangibles associated with these non-strategic operations, and based upon its consolidated operating projections of expected future cash flows over a three-year period, discounted using a 8.0% interest rate, determined that the related net intangibles were impaired. Accordingly, the Company recognized a write-down of goodwill of $77.1 million during the quarter ended June 30, 2001.

     The Company decided to discontinue investment in its legacy value-added reseller business and associated consulting practice during the fourth quarter of 2001. As a result, the Company has accounted for the operations of Cereus as discontinued operations for all periods presented.

                            VERSO TECHNOLOGIES, INC.

                               DECEMBER 31, 2001

3.  MERGERS AND ACQUISITIONS -- (CONTINUED)

  WINDWARD TECHNOLOGY GROUP, INC.

     On March 31, 1999, the Company acquired all of the outstanding capital stock of Windward by means of a subsidiary merger by issuing 1,375,000 shares of the Company's common stock. Windward focused on the application development service market, with added networking and network management solutions. The merger with Windward was accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Windward for all periods prior to the merger. The Company decided to discontinue investment in its legacy value-added reseller business and associated consulting practice during the fourth quarter of 2001. As a result, the Company has accounted for the operations of Windward as discontinued operations for all periods presented.

4.  DISCONTINUED OPERATIONS

     Following the purchase of NACT in July of 2001, the Company determined that its legacy value-added reseller business and associated consulting practices were not strategic to the Company's ongoing objectives and discontinued capital and human resource investment in these businesses. Accordingly, the Company has elected to report its legacy value-added reseller and associated consulting practices as discontinued operations by early adopting SFAS 144. These businesses are included with HSG (which was reported as discontinued operations in 2000) for a combined presentation of discontinued operations. The consolidated financial statements have been reclassified to segregate the net assets and operating results of these combined discontinued operations for all periods presented.

     During 2000, the Company's board of directors decided to dispose of HSG. In December 2000, the Company completed the sale of its domestic lodging business and international hospitality business for aggregate proceeds of $10.0 million. The Company sold its restaurant solutions business for aggregate proceeds of $8.5 million in January 2001.

     The loss on the sale of HSG totaled $11.5 million. A loss of $11.0 million was recorded in the third and fourth quarters of 2000 and an additional $500,000 was recorded in the third quarter of 2001, the latter related to winding up the Company's international hospitality operations, the assets of which were sold in the fourth quarter of 2000. The 2000 loss included a reduction in asset values of approximately $6.7 million and a provision for anticipated closing costs and operating losses until disposal of approximately $4.8 million.

     Summary operating results of the discontinued operations (in thousands) are as follows:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2001        2000       1999
                                                      ---------   --------   --------
Revenue.............................................  $  12,762   $ 96,944   $119,296
                                                      =========   ========   ========
Gross profit........................................        374     23,429     41,948
                                                      =========   ========   ========
Operating loss......................................   (135,598)   (35,291)    (3,994)
Interest expense....................................         --       (785)      (459)
Loss on disposal of assets..........................       (500)    (6,704)        --
Income tax expense..................................         --       (170)       (24)
                                                      ---------   --------   --------
Loss from discontinued operations...................  $(136,098)  $(42,950)  $ (4,477)
                                                      =========   ========   ========

                            VERSO TECHNOLOGIES, INC.

                               DECEMBER 31, 2001

4.  DISCONTINUED OPERATIONS -- (CONTINUED)

     The operating loss in 2001 includes depreciation of $546,000, amortization of intangibles of $22.7 million, write-down of goodwill of $95.3 million, reorganization costs of $9.2 million and amortization of deferred compensation of $267,000. The operating loss in 2000 includes depreciation of $1.8 million, amortization of intangibles of $11.5 million, loss on asset abandonment of $218,000, reorganization costs of $1.0 million and amortization of deferred compensation of $126,000. The operating loss in 1999 includes depreciation of $1.2 million, amortization of intangibles of $868,000, reorganization costs of $192,000 and transaction costs of $170,000.

     The reorganization costs consist of the following (in thousands):

                                                               2001    2000   1999
                                                              ------   ----   ----
Severance costs.............................................  $1,217   $731   $192
Facilities closings.........................................   6,162    258     --
Inventory write-down........................................   1,005     --     --
MessageClick ASP existing costs.............................     824     --     --
                                                              ------   ----   ----
                                                              $9,208   $989   $192
                                                              ======   ====   ====

     Assets and liabilities of discontinued operations (in thousands) are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              ------   --------
Cash and cash equivalents...................................  $   --   $    196
Other current assets........................................     582     25,669
Furniture and equipment, net................................      --      4,344
Capitalized software, net...................................      --      4,532
Intangibles, net............................................      --    119,201
                                                              ------   --------
Assets of discontinued operations...........................  $  582   $153,942
                                                              ======   ========
Current liabilities.........................................   4,900     14,376
Reserve for loss on sale and operating losses...............              5,784
Accumulated other comprehensive loss........................               (201)
                                                              ------   --------
Liabilities of discontinued operations......................  $4,900   $ 19,959
                                                              ======   ========

     Included in current liabilities of discontinued operations at December 31, 2001 are accrued restructuring costs totaling $2.7 million. This accrual relates to several leases for buildings and equipment that are no longer being utilizing in continuing operations. The accrual is for all remaining payments due on these leases, less amounts to be paid by any sublessors. The accrual for one lease with total payments remaining of $2.7 million, assumes that the building will be sub-leased for 50% of the lease value.

                            VERSO TECHNOLOGIES, INC.

                               DECEMBER 31, 2001

5.  FINANCING ARRANGEMENTS

     In December 2001, the Company entered into a $5.0 million revolving credit agreement (the "Credit Agreement") with Silicon Valley Bank (the "Bank"). The Credit Agreement is secured by substantially all of the assets of the Company. Interest is computed at 2% above the Bank's Base Rate (6.75% at December 31,
2001). The Credit Agreement provides for up to $500,000 in letters of credit. Advances are limited by a formula based on eligible receivables, inventory, certain cash balances, outstanding letters of credit and certain subjective limitations. Interest payments are due monthly, and the Credit Agreement expires December 2002. The Credit Agreement includes an annual loan fee of $50,000 and ..25% on unused available borrowings. The Company paid certain loan fees and attorney's fees totaling approximately $94,000 in connection with the Credit Agreement, which fees are being amortized to interest expense over the term of the Credit Agreement.

     The Company had no borrowings under the Credit Agreement as of December 31, 2001. The availability under the Credit Agreement at December 31, 2001 is based on an analysis of available collateral based on an audit by the Bank, which is being completed now, and will be determined well in advance of any expected borrowing needs. Under the terms of the Credit Agreement, the Company is required to maintain a minimum tangible net worth, computed quarterly, and cannot declare dividends or incur any additional indebtedness without the consent of the Bank, and maintain other financial covenants, as defined. The Company was in compliance with these covenants as of December 31, 2001.

6.  CONVERTIBLE SUBORDINATED DEBENTURES

     In connection with the acquisition of MessageClick, certain investors of MessageClick purchased $4.5 million of the Company's 7.5% convertible subordinated debentures and warrants to purchase an aggregate of 1,000,000 shares of the Company's common stock at an exercise price of $7.39 per share. The debentures are convertible into the Company's common stock at a conversion price of $4.45. The convertible subordinated debentures are due November 22, 2005. The debentures have been discounted to reflect the fair value of the warrants issued, totaling approximately $1.4 million, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility -- 88%; expected life -- five years; risk-free interest rate -- 5.5%; and expected dividend yield -- 0%. The unamortized discount totaled approximately $1.1 million at December 31, 2001. In addition, the Company paid certain private placement fees and attorney's fees in connection with the sale of the debentures totaling $50,000. The fees are being amortized to interest expense over the term of the debentures.

     The Company issued $7.0 million of its 5% convertible subordinated debentures during the year ended December 31, 2000. The convertible subordinated debentures were issued with warrants to purchase 364,584 shares of the Company's common stock at an exercise price of $5.03 per share. The debentures were discounted to reflect the fair value of the warrants issued, totaling approximately $1.0 million, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility -- 88%; expected life -- five years; risk-free interest rate -- 5.5%; and expected dividend yield -- 0%. There is no unamortized discount at December 31, 2001. In addition, the Company paid certain private placement fees (including 88,712 shares of the Company's common stock with a fair value at the date of issuance totaling $350,000) and attorney's fees in connection with the sale of the debentures totaling $454,000. The fees were amortized to interest expense over the term of the debentures until the debentures were retired or converted into the Company's common stock.

                            VERSO TECHNOLOGIES, INC.

                               DECEMBER 31, 2001

6.  CONVERTIBLE SUBORDINATED DEBENTURES -- (CONTINUED)

     In January 2001, the Company modified the terms of its 5% convertible subordinated debentures. According to the modified terms of the agreement, the Company repurchased $4.5 million of the outstanding $7.0 million of its 5% convertible subordinated debentures. Of the remaining $2.5 million in outstanding 5% convertible subordinated debentures, $1.5 million were converted by the investors into the Company's common stock at a price of $1.40 per share. The remaining $1.0 million of 5% convertible subordinated debentures was converted at $1.19 per share. In connection with this modification, the Company issued warrants to purchase 945,378 shares of the Company's common stock at an exercise price of $2.00 per share. The fair value of the warrants issued, totaled approximately $977,000, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility -- 91%; expected life -- five years; risk-free interest rate -- 5.5%; and expected dividend yield -- 0%. The cost of conversion, including the warrants issued, totaled $1.6 million in the year ended December 31, 2001.

     The cost of conversion is reflected as an extraordinary item in the statement of operations and consisted of the following (in thousands):

Fair value of warrants issued...............................   $  977
Write off of related discount...............................      365
Write off of related loan fees..............................      165
Beneficial conversion.......................................      107
Legal and other costs.......................................       26
                                                               ------
                                                               $1,640
                                                               ======

7.  REORGANIZATION COSTS

     In the second quarter 2000, the Company announced a reorganization and accelerated the vesting of options for certain board members and executives who were going to be terminated with the Cereus merger. The costs associated with these eliminations included the fair value of 5,000 shares of the Company's common stock issued to an employee and the intrinsic value of accelerated vesting and extended exercise dates on options previously issued to employees and directors totaling approximately $511,000.

     In connection with the Company's relocation of its headquarters to Atlanta, Georgia the Company recorded reorganization costs in 1999 totaling approximately $462,000 related to recruiting and relocation of personnel.

8.  SHAREHOLDERS' EQUITY

 PREFERRED STOCK

     The Company originally authorized 1,000,000 shares of Preferred Stock, 30,000 of which were designated as Series A convertible Preferred Stock ("Series A Preferred" Stock). All 30,000 shares of the Series A convertible Preferred Stock have been converted into 300,000 shares of the Company's common stock.

     In 2001, concurrent with the closing of the NACT Stock Purchase, the Company issued and sold to Telemate.Net an aggregate of $15.0 million of the Company's Series B Preferred Stock at a price of $20.00 per share. Upon the merger between the Company and Telemate.Net, these shares were retired. There were no outstanding shares of the Preferred Stock at December 31, 2001 and 2000. Currently, there are 220,000 shares of undesignated Preferred Stock, which are authorized but unissued.

                            VERSO TECHNOLOGIES, INC.

                               DECEMBER 31, 2001

8.  SHAREHOLDERS' EQUITY -- (CONTINUED)

  PRIVATE PLACEMENTS

     On March 29, 2000, the Company sold 1,194,532 shares of its common stock to accredited investors in a private placement for aggregate proceeds of approximately $13.3 million less issuance costs of $240,000.

     On June 29, 2000, the Company sold 180,000 shares of its common stock to an accredited investor in a private placement for aggregate proceeds of $990,000.

  STOCK WARRANTS

     In connection with various financing and acquisition transactions, and related services provided to the Company, the Company has issued warrants to purchase the Company's common stock. During 2001, the Company issued 945,378 warrants in connection with the modification of the terms of its 5% convertible subordinated debt agreement. The fair value of the warrants issued, totaled approximately $977,000, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility -- 88%; expected life -- five years; risk-free interest rate -- 5.5%; and expected dividend yield -- 0%.

     During 2000, the Company issued 364,584 warrants in connection with its 5% convertible subordinated debentures and 181,901 in connection with its 7.5% convertible subordinated debentures. In addition, warrants issued by Cereus to purchase Cereus common stock were assumed by the Company and converted at a rate of 1.75 shares of the Company's common stock per share of Cereus common stock at the time of the Company's merger with Cereus. These warrants, after conversion, totaled 13,131,192 and were issued to employees and non-employees related to financing transactions of Cereus. The fair value of these warrants at the time of merger, estimated to be $17.5 million using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility -- 88%; expected life -- five years; risk-free interest rate -- 5.5%; and expected dividend yield -- 0%, is included in the cost of the acquisition. A summary of warrants outstanding at December 31, 2001, is as follows:

                                  NUMBER OF     EXERCISE
YEAR ISSUED                        WARRANTS      PRICE             EXPIRATION DATE
-----------                       ----------   ----------   -----------------------------
Year ended December 31, 1996....     275,000   $5.25-6.00   September 2003 - October 2006
Year ended December 31, 1997....     265,000   $5.00-6.00   January 2004 - September 2007
Year ended December 31, 2000....  14,547,573   $0.01-7.39      April 2002 - November 2005
Year ended December 31, 2001....   1,303,712   $0.01-2.00    November 2004 - October 2006
                                  ----------
                                  16,391,285
                                  ==========

     As of December 31, 2001, all of the warrants are exercisable.

                            VERSO TECHNOLOGIES, INC.

                               DECEMBER 31, 2001

9.  STOCK OPTION PLAN

     The Company has a stock option plan for employees, consultants, and other individual contributors to the Company which enables the Company to grant up to 10 million qualified and nonqualified incentive stock options (the "1999 Plan"). In 2001, the Plan was amended to increase the amount of stock options available for grant by five million shares. The Company adopted the 1999 Plan in the second quarter of 1999 and aggregated the Company's prior plans. The qualified options are to be granted at an exercise price not less than the fair market value at the date of grant. Subject to certain exceptions, the aggregate number of shares of common stock that may be granted through awards under the 1999 Plan to any employee in any calendar year may not exceed 300,000 shares. The Company's compensation committee determines the period within which options may be exercised, but no option may be exercised more than ten years from the date of grant. The compensation committee also determines the period over which the options vest. Options are generally exercisable for ten years from the grant date and generally vest over a four year period from the date of grant.

     The 1999 Plan also provides for stock purchase authorizations and stock bonus awards. As of December 31, 2000, stock bonus awards totaling 5,000 have been granted under the 1999 Plan. None were awarded for 2001. Total options available for grant under the 1999 Plan as of December 31, 2001 were 4,782,969.

     Upon the acquisition of Telemate.Net in November 2001, the Company assumed the Telemate Stock Incentive Plan and the Telemate.Net Software, Inc., 1999 Stock Incentive Plan, and the options outstanding thereunder. The options outstanding under the Plans were converted at a rate of 2.62 shares of the Company's common stock per share of Telemate.Net common stock at the time of the merger and totaled 5,420,206 shares. These options, at the time of merger, had an estimated fair value of $1.8 million using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility -- 128%; expected life -- one year; risk-free interest rate -- 3.3%; and expected dividend yield -- 0% and are included in goodwill. The Company does not plan to issue any additional shares under the Plans.

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

     In connection with the merger with Telemate.Net, the Company recorded deferred compensation of approximately $131,000 for the aforementioned options granted by Telemate.Net prior to the merger which were exchanged for the Company's options. The Company amortizes deferred compensation over three years, the weighted-average vesting period of the options. The Company amortized to non-cash compensation expense approximately $8,000 of the deferred compensation related to these option grants for the year ended December 31, 2001.

     In connection with the merger with Cereus, the Company recorded deferred compensation of approximately $6.9 million for the aforementioned options granted by Cereus prior to the merger which were exchanged for the Company's options. The Company amortizes deferred compensation over four years, the vesting period of the options. The Company amortized to non-cash compensation expense approximately $1.8 million and $500,000 of the deferred compensation related to these option grants for the years ended December 31, 2001 and 2000.

                            VERSO TECHNOLOGIES, INC.

                               DECEMBER 31, 2001

9.  STOCK OPTION PLAN -- (CONTINUED)

     Prior to the merger, Cereus granted stock warrants totaling 3,680,000 in 2000 to certain employees and directors outside of its stock option plan in addition to the warrants discussed in Note 8. These stock warrants have contractual terms of 5-10 years. The majority of these warrants have an exercise price equal to the fair market value of Cereus's stock at the grant date. The warrants granted in 2000 vest over various terms not to exceed 5 years, beginning on the date of the grant. These warrants were assumed by the Company and converted based on the merger agreement to 6,440,000 warrants at the time of the merger with Cereus. The fair value of these warrants at the time of merger, estimated to be $15.5 million using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility -- 88%; expected life -- five years; risk-free interest rate -- 5.5%; and expected dividend yield -- 0%, is included in the cost of the acquisition.

     During 2000, the Company accelerated vesting and extended exercise dates on options for certain terminated individuals. The Company recorded a non-cash charge of approximately $482,000 for the year ended December 31, 2000, representing the value of the accelerated vesting and extended exercise dates for certain terminated employees. The expense is included in reorganization costs.

     A summary of the status of the Company's stock options granted to employees, and the above warrants granted by Cereus, prior to the merger, as of December 31, 2001, December 31, 2000, and December 31, 1999 and the changes during the year ended on these dates is presented below:

  EMPLOYEE STOCK OPTIONS AND WARRANTS

                                      2001                    2000                    1999
                              ---------------------   ---------------------   ---------------------
                              NUMBER OF    WEIGHTED   NUMBER OF    WEIGHTED   NUMBER OF    WEIGHTED
                              SHARES OF    AVERAGE    SHARES OF    AVERAGE    SHARES OF    AVERAGE
                              UNDERLYING   EXERCISE   UNDERLYING   EXERCISE   UNDERLYING   EXERCISE
                               OPTIONS      PRICES     OPTIONS      PRICES     OPTIONS      PRICES
                              ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of
  the year..................  14,599,370    $4.19      4,058,207    $4.05      3,356,637    $4.17
Granted and assumed.........   9,547,453     0.90     12,665,797     4.35      1,834,500     4.00
Exercised...................  (1,090,582)    0.60     (1,005,596)    3.41       (116,268)    3.24
Forfeited...................  (5,026,763)    4.53     (1,119,038)    6.25     (1,010,910)    4.39
Expired.....................          --       --             --       --         (5,752)   17.39
                              ----------              ----------              ----------
Outstanding at end of
  year......................  18,029,478     2.57     14,599,370     4.19      4,058,207     3.07
                              ==========              ==========              ==========
Exercisable at end of
  year......................   8,210,833     2.49      5,670,100     3.92      2,314,801     3.43
                              ==========              ==========              ==========
Weighted-average fair value
  of all options granted....                 0.75                    4.19                    2.47

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

ASSUMPTION                                                  2001      2000      1999
----------                                                 ------     -----     -----
Expected Term............................................    4.00      4.00      5.00
Expected Volatility......................................  130.00%    91.00%    69.16%
Expected Dividend Yield..................................    0.00%     0.00%     0.00%
Risk-Free Interest Rate..................................    3.32%     5.50%     5.53%

                            VERSO TECHNOLOGIES, INC.

                               DECEMBER 31, 2001

9.  STOCK OPTION PLAN -- (CONTINUED)

     The following table summarizes information about employee stock options outstanding at December 31, 2001:

                                              OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                   ------------------------------------------   ----------------------------
                                     NUMBER                       WGTD. AVG.      NUMBER
RANGE OF EXERCISE                  OUTSTANDING     WGTD. AVG.      REMAINING    EXERCISABLE     WGTD. AVG.
PRICES                             AT 12/31/01   EXERCISE PRICE   CONTR. LIFE   AT 12/31/01   EXERCISE PRICE
-----------------                  -----------   --------------   -----------   -----------   --------------
$0.19 to 0.37....................   4,352,187        $ 0.32          7.23        2,793,072        $ 0.26
0.62 to 1.19.....................   2,728,807          1.07          8.71          774,086          0.88
1.22 to 2.14.....................   4,540,452          2.12          7.89        1,205,452          2.11
2.14 to 3.75.....................   2,213,315          3.05          7.07        1,466,169          2.98
3.81 to 10.14....................   4,153,867          6.05          7.65        1,951,641          6.03
10.31 to 18.00...................      40,850         14.95          5.38           20,413         15.09
                                   ----------        ------          ----        ---------        ------
$0.19 to $18.00..................  18,029,478        $ 2.57          7.69        8,210,833        $ 2.49
                                   ==========        ======          ====        =========        ======

     Had the Company used the fair value-based method of accounting for its stock option and incentive plans and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, the net loss and net loss per common share would have been increased to the following pro forma amounts (in thousands, except for per share amounts):

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2001        2000       1999
                                                      ---------   --------   --------
Net Loss
  As reported.......................................  $(147,615)  $(55,482)  $ (9,838)
  Pro forma.........................................   (149,963)   (59,466)   (11,139)
Net Loss per Common Share
  As reported.......................................  $   (2.71)  $  (2.14)  $  (0.41)
  Pro forma.........................................      (2.76)     (2.30)     (0.47)

10.  INCOME TAXES

     The significant components of income taxes, for continuing operations are as follows (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2001      2000      1999
                                                              ------    ------    ------
Income Taxes
  Currently Payable.........................................   $100      $ --      $ --
  Deferred..................................................     --        --        --
                                                               ----      ----      ----
Income Tax Expense..........................................   $100      $ --      $ --
                                                               ====      ====      ====

                            VERSO TECHNOLOGIES, INC.

                               DECEMBER 31, 2001

10.  INCOME TAXES -- (CONTINUED)

     A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax was as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Statutory U.S. rate.........................................  (34.0)%  (34.0)%  (34.0)%
State income taxes, net of federal benefit..................   (3.9)    (3.8)    (3.4)
Non-deductible goodwill.....................................   29.5      7.1      4.5
Non-deductible merger costs.................................     --       --      8.7
Effect of acquisitions......................................   (8.5)   (22.1)      --
Effect of valuation allowance...............................   13.1     52.8     24.2
Other permanent differences.................................    4.7       --       --
                                                              -----    -----    -----
                                                                0.9%     0.0%     0.0%
                                                              =====    =====    =====

     Deferred income taxes are recognized to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Deferred tax assets and (liabilities):
  Net operating loss carryforwards..........................  $ 48,046   $ 35,241
  Capital loss carryforwards................................       269        269
  Research and development credits..........................     1,248      1,248
  Unearned revenue..........................................     1,500      1,412
  Reserves..................................................     3,543      2,272
  Compensation accruals.....................................     1,995      1,335
  Discontinued operations...................................     5,494      4,625
  Intangible assets.........................................     2,318         --
  Depreciable assets........................................     1,281         --
  Valuation allowance.......................................   (65,694)   (46,402)
                                                              --------   --------
     Net deferred tax asset.................................  $     --   $     --
                                                              ========   ========

     The valuation allowance for deferred tax assets as of December 31, 2001, was approximately $65.7 million. The change of $19.3 million and $29.3 million in the total valuation allowance for 2001 and 2000, respectively, resulted primarily from increases in the above described temporary differences on which a valuation allowance was provided. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, Management believes it is more likely than not the Company will not realize the benefits of the deferred tax assets, and accordingly has recorded a full valuation allowance as of December 31, 2001 and 2000.

     At December 31, 2001, the Company had net operating loss ("NOL") carry-forwards of approximately $126.6 million, a portion of which are subject to certain limitations under the Internal Revenue Code Section 382, and other business tax credits of approximately $1.2 million. If not utilized, the NOLs will begin expiring in years 2002 through 2022.

                            VERSO TECHNOLOGIES, INC.

                               DECEMBER 31, 2001

11.  SAVINGS AND RETIREMENT PLAN

     The Company sponsors a 401(k) savings and retirement plan which is available to all eligible employees. Under the plan, the Company may make a discretionary matching contribution. Discretionary matching contributions were approximately $132,000, $151,000 and $99,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

12.  EMPLOYEE STOCK PURCHASE PLAN

     On November 16, 1999, the Company adopted the Verso Technologies, Inc. 1999 Employee Stock Purchase Plan (the "Plan") which offers employees the right to purchase shares of the Company's common stock at 85% of the market price, as defined. Under the Plan, full-time or part-time employees, except persons owning 5% or more of the Company's stock, who have worked for the Company for at least 15 consecutive days before the beginning of the offering period are eligible to participate in the Plan. Employees may elect to have withheld up to 10% of their annual salary up to a maximum of $25,000 per year to be applied to the purchase of the Company's unissued common stock. The purchase price is generally the lesser of the market price on the beginning or ending date of the offering periods under the Plan. A maximum of 1,000,000 shares of common stock may be purchased under the Plan. Shares issued under the Plan were 211,965 and 60,355 for the years ended December 31, 2001 and 2000, respectively.

13.  COMMITMENTS

  LEASES

     The Company leases office space and certain equipment under operating leases which expire at various dates through 2010 with some leases containing options for renewal. Rent expense for continuing operations under these leases was $1.9 million, $1.3 million and $163,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     As of December 31, 2001, approximate future commitments under operating leases in excess of one year are as follows (in thousands):

                                                              CONTINUING   DISCONTINUED
                                                              OPERATIONS    OPERATIONS
                                                              ----------   ------------
2002........................................................   $ 2,072        $  621
2003........................................................     2,018           475
2004........................................................     2,003           427
2005........................................................     1,973           368
2006........................................................     1,990           370
Thereafter..................................................     6,343         1,188
                                                               -------        ------
Total.......................................................   $16,399        $3,449
                                                               =======        ======

                            VERSO TECHNOLOGIES, INC.

                               DECEMBER 31, 2001

14.  SEGMENT INFORMATION

     As a result of the Company's acquisition of NACT, the Company is now reporting information for two segments, Gateway Solutions and Applications and Services (which the Company formerly referred to as its Technology Services Group).

  GATEWAY SOLUTIONS:

     The Company's Gateway Solutions segment consists of the operations of the Company's switching subsidiary, NACT. The Company's Gateway Solutions segment includes hardware and software, integration, applications and technical training and support.

  APPLICATIONS AND SERVICES:

     The Company's Applications and Services segment consists of the operations of the Company's customer response center services as well as the operations of the Company's Telemate.Net subsidiary. The Applications and Services segment offers network management, support and maintenance, customer response center services and application services.

     Management evaluates the business segment performance based on contributions before unallocated items. Inter-segment sales and transfers are not significant. The Company began offering Gateway Solutions in 2001.

     Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                                             GATEWAY       APPLICATIONS
                                                           SOLUTIONS(A)   AND SERVICES(A)    TOTAL
                                                           ------------   ---------------   -------
FOR THE YEARS ENDED DECEMBER 31,
       2001
  Revenue................................................    $15,773          $13,580       $29,353
  Contribution before unallocated items..................      3,772            2,598         6,370
  Goodwill and other intangibles.........................     12,957            2,992        15,949
  Total assets...........................................     26,205               --        26,205
  Capital expenditures...................................        377               --           377

       2000
  Revenue................................................    $    --          $11,988       $11,988
  Contribution before unallocated items..................         --            3,868         3,868
  Goodwill and other intangibles.........................         --            2,727         2,727
  Total assets...........................................         --               --            --
  Capital expenditures...................................         --               --            --

       1999
  Revenue................................................    $    --          $10,017       $10,017
  Contribution before unallocated items..................         --            2,297         2,297
  Goodwill and other intangibles.........................         --            3,839         3,839
  Total assets...........................................         --               --            --
  Capital expenditures...................................         --               --            --

---------------

(a) Gateway Solutions includes costs associated with certain corporate and administrative functions to support this business unit which are located in Utah. Applications and Services includes no allocation of corporate overhead costs, total assets and capital expenditures.

                            VERSO TECHNOLOGIES, INC.

                               DECEMBER 31, 2001

14.  SEGMENT INFORMATION -- (CONTINUED)

     The following table reconciles the total contribution before unallocated items to the loss from continuing operations before extraordinary item (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        --------   --------   -------
Contribution before unallocated items, per above......  $  6,370   $  3,868   $ 2,297
Corporate and administrative expenses(b)..............    (9,349)   (10,562)   (5,880)
Depreciation..........................................    (2,160)      (863)      (70)
Amortization of intangibles...........................    (1,511)      (982)     (982)
Loss on asset abandonment.............................        --     (1,760)       --
Reorganization costs..................................        --       (511)     (462)
Transaction costs.....................................        --         --       (81)
Amortization of deferred compensation.................    (1,766)      (482)       --
Interest expense, net.................................    (1,361)    (1,240)     (183)
                                                        --------   --------   -------
Loss from continuing operations before taxes and
  extraordinary item..................................  $ (9,777)  $(12,532)  $(5,361)
                                                        ========   ========   =======

---------------

(b) All rent, utilities and other corporate office expenses, corporate marketing expenses, corporate development costs and corporate human resources, accounting and information technology functions that support corporate, as well as, the Applications and Services segment are reflected in unallocated corporate, sales, general and administrative expenses. Office expenses, human resources, accounting and information technology costs specifically related to the Gateway Solutions segment are reflected in its contribution before unallocated items.

15.  SUBSEQUENT EVENTS

     On March 29, 2002, the Company entered into a Settlement Agreement and General Release (the "WATP Settlement Agreement") with WA Telcom Products Co., Inc. ("WATP") which provides for a restructuring of the deferred payment due by the Company to WATP pursuant to that certain Stock Purchase Agreement, dated as of July 4, 2001, as amended, between the Company and WATP, whereby the Company purchased from WATP all the issued and outstanding capital stock of NACT (the "Purchase Agreement"). Pursuant to the WATP Settlement Agreement, the Company's obligation to pay to WATP the deferred payment (the "Deferred Amount") on the date the Company files its Annual Report on Form 10-K for the year ended December 31, 2001, will be restructured pursuant to the terms and conditions of a Convertible Secured Promissory Note to be made by the Company in favor of WATP, in the aggregate principal amount of $4,250,000, together with interest accrued thereon the ("Note"), pursuant to which the aggregate principal amount and accrued interest thereunder is payable by the Company as follows: (i) $1.5 million on the date the Note is issued; (ii) $500,000 on each of July 1, 2002; October 1, 2002; and January 1, 2003; and (iii) $1.25 million plus all interest accrued under the Note since April 1, 2002, on April 1, 2003. Also pursuant to the Settlement Agreement, the Company shall pay to WATP $1.5 million on April 1, 2002. The WATP Settlement Agreement is subject to the approval of the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"), which has jurisdiction over WATP's pending bankruptcy proceeding, and the Company's obligation to pay the Deferred Amount has been suspended until the WATP Settlement Agreement is so approved or it terminates pursuant to its terms. If the Bankruptcy Court grants such approval, then the $1.5 million payment to be made by the Company to WATP on April 1, 2002, will be applied to the payment due under the Note on the date the Note is issued. If the Bankruptcy

                            VERSO TECHNOLOGIES, INC.

                               DECEMBER 31, 2001

15.  SUBSEQUENT EVENTS -- (CONTINUED)

Court does not grant such approval, then such payment will be applied to the Deferred Amount owed by the Company, and the Company will be required to pay to WATP the remainder of the Deferred Amount totaling approximately $4.0 million.

     Furthermore, pursuant to the WATP Settlement Agreement, the Company and WATP will release each other from claims against each other arising out of or related to the Purchase Agreement.

     At WATP's option, WATP may, at any time within the thirty-day period before a payment under the Note is due, convert some or all of the amount due on such payment date into shares of Common Stock at a conversion price of $1.36 per share. The Company's obligation to pay amounts due under the Note is (i) secured by all the assets of the Company, NACT and Telemate.Net and a pledge by the Company of all the issued and outstanding common stock of NACT and Telemate.Net, and (ii) guaranteed by NACT and Telemate.Net. The Note and security interests are subordinate to the rights of the Bank.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                             ADDITIONS
                             -----------------------------------------
                              BALANCE AT     CHARGED TO
                             BEGINNING OF    COSTS AND     ALLOWANCES                 BALANCE AT END
DESCRIPTION                     PERIOD        EXPENSES      ACQUIRED     DEDUCTIONS     OF PERIOD
-----------                  ------------   ------------   -----------   ----------   --------------
Allowances for doubtful accounts:
  2001.....................  $   (401,000)  $ (1,516,000)  $(1,454,000)   $916,000     $ (2,455,000)
  2000.....................      (658,000)      (198,000)           --     455,000         (401,000)
  1999.....................            --       (658,000)           --          --         (658,000)
Inventory valuation reserve:
  2001.....................  $         --   $   (178,000)  $  (300,000)   $250,000     $   (228,000)
Deferred tax valuation allowance:
  2001.....................  $(46,402,000)  $(19,292,000)  $        --    $     --     $(65,694,000)
  2000.....................  $(17,125,000)  $(29,277,000)  $        --    $     --     $(46,402,000)
  1999.....................  $(15,240,000)  $ (1,885,000)  $        --    $     --     $(17,125,000)

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

                                          VERSO TECHNOLOGIES, INC.

                                          BY:      /s/ STEVEN A. ODOM
                                            ------------------------------------
                                                       STEVEN A. ODOM
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       NAME                                         TITLE                       DATE
                       ----                                         -----                       ----

             /s/ MURALI ANANTHARAMAN                               Director                 April 1, 2002
 ------------------------------------------------
               Murali Anantharaman


                /s/ MAX E. BOBBITT                                 Director                 April 1, 2002
 ------------------------------------------------
                  Max E. Bobbitt


                 /s/ GARY H. HECK                                  Director                 April 1, 2002
 ------------------------------------------------
                   Gary H. Heck


               /s/ JAMES M. LOGSDON                   President, Chief Operating Officer    April 1, 2002
 ------------------------------------------------                and Director
                 James M. Logsdon


                /s/ AMY L. NEWMARK                                 Director                 April 1, 2002
 ------------------------------------------------
                  Amy L. Newmark


                /s/ STEVEN A. ODOM                   Chief Executive Officer and Chairman   April 1, 2002
 ------------------------------------------------                of the Board
                  Steven A. Odom                        (Principal Executive Officer)


              /s/ STEPHEN E. RAVILLE                               Director                 April 1, 2002
 ------------------------------------------------
                Stephen E. Raville


              /s/ JULIET M. REISING                    Executive Vice President, Chief      April 1, 2002
 ------------------------------------------------       Financial Officer, Secretary,
                Juliet M. Reising                     Treasurer and Director (Principal
                                                      Accounting and Financial Officer)


            /s/ JOSEPH R. WRIGHT, JR.                              Director                 April 1, 2002
 ------------------------------------------------
              Joseph R. Wright, Jr.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                               EXHIBIT                                      METHOD OF FILING
-------                             -------                                      ----------------
  2.1     Second Amended and Restated Agreement and Plan of Merger      Incorporated by reference to
          dated as of July 27, 2000, among the Registrant, Solemn       Appendix A to the Registrant's
          Acquisition Corporation and Cereus Technology Partners,       Registration Statement on Form S-4
          Inc.                                                          filed August 7, 2000 (File No.
                                                                        333-43224).

  2.2     Agreement and Plan of Merger dated as of August 31, 1998,     Incorporated by reference to
          among the Registrant, Encore Acquiring Corporation, Encore    Exhibit 2.1 to the Registrant's
          Systems, Inc., Global Systems and Support, Inc., Five Star    Current Report on Form 8-K filed
          Systems, Inc., Penelope A. Sellers and Joseph T. Dyer.        September 10, 1998.

  2.3     Agreement and Plan of Merger dated as of November 11, 1998,   Incorporated by reference to
          among the Registrant, Sulcus Hospitality Technologies Corp.   Exhibit 2.1 to the Registrant's
          and Sulcus Acquiring Corporation.                             Registration Statement on Form S-4
                                                                        filed February 16, 1999 (File No.
                                                                        333-68699).

  2.4     Stock Purchase Agreement dated as of October 26, 2000,        Incorporated by reference to Ex-
          among Squirrel Systems, Inc., a wholly-owned subsidiary of    hibit 10.15 to the Registrant's
          the Registrant, Squirrel Systems of Canada Ltd. and SQS       Quarterly Report on Form 10-Q for
          Acquisitions Inc.                                             the quarter ended September 30,
                                                                        2000.

  2.5     Agreement and Plan of Merger dated October 31, 2000, among    Incorporated by reference to
          the Registrant, MessageClick, Inc. and MCLICK Acquisition     Exhibit 2.1 to the Registrant's
          Corporation (the "MessageClick Merger Agreement").            Current Report on Form 8-K filed
                                                                        December 6, 2000.

  2.6     First Amendment to the Agreement and Plan of Merger dated     Incorporated by reference to
          as of November 9, 2000, among the Registrant, MCLICK          Exhibit 2.2 to the Registrant's
          Acquisition Corporation and MessageClick, Inc.                Current Report on Form 8-K filed
                                                                        December 6, 2000.

  2.7     Second Amendment to the Agreement and Plan of Merger dated    Incorporated by reference to
          as of November 10, 2000, among the Registrant, MCLICK         Exhibit 2.3 to the Registrant's
          Acquisition Corporation and MessageClick, Inc.                Current Report on Form 8-K filed
                                                                        December 6, 2000.

  2.8     Agreement for the Purchase and Sale of Assets dated as of     Incorporated by reference to
          September 28, 2000, among the Registrant, AremisSoft          Exhibit 2.2 to the Registrant's
          Corporation and Eltrax Hospitality Group, Inc. (the           Current Report on Form 8-K filed
          "AremisSoft Agreement").                                      December 29, 2000.

  2.9     Letter amending the AremisSoft Agreement dated as of          Incorporated by reference to
          October 18, 2000.                                             Exhibit 2.2 to the Registrant's
                                                                        Current Report on Form 8-K filed
                                                                        December 29, 2000.

  2.10    Letter amending the AremisSoft Agreement dated as of          Incorporated by reference to
          November 22, 2000.                                            Exhibit 2.3 to the Registrant's
                                                                        Current Report on Form 8-K filed
                                                                        December 29, 2000.

  2.11    Form of Agreement between AremisSoft Norway AS and Eltrax     Incorporated by reference to
          System Scandinavia AS.                                        Exhibit 2.4 to the Registrant's
                                                                        Current Report on Form 8-K filed
                                                                        December 29, 2000.

  2.12    Form of Agreement among the Registrant, AremisSoft            Incorporated by reference to
          Corporation, AremisSoft Hospitality (Switzerland) GmbH,       Exhibit 2.5 to the Registrant's
          Eltrax AG and Eltrax Holdings AG.                             Current Report on Form 8-K filed
                                                                        December 29, 2000.

EXHIBIT
  NO.                               EXHIBIT                                      METHOD OF FILING
-------                             -------                                      ----------------
  2.13    Form of Agreement among the Registrant, AremisSoft            Incorporated by reference to
          Corporation, AremisSoft Australia Pty Limited, Eltrax         Exhibit 2.6 to the Registrant's
          Systems Pty Ltd., and Eltrax International Group, Inc.        Current Report on Form 8-K filed
                                                                        December 29, 2000.

  2.14    Form of Agreement among the Registrant, AremisSoft            Incorporated by reference to
          Corporation, AremisSoft Hospitality (UK) Limited, and         Exhibit 2.7 to the Registrant's
          Eltrax Hospitality UK Ltd.                                    Current Report on Form 8-K filed
                                                                        December 29, 2000.

  2.15    Form of Agreement among the Registrant, AremisSoft            Incorporated by reference to
          Corporation, Impact Level (M) Sdn. Bhd., Eltrax Systems       Exhibit 2.8 to the Registrant's
          Sdn. Bhd. and Eltrax International Inc.                       Current Report on Form 8-K filed
                                                                        December 29, 2000.

  2.16    Form of Agreement among the Registrant, AremisSoft            Incorporated by reference to
          Hospitality Group (US), Inc. and Eltrax Group, Inc.           Exhibit 2.9 to the Registrant's
                                                                        Current Report on Form 8-K filed
                                                                        December 29, 2000.

  2.17    Form of Agreement among the Registrant, AremisSoft            Incorporated by reference to Ex-
          Corporation, AremisSoft (HK) Corporation Limited, Eltrax      hibit 2.10 to the Registrant's
          Systems Pty Limited and Eltrax International Inc.             Current Report on Form 8-K filed
                                                                        December 29, 2000.

  2.18    Form of Agreement among the Registrant, AremisSoft            Incorporated by reference to Ex-
          Corporation, Latin America One Pte Ltd. and Eltrax Systems    hibit 2.11 to the Registrant's
          Pte Ltd.                                                      Current Report on Form 8-K filed
                                                                        December 29, 2000.

  2.19    Agreement and Plan of Merger dated as of May 4, 2001, among   Incorporated by reference to
          the Registrant, Telemate.Net Software, Inc. and Titan         Exhibit 2.1 to the Registrant's
          Acquiring Sub, Inc. (the "Telemate.Net Merger Agreement").    Current Report on Form 8-K filed on
                                                                        May 16, 2001.

  2.20    First Amendment to the Telemate.Net Merger Agreement dated    Incorporated by reference to
          as of June 1, 2001.                                           Exhibit 2.2 to Amendment No. 1 to
                                                                        the Registrant's Current Report on
                                                                        Form 8-K/A filed on June 5, 2001.

  2.21    Stock Purchase Agreement dated as of May 4, 2001, between     Incorporated by reference to
          the Registrant and WA Telcom Products Co., Inc.               Exhibit 2.1 to the Registrant's
                                                                        Current Report on Form 8-K filed on
                                                                        June 5, 2001.

  2.22    Series B Preferred Stock Purchase Agreement dated as of May   Incorporated by reference to Ex-
          4, 2001, between the Registrant and Telemate.Net Software,    hibit 99.1 to the Registrant's
          Inc. (the "Series B Stock Purchase Agreement").               Current Report on Form 8-K filed on
                                                                        May 16, 2001.

  2.23    First Amendment to the Series B Stock Purchase Agreement      Incorporated by reference to Ex-
          dated as of June 1, 2001, between the Registrant and          hibit 99.2 to Amendment No. 1 to
          Telemate.Net Software, Inc.                                   the Registrant's Current Report on
                                                                        Form 8-K/A filed on June 5, 2001.

  2.24    Second Amendment to the Series B Stock Purchase Agreement     Incorporated by reference to Ex-
          dated as of July 27, 2001, between the Registrant and         hibit 99.3 to the Registrant's
          Telemate.Net Software, Inc.                                   Current Report on Form 8-K filed on
                                                                        August 10, 2001.

  2.25    Agreement and Plan of Merger dated as of January 10, 2001,    Incorporated by reference to
          by and among the Registrant, SS & Co., Inc. and Senercomm,    Exhibit 2.1 to the Registrant's
          Inc.                                                          Quarterly Report on Form 10-Q for
                                                                        the quarter ended March 31, 2001.

EXHIBIT
  NO.                               EXHIBIT                                      METHOD OF FILING
-------                             -------                                      ----------------
  3.1     Amended and Restated Articles of Incorporation of the         Incorporated by reference to
          Registrant, as amended.                                       Exhibit 3.1 to the Registrant's
                                                                        Registration Statement on Form S-18
                                                                        (File No. 33-51456).

  3.2     Amendment to the Amended and Restated Articles of             Incorporated by reference to
          Incorporation of the Registrant, as amended.                  Exhibit 3.1 to the Registrant's
                                                                        Current Report on Form 8-K filed
                                                                        October 2, 2000.

  3.3     Amendment to the Amended and Restated Articles of             Incorporated by reference to
          Incorporation of the Registrant, as amended.                  Exhibit 4.1 to the Registrant's
                                                                        Current Report on Form 8-K filed
                                                                        November 19, 2001.

  3.4     Bylaws of the Registrant, as amended.                         Incorporated by reference to
                                                                        Exhibit 3.2 to the Registrant's
                                                                        Registration Statement on Form S-4
                                                                        filed August 7, 2000 (File No.
                                                                        333-43224).

  3.5     Amendment to the Bylaws of the Registrant, as amended.        Incorporated by reference to
                                                                        Exhibit 4.2 to the Registrant's
                                                                        Current Report on Form 8-K filed
                                                                        November 19, 2001.

  4.1     Specimen form of the Registrant's common stock certifi-       Incorporated by reference to
          cate.                                                         Exhibit 4.1 to the Registrant's
                                                                        Registration Statement on Form S-18
                                                                        (File No. 33-51456).

  4.2     Warrant dated as of October 31, 1996, to purchase 106,250     Incorporated by reference to Ex-
          shares of the Registrant's common stock granted to Walter     hibit 10.4 to the Registrant's
          C. Lovett.                                                    Current Report on Form 8-K filed
                                                                        November 12, 1996.

  4.3     Warrant dated as of October 31, 1996, to purchase 106,250     Incorporated by reference to Ex-
          shares of the Registrant's common stock granted to Douglas    hibit 10.5 to the Registrant's
          L. Roberson.                                                  Current Report on Form 8-K filed
                                                                        November 12, 1996.

  4.4     Warrant dated as of September 23, 1997, to purchase 240,000   Incorporated by reference to
          shares of the Registrant's common stock granted to Morgan     Exhibit 4.5 to the Registrant's
          Q. Payne.                                                     Annual Report on Form 10-K the year
                                                                        ended December 31, 1997.

  4.5     Convertible Debenture dated as of July 27, 2000, executed     Incorporated by reference to
          by the Registrant in favor of Strong River Investments,       Exhibit 4.5 to the Registrant's
          Inc.                                                          Registration Statement on Form S-4
                                                                        filed August 7, 2000 (File No.
                                                                        333-43224).

  4.6     Convertible Debenture dated as of July 27, 2000, executed     Incorporated by reference to
          by the Registrant in favor of Bay Harbor Investments, Inc.    Exhibit 4.6 to the Registrant's
                                                                        Registration Statement on Form S-4
                                                                        filed August 7, 2000 (File No.
                                                                        333-43224).

  4.7     Registration Rights Agreement dated as of July 27, 2000,      Incorporated by reference to
          among the Registrant, Strong River Investments, Inc. and      Exhibit 4.7 to the Registrant's
          Bay Harbor Investments, Inc.                                  Registration Statement on Form S-4
                                                                        filed August 7, 2000 (File No.
                                                                        333-43224).

  4.8     Registration Rights Agreement dated as of June 29, 2000,      Incorporated by reference to
          between the Registrant and E.piphany, Inc.                    Exhibit 4.8 to the Registrant's
                                                                        Registration Statement on Form S-4
                                                                        filed August 7, 2000 (File No.
                                                                        333-43224).

EXHIBIT
  NO.                               EXHIBIT                                      METHOD OF FILING
-------                             -------                                      ----------------
  4.9     Warrant dated as of July 27, 2000, to purchase 104,168        Incorporated by reference to Ex-
          shares of the Registrant's common stock granted to Strong     hibit 4.10 to the Registrant's
          River Investments, Inc.                                       Registration Statement on Form S-4
                                                                        filed August 7, 2000 (File No.
                                                                        333-43224).

  4.10    Warrant dated as of July 27, 2000, to purchase 104,168        Incorporated by reference to Ex-
          shares of the Registrant's common stock granted to Bay        hibit 4.11 to the Registrant's
          Harbor Investments, Inc.                                      Registration Statement on Form S-4
                                                                        filed August 7, 2000 (File No.
                                                                        333-43224).

  4.11    Warrant dated as of July 27, 2000, to purchase 26,041         Incorporated by reference to Ex-
          shares of the Registrant's common stock granted to Strong     hibit 4.12 to the Registrant's
          River Investments, Inc.                                       Registration Statement on Form S-4
                                                                        filed August 7, 2000 (File No.
                                                                        333-43224).

  4.12    Warrant dated as of July 27, 2000, to purchase 26,041         Incorporated by reference to Ex-
          shares of the Registrant's common stock granted to Bay        hibit 4.13 to the Registrant's
          Harbor Investments, Inc.                                      Registration Statement on Form S-4
                                                                        filed August 7, 2000 (File No.
                                                                        333-43224).

  4.13    Warrant dated as of July 27, 2000, to purchase 52,083         Incorporated by reference to Ex-
          shares of the Registrant's common stock granted to Strong     hibit 4.14 to the Registrant's
          River Investments, Inc.                                       Registration Statement on Form S-4
                                                                        filed August 7, 2000 (File No.
                                                                        333-43224).

  4.14    Warrant dated as of July 27, 2000, to purchase 52,083         Incorporated by reference to Ex-
          shares of the Registrant's common stock granted to Bay        hibit 4.15 to the Registrant's
          Harbor Investments, Inc.                                      Registration Statement on Form S-4
                                                                        filed August 7, 2000 (File No.
                                                                        333-43224).

  4.15    Warrant dated as of September 29, 2000, to purchase           Incorporated by reference to Ex-
          1,750,000 shares of the Registrant's common stock granted     hibit 10.7 to the Registrant's
          to Steven A. Odom. Represents an executive compensation       Quarterly Report on Form 10-Q for
          plan or arrangement.                                          the quarter ended September 30,
                                                                        2000.

  4.16    Warrant dated as of September 29, 2000, to purchase 875,000   Incorporated by reference to Ex-
          shares of the Registrant's common stock granted to James M.   hibit 10.8 to the Registrant's
          Logsdon. Represents an executive compensation plan or         Quarterly Report on Form 10-Q for
          arrangement.                                                  the quarter ended September 30,
                                                                        2000.

  4.17    Warrant dated as of September 29, 2000, to purchase 665,000   Incorporated by reference to Ex-
          shares of the Registrant's common stock granted to Juliet     hibit 10.9 to the Registrant's
          M. Reising. Represents an executive compensation plan or      Quarterly Report on Form 10-Q for
          arrangement.                                                  the quarter ended September 30,
                                                                        2000.

  4.18    Warrant dated as of August 21, 2000, to purchase 300,000      Incorporated by reference to Ex-
          shares of Cereus Technology Partners, Inc.'s common stock     hibit 10.10 to the Registrant's
          granted to Steven A. Odom. Represents an executive            Quarterly Report on Form 10-Q for
          compensation plan or arrangement.                             the quarter ended September 30,
                                                                        2000.

  4.19    Warrant dated as of August 21, 2000, to purchase 100,000      Incorporated by reference to Ex-
          shares of Cereus Technology Partners, Inc.'s common stock     hibit 10.11 to the Registrant's
          granted to James M. Logsdon. Represents an executive          Quarterly Report on Form 10-Q for
          compensation plan or arrangement.                             the quarter ended September 30,
                                                                        2000.

  4.20    Warrant dated as of August 21, 2000, to purchase 350,000      Incorporated by reference to Ex-
          shares of Cereus Technology Partners, Inc.'s common stock     hibit 10.12 to the Registrant's
          granted to Juliet M. Reising. Represents an executive         Quarterly Report on Form 10-Q for
          compensation plan or arrangement.                             the quarter ended September 30,
                                                                        2000.

EXHIBIT
  NO.                               EXHIBIT                                      METHOD OF FILING
-------                             -------                                      ----------------
  4.21    Warrant dated as of August 21, 2000, to purchase 250,000      Incorporated by reference to Ex-
          shares of Cereus Technology Partners, Inc.'s common stock     hibit 10.13 to the Registrant's
          granted to Juliet M. Reising. Represents an executive         Quarterly Report on Form 10-Q for
          compensation plan or arrangement.                             the quarter ended September 30,
                                                                        2000.

  4.22    Warrant dated as of August 21, 2000, to purchase 50,000       Incorporated by reference to Ex-
          shares of Cereus Technology Partners, Inc.'s common stock     hibit 10.14 to the Registrant's
          granted to Peter Pamplin. Represents an executive             Quarterly Report on Form 10-Q for
          compensation plan or arrangement.                             the quarter ended September 30,
                                                                        2000.

  4.23    Warrant dated as of January 30, 2001, to purchase 83,334      Incorporated by reference to
          shares of the Registrant's common stock granted to PNC        Exhibit 4.1 to the Registrant's
          Bank, National Association.                                   Quarterly Report on Form 10-Q for
                                                                        the quarter ended March 31, 2001.

  4.24    Warrant dated as of January 30, 2001, to purchase 472,689     Incorporated by reference to
          shares of the Registrant's common stock granted to Strong     Exhibit 4.2 to the Registrant's
          River Investments, Inc.                                       Quarterly Report on Form 10-Q for
                                                                        the quarter ended March 31, 2001.

  4.25    Warrant dated as of January 30, 2001, to purchase 472,689     Incorporated by reference to
          shares of the Registrant's common stock granted to Bay        Exhibit 4.3 to the Registrant's
          Harbor Investments, Inc.                                      Quarterly Report on Form 10-Q for
                                                                        the quarter ended March 31, 2001.

  4.26    Form of Warrant issued in connection with the MessageClick    Incorporated by reference to
          Merger Agreement.                                             Exhibit 4.1 to the Registrant's
                                                                        Current Report on Form 8-K filed
                                                                        December 6, 2000.

  4.27    Form of Registration Rights Agreement entered into in         Incorporated by reference to
          connection with the MessageClick Merger Agreement.            Exhibit 4.2 to the Registrant's
                                                                        Current Report on Form 8-K filed
                                                                        December 6, 2000.

  4.28    Form of 7.5% Convertible Debenture issued in connection       Incorporated by reference to
          with the Convertible Debenture and Warrant Purchase           Exhibit 4.5 to the Registrant's
          Agreement between the Registrant and the Purchasers named     Current Report on Form 8-K filed
          therein (the "Debenture Purchase Agreement").                 December 6, 2000.

  4.29    Form of Warrant issued in connection with the Debenture       Incorporated by reference to
          Purchase Agreement.                                           Exhibit 4.6 to the Registrant's
                                                                        Current Report on Form 8-K filed
                                                                        December 6, 2000.

  4.30    Form of Registration Rights Agreement entered into in         Incorporated by reference to
          connection with the Debenture Purchase Agreement.             Exhibit 4.7 to the Registrant's
                                                                        Current Report on Form 8-K filed
                                                                        December 6, 2000.

  4.31    Registration Rights Agreement dated as of February 8, 2000,   Incorporated by reference to Ex-
          among Cereus Technology Partners, Inc. and the stockholders   hibit 4(e) to Cereus Technology
          party thereto.                                                Partners, Inc.'s Annual Report on
                                                                        Form 10-KSB for the year ended De-
                                                                        cember 31, 1999.

  4.32    Registration Rights Agreement dated as of August 18, 2000,    Incorporated by reference to Ex-
          among Cereus Technology Partners, Inc. and the stockholders   hibit 4.32 of the Registrant's
          party thereto.                                                Annual Report for the year ended
                                                                        December 31, 2000.

  4.33    Registration Rights Agreement dated as of September 15,       Incorporated by reference to Ex-
          2000, among Cereus Technology Partners, Inc. and the          hibit 4.31 to the Registrant's
          stockholders party thereto.                                   Annual Report on Form 10-K for the
                                                                        year ended December 31, 2000.

EXHIBIT
  NO.                               EXHIBIT                                      METHOD OF FILING
-------                             -------                                      ----------------
  4.34    Registration Rights Agreement dated as of September 27,       Incorporated by reference to Ex-
          2000, among Cereus Technology Partners, Inc. and the          hibit 4.32 to the Registrant's
          stockholders party thereto.                                   Annual Report on Form 10-K for the
                                                                        year ended December 31, 2000.

  4.35    Registration Rights Agreement dated as of July 27, 2001       Incorporated by reference to
          entered into in connection with the Series B Preferred        Exhibit 4.1 to the Registrant's
          Stock Purchase Agreement.                                     Current Report on Form 8-K filed on
                                                                        August 10, 2001.

  4.36    Convertible Debenture dated as of January 30, 2001,           Incorporated by reference to
          executed by the Registrant in favor of Strong River           Exhibit 4.4 to the Registrant's
          Investments, Inc.                                             Quarterly Report on Form 10-Q for
                                                                        the quarter ended March 31, 2001.

  4.37    Convertible Debenture dated as of January 30, 2001,           Incorporated by reference to
          executed by the Registrant in favor of Bay Harbor Invest-     Exhibit 4.5 to the Registrant's
          ments, Inc.                                                   Quarterly Report on Form 10-Q for
                                                                        the quarter ended March 31, 2001.

  4.38    Purchase Agreement dated as of January 18, 2001, among the    Incorporated by reference to Ex-
          Registrant, Strong River Investments, Inc. and Bay Harbor     hibit 10.2 to the Registrant's
          Investments, Inc. (the "Strong River Debenture Purchase       Quarterly Report on Form 10-Q for
          Agreement").                                                  the quarter ended March 31, 2001.

  4.39    Amendment dated as of January 23, 2001, to the Strong River   Incorporated by reference to Ex-
          Debenture Purchase Agreement.                                 hibit 10.4 to the Registrant's
                                                                        Quarterly Report on Form 10-Q for
                                                                        the quarter ended March 31, 2001.

  4.40    Amendment dated as of January 25, 2001, to the Strong River   Incorporated by reference to Ex-
          Debenture Purchase Agreement.                                 hibit 10.5 to the Registrant's
                                                                        Quarterly Report on Form 10-Q for
                                                                        the quarter ended March 31, 2001.

  4.41    Registration Rights Agreement dated as of January 30, 2001,   Incorporated by reference to Ex-
          among the Registrant, Strong River Investments, Inc. and      hibit 10.3 to the Registrant's
          Bay Harbor Investments, Inc.                                  Quarterly Report on Form 10-Q for
                                                                        the quarter ended March 31, 2001.

  4.42    Form of Warrant issued in connection with Telemate.Net        Filed herewith.
          Software, Inc.'s merger with the Registrant.

 10.1     Form of Incentive Stock Option Agreement.                     Incorporated by reference to Ex-
                                                                        hibit 10.6 to the Registrant's
                                                                        Registration Statement on Form S-18
                                                                        (File 33-51456).

 10.2     Form of Non-Statutory Option Agreement.                       Incorporated by reference to Ex-
                                                                        hibit 10.7 to the Registrant's
                                                                        Registration Statement on Form S-18
                                                                        (File 33-51456).

 10.3     Form of Non-Employee Director Stock Option Agreement.         Incorporated by reference to Ex-
                                                                        hibit 10.10 to the Registrant's
                                                                        Annual Report on Form 10-KSB for
                                                                        the year ended March 31, 1993.

 10.4     1992 Stock Incentive Plan.                                    Incorporated by reference to Ex-
                                                                        hibit 10.4 to the Registrant's
                                                                        Registration Statement on Form S-18
                                                                        (File No. 33-51456).

EXHIBIT
  NO.                               EXHIBIT                                      METHOD OF FILING
-------                             -------                                      ----------------
 10.5     1995 Stock Incentive Plan.                                    Incorporated by reference to Ex-
                                                                        hibit 10.12 to the Registrant's
                                                                        Annual Report on Form 10-KSB for
                                                                        the year ended March 31, 1995.

 10.6     1997 Stock Incentive Plan.                                    Incorporated by reference to the
                                                                        Registrant's Proxy Statement for
                                                                        its 1997 Annual Meeting of
                                                                        Stockholders.

 10.7     1998 Stock Incentive Plan.                                    Incorporated by reference to Ex-
                                                                        hibit 10.27 to the Registrant's
                                                                        Registration Statement on Form S-4
                                                                        filed February 16, 1999 (File No.
                                                                        333-68699).

 10.8     1999 Stock Incentive Plan.                                    Incorporated by reference to
                                                                        Exhibit 4.4 to the Registrant's
                                                                        Registration Statement on Form S-8
                                                                        filed August 13, 1999.

 10.9     First Amendment to the 1999 Stock Incentive Plan.             Incorporated by reference to Ex-
                                                                        hibit 10.9 to the Registrant's
                                                                        Registration Statement on Form S-4
                                                                        filed August 7, 2000 (File No.
                                                                        333-43224).

 10.10    1999 Employee Stock Purchase Plan.                            Incorporated by reference to Ex-
                                                                        hibit 10.1 to the Registrant's
                                                                        Registration Statement on Form S-8
                                                                        filed December 8, 1999 (File No.
                                                                        333-92337).

 10.11    Employment and Noncompetition Agreement dated as of May 14,   Incorporated by reference to Ex-
          1997, between the Registrant and Edward J. Gorlitz.           hibit 10.2 to the Registrant's
                                                                        Current Report on Form 8-K filed
                                                                        May 15, 1997.

 10.12    Employment and Noncompetition Agreement dated as of July 1,   Incorporated by reference to Ex-
          1997, between the Registrant and Joel J. Blickenstaff.        hibit 10.2 to the Registrant's
                                                                        Current Report on Form 8-K filed
                                                                        July 1, 1997.

 10.13    Employment and Noncompetition Agreement dated as of July 1,   Incorporated by reference to Ex-
          1997, between the Registrant and Robert A. Hughes.            hibit 10.1 to the Registrant's
                                                                        Current Report on Form 8-K filed
                                                                        July 1, 1997.

 10.14    Employment and Noncompetition Agreement dated as of August    Incorporated by reference to Ex-
          15, 1997, between the Registrant and Edward C. Barrett.       hibit 10.1 to the Registrant's
                                                                        Current Report on Form 8-K filed
                                                                        August 15, 1997.

 10.15    Employment and Noncompetition Agreement dated as of August    Incorporated by reference to Ex-
          15, 1997, between the Registrant and Daniel M. Christy.       hibit 10.1 to the Registrant's
                                                                        Current Report on Form 8-K filed
                                                                        August 15, 1997.

 10.16    Employment and Noncompetition Agreement dated as of August    Incorporated by reference to Ex-
          15, 1997, between the Registrant and David R. Hurlbrink.      hibit 10.3 to the Registrant's
                                                                        Current Report on Form 8-K filed
                                                                        August 15, 1997.

EXHIBIT
  NO.                               EXHIBIT                                      METHOD OF FILING
-------                             -------                                      ----------------
 10.17    Consulting Agreement dated as of April 1, 1999, between the   Incorporated by reference to Ex-
          Registrant and Montana Corp.                                  hibit 10.18 to the Registrant's
                                                                        Annual Report on Form 10-K for the
                                                                        year ended December 31, 1999.

 10.18    Consulting Agreement dated as of April 1, 1999, between the   Incorporated by reference to Ex-
          Registrant and CRL Enterprises.                               hibit 10.19 to the Registrant's
                                                                        Annual Report on Form 10-K for the
                                                                        year ended December 31, 1999.

 10.19    Real Estate Lease dated as of June 1, 1996, among Walt        Incorporated by reference to Ex-
          Lovett, Doug and Lisa Roberson, and Atlantic Network          hibit 10.11 to the Registrant's
          Systems, Inc.                                                 Annual Report on Form 10-KSB for
                                                                        the nine-month transition period
                                                                        ended December 31, 1996.

 10.20    Lease Agreement dated as of September 15, 1996, among         Incorporated by reference to Ex-
          Burgoe/Wyomissing Partners and Hi-Tech Connections, Inc.      hibit 10.30 to the Registrant's
                                                                        Annual Report on Form 10-KSB for
                                                                        the year ended December 31, 1997.

 10.21    Lease Agreement dated as of December 1, 1996, among JMG       Incorporated by reference to Ex-
          Development Co. Ltd. and DataComm Associates, Inc.            hibit 10.31 to the Registrant's
                                                                        Annual Report on Form 10-KSB for
                                                                        the year ended December 31, 1997.

 10.22    Amended and Restated Preferred Vendor Arrangement dated as    Incorporated by reference to Ex-
          of May 15, 1992, between Holiday Hospitality Corporation      hibit 10.29 to the Registrant's
          and Encore Systems, Inc.                                      Registration Statement on Form S-4
                                                                        filed February 16, 1999 (File No.
                                                                        333-68699).

 10.23    Office Lease Agreement dated as of September 20, 1999,        Incorporated by reference to Ex-
          between the Registrant and Galleria 400 LLC.                  hibit 10.51 to the Registrant's
                                                                        Registration Statement on Form S-4
                                                                        filed August 7, 2000 (File No.
                                                                        333-43224).

 10.24    First Amendment to Office Lease Agreement dated as of March   Incorporated by reference to Ex-
          31, 2000, between the Registrant and Galleria 400 LLC.        hibit 10.52 to the Registrant's
                                                                        Registration Statement on Form S-4
                                                                        filed August 7, 2000 (File No.
                                                                        333-43224).

 10.25    Convertible Debenture Purchase Agreement dated as of July     Incorporated by reference to Ex-
          27, 2000, among the Registrant, Strong River Investments,     hibit 10.53 to the Registrant's
          Inc. and Bay Harbor Investments, Inc.                         Registration Statement on Form S-4
                                                                        filed August 7, 2000 (File No.
                                                                        333-43224).

 10.26    Subscription Agreement dated as of June 29, 2000, between     Incorporated by reference to Ex-
          the Registrant and E.piphany, Inc.                            hibit 10.54 to the Registrant's
                                                                        Registration Statement on Form S-4
                                                                        filed August 7, 2000 (File No.
                                                                        333-43224).

 10.27    Executive Employment Agreement dated as of September 29,      Incorporated by reference to Ex-
          2000, between the Registrant and Steven A. Odom. Represents   hibit 10.4 to the Registrant's
          an executive compensation plan or arrangement.                Quarterly Report on Form 10-Q for
                                                                        the quarter ended September 30,
                                                                        2000.

EXHIBIT
  NO.                               EXHIBIT                                      METHOD OF FILING
-------                             -------                                      ----------------
 10.28    Executive Employment Agreement dated as of September 29,      Incorporated by reference to Ex-
          2000, between the Registrant and James M. Logsdon.            hibit 10.5 to the Registrant's
          Represents an executive compensation plan or arrangement.     Quarterly Report on Form 10-Q for
                                                                        the quarter ended September 30,
                                                                        2000.

 10.29    Executive Employment Agreement dated as of September 29,      Incorporated by reference to Ex-
          2000, between the Registrant and Juliet M. Reising.           hibit 10.6 to the Registrant's
          Represents an executive compensation plan or arrangement.     Quarterly Report on Form 10-Q for
                                                                        the quarter ended September 30,
                                                                        2000.

 10.30    Form of Escrow Agreement entered into in connection with      Incorporated by reference to
          the MessageClick Merger Agreement.                            Exhibit 4.3 to the Registrant's
                                                                        Current Report on Form 8-K filed
                                                                        December 6, 2000.

 10.31    Convertible Debenture and Warrant Purchase Agreement dated    Incorporated by reference to
          as of October 31, 2000, between the Registrant and the        Exhibit 4.4 to the Registrant's
          Purchasers.                                                   Current Report on Form 8-K filed
                                                                        December 6, 2000.

 10.32    Cereus Technology Partners, Inc. Directors' Warrant In-       Incorporated by reference to Ex-
          centive Plan. Represents an executive compensation plan or    hibit 10(cc) to Cereus Technology
          arrangement.                                                  Partners, Inc.'s Annual Report on
                                                                        Form 10-KSB40 for the year ended
                                                                        December 31, 1999.

 10.33    Cereus Technology Partners, Inc. Outside Directors' Warrant   Incorporated by reference to Ex-
          Plan. Represents an executive compensation plan or            hibit 10(dd) to Cereus Technology
          arrangement.                                                  Partners, Inc.'s Annual Report on
                                                                        Form 10-KSB40 for the year ended
                                                                        December 31, 1999.

 10.34    Assignment and Assumption Agreement dated as of September     Incorporated by reference to Ex-
          29, 2000, between Cereus Technology Partners, Inc. and the    hibit 10.40 to the Registrant's
          Registrant assigning rights under the Registration Rights     Annual Report on Form 10-K for the
          Agreements dated February 8, 2000, August 18, 2000,           year ended December 31, 2000.
          September 15, 2000, and September 27, 2000.

 10.35    Loan and Security Agreement dated December 14, 2001, among    Filed herewith.
          the Registrant, NACT Telecommunications, Inc., Telemate.Net
          Software, Inc., and Silicon Valley Bank, Commercial Finance
          Division.

 10.36    Final Settlement Agreement and General Release dated as of    Filed herewith.
          March 13, 2002, among the Registrant, NACT
          Telecommunications, Inc., RSL COM U.S.A., Inc., and RSL COM
          Primecall, Inc.

 10.37    Separation Agreement dated as of November 16, 2001, between   Filed herewith.
          Telemate.Net Software, Inc. and Richard L. Mauro.
          Represents an executive compensation plan or arrangement.

 10.38    Separation Agreement dated as of November 16, 2001, between   Filed herewith.
          Telemate.Net Software, Inc. and Janet Van Pelt. Represents
          an executive compensation plan or arrangement.

 10.39    Lease Agreement dated as of December 30, 1999, between        Filed herewith.
          Boggess-Riverwoods Company, L.L.C. and NACT
          Telecommunications, Inc.

EXHIBIT
  NO.                               EXHIBIT                                      METHOD OF FILING
-------                             -------                                      ----------------
 10.40    Instrument of Assumption and Substitution of Guarantor of     Filed herewith.
          Lease dated as of July 27, 2001, among the Registrant,
          World Access, Inc., Boggess Holdings, L.L.C. and NACT
          Telecommunications, Inc.

 10.41    Intellectual Property Security Agreement dated as of          Filed herewith.
          December 14, 2001, between the Registrant and Silicon
          Valley Bank.

 10.42    Intellectual Property Security Agreement dated as of          Filed herewith.
          December 14, 2001, between NACT Telecommunications, Inc.
          and Silicon Valley Bank.

 10.43    Intellectual Property Security Agreement dated as of          Filed herewith.
          December 14, 2001, between Telemate.Net Software, Inc. and
          Silicon Valley Bank.

 10.44    Form of Affiliate Agreement executed in connection with the   Incorporated by reference to Ex-
          Telemate.Net Merger Agreement.                                hibit 99.4 to the Registrant's
                                                                        Current Report on Form 8-K dated
                                                                        May 16, 2001.

 10.45    Telemate.Net Software, Inc. 1999 Stock Incentive Plan.        Incorporated by reference to Ex-
                                                                        hibit 10.13 to Telemate.Net
                                                                        Software, Inc.'s Registration
                                                                        Statement on Form S-1 filed June
                                                                        24, 1999 (File No. 333-81443).

 10.46    Amendment to the Telemate.Net Inc. 1999 Stock Incentive       Incorporated by reference to Ex-
          Plan.                                                         hibit 10.18 to Telemate.Net
                                                                        Software, Inc.'s Registration
                                                                        Statement on Form S-1 filed June
                                                                        24, 1999 (File No. 333-81443).

 10.47    Telemate Stock Incentive Plan.                                Incorporated by reference to Ex-
                                                                        hibit 10.10 to Telemate.Net
                                                                        Software, Inc.'s Registration
                                                                        Statement on Form S-1 filed June
                                                                        24, 1999 (File No. 333-81443).

 10.48    Amendment to Telemate Stock Incentive Plan.                   Incorporated by reference to Ex-
                                                                        hibit 10.14 to Telemate.Net
                                                                        Software, Inc.'s Registration
                                                                        Statement on Form S-1 filed June
                                                                        24, 1999 (File No. 333-81443).

 10.49    Form of Indemnification Agreement entered into as of          Incorporated by reference to Appen-
          October 12, 2001, between the Registrant and each of its      dix F-1 to the Registrant's
          directors and non-director officers at the level of Vice-     Registration Statement on Form
          President and above.                                          S-4/A filed October 12, 2001 (File
                                                                        No. 333-62262).

 10.50    Cross-Corporate Continuing Guaranty dated as of December      Filed herewith.
          14, 2001, among the Registrant, NACT Telecommunications,
          Inc., Telemate.Net Software, Inc., and Silicon Valley Bank.

 21.1     Subsidiaries of the Registrant.                               Filed herewith.

 23.1     Consent of KPMG LLP.                                          Filed herewith.

 23.2     Consent of PricewaterhouseCoopers LLP.                        Filed herewith.