Form 10-Q
period 2002-03-31
VERSO TECHNOLOGIES INC
filed 2002-05-10
CIK 797448

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from _________________________ to ________________________

Commission file number 0-22190

VERSO TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-1484525 (I.R.S. Employer Identification No.)

400 Galleria Parkway, Suite 300, Atlanta, GA 30339
(Address of principal executive offices)

(678) 589-3500
(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No    ☐.

Shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of May 10, 2002: 78,107,872.

VERSO TECHNOLOGIES, INC.
FORM 10-Q

INDEX

Part I. FINANCIAL INFORMATION

PART I — ITEM 1: FINANCIAL STATEMENTS

VERSO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2002	2001

ASSETS:
Current assets:
Cash and cash equivalents	$5,721	$7,745
Accounts receivable, net	10,126	9,047
Inventories, net	3,852	3,995
Other current assets	856	1,104
Assets of discontinued operations	157	582

Total current assets	20,712	22,473
Property and equipment, net	6,828	7,337
Intangibles, net	15,889	15,949

Total assets	$43,429	$45,759

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Deferred payment due for the purchase of NACT	$5,340	$5,340
Accounts payable	1,513	1,624
Accrued compensation	2,202	3,130
Accrued expenses	5,733	6,127
Unearned revenue and customer deposits	5,794	5,904
Liabilities of discontinued operations	4,678	4,900

Total current liabilities	25,260	27,025
Convertible subordinated debentures, net of discount	3,497	3,428

Total liabilities	28,757	30,453

Shareholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized; 78,022,842 and 77,619,654 shares issued and outstanding	780	776
Additional paid-in capital	271,706	271,462
Notes receivable from shareholders	(1,633)	(1,620)
Accumulated deficit	(253,321)	(252,131)
Deferred compensation	(2,842)	(3,166)
Accumulated other comprehensive loss — foreign currency translation	(18)	(15)

Total shareholders’ equity	14,672	15,306

Total liabilities and shareholders’ equity	$43,429	$45,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(Unaudited)

	For the three months ended March 31,

	2002	2001

Revenue:
Products	$6,604	$739
Services	5,222	3,205

Total revenue	11,826	3,944

Cost of revenue:
Products	2,331	294
Services	2,450	2,041

Total cost of revenue	4,781	2,335

Gross profit:
Products	4,273	445
Services	2,772	1,164

Gross profit	7,045	1,609

Operating expenses:
General and administrative	3,112	2,572
Sales and marketing	1,765	481
Research and development	1,675	219
Depreciation	762	416
Amortization of intangibles	142	374
Amortization of deferred compensation	324	483

Total operating expenses	7,780	4,545

Operating loss from continuing operations	(735)	(2,936)
Other income	86	—
Interest expense, net, including $95 and $237 of amortization of loan fees and discount on convertible subordinated debentures in 2002 and 2001	(210)	(242)

Loss from continuing operations before income taxes and extraordinary item	(859)	(3,178)
Income taxes	—	—

Loss from continuing operations before extraordinary item	(859)	(3,178)
Loss from discontinued operations, net of income taxes	(331)	(13,190)

Loss before extraordinary item	(1,190)	(16,368)
Extraordinary item — loss from debt conversion	—	1,640

Net loss	$(1,190)	$(18,008)

Net loss per common share — basic and diluted:
Loss before discontinued operations and extraordinary item	$(0.01)	$(0.07)
Loss from discontinued operations	(0.01)	(0.26)

Loss before extraordinary item	(0.02)	(0.33)
Extraordinary item — loss from debt conversion	—	(0.03)

Net loss per common share — basic and diluted	$(0.02)	$(0.36)

Weighted average shares outstanding — basic and diluted	77,882,051	50,522,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	For the three months ended March 31,

	2002	2001

Operating Activities:
Continuing operations:
Net loss from continuing operations	$(859)	$(4,818)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Extraordinary item — loss on debt conversion	—	1,640
Amortization of intangibles	142	374
Depreciation	762	416
Amortization of deferred compensation	324	483
Provision for doubtful accounts	351	63
Amortization of loan fees and discount on convertible subordinated debentures	95	237
Other	(30)	(2)
Changes in current operating items:
Accounts receivable, net	(1,430)	104
Inventories, net	126	—
Other current assets	222	130
Accounts payable	(111)	(963)
Accrued compensation	(928)	(315)
Accrued expenses	(244)	(1,602)
Unearned revenue and customer deposits	(110)	(344)

Net cash used in continuing operating activities	(1,690)	(4,597)

Discontinued operations:
Loss from discontinued operations	(331)	(13,190)
Adjustment to reconcile loss from discontinued operations to net cash used in discontinued operating activities	118	12,041

Net cash used in discontinued operating activities	(213)	(1,149)

Net cash used in operating activities	(1,903)	(5,746)

Investing Activities:
Continuing operations:
Software development costs capitalized	(82)	—
Purchases of property and equipment, net	(222)	(767)

Net cash used in investing activities for continuing operations	(304)	(767)
Discontinued operations:
Net proceeds from sale of discontinued operations	—	8,202

Net cash provided by investing activities for discontinued operations	—	8,202

Net cash (used in) provided by investing activities	(304)	7,435

Net cash (used in) provided by operating and investing activities, carried forward	(2,207)	1,689

VERSO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(in thousands, except share data)
(Unaudited)

	For the three months ended March 31,

	2002	2001

Net cash (used in) provided by operating and investing activities, carried forward	(2,207)	1,689

Financing Activities:
Continuing operations:
Payments on convertible subordinated debentures	—	(4,500)
Proceeds from issuances of common stock, net	183	131

Net cash provided by (used in) financing activities for continuing operations	183	(4,369)

Net cash provided by (used in) financing activities	183	(4,369)

Effect of exchange rate changes on cash	—	—

Decrease in cash and cash equivalents	(2,024)	(2,680)
Cash and Cash Equivalents:
Beginning of period	7,745	11,155

End of period	$5,721	$8,475

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$55	$5

Income taxes	$33	$14

Non-cash investing and financing activities
Common stock and compensatory options issued in reorganization	$65	$39

Conversion of subordinated debentures to common stock — issuance of 1,074,854 shares of common stock and 945,378 common stock warrants	$—	$2,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

1.	BASIS OF PRESENTATION

Verso Technologies, Inc. and subsidiaries (the “Company”), is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s continuing operations consist of two separate business segments, Gateway Solutions, which includes the Company’s subsidiary NACT Telecommunications, Inc. (“NACT”), and Applications and Services, which includes its customer response center operations and its subsidiary Telemate.Net Software, Inc. (“Telemate.Net”). The Company acquired NACT in July 2001 and Telemate.Net in November 2001. The Company’s discontinued operations include its value-added reseller (“VAR”) business and associated consulting practice (“legacy VAR business”) and its hospitality services group, which developed and marketed proprietary software and related integration and maintenance services (“HSG”)

The consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including Telemate.Net which was acquired by the Company on November 16, 2001, NACT which was acquired by the Company on July 27, 2001 and MessageClick, Inc. (“MessageClick”), which was acquired by the Company on November 22, 2000, each in transactions accounted for as purchases (see Note 3)

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net loss.

The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.	MERGERS AND ACQUISITIONS

Telemate.Net Software, Inc.

On November 16, 2001, to increase capital and add patented communications billing and reporting for next-generation converged Internet protocol and public switched telephone networks to the Company’s product offering, the Company acquired all of the outstanding capital stock of Telemate.Net by means of a subsidiary merger. The merger consideration was approximately $4.1 million, consisting of 24,758,070 shares of the Company’s common stock with a fair value of $16.6 million, based on a $0.67 average of the Company’s common stock price for the ten days prior to the date of acquisition, assumed options to acquire 5,420,206 shares of the Company’s common stock with exercise prices ranging from $.20 to $5.42 per share (estimated fair value of $1.8 million, using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility – 128%; expected life — one year; risk-free interest rate – 3.3%; and expected dividend yield – 0%), deferred compensation of $131,000 and acquisition costs of approximately $2.0 million, reduced by retirement of Series B redeemable preferred stock (“Series B Preferred Stock”) of $15.0 million and $438,000 of accrued interest thereon and notes receivable from shareholders assumed of $947,000.

The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled approximately $1.5 million and was allocated to goodwill. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets’’ (“SFAS 142”), the Company is not amortizing this goodwill.

The Company has prepared an initial allocation of the purchase price based on the estimated fair values of certain intangible assets, receivables and contingent liabilities. The Company is continuing to obtain information as to ultimate valuation, recoverability and realization with respect to the fair values of these items and anticipates the allocation of purchase price to be finalized prior to the fourth quarter of 2002.

VERSO TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2002

2.	MERGERS AND ACQUISITIONS, Continued

NACT Telecommunications, Inc.

On July 27, 2001, the Company acquired all of the outstanding capital stock of NACT to enter the next-generation networking and technology market. The purchase consideration was approximately $20.6 million, consisting of a cash payment of $14.2 million at closing funded primarily by the Company’s sale of $15 million of the Company’s Series B Preferred Stock to Telemate.Net, an additional amount payable on March 31, 2002 of up to $5.3 million plus interest at prime, a grant to NACT employees of in-the-money non-qualified options with a value of $625,000 and acquisition costs of approximately $500,000.

According to the terms of the definitive stock purchase agreement with Telemate.Net, on July 27, 2001, Telemate.Net purchased $15 million of Series B Preferred Stock to fund the Company’s acquisition of NACT.

The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired (including identified intangible assets of $1.7 million, which are being amortized over a three year life) totaled approximately $11.4 million and was allocated to goodwill. In accordance with SFAS 142, the Company is not amortizing this goodwill.

The Company has prepared an initial allocation of the purchase price based on the estimated fair values of certain intangible assets, receivables and contingent liabilities, including a deferred payment (see Note 8). The Company is continuing to obtain information as to ultimate valuation, recoverability and realization with respect to the fair values of these items and anticipates the allocation of purchase price to be finalized prior to the third quarter of 2002.

Prior to the purchase of NACT, the Company became an NACT reseller in the first quarter of 2001. The Company resold NACT soft switching systems with product revenues for the six months prior to acquisition totaling $2.8 million and cost of product sales of $2.2 million.

Allocation of Purchase Price

	Telemate.Net	NACT

Cash	$4,810	$2,538
Other current assets	1,142	10,547
Property and equipment	563	2,505
Intangibles	1,539	13,146
Current liabilities	(4,079)	(2,819)
Deferred payment on purchase of NACT	—	(5,340)
Convertible subordinated debentures	—	—
Deferred compensation	131	—

Purchase consideration	$4,106	$20,577

VERSO TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2002

2.	MERGERS AND ACQUISITIONS, Continued

Pro Forma Effect of Telemate.Net and NACT Transactions

The following unaudited pro forma information presents the results of continuing operations of the Company for the three months ended March 31, 2001, as if the acquisitions of Telemate.Net and NACT had taken place on January 1, 2001, (in thousands, except per share amounts):

March 31,
2001

Revenues	$11,946
Loss from continuing operations	$(5,673)
Loss from continuing operations per common share — basic and diluted	$(.08)
Loss before extraordinary item per common share — basic and diluted	$(.25)
Net loss per common share — basic and diluted	$(.27)
Weighted average shares outstanding — basic and diluted	75,280

3.	DISCONTINUED OPERATIONS

Following the acquisition of NACT in July 2001, the Company determined that its legacy VAR business was not strategic to the Company’s ongoing objectives and discontinued capital and human resource investment in this business. Accordingly, the Company elected to report its legacy VAR business as discontinued operations by early adoption of SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS 144”) effective for the fourth quarter of 2001. These businesses are included with HSG (which was reported as discontinued operations in 2001) for a combined presentation of discontinued operations. The consolidated financial statements have been reclassified to segregate the net assets and operating results of these combined discontinued operations for all periods presented.

During 2000, the Company’s board of directors decided to dispose of HSG. In December 2000, the Company completed the sale of its domestic lodging business and international hospitality business for aggregate proceeds of $10.0 million. The Company sold its restaurant solutions business for aggregate proceeds of $8.5 million in January 2001.

The loss on the sale of HSG totaled $11.5 million. A loss of $11.0 million was recorded in the third and fourth quarters of 2000 and an additional $500,000 was recorded in the third quarter of 2001, the latter related to winding up the Company’s international hospitality operations, the assets of which were sold in the fourth quarter of 2000.

VERSO TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2002

3.	DISCONTINUED OPERATIONS, Continued

Summary operating results of the discontinued operations for the three months ended March 31, 2002 and 2001 (in thousands) were as follows:

	Three months ended March 31,

	2002	2001

Revenue	$223	$6,577

Gross profit	$(331)	$729

Operating loss	$(331)	$(13,190)

Loss from discontinued operations	$(331)	$(13,190)

The operating loss in the three months ended March 31, 2001 includes depreciation of $273,000, amortization of intangibles of $10.7 million, and amortization of deferred compensation of $125,000.

Assets and liabilities of discontinued operations (in thousands) are as follows:

	March 31,	December 31,
	2002	2001

Accounts receivable, net	$137	$501
Other current assets	20	81

Assets of discontinued operations	$157	$582

Accrued restructuring costs	$2,847	$2,730
Accrued compensation	189	210
Other current liabilities	1,642	1,960

Liabilities of discontinued operations	$4,678	$4,900

The restructuring accrual relates to several leases for buildings and equipment that are no longer being utilized in continuing operations. The accrual is for all remaining payments due on these leases, less amounts to be paid by any sublessors. The accrual for one lease with total payments remaining of $2.8 million assumes that the building will be sub-leased for 50% of the lease value.

4.	LOAN FACILITY WITH SILICON VALLEY BANK

In December 2001, the Company entered into a $5.0 million revolving credit agreement (the “Credit Agreement”) with Silicon Valley Bank (the “Bank”). The Credit Agreement is secured by substantially all of the assets of the Company. The interest rate (6.75% at March 31, 2002) is computed at 2% above the Bank’s Base Rate. The Credit Agreement provides for up to $500,000 in letters of credit. Advances are limited by a formula based on eligible receivables, inventory, certain cash balances, outstanding letters of credit and certain subjective limitations. Interest payments are due monthly, and the Credit Agreement expires December 2002. The Credit Agreement includes a loan fee of $50,000 and a fee of .25% on unused available borrowings. The Company paid certain loan fees and attorney’s fees totaling approximately $106,000 in connection with the Credit Agreement, which fees are being amortized to interest expense over the term of the Credit Agreement.

VERSO TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2002

4.	LOAN FACILITY WITH SILICON VALLEY BANK, Continued

The Company had no borrowings under the Credit Agreement as of March 31, 2002. The availability under the Credit Agreement at March 31, 2002 is based on an analysis of available collateral based on an audit by the Bank, which is currently being completed, and will be determined in advance of any expected borrowing needs. Under the terms of the Credit Agreement, the Company is required to maintain a minimum tangible net worth, computed quarterly, and cannot declare dividends or incur any additional indebtedness without the consent of the Bank, and must maintain other financial covenants, as defined. The Company was in compliance with these covenants as of March 31, 2002.

5.	CONVERTIBLE SUBORDINATED DEBENTURES

In connection with the acquisition of MessageClick, certain investors of MessageClick purchased $4.5 million of the Company’s 7.5% convertible subordinated debentures and warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $7.39 per share. The debentures are convertible into the Company’s common stock at a conversion price of $4.45. The convertible subordinated debentures are due November 22, 2005. The debentures have been discounted to reflect the fair value of the warrants issued, totaling approximately $1.4 million, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility – 88%; expected life - five years; risk-free interest rate – 5.5%; and expected dividend yield – 0%. The unamortized discount totaled approximately $1.0 million at March 31, 2002. In addition, the Company paid certain private placement fees and attorney’s fees in connection with the sale of the debentures totaling $50,000. The fees are being amortized to interest expense over the term of the debentures.

The Company issued $7.0 million of its 5% convertible subordinated debentures during the year ended December 31, 2000. The convertible subordinated debentures were issued with warrants to purchase 364,584 shares of the Company’s common stock at an exercise price of $5.03 per share. The debentures were discounted to reflect the fair value of the warrants issued, totaling approximately $1.0 million, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility – 88%; expected life - five years; risk-free interest rate – 5.5%; and expected dividend yield – 0%. In addition, the Company paid certain private placement fees (including 88,712 shares of the Company’s common stock with a fair value at the date of issuance totaling $350,000) and attorney’s fees in connection with the sale of the debentures totaling $454,000. The fees were amortized to interest expense over the term of the debentures until the debentures were retired or converted into the Company’s common stock.

In January 2001, the Company modified the terms of its 5% convertible subordinated debentures. According to the modified terms of the agreement, the Company repurchased $4.5 million of the outstanding $7.0 million of its 5% convertible subordinated debentures. Of the remaining $2.5 million in outstanding 5% convertible subordinated debentures, $1.5 million were converted by the investors into the Company’s common stock at a price of $1.40 per share. The remaining $1.0 million of 5% convertible subordinated debentures was converted at $1.19 per share. In connection with this modification, the Company issued warrants to purchase 945,378 shares of the Company’s common stock at an exercise price of $2.00 per share. The fair value of the warrants issued, totaled approximately $977,000, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility – 91%; expected life — five years; risk-free interest rate – 5.5%; and expected dividend yield – 0%. The cost of conversion, including the warrants issued, totaled $1.6 million in the quarter ended March 31, 2001.

VERSO TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2002

5.	CONVERTIBLE SUBORDINATED DEBENTURES, Continued

The cost of conversion is reflected as an extraordinary item in the statement of operations for the three months ended March 31, 2001 and consisted of the following (in thousands):

Fair value of warrants issued	$977
Write off of related discount	365
Write off of related loan fees	165
Beneficial conversion	107
Legal and other costs	26

$1,640

6.	OTHER COMPREHENSIVE LOSS

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company’s net income or shareholders’ equity. SFAS 130 requires that the Company’s change in foreign currency translation adjustments be included in other comprehensive income. Comprehensive loss is shown in the following table (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net loss	$(1,190)	$(18,008)
Other comprehensive loss:
Foreign currency translation	(3)	—

Comprehensive loss	$(1,193)	$(18,008)

VERSO TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2002

7.	SEGMENT INFORMATION

As a result of the Company’s acquisition of NACT, the Company is now reporting information for two segments, Gateway Solutions and Applications and Services (which the Company formerly referred to as its Technology Services Group)

Gateway Solutions:	The Company’s Gateway Solutions segment consists of the operations of the Company’s switching subsidiary, NACT. The Company’s Gateway Solutions segment includes hardware and software, integration, applications and technical training and support. Prior to the Company’s acquisition of NACT, the Company became an NACT reseller in the first quarter of 2001.

Applications and Services:	The Company’s Applications and Services segment consists of the operations of the Company’s customer response center services as well as the operations of the Company’s Telemate.Net subsidiary. The Applications and Services segment offers network management, support and maintenance, customer response center services and application services.

Management evaluates the business segment performance based on contributions before unallocated items. Inter-segment sales and transfers are not significant.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Gateway Solutions(a)	Applications Services(a)	Total

For the Three Months Ended March 31,
2002
Revenue	$7,525	$4,301	$11,826
Contribution before unallocated items	1,350	1,472	2,822
Goodwill and other intangibles	12,897	2,992	15,889
Total assets	28,283	—	28,283
Capital expenditures	222	—	222
2001
Revenue	$739	$3,205	$3,944
Contribution before unallocated items	443	89	532
Goodwill and other intangibles	—	2,353	2,353
Total assets	—	—	—
Capital expenditures	—	—	—

(a)	Gateway Solutions includes costs associated with certain corporate and administrative functions to support this business unit which are located in Utah. Applications and Services includes no allocation of corporate overhead costs, assets or capital expenditures. See also (b) description.

VERSO TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2002

7.	SEGMENT INFORMATION, Continued

The following table reconciles the total contribution before unallocated items to the loss from continuing operations before extraordinary item (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Contribution before unallocated items, per above	$2,822	$532
Corporate and administrative expenses (b)	(2,243)	(2,195)
Depreciation	(762)	(416)
Amortization of intangibles	(142)	(374)
Amortization of deferred compensation	(324)	(483)
Interest expense, net	(210)	(242)

Loss from continuing operations before taxes and extraordinary item	$(859)	$(3,178)

(b)	All rent, utilities and other corporate office expenses, corporate marketing expenses, corporate development costs and corporate human resources, accounting and information technology functions that support corporate, as well as, the Applications and Services segment are reflected in unallocated corporate, sales, general and administrative expenses. Office expenses, human resources, accounting and information technology costs specifically related to the Gateway Solutions segment are reflected in its contribution before unallocated items.

8.	SUBSEQUENT EVENTS

Settlement with WA Telecom Products Co., Inc.

On March 29, 2002, the Company entered into a Settlement Agreement and General Release (the “WATP Settlement Agreement”) with WA Telcom Products Co., Inc. (“WATP”) which provided for a restructuring of the deferred payment due by the Company to WATP pursuant to that certain Stock Purchase Agreement, dated as of June 4, 2001, as amended (the “Purchase Agreement”), between the Company and WATP, whereby the Company purchased from WATP all of the issued and outstanding capital stock of NACT, and NACT became a wholly-owned subsidiary of the Company. Pursuant to the WATP Settlement Agreement, the Company’s obligation to pay to WATP the deferred payment (the “Deferred Amount”) on the date the Company filed its Annual Report on Form 10-K for the year ended December 31, 2001, was restructured pursuant to the terms and conditions of a Convertible Secured Promissory Note dated April 25, 2002, made by the Company in favor of WATP, in the aggregate principal amount of $4.25 million, together with interest accrued thereon (the “Note”). Pursuant to the WATP Settlement Agreement, the Company paid to WATP $1.5 million on April 1, 2002, which payment was applied to the $1.5 million payment due on April 25, 2002, by the Company to WATP pursuant to the Note. The remainder of the amount due under the Note is payable by the Company to WATP as follows: (i) $500,000 on each of July 1, 2002; October 1, 2002; and January 1, 2003; and (ii) $1.25 million plus all interest accrued under the Note since April 1, 2002, on April 1, 2003. The WATP Settlement Agreement has been approved by the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division, which has jurisdiction over WATP’s pending bankruptcy proceeding.

Furthermore, pursuant to the WATP Settlement Agreement, the Company and WATP released each other from claims against each other arising out of or related to the Purchase Agreement.

VERSO TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2002

8.	SUBSEQUENT EVENTS, Continued

At WATP’s option, WATP may, at any time within the thirty-day period before a payment under the Note is due, convert some or all of the amount due on such payment date into shares of the Company’s common stock at a conversion price of $1.36 per share. The Company’s obligation to pay amounts due under the Note is (i) secured by all the assets of the Company, NACT and Telemate.Net and a pledge by the Company of all the issued and outstanding common stock of NACT and Telemate.Net, and (ii) guaranteed by NACT and Telemate.Net. The Note and security interests are subordinate to the rights of the Bank arising under the Credit Agreement and other documents executed in connection therewith.

Settlement with RSL Communications, Ltd. and Affiliates

On or about July 6, 2000, RSL Communications, Ltd. (together with certain of its affiliates (collectively, “RSL”)) filed with the American Arbitration Association a demand for arbitration against NACT, which became a wholly-owned subsidiary of the Company on July 27, 2001. In the arbitration, RSL claimed that, pursuant to a Sales Agreement between RSL and NACT, NACT breached its obligation to indemnify and defend RSL against patent infringement claims made against RSL by Aerotel, Ltd. in an action pending in the United States District Court for the Southern District of New York. RSL sought to recover from NACT amounts paid by RSL to defend itself in such patent infringement action, which RSL claimed was approximately $2.0 million, together with other unspecified damages resulting from NACT’s alleged breach. On March 13, 2002, the Company entered into a Settlement Agreement and General Release (the “RSL Settlement Agreement”) with RSL, which provided that the Company issue to RSL 523,430 shares of the Company’s common stock (the “Settlement Shares”) and deposit $200,000 in escrow. Pursuant to the terms of the RSL Settlement Agreement, the Company has filed with the Securities and Exchange Commission (the “SEC”) a Registration Statement on Form S-3 covering the resale of the Settlement Shares. If the market value of the settlement shares on the effective date of the Form S-3 is less than $700,000, then RSL will receive from escrow funds, up to the balance of the escrow plus interest earned thereon, an amount when added to the market value of the Settlement Shares does not exceed $700,000.

9.	LITIGATION

Except as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, the Company is involved in claims and proceedings which are routine and which in the aggregate are not deemed material to the Company’s business or financial affairs.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Quarterly Report on Form 10-Q and in future filings by the Company with the SEC and in the Company’s written and oral statements that are not statements of historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “will” and similar expressions are examples of words that identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding our future financial position, business strategy and expected cost savings. These forward-looking statements are based on our current beliefs, as well as assumptions we have made based upon information currently available to us.

Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:

—	our ability to grow and manage the business until our operations are cash flow positive and our ability to fund continuing operating losses and capital requirements until operations are generating cash;

—	our ability to successfully access the capital markets to fund the growth of our business and continuous development of our proprietary products;

—	our ability to integrate our business with the business of Telemate.Net, NACT and other entities we may subsequently acquire;

—	trends for the continued growth of our business;

—	the effects of our accounting policies and general changes in generally accepted accounting practices;

—	our ability to successfully market existing products and services, which may be adversely impacted by competition;

—	our ability to successfully develop and market new products and services; and

—	other factors disclosed in our Form 10-K for the year ended December 31, 2001 and in our other filings with the SEC.

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

General

The Company is a communications technology solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s continuing operations include two separate business segments, Gateway Solutions, which includes the Company’s subsidiary NACT and Applications and Services, which includes its customer response center operations and its subsidiary Telemate.Net. The Company acquired NACT in July 2001 and Telemate.Net in November 2001. The Company’s discontinued operations include its legacy VAR business and HSG.

The consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including Telemate.Net which the Company acquired on November 17, 2001, NACT which the Company acquired on July 27, 2001 and MessageClick, which the Company acquired on November 22, 2000, each in transactions accounted for as purchases.

The Company believes that the foregoing events significantly affect the comparability of the Company’s results of operations from year to year. You should read the following discussion of the Company’s results of operations and financial condition in conjunction with the Company’s consolidated financial statements and related notes thereto included in Item 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Three Months Ended March 31, 2002, compared to Three Months Ended March 31, 2001

For the three months ended March 31, 2002, the Company’s net loss totaled $1.2 million, or $.02 per share, compared with net loss of $18.0 million, or $.36 per share, for the same period in 2001. The 2002 results include a loss from discontinued operations of $331,000. The 2001 results included a loss from discontinued operations of $13.2 million and an extraordinary item – loss from debt conversion totaling $1.6 million.

Continuing Operations

For the three months ended March 31, 2002, the Company’s net loss from continuing operations totaled $859,000, or $.01 per share, compared with a net loss of $3.2 million, or $.07 per share, for the same period in 2001.

Total revenue was $11.8 million in the three months ended March 31, 2002, reflecting a 200% increase from the same period in 2001. Products revenue was $6.6 million in the three months ended March 31, 2002, and was primarily related to the sale of NACT products. Services revenue was $5.2 million in the three months ended March 31, 2002, reflecting a 63% increase from the same period in 2001. Gross profit increased by $5.4 million in the three months ended March 31, 2002, and was 60% of revenue in 2002, compared with 41% of revenue in the same period of 2001. The increase in revenue, gross profit percentage and gross profit dollars resulted primarily from the acquisition of NACT in July 2001.

Total operating expenses incurred in continuing operations for the three months ended March 31, 2002, were $7.8 million, an increase of $3.2 million compared to the same period of 2001. The increase is primarily attributable to the following items: $540,000 increase in general and administrative expenses, $1.3 million increase in sales and marketing expenses, $1.5 million increase in research and development and $346,000 increase in depreciation expense offset by decreases in intangible amortization of $232,000 and amortization of deferred compensation of $159,000.

The increase in general and administrative expenses resulted from the addition of personnel and related costs related to the acquisition of NACT offset by the reduction of corporate general and administrative expenses. The decrease in corporate general and administrative expenses resulted primarily from on-going cost reduction initiatives affecting personnel, telecom and other general and administrative expenses.

The increase in sales and marketing expenses resulted from the addition of personnel and related costs related to the acquisitions of NACT (July 2001) and Telemate.Net (November 2001).

The increase in research and development is primarily related to the acquisition of NACT in the third quarter of 2001.

The increase in depreciation expense is primarily related to the purchase of furniture and equipment of approximately $1.4 million during 2001, as well as the increased depreciation related to the assets acquired in the NACT and Telemate.Net acquisitions. Capital expenditures are primarily depreciated on a straight-line basis over an estimated useful life of three years.

The $232,000 decrease in intangible amortization is primarily related to the adoption of SFAS 142, which eliminated amortization of goodwill beginning January 1, 2002.

The $159,000 decrease in amortization of deferred compensation primarily related to the full vesting of certain options outstanding since the Company’s acquisition of Cereus Technology Partners, Inc. in September 2001. The deferred compensation represents the intrinsic value of the Cereus unvested options outstanding at the date of the acquisition of Cereus and is amortized over the remaining vesting period of the options.

As a percent of revenue, operating expenses from continuing operations were 62% during the three months ended March 31, 2002 (excluding the amortization of intangibles and deferred compensation), down from 94% for the same period in 2001 (excluding the amortization of intangibles and deferred compensation).

Business Unit Performance

			Applications
Dollars in thousands	Gateway Solutions		and Services		Consolidated

For the Three Months Ended March 31,	2002	2001	2002	2001	2002	2001

Revenue	$7,525	$739	$4,301	$3,205	$11,826	$3,944

Gross profit	4,674	443	2,371	1,166	7,045	1,609
Gross margin	62%	60%	55%	36%	60%	41%
General and administrative	975	—	206	544	1,181	544
Sales and marketing	903	—	550	314	1,453	314
Research and development	1,532	—	143	219	1,675	219
Other income	(86)	—	—	—	(86)	—

Contribution before unallocated items(a)	$1,350	$443	$1,472	$89	2,822	532

Unallocated items:
Corporate, sales, general and administrative expenses(b)					2,243	2,195
Depreciation expense					762	416
Amortization expense					142	374
Amortization of deferred compensation					324	483

Operating loss					(649)	(2,936)
Interest expense, net					210	242

Loss from continuing operations before extraordinary item					$(859)	$(3,178)

(a)     Gateway Solutions includes costs associated with certain corporate and administrative functions to support this business unit which are located in Utah. Applications and Services includes no allocation of corporate overhead costs, assets or capital expenditures. See also (b) description.

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

Gateway Solutions

Gateway Solutions represents the sales of NACT products. Prior to the acquisition of NACT on July 27, 2001, the Company became an NACT reseller in the first quarter of 2001. The Company resold NACT gateway solutions totaling $737,000 with cost of product sales of $294,000 during the first quarter of 2001.

Applications and Services

Total applications and services revenue was $4.3 million in the three months ended March 31, 2002, a 34% increase from the same period in 2001. The increase in revenue is primarily related to the Company’s acquisition of Telemate.Net in November 2001.

Gross profit increased by $1.2 million in the three months ended March 31, 2002, and was 55% percent of revenue, compared with 36% of revenue in the same period in 2001. The improvement in gross profit dollars and margin was primarily attributable to Telemate.Net operations.

Allocated operating expenses incurred in Applications and Services for the three months ended March 31, 2002, were $899,000, a decrease of $178,000 compared to the same period in 2001. The decrease in general and administrative expenses and research and development expenses relates to the operations of MessageClick, which were substantially eliminated in the second quarter of 2001. The increase in sales and marketing expenses relates to Telemate.Net, which was acquired in November 2001. As a percent of revenue, operating expenses for Applications and Services were 25% during the three months ended March 31, 2002 down from 34% during the same period in 2001.

Discontinued Operations

Following the acquisition of NACT in July of 2001, the Company determined that its legacy VAR business was not strategic to the Company’s ongoing objectives and discontinued capital and human resource investment in these businesses. Accordingly, the Company elected to report its legacy VAR business as discontinued operations by early adoption of SFAS 144. These businesses were added to HSG (which was reported as discontinued operations in 2000) for a combined presentation of discontinued operations, and the condensed consolidated financial statements have been reclassified to segregate the net assets and operating results of these business segments.

Summary operating results of the discontinued operations for the three months ended March 31, 2002 and 2001 (in thousands) were as follows:

	Three months ended March 31,

	2002	2001

Revenue	$223	$6,577

Gross profit	$(331)	$729

Operating loss	$(331)	$(13,190)

Loss from discontinued operations	$(331)	$(13,190)

The operating loss in the three months ended March 31, 2001 includes depreciation of $273,000, amortization of intangibles of $10.7 million, and amortization of deferred compensation of $125,000.

Extraordinary Item

In January 2001, the Company modified the terms of the $7.0 million outstanding balance of its 5% convertible subordinated debentures as follows: The Company repurchased $4.5 million, converted $1.5 million into the Company’s common stock at a price of $1.40 per share, fixed the conversion rate at $1.19 per share for the remaining $1.0 million and issued warrants to purchase 945,378 shares of the Company’s common stock at an exercise price of $2.00 per share. The cost of this conversion and early retirement of debt totaled $1.6 million.

Critical and Significant Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Factors that could affect the Company’s future operating results and cause actual results to vary from expectations include, but are not limited to, lower than anticipated growth from existing customers, an inability to attract new customers, and inability to successfully integrate acquisitions, technology changes, or a decline in the financial stability of the Company’s customers. Negative developments in these or other risk factors could have a material adverse affect on the Company’s financial position and results of operations.

A summary of the Company’s critical and significant accounting policies follows:

Allowance for Doubtful Accounts

The Company is required to estimate the collectibility of its trade receivables. Considerable judgment is required in assessing the ultimate realization of these receivables including the creditworthiness of each customer. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current market environment.

Inventory Reserve

The Company is required to state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. The Company has recorded changes in required reserves in recent periods due to impact of current and future technology trends and changes in strategic direction, such as discontinuances of product lines, as well as, changes in market conditions due to changes in demand requirements. It is possible that changes in required inventory reserves may continue to occur in the future due to the current market conditions.

Restructuring Accruals

During the second and third quarters of 2001, the Company initiated certain restructuring plans. In conjunction with these restructuring plans, the Company established a restructuring reserve account for the estimated costs related to the plans. These costs primarily related to facilities closings, severance costs and MessageClick ASP service exiting costs. For the facilities closings cost, a reserve was established for all remaining lease payments due on buildings and equipment that were no longer being utilized in continuing operations, less assumptions for sub leases. The accrual for one lease with total payments remaining of $2.8 million, assumes that the building will be sub-leased for 50% of the lease value. As of March 31, 2002, the Company had a remaining reserve balance of approximately $2.8 million, which is included in liabilities of discontinued operations. The Company currently believes that this remaining estimated balance is appropriate to cover future obligations associated with the restructurings.

Fair Value of Assets and Liabilities Acquired

During 2001, the Company acquired NACT and Telemate.Net (see further discussion in Note 2 to the consolidated financial statements). In conjunction with the acquisitions, The Company was required to estimate the fair value of assets (including goodwill and other intangibles) and liabilities acquired based on industry conditions, historical experience and future operational cash flow projections, option valuation models and evaluation of events subsequent to the acquisitions. The Company believes that the estimated purchased balances approximate fair market value.

Deferred Tax Asset Valuation Allowance

The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessment. Realization of the Company’s deferred tax assets is principally dependant upon achievement of projected future taxable income. The Company’s judgments regarding future profitability may change due to market conditions, its ability to continue to successfully execute its strategic plan and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances. Due to the uncertainty of the Company’s ability to recognize the entire tax benefit, the Company established an offsetting provision for the tax benefit recorded.

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

Intangible Assets

The Company has significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. The Company assesses the recoverability of its intangible assets by determining whether the value of goodwill and other acquired intangible assets over their remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. Effective January 1, 2002, the Company adopted SFAS 142, which stipulates an impairment test is to be performed at each reporting date that requires a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, then an impairment loss shall be recognized in an amount equal to that excess.

Liquidity and Capital Resources

Summary

Liquidity is the measurement of the Company’s ability to have adequate cash or access to cash at all times in order to meet financial obligations when due, as well as to fund corporate expansion and other activities. Historically, the Company has met its liquidity requirements through a combination of working capital provided by debt from third party lenders, issuances of debt and equity securities and sale of discontinued businesses.

At March 31, 2002, the Company had a negative working capital position (excess of current liabilities over current assets) of $4.5 million compared to a negative working capital position of $4.6 million at December 31, 2001. The Company’s cash and cash equivalents totaled $5.7 million at March 31, 2002, and $7.7 million at December 31, 2001. Total long-term debt, including current portion, net of discount, was $3.5 million at March 31, 2002 and $3.4 million at December 31, 2001. At March 31, 2002, the Company had no borrowings under its $5.0 million Credit Agreement with the Bank. The Credit Agreement is secured by substantially all of the assets of the Company. The availability under the Credit Agreement at March 31, 2002, is based on an analysis of available collateral based on an audit by the Bank, which is currently being completed and is expected to be determined in advance of any expected borrowing needs.

Cash Flow

Cash used in the Company’s continuing operations in the three months ended March 31, 2002 totaled approximately $1.7 million compared with cash used in continuing operations of $4.6 million in the same period in 2001. The Company’s use of cash in continuing operations during the three months ended March 31, 2002 resulted primarily from cash used for changes in current operating items of approximately $2.5 million and was offset by cash from continuing operations (net loss from continuing operations of $859,000 reduced by non-cash charges totaling $1.7 million, including depreciation and amortization of $1.3 million and a provision for doubtful accounts of $351,000).

Cash used in the Company’s discontinued operations in the three months ended March 31, 2002 totaled $213,000 compared with cash used in discontinued operations of $1.1 million in the same period in 2001.

The Company used cash in investing activities for continuing operations in the three months ended March 31, 2002 of approximately $304,000, compared to $767,000 in the same period of 2001. Of these amounts, the Company spent $222,000 and $767,000 on capital expenditures in the three months ended March 31, 2002 and 2001, respectively. The Company also invested $82,000 on capitalized software costs in the three months ended March 31, 2002.

During the three months ended March 31, 2001, the Company received net proceeds from sale of discontinued operations totaling $8.2 million for the sale of its restaurant solutions business.

Cash provided by financing activities from continuing operations totaled approximately $183,000 in the three months ended March 31, 2002, compared to $4.4 million used in financing activities in the same period of 2001. Proceeds from the issuance of the Company’s common stock totaled $183,000 in the first quarter of 2002. Payments to repurchase convertible subordinated debentures totaled $4.5 million and proceeds from the issuance of common stock totaled $131,000 in the first quarter of 2001.

Contractual Obligations and Commercial Commitments

The following summarizes the Company’s future contractual obligations at March 31, 2002 (in thousands):

	Payments Due By Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Deferred payment due for the purchase of NACT*	$5,340	$5,340	$—	$—	$—
Convertible subordinated debentures	4,500			4,500
Operating leases:
Continuing operations	16,399	2,072	4,021	3,963	6,343
Discontinued operations	3,449	621	902	738	1,188

Total contractual cash obligations	$29,688	$8,033	$4,923	$9,201	$7,531

*	See Note 8 of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources of Cash

For 2002, the Company expects that its primary sources of cash will be from cash on hand, working capital provided by operating activities, borrowings under the Credit Agreement and other possible sources, including issuances of equity or debt securities. The Company believes that, with its current operations, which were cash flow positive for the last two quarters, and with the restructuring of the Deferred Amount, it will have sufficient liquidity from these sources to meet its current financial obligations through 2002. However, the Credit Agreement contains certain financial covenants and limitations on the Company’s ability to access funds under the Credit Agreement. If the Company is in violation of the Credit Agreement, or does not have sufficient eligible accounts receivable and inventory to support the level of borrowings it may need, the Company may be unable to draw on the Credit Agreement to the extent necessary. To the extent the Company does not have borrowing availability under the Credit Agreement, the Company may be required to obtain additional sources of capital, sell assets, obtain an amendment to the Credit Agreement or otherwise restructure its outstanding indebtedness.

If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the Credit Agreement or otherwise restructure its outstanding indebtedness, the Company may not be able to meet its obligations.

The Company’s short-term cash needs are to cover working capital needs, including cash operating losses, if any, capital expenditures, the restructured payments during 2002 for the NACT acquisition and payments related to discontinued operations. At March 31, 2002, included in accrued compensation and liabilities of discontinued operations is $277,000 for Telemate.Net related severance costs and $4.7 million in payments related to discontinued operations. The Company expects to pay out $930,000 related to Telemate.Net severance costs and discontinued operations for the remainder of 2002.

The Company’s long-term cash needs are related to the costs of growing its current business as well as prospective businesses to be acquired, including capital expenditures and working capital, and funding the restructured payments for the acquisition of NACT. The Company expects to meet these cash needs through cash from operations, if any, cash on hand, borrowings under the Credit Agreement or other debt facilities, if available, as well as through possible issuances of equity or debt securities. If the Company is unable to secure a working capital line of credit with sufficient borrowing availability (or restructure its existing line of credit), obtain additional capital or sell assets, then the Company may not be able to meet its obligations and growth plans.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risks

The Company’s debt at March 31, 2002, carries interest rates which are fixed.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material legal proceedings other than ordinary routine proceedings incidental to its business. The Company does not expect these legal proceedings, either individually or in the aggregate, to have a material adverse effect on the Company.

Item 2. Changes in Securities

             None.

Item 3. Defaults Upon Senior Securities

             None.

Item 4. Submission of Matters to a Vote of Security Holders

             None.

Item 5. Other Information

             None.

Item 6. Exhibits and Reports on Form 8-K

             (a)   Exhibits:

4.1	Convertible Secured Promissory Note dated April 25, 2002, executed by the Company in favor of WATP in connection with the WATP Settlement Agreement. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2002.)

99.1	Settlement Agreement and General Release dated March 29, 2002, between WATP and the Company (the “WATP Settlement Agreement”). (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 30, 2002.)

99.2	Security Agreement dated April 25, 2002, between the Company and WATP entered into in connection with the WATP Settlement Agreement. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 30, 2002.)

99.3	Security Agreement dated April 25, 2002, among Telemate.Net, NACT and WATP entered into in connection with the WATP Settlement Agreement. (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on April 30, 2002.)

99.4	Pledge Agreement dated April 25, 2002, between the Company and WATP entered into in connection with the WATP Settlement Agreement. (Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on April 30, 2002.)

99.5	Guaranty dated April 25, 2002, among Telemate.Net, NACT and WATP entered into in connection with the WATP Settlement Agreement. (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on April 30, 2002.)

99.6	Subordination Agreement dated April 25, 2002, among the Company, NACT, Telemate.Net and the Bank entered into in connection with the WATP Settlement Agreement. (Incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on April 30, 2002.)

99.7	Form of Deposit Account Control Agreement among the Company, the Bank and WATP entered into in connection with the WATP Settlement Agreement. (Incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on April 30, 2002.)

             (b)   Reports on Form 8-K.

                     None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSO TECHNOLOGIES, INC.

Date: May 10, 2002	/s/ Juliet M. Reising

Executive Vice President and Chief Financial Officer (duly authorized signatory and Principal Financial and Accounting Officer)

EXHIBIT INDEX

4.1	Convertible Secured Promissory Note dated April 25, 2002, executed by the Company in favor of WA Telcom Products Co., Inc. in connection with the WATP Settlement Agreement, as defined below. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2002.)

99.1	WATP Settlement Agreement and General Release dated March 29, 2002, between WA Telcom Products Co., Inc. and the Company (the “WATP Settlement Agreement”). (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 30, 2002.)

99.2	Security Agreement dated April 25, 2002, between the Company and WA Telcom Products Co., Inc. entered into in connection with the WATP Settlement Agreement. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 30, 2002.)

99.3	Security Agreement dated April 25, 2002, among Telemate.Net Software, Inc., NACT Telecommunications, Inc. and WA Telcom Products Co., Inc. entered into in connection with the WATP Settlement Agreement. (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on April 30, 2002.)

99.4	Pledge Agreement dated April 25, 2002, between the Company and WA Telcom Products Co., Inc. entered into in connection with the WATP Settlement Agreement. (Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on April 30, 2002.)

99.5	Guaranty dated April 25, 2002, among Telemate.Net Software, Inc., NACT Telecommunications, Inc. and WA Telcom Products Co., Inc. entered into in connection with the WATP Settlement Agreement. (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on April 30, 2002.)

99.6	Subordination Agreement dated April 25, 2002, among the Company, NACT, Telemate.Net Software, Inc. and Silicon Valley Bank entered into in connection with the WATP Settlement Agreement. (Incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on April 30, 2002.)

99.7	Form of Deposit Account Control Agreement among the Company, Silicon Valley Bank and WA Telcom Products Co., Inc. entered into in connection with the WATP Settlement Agreement. (Incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on April 30, 2002.)