Form 10-Q
period 2002-06-30
VERSO TECHNOLOGIES INC
filed 2002-08-14
CIK 797448

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2002

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                   For the transition period from to _________

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

                     --------------------------------------

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No[ ].

Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of August 13, 2002: 79,005,006.

                            VERSO TECHNOLOGIES, INC.
                                    FORM 10-Q

                                      INDEX


Part I.  FINANCIAL INFORMATION

                                                                      Page No.
                                                                      --------

Item 1.
  Condensed Consolidated Balance Sheets as of June 30, 2002 and
   December 31, 2001 .................................................        2

  Condensed Consolidated Statements of Operations for the three months
   and the six months ended June 30, 2002 and 2001....................        3

  Condensed Consolidated Statements of Cash Flows for the six months
   ended June 30, 2002 and 2001.......................................        4

  Notes to the Condensed Consolidated Financial Statements............        6

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations .......................................       21

Item 3. Quantitative and Qualitative Disclosures about Market Risk....       31

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ............................................      32

Item 2.  Changes in Securities and Use of Proceeds ....................      32

Item 6.  Exhibits and Reports on Form 8-K .............................      33

Signature Page ........................................................      35

Exhibit Index .........................................................      36

                PART I-ITEM 1: FINANCIAL STATEMENTS
                      VERSO TECHNOLOGIES, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE DATA)
                            (Unaudited)

                                                                               JUNE 30,          DECEMBER 31,
                                                                                 2002              2001
                                                                               ------------------------------
ASSETS:
Current assets:
    Cash and cash equivalents                                                  $ 3,653            $ 7,745
    Accounts receivable, net                                                    11,924              9,047
    Inventories, net                                                             3,624              3,995
    Other current assets                                                           935              1,104
    Assets of discontinued operations                                                -                582

                                                                             -----------        -------------
       Total current assets                                                     20,136             22,473

Property and equipment, net                                                      6,189              7,337
Intangibles, net                                                                14,702             15,949
                                                                             -----------        -------------

         Total assets                                                         $ 41,027          $  45,759
                                                                             ===========        =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Note payable for the purchase of NACT                                      $ 2,750            $ 5,340
    Accounts payable                                                             2,197              1,624
    Accrued compensation                                                         2,293              3,130
    Accrued expenses                                                             5,266              6,127
    Unearned revenue and customer deposits                                       5,558              5,904
    Current portion of liabilities of discontinued operations                    2,773              3,128
                                                                             -----------        -------------

       Total current liabilities                                                20,837             25,253

Liabilities of discontinued operations, net of current portion                   1,503              1,772
Convertible subordinated debentures, net of discount                             3,566              3,428
                                                                             -----------        -------------

       Total liabilities                                                        25,906             30,453
                                                                             -----------        -------------

Shareholders' equity:
    Common stock, $.01 par value, 200,000,000 shares authorized;
       78,906,406 and 77,619,654 shares issued and outstanding                     789                776
    Additional paid-in capital                                                 272,269            271,462
    Notes receivable from shareholders                                          (1,632)            (1,620)
    Accumulated deficit                                                       (253,920)          (252,131)
    Deferred compensation                                                       (2,367)            (3,166)
    Accumulated other comprehensive loss - foreign currency translation            (18)               (15)
                                                                             -----------        -------------

       Total shareholders' equity                                               15,121             15,306
                                                                             -----------        -------------
         Total liabilities and shareholders' equity                           $ 41,027           $ 45,759
                                                                             ===========        =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           VERSO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except share data)

                                                        FOR THE THREE MONTHS ENDED JUNE 30,    FOR THE SIX MONTHS ENDED JUNE 30,
                                                              2002            2001                  2002            2001
                                                        -----------------------------------------------------------------------
Revenue:
  Products                                                      $ 6,086         $ 2,088          $ 12,690         $ 2,827
  Services                                                        5,585           3,407            10,975           6,830
                                                               --------        --------          --------          ------
    Total revenue                                                11,671           5,495            23,665           9,657

Cost of revenue:
  Products                                                        2,274           1,778             4,605           2,072
  Services                                                        2,519           2,098             5,137           4,357
                                                               --------        --------          --------          ------
    Total cost of revenue                                         4,793           3,876             9,742           6,429
Gross profit:
  Products                                                        3,812             310             8,085             755
  Services                                                        3,066           1,309             5,838           2,473
                                                               --------        --------          --------          ------
   Gross profit                                                   6,878           1,619            13,923           3,228
Operating expenses:
  General and administrative                                      2,996           2,275             6,108           4,847
  Sales and marketing                                             1,866             352             3,631             833
  Research and development                                        1,464             273             3,139             492
  Depreciation                                                      716             373             1,478             789
  Amortization of intangibles                                       147             375               289             749
  Amortization of deferred compensation                             324             484               648             967
                                                               --------        --------          --------          ------
    Total operating expenses                                      7,513           4,132            15,293           8,677
                                                               --------        --------          --------          ------

   Operating loss from continuing operations                       (635)         (2,513)           (1,370)         (5,449)

Other income                                                        345               -               431               -

Interest expense, net, including $170, $116, $265 and
$353 of amortization of loan fees and discount on
convertible subordinated debentures in the three months and
the six months ended June 30, 2002 and 2001.                       (309)           (164)             (519)           (406)
                                                               --------        --------          --------          ------

Loss from continuing operations before income taxes
   and extraordinary item                                          (599)         (2,677)           (1,458)         (5,855)

Income taxes                                                          -               -                 -               -
                                                               --------        --------          --------          ------
Loss from continuing operations before extraordinary item          (599)         (2,677)           (1,458)         (5,855)

Loss from discontinued operations, net of income taxes                -        (103,024)             (331)       (116,214)
                                                               --------        --------          --------          ------

Loss before extraordinary item                                     (599)       (105,701)           (1,789)       (122,069)

Extraordinary item - loss from debt conversion                        -               -                 -           1,640
                                                               --------        --------          --------          ------

   Net loss                                                      $ (599)     $ (105,701)         $ (1,789)     $ (123,709)
                                                             ==========      ==========        ==========      ==========

Net loss per common share - basic and diluted:
  Loss before discontinued operations and extraordinary item    $ (0.01)        $ (0.05)          $ (0.02)        $ (0.12)
  Loss from discontinued operations                                   -           (2.02)                -           (2.28)
                                                               --------        --------          --------          ------
  Loss before extraordinary item                                  (0.01)          (2.07)            (0.02)          (2.40)
  Extraordinary item - loss from debt conversion                      -               -                 -           (0.03)
                                                               --------        --------          --------          ------

Net loss per common share - basic and diluted                   $ (0.01)        $ (2.07)          $ (0.02)        $ (2.43)
                                                             ==========      ==========        ==========      ==========

Weighted average shares outstanding - basic and diluted      78,254,493      51,120,684        78,069,301      50,829,910
                                                             ==========      ==========        ==========      ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.
                                        3

                             VERSO TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                  (in thousands)

                                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                         2002                  2001
                                                                                 ------------------------------------------
Operating Activities:
    Continuing operations:
       Net loss from continuing operations                                                $ (1,458)             $ (7,495)
       Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
           Extraordinary item - loss on debt conversion                                          -                 1,640
           Amortization of intangibles                                                         289                   749
           Depreciation                                                                      1,478                   789
           Amortization of deferred compensation                                               648                   967
           Provision for doubtful accounts                                                     804                    93
           Inventory valuation reserve                                                         171                     -
           Amortization of loan fees and discount on convertible subordinated debentures       265                   353
           Other                                                                                86                    (1)
           Changes in current operating items:
             Accounts receivable, net                                                       (3,462)                   14
             Inventories, net                                                                  200                     -
             Other current assets                                                              253                  (739)
             Accounts payable                                                                  573                   720
             Accrued compensation                                                             (837)                 (736)
             Accrued expenses                                                                 (498)               (1,388)
             Unearned revenue and customer deposits                                           (346)                 (276)
                                                                                          --------              --------
           Net cash used in continuing operating activities                                 (1,834)               (5,310)
                                                                                          --------              --------

    Discontinued operations:
       Loss from discontinued operations                                                      (331)             (116,214)
       Adjustment to reconcile loss from discontinued operations
         to net cash (used in) provided by discontinued operating activities                  (127)              110,557
                                                                                          --------              --------
           Net cash used in discontinued operating activities                                 (458)               (5,657)
                                                                                          --------              --------
           Net cash used in operating activities                                            (2,292)              (10,967)
                                                                                          --------              --------

Investing Activities:

    Continuing operations:
         Purchased software development costs                                                 (161)                    -
         Purchases of property and equipment, net                                             (446)                 (947)
                                                                                          --------              --------
           Net cash used in investing activities for continuing operations                    (607)                 (947)

    Discontinued operations -
       Net proceeds from sale of discontinued operations                                         -                 8,158
                                                                                          --------              --------
         Net cash (used in) provided by investing activities                                  (607)                7,211
                                                                                          --------              --------
           Net cash used in operating and investing activities, carried forward             (2,899)               (3,756)
                                                                                         =========               ========

                             VERSO TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                    (Unaudited)

                                                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                             2002                  2001
                                                                                          --------               -------
Net cash used in operating and investing activities, carried forward                        (2,899)               (3,756)
                                                                                          --------               -------
Financing Activities:
    Payments of note payable for the purchase of NACT                                       (1,500)                    -
    Payments on convertible subordinated debentures                                              -                (4,500)
    Payments of notes receivable from shareholders                                              15                     -
    Proceeds from issuances of common stock, net                                               292                   182
                                                                                          --------               -------
         Net cash used in financing activities                                              (1,193)               (4,318)
                                                                                          --------               -------

         Decrease in cash and cash equivalents                                              (4,092)               (8,074)
Cash and Cash Equivalents:
Beginning of period                                                                          7,745                11,155
                                                                                          --------               -------
End of period                                                                              $ 3,653               $ 3,081
                                                                                          ========               =======
Supplemental disclosure of cash flow information:
    Cash payments during the period for:
       Interest                                                                              $ 147                  $ 53
                                                                                          ========               =======
       Income taxes                                                                           $ 38                  $ 14
                                                                                          ========               =======
    Non-cash investing and financing activities

       Common stock and compensatory
         options issued in reorganization                                                      $ -                  $ 21
                                                                                          ========               =======
       Issuance of warrants in exchange for services                                         $ 211                  $ 92
                                                                                          ========               =======
       Issuance of common stock in exchange for services                                       $ -                  $ 19
                                                                                          ========               =======
       Conversion of subordinated debentures to common stock - issuance of 1,496,598
         shares of common stock and 945,378 common stock warrants                              $ -               $ 2,877
                                                                                          ========               =======
       Issuance of common stock in arbitration settlement                                    $ 403                   $ -
                                                                                          ========               =======

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

1.       BASIS OF PRESENTATION

         Verso Technologies, Inc. and subsidiaries (the "Company"), is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company's continuing operations consist of two separate business segments, Gateway Solutions, which includes the Company's subsidiary NACT Telecommunications, Inc. ("NACT"), and Applications and Services, which includes its customer response center operations and its subsidiary Telemate.Net Software, Inc. ("Telemate.Net"). The Gateway Solutions segment includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Applications and Services segment offers primarily domestic network management, support and maintenance, customer response center services and application services. The Company acquired NACT in July 2001 and Telemate.Net in November 2001. The Company's discontinued operations include its value-added reseller ("VAR") business and associated consulting practice ("legacy VAR business") and its hospitality services group, which developed and marketed proprietary software and related integration and maintenance services ("HSG").

         The consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including Telemate.Net which was acquired by the Company on November 16, 2001, NACT which was acquired by the Company on July 27, 2001 and MessageClick, Inc. ("MessageClick"), which was acquired by the Company on November 22, 2000, each in transactions accounted for as purchases (see Note 2).

         Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net loss.

         The Company has adopted the consensus of Emerging Issues Task Force Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred."("EITF 01-14"). EITF 01-14 requires that reimbursements received for out-of-pocket expenses be reflected as revenues and to reclassify prior period financial statements to conform to the current period presentation. Prior to the adoption of EITF 01-14, reimbursable out-of-pocket expenses were reflected as a reduction to cost of revenue. Reimbursable out-of-pocket expenses reclassified as service revenues for the three months and the six months ended June 30, 2002 and 2001 were $179,000, $113,000,
         $347,000 and $331,000, respectively.

         The condensed consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

         The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                            VERSO TECHNOLOGIES, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002

2.       MERGERS AND ACQUISITIONS

         Telemate.Net Software, Inc.

         On November 16, 2001, to increase capital and add patented communications billing and reporting for next-generation converged Internet protocol and public switched telephone networks to the Company's product offering, the Company acquired all of the outstanding capital stock of Telemate.Net by means of a subsidiary merger. The merger consideration was approximately $4.1 million, consisting of 24,758,070 shares of the Company's common stock with a fair value of $16.6 million, based on a $0.67 average of the Company's common stock price for the ten days prior to the date of acquisition, assumed options to acquire 5,420,206 shares of the Company's common stock with exercise prices ranging from $.20 to $5.42 per share (estimated fair value of $1.8 million, using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility - 128%; expected life - one year; risk-free interest rate - 3.3%; and expected dividend yield - 0%), deferred compensation of $131,000 and acquisition costs of approximately $2.0 million, reduced by retirement of Series B redeemable preferred stock ("Series B Preferred Stock") of $15.0 million and $438,000 of accrued interest thereon and notes receivable from shareholders assumed of $947,000.

         The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled approximately $1.3 million and was allocated to goodwill. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company is not amortizing this goodwill.

         The Company has prepared an initial allocation of the purchase price based on the estimated fair values of certain intangible assets, receivables and estimated liabilities. The Company is continuing to obtain information as to ultimate valuation, recoverability and realization with respect to the fair values of certain contingent liabilities and anticipates the allocation of purchase price to be finalized prior to the end of the fourth quarter of 2002.

         NACT Telecommunications, Inc.

         On July 27, 2001, the Company acquired all of the outstanding capital stock of NACT to enter the next-generation networking and technology market. The purchase consideration was approximately $20.6 million, consisting of a cash payment of $14.2 million at closing funded primarily by the Company's sale of $15 million of the Company's Series B Preferred Stock to Telemate.Net, an additional amount payable on March 31, 2002 of up to $5.3 million plus interest at prime, a grant to NACT employees of in-the-money non-qualified options with a value of $625,000 and acquisition costs of approximately $500,000.

         On March 29, 2002, the Company entered into a Settlement Agreement and General Release (the "WATP Settlement Agreement") with WA Telcom Products Co., Inc. ("WATP") which provided for a restructuring of the deferred payment due by the Company to WATP pursuant to that certain Stock Purchase Agreement, dated as of June 4, 2001, as amended (the "Purchase Agreement"), between the Company and WATP, whereby the Company purchased from WATP all of the issued and outstanding capital stock of NACT, and NACT became a wholly-owned subsidiary of the Company. Pursuant to the WATP Settlement Agreement, the Company's obligation to pay to WATP the deferred payment (the "Deferred Amount") on the date the Company filed its Annual Report on Form 10-K for the year ended December 31, 2001, was restructured pursuant to the terms and conditions of a Convertible Secured Promissory Note dated April 25, 2002, made by the Company in favor of WATP, in the aggregate principal amount of $4.25 million, together with interest accrued thereon (the "Note"). Pursuant to the WATP Settlement Agreement, the Company paid to WATP $1.5 million on April 1, 2002, which payment was applied to the $1.5 million payment due on April 25, 2002, by the Company to WATP pursuant to the Note. The remainder of the amount due under the Note is payable by the Company to WATP as follows: (i) $500,000 on each of July 1, 2002; October 1, 2002; and January 1, 2003; and (ii) $1.25 million plus all interest accrued under the Note since April 1, 2002, on April 1, 2003. The WATP Settlement Agreement has been approved by the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division, which has jurisdiction over WATP's pending bankruptcy proceeding.

                            VERSO TECHNOLOGIES, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002

2.       MERGERS AND ACQUISITIONS, Continued

         NACT Telecommunications, Inc., Continued

         Furthermore, pursuant to the WATP Settlement Agreement, the Company and WATP released each other from claims against each other arising out of or related to the Purchase Agreement. Management's estimate of the claims against WATP totaled approximately $1.3 million, which equaled the reduction of the deferred payment and previously accrued interest expense on the deferred payment.

         At WATP's option, WATP may, at any time within the thirty-day period before a payment under the Note is due, convert some or all of the amount due on such payment date into shares of the Company's common stock at a conversion price of $1.36 per share. The Company's obligation to pay amounts due under the Note is (i) secured by all the assets of the Company, NACT and Telemate.Net and a pledge by the Company of all the issued and outstanding common stock of NACT and Telemate.Net, and (ii) guaranteed by NACT and Telemate.Net. The Note and security interests are subordinate to the rights of the Bank arising under the Credit Agreement and other documents executed in connection therewith.

         According to the terms of the definitive stock purchase agreement with Telemate.Net, on July 27, 2001, Telemate.Net purchased $15 million of Series B Preferred Stock to fund the Company's acquisition of NACT.

         The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired (including identified intangible assets of $1.7 million, which are being amortized over a three year life) totaled approximately $10.5 million, as adjusted, and was allocated to goodwill. In accordance with SFAS 142, the Company is not amortizing this goodwill.

         The Company has prepared an initial allocation of the purchase price based on the estimated fair values of certain intangible assets, receivables and estimated liabilities, including the deferred payment. The Company is continuing to obtain information as to ultimate valuation, recoverability and realization with respect to the fair values of certain contingent liabilities and anticipates the allocation of purchase price to be finalized in the third quarter of 2002.

         Management has subsequently reviewed the liabilities assumed at the time of the purchase of NACT and the liabilities assumed in the WATP Settlement Agreement and adjusted its estimate of these liabilities. Management reduced its estimate of liabilities by $900,000, which was recorded as a reduction of goodwill in the previously allocated purchase consideration.

         The allocation of the purchase price for Telemate.Net and NACT, as adjusted, are as follows:

                                              Telemate.Net            NACT
                                              ------------          --------
Cash                                            $ 4,810             $ 2,538
Other current assets                              1,361              10,547
Property and equipment                              563               2,505
Intangibles                                       1,320              12,246
Current liabilities                              (4,079)             (1,919)
Deferred payment on purchase of NACT                 --              (5,340)
Convertible subordinated debentures                  --                  --
Deferred compensation                               131                  --
                                                -------             -------
Purchase consideration                          $ 4,106             $20,577
                                                =======             =======

                            VERSO TECHNOLOGIES, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002

2.       MERGERS AND ACQUISITIONS, Continued

         Prior to the purchase of NACT, the Company became an NACT reseller in the first quarter of 2001. The Company resold NACT soft switching systems with product revenues for the six months prior to acquisition totaling $2.8 million and cost of product sales of $2.2 million.

         Pro Forma Effect of Telemate.Net and NACT Transactions

         The following unaudited pro forma information presents the results of continuing operations of the Company for the six months ended June 30, 2001, as if the acquisitions of Telemate.Net and NACT had taken place on January 1, 2001, (in thousands, except per share amounts):

                                                                                    JUNE 30,
                                                                                      2001
                                                                                    --------
Revenues                                                                       $     22,582
Loss from continuing operations                                                $    (13,851)
Loss from continuing operations
  per common share - basic and diluted                                         $       (.18)
Loss before extraordinary item
  per common share - basic and diluted                                         $      (1.72)
Net loss per common share - basic and diluted                                  $      (1.74)
Weighted average shares outstanding - basic and diluted                              75,588

3.       DISCONTINUED OPERATIONS

         Following the acquisition of NACT in July 2001, the Company determined that its legacy VAR business was not strategic to the Company's ongoing objectives and discontinued capital and human resource investment in this business. Accordingly, the Company elected to report its legacy VAR business as discontinued operations by early adoption of SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144") effective for the fourth quarter of 2001. These businesses are included with HSG (which was reported as discontinued operations in 2001) for a combined presentation of discontinued operations. The consolidated financial statements have been reclassified to segregate the net assets and operating results of these combined discontinued operations for all periods presented.

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

                            VERSO TECHNOLOGIES, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002

3.       DISCONTINUED OPERATIONS, Continued

         Summary operating results of the discontinued operations for the three months and six months ended June 30, 2002 and 2001 (in thousands) were as follows:

                                        Three months ended June 30,         Six months ended June 30,
                                        ---------------------------         -------------------------
                                          2002            2001                2002            2001
                                        ------------  -------------         -----------  ------------
Revenue                                   $     --      $   3,503             $   223     $  10,080
                                          ========      =========             =======     =========
Gross profit                              $     --      $     104             $  (331)    $     833
                                          ========      =========             =======     =========
Operating loss                            $     --      $(103,024)            $  (331)    $(116,214)
                                          ========      =========             =======     =========
Loss from discontinued operations         $     --      $(103,024)            $  (331)    $(116,214)
                                          ========      =========             =======     =========



         The loss from discontinued operations in the three months ended June 30, 2001 includes depreciation of $273,000, amortization of intangibles of $10.7 million, write-down of goodwill of $85.0 million, reorganization costs of $2.8 million and amortization of deferred compensation of $124,000. The loss from discontinued operations in the six months ended June 30, 2001 includes depreciation of $546,000, amortization of intangibles of $21.4 million, write-down of goodwill of $85.0 million, reorganization costs of $2.8 million and amortization of deferred compensation of $249,000.

         Assets and liabilities of discontinued operations (in thousands) are as follows:

                                                JUNE 30,       DECEMBER 31,
                                                  2002            2001
                                                --------       ------------
Accounts receivable, net
                                                $     --        $    501
Other current assets                                  --              81
                                                --------        --------
  Assets of discontinued operations             $     --        $    582
                                                ========        ========

Accrued restructuring costs                     $  2,603        $  2,730
Accrued compensation                                  36             210
Other current liabilities                          1,637           1,960
                                                --------        --------
  Liabilities of discontinued operations        $  4,276        $  4,900
                                                ========        ========

         The restructuring accrual relates to several leases for buildings and equipment that are no longer being utilized in continuing operations. The accrual is for all remaining payments due on these leases, less amounts to be paid by any sublessors. The accrual for one lease with total payments remaining of $2.8 million assumes that the building will be sub-leased for 50% of the total lease liability over the term of the lease.

                            VERSO TECHNOLOGIES, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002

3.       DISCONTINUED OPERATIONS, Continued

         Activity in the restructuring accruals was as follows:

                  Balance December 31, 2001           $2,730
                  Lease payments                        (434)
                  Additional restructuring accrual       307
                                                      ------
                  Balance June 30, 2002               $2,603
                                                      ======

4.       INVENTORIES

         Inventories consist primarily of purchased electronic components for its Gateway Solutions segment, and are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

         Inventories as of June 30, 2002 and December 31, 2001, are comprised of the following (in thousands):


                                             June 30,          December 31,
                                               2002                2001
                                             --------          ------------
             Raw materials                    $1,307              $1,677
             Work in process                   1,665               1,376
             Finished goods                    1,171               1,170
                                             --------          ------------
               Total inventories               4,143               4,223
             Inventory reserve                  (519)               (228)
                                             --------          ------------
               Inventories, net               $3,624              $3,995
                                             ========          ============


5.       INTANGIBLES

         Intangible assets represent the excess of cost over the fair value of net tangible assets acquired and identified other intangible assets. These assets are amortized on a straight-line basis over estimated useful lives of three years. Intangibles are evaluated for potential impairment of value whenever events or changes in circumstances indicate that full asset recoverability is questionable. Such evaluations consider current as well as anticipated operating results measured on the basis of undiscounted cash flows of the operation relative to the asset. Goodwill associated with the acquisitions of NACT and Telemate.Net (Note 2) is not being amortized in accordance with SFAS 142.

                            VERSO TECHNOLOGIES, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002

5.       INTANGIBLES, Continued

         Intangible assets consist of the following (in thousands):

                                                      JUNE 30,  DECEMBER 31,
                                                        2002       2001
                                                      --------  ------------
         Intangibles subject to amortization
           Purchased software development             $ 1,909     $ 1,748
           Accumulated amortization                      (525)       (236)
                                                      -------     -------
                                                        1,384       1,512

         Intangibles not subject to amortization
           Goodwill                                   $13,318     $14,437
                                                      -------     -------
         Total intangibles                            $14,702     $15,949
                                                      =======     =======

         Estimated annual amortization expense is as follows (in thousands):

                                    AMORTIZATION
                                    ------------
                          2002         $  607
                          2003            636
                          2004            401
                          2005             29
                                        -----
                                       $1,673
                                       ======

         The Company adopted SFAS 142 in the first quarter of 2002. Under the provisions of SFAS 142, goodwill is no longer subject to amortization. In the three and six months ended June 30, 2001, goodwill amortization expense was $208,000 and $415,000, respectively. The impact of goodwill amortization on basic and diluted loss per share is as follows (in thousands, except per share amounts):

                            FOR THE THREE MONTHS ENDED JUNE 30,     FOR THE SIX MONTHS ENDED JUNE 30,
                                  2002                   2001             2002               2001
                            ------------------------------------    ---------------------------------
Reported net earnings        $      (599)             $ (105,701)       $ (1,789)         $ (123,709)
  Add: Goodwill amortization          --                     208              --                 415
                             -----------              ----------        --------          ----------
Adjusted net earnings        $      (599)             $ (105,493)       $ (1,789)         $ (123,294)
                             ===========              ==========        ========          ==========

Basic and diluted earnings per share:
  Reported net earnings      $     (0.01)             $    (2.07)       $  (0.02)         $    (2.43)
  Goodwill amortization               --                      --              --                0.01
                             -----------              ----------        --------          ----------
Adjusted net earnings        $     (0.01)             $    (2.07)       $  (0.02)         $    (2.42)
                             ===========              ==========        ========          ==========


                            VERSO TECHNOLOGIES, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002

6.       LOAN FACILITY WITH SILICON VALLEY BANK

         In December 2001, the Company entered into a $5.0 million revolving credit agreement (the "Credit Agreement") with Silicon Valley Bank (the "Bank"). The Credit Agreement is secured by substantially all of the assets of the Company. The interest rate (6.75% at June 30, 2002) is computed at 2% above the Bank's Base Rate. The Credit Agreement provides for up to $500,000 in letters of credit. Available borrowing under the credit agreement is determined by a formula based on eligible receivables, inventory, certain cash balances, outstanding letters of credit and certain subjective limitations. Interest payments are due monthly, and the Credit Agreement expires December 2002. The Credit Agreement includes a loan fee of $50,000 and a fee of .25% on unused available borrowings. The Company paid certain loan fees and attorney's fees totaling approximately $106,000 in connection with the Credit Agreement. Pursuant to the loan commitment letter with the Bank, the Company agreed to issue to the Bank a warrant to purchase shares of the Company's common stock if the Company did not raise additional equity of $10.0 million by April 15, 2002. The Company did not raise such additional equity and, as a result, on May 15, 2002, the Company issued to the Bank a warrant to purchase 308,641 shares of the Company's common stock at an exercise price of $.81 per share. The fair value of the warrants issued, totaled approximately $211,000, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility - 128%; expected life
         - five years; risk-free interest rate - 3.3%; and expected dividend yield - 0%. The loan fees, attorney's fees and fair value of the warrants are being amortized to interest expense over the term of the Credit Agreement.

         The Company had no borrowings under the Credit Agreement as of June 30, 2002. The availability under the Credit Agreement at June 30, 2002 was $4.6 million. Under the terms of the Credit Agreement, the Company is required to maintain a minimum tangible net worth, computed quarterly, and cannot declare dividends or incur any additional indebtedness without the consent of the Bank, and must maintain other financial covenants, as defined. The Company was in compliance with these covenants as of June 30, 2002.

7.       CONVERTIBLE SUBORDINATED DEBENTURES

         In connection with the acquisition of MessageClick, certain investors of MessageClick purchased $4.5 million of the Company's 7.5% convertible subordinated debentures and warrants to purchase an aggregate of 1,026,820 shares of the Company's common stock at an exercise price of $7.30 per share. The debentures are convertible into the Company's common stock at a conversion price of $4.41. The convertible subordinated debentures are due November 22, 2005. The debentures have been discounted to reflect the fair value of the warrants issued, totaling approximately $1.4 million, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility - 88%; expected life
         - five years; risk-free interest rate - 5.5%; and expected dividend yield - 0%. The unamortized discount totaled approximately $934,000 at June 30, 2002. In addition, the Company paid certain private placement fees and attorney's fees in connection with the sale of the debentures totaling $50,000. The fees are being amortized to interest expense over the term of the debentures.

         The Company issued $7.0 million of its 5% convertible subordinated debentures during the year ended December 31, 2000. The convertible subordinated debentures were issued with warrants to purchase 368,322 shares of the Company's common stock at an exercise price of $4.98 per share. The debentures were discounted to reflect the fair value of the warrants issued, totaling approximately $1.0 million, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility - 88%; expected life
         - five years; risk-free interest rate - 5.5%; and expected dividend yield - 0%. In addition, the Company paid certain private placement fees (including 88,712 shares of the Company's common stock with a fair value at the date of issuance totaling $350,000) and attorney's fees in connection with the sale of the debentures totaling $454,000. The fees were amortized to interest expense over the term of the debentures until the debentures were retired or converted into the Company's common stock.

                            VERSO TECHNOLOGIES, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002

7.       CONVERTIBLE SUBORDINATED DEBENTURES, Continued

         In January 2001, the Company modified the terms of its 5% convertible subordinated debentures. According to the modified terms of the agreement, the Company repurchased $4.5 million of the outstanding $7.0 million of its 5% convertible subordinated debentures. Of the remaining $2.5 million in outstanding 5% convertible subordinated debentures, $1.5 million were converted by the investors into the Company's common stock at a price of $1.40 per share. The remaining $1.0 million of 5% convertible subordinated debentures was converted at $1.19 per share. In connection with this modification, the Company issued warrants to purchase 954,455 shares of the Company's common stock at an exercise price of $1.98 per share. The fair value of the warrants issued, totaled approximately $977,000, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility - 91%; expected life - five years; risk-free interest rate - 5.5%; and expected dividend yield - 0%. The cost of conversion, including the warrants issued, totaled $1.6 million in the quarter ended March 31, 2001.

         The cost of conversion is reflected as an extraordinary item in the statement of operations for the six months ended June 30, 2001 and consisted of the following (in thousands):

                  Fair value of warrants issued                $  977
                  Write-off of related discount                   365
                  Write-off of related loan fees                  165
                  Beneficial conversion                           107
                  Legal and other costs                            26
                                                               ------
                                                               $1,640
                                                               ======

8.       OTHER COMPREHENSIVE LOSS

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires that the Company's change in foreign currency translation adjustments be included in other comprehensive income. Comprehensive loss is shown in the following table (in thousands):


                                THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                  2002                   2001              2002              2001
                             -----------------------------------       ------------------------------
Net loss                     $      (599)             $ (105,701)       $ (1,789)         $ (123,709)
Other comprehensive loss:
  Foreign currency translation        --                      --              (3)                 --
                             -----------              ----------        --------          ----------
Comprehensive loss           $      (599)             $ (105,701)       $ (1,792)         $ (123,709)
                             ===========              ==========        ========          ==========

                            VERSO TECHNOLOGIES, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002

9.       SEGMENT INFORMATION

         As a result of the Company's acquisition of NACT, the Company is now reporting information for two segments, Gateway Solutions and Applications and Services (which the Company formerly referred to as its Technology Services Group).

         Gateway
         Solutions:        The Company's Gateway Solutions segment consists of
                           the operations of the Company's switching subsidiary, NACT. The Company's Gateway Solutions segment includes hardware and software, integration, applications and technical training and support.
                           Prior to the Company's acquisition of NACT, the Company became an NACT reseller in the first quarter of 2001.

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

         Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                               GATEWAY             APPLICATIONS
FOR THE THREE MONTHS ENDED JUNE 30,          SOLUTIONS(a)         AND SERVICES(a)          TOTAL
-----------------------------------         -------------         ---------------          -----
2002
Revenue                                       $ 7,080                $4,591                $11,671
Contribution before unallocated items           1,096                 1,693                  2,789
Goodwill and other intangibles                 11,929                 2,773                 14,702
Total assets                                   28,422                 3,846                 32,268
Capital expenditures                              222                    --                    222

2001
Revenue                                       $ 2,088                $3,407                $ 5,495
Contribution before unallocated items             310                   459                    769
Goodwill and other intangibles                     --                 1,978                  1,978
Total assets                                       --                 3,193                  3,193
Capital expenditures                               --                    --                     --


(a) In 2002, Gateway Solutions includes costs associated with certain corporate and administrative functions to support this business unit, which functions are located in Utah. Prior to the acquisition of NACT in July 2001, the Company became an NACT reseller in the first quarter of 2001. The Company resold NACT gateway solutions totaling $2.1 million with cost of product sales of $1.8 million during the second quarter of 2001. Prior to the acquisition of NACT, there were no identifiable assets or operating expenses related to the Gateway Solutions segment. Applications and Services includes no allocation of corporate overhead costs, assets or capital expenditures. See also (b) description.

                            VERSO TECHNOLOGIES, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002

9.       SEGMENT INFORMATION, Continued

         The following table reconciles the total contribution before unallocated items to the loss from continuing operations before extraordinary item (in thousands):

                                                           Three Months Ended
                                                                June 30,
                                                          ---------------------
                                                           2002          2001
                                                          -------       -------
Contributions before unallocated items, per above         $ 2,789       $   769
Corporate and administrative expenses (b)                  (2,146)       (2,050)
Depreciation                                                 (716)         (373)
Amortization of intangibles                                  (147)         (375)
Amortization of deferred compensation                        (324)         (484)
Other income                                                  254             -
Interest expense, net                                        (309)         (164)
                                                          -------       -------
Loss from continuing operations before
  taxes and extraordinary item                            $  (599)      $(2,677)
                                                          =======       =======


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


                                             Gateway         Applications
                                             Solutions(a)    and Services(a)     Total
                                             ------------    ---------------   ---------
For the six months ended June 30,
                 2002

Revenue                                        $14,605           $9,060         $23,665
Contributions before unallocated items           2,446            3,167           5,613
Goodwill and other intangibles                  11,929            2,773          14,702
Total assets                                    28,422            3,846          32,268
Capital expenditures                               403                -             403

                 2001

Revenues                                       $ 2,827           $6,830         $ 9,657
Contributions before unallocated items             753              548           1,301
Goodwill and other intangibles                       -            1,978           1,978
Total assets                                         -            3,193           3,193
Capital expenditures                                 -                -               -




         (a) In 2002, Gateway Solutions includes costs associated with certain corporate and administrative functions to support this business unit, which functions are located in Utah. Prior to the acquisition of NACT in July 2001, the Company became an NACT reseller in the first quarter of 2001. The Company resold NACT gateway solutions totaling $2.8 million with cost of product sales of $2.1 million during the six months ended June 30, 2001. Prior to the acquisition of NACT, there were no identifiable assets or operating expenses related to the Gateway Solutions segment. Applications and Services includes no allocation of corporate overhead costs, assets or capital expenditures. See also (b) description.

                            VERSO TECHNOLOGIES, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002

9.       SEGMENT INFORMATION, Continued

         The following table reconciles the total contribution before unallocated items to the loss from continuing operations before extraordinary item (in thousands):



                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                     --------------------------
                                                                                         2002          2001
                                                                                     ----------      ----------
         Contribution before unallocated items, per above                            $    5,613      $    1,301
         Corporate and administrative expenses (b)                                       (4,391)         (4,245)
         Depreciation                                                                    (1,478)           (789)
         Amortization of intangibles                                                       (289)           (749)
         Amortization of deferred compensation                                             (648)           (967)
         Other income                                                                       254              --
         Interest expense, net                                                             (519)           (406)
                                                                                     ----------      ----------
         Loss from continuing operations before
               taxes and extraordinary item                                          $   (1,458)     $   (5,855)
                                                                                     ==========      ==========





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

10.      STOCK OPTIONS AND WARRANTS

         The Company has a stock option plan for employees, consultants, and other individual contributors to the Company. In addition, in connection with various financing and acquisition transactions, and for services provided to the Company, the Company has issued warrants to purchase the Company's common stock. A summary of stock options and warrants outstanding at June 30, 2002, is as follows:

         Options and warrants issued to employees


                                 Options and Warrants Outstanding       Options and Warrants Exercisable
                               -----------------------------------    -------------------------------------
         Price of Exercise     Outstanding at     Weighted Average      Exercisable        Weighted Average
               Price           June 30, 2002       Exercise Price     at June 30, 2002      Exercise Price
         -----------------     --------------     ----------------    ----------------     ----------------
         $0.01-$0.33              2,021,308            $0.21              1,803,150             $0.21
         $0.37-$0.52              1,107,819            $0.40                632,436             $0.42
         $0.53-$0.66              1,148,187            $0.58                740,815             $0.60
         $0.68-$1.00                375,197            $0.98                233,667             $0.99
         $1.00-$1.50              2,362,781            $1.25                355,161             $1.20
         $1.51-$2.55              5,015,881            $2.16              4,178,337             $2.16
         $2.56-$5.25              3,347,750            $4.00              1,904,905             $4.11
         $5.31-$18.00               798,558            $8.04                653,904             $8.00
                               --------------     ----------------    ----------------     ----------------
         Total                   16,177,481            $2.19             10,502,375             $2.27
                               ==============     ================    ================     ================



         Options and warrants issued to employees generally terminate ten years from the date of grant. Termination dates on the options and warrants listed above range from July 31, 2002 to June 24, 2012.

                            VERSO TECHNOLOGIES, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002


10.      STOCK OPTIONS AND WARRANTS, Continued

         Warrants issued primarily in connection with financing

                                 Number of         Weighted Average
         Exercise Price     Outstanding Warrants    Exercise Price              Expiration Date
         --------------     --------------------   ----------------       ---------------------------

          $0.01-$0.50               37,532              $0.01             September 2005-October 2006
          $0.80-$1.00              558,641              $0.90             November 2004-May 2007
          $1.50-$2.00            1,046,732              $1.94             August 2005-January 2011
          $2.01-$2.25              140,723              $2.25             February 2003-February 2010
          $3.00-$4.00              484,229              $3.09             February 1, 2003
          $4.01-$5.00              619,691              $4.67             February 2003-July 2010
          $5.01-$5.62            8,086,791              $5.61             February 2003-October 2006
          $5.65-$7.30            5,924,006              $5.96             February 2003-November 2010
                            --------------------   ----------------
          Total                 16,898,345              $5.20
                            ====================   ================

         Most warrants are vested when issued.

         Options and warrants outstanding as of June 30, 2002 totaled
         33,075,826.

         The exercise price and number of outstanding warrants for certain warrants previously issued have been adjusted according to their antidilution provisions.

11.      OTHER EVENTS

         Settlement with RSL Communications, Ltd. and Affiliates

         On or about July 6, 2000, RSL Communications, Ltd. (together with certain of its affiliates (collectively, "RSL")) filed with the American Arbitration Association a demand for arbitration against NACT, which became a wholly-owned subsidiary of the Company on July 27, 2001. In the arbitration, RSL claimed that, pursuant to a Sales Agreement between RSL and NACT, NACT breached its obligation to indemnify and defend RSL against patent infringement claims made against RSL by Aerotel, Ltd. in an action pending in the United States District Court for the Southern District of New York. RSL sought to recover from NACT amounts paid by RSL to defend itself in such patent infringement action, which RSL claimed was approximately $2.0 million, together with other unspecified damages resulting from NACT's alleged breach. On March 13, 2002, the Company entered into a Settlement Agreement and General Release (the "RSL Settlement Agreement") with RSL, which provided that the Company issue to RSL 523,430 shares of the Company's common stock (the "Settlement Shares") and deposit $200,000 in escrow. Pursuant to the terms of the RSL Settlement Agreement, the Company filed with the Securities and Exchange Commission (the "SEC") a Registration Statement on Form S-3 covering the resale of the Settlement Shares. On June 17, 2002, the Company issued 523,430 shares of the Company's common stock with a market value on the effective date of the Form S-3 of approximately $403,000 and the $200,000 plus accrued interest held in escrow was released to RSL at that time.

                            VERSO TECHNOLOGIES, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002

12.      LITIGATION

         Except as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 or as set forth below, the Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business, and the Company does not expect these claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company.

         As previously disclosed in the Company's Form 10-K for the year ended December 31, 2001, on or about May 21, 2001, John M. Good, a former employee of the Company, filed a lawsuit in the Court of Common Pleas, Cuyahoga County, Ohio, against the Company claiming, among other things, fraud, negligence, breach of fiduciary duty, breach of contract and damages resulting from and related to the Company's alleged failure to deliver 50,000 shares of the Company's common stock to Mr. Good upon his exercise of an option to purchase such shares on or about January 3, 2000. Mr. Good seeks unspecified damages with respect to such claims; however, based on the Company's further analysis of Mr. Good's claims, in the opinion of the Company's management, the Company's exposure to Mr. Good, were he to prevail in this matter, should not exceed $550,000. The Company intends to defend such claims vigorously. Trial for this case has been set for October 2002. Although no assurances can be given as to the outcome of any lawsuit, in the opinion of the Company's management, the final outcome in this matter should not have a material adverse effect on the Company.

         On or about February 8, 2002, William P. O'Reilly, a former executive officer and director of the Company; Montana Corporation, Mr. O'Reilly's consulting company; Clunet R. Lewis, a former officer of the Company; and CLR Enterprises, Inc., Mr. Lewis' consulting company, filed with the American Arbitration Association ("AAA") a demand for arbitration against the Company. Messrs. O'Reilly and Lewis and their respective consulting companies seek to have enforced the Consulting Agreements dated April 1, 1999, as amended, to which they and the Company are parties (the "Consulting Agreements"). Messrs. O'Reilly and Lewis have claimed that the Company's attempt by written notice dated June 1, 2001, to terminate the Consulting Agreements effective March 31, 2002, was ineffective and, as a result, such Consulting Agreements have automatically renewed for additional two-year terms, which terms expire on March 31, 2004. Under the terms of the Consulting Agreements, Messrs. O'Reilly and Lewis are to receive, among other things, consulting fees of $250,000 and $240,000 per year, respectively. Messrs. O'Reilly and Lewis claim that such fees for the two-year extension period shall become immediately due and payable in the event Messrs. O'Reilly and Lewis prevail in the arbitration proceeding. The Company intends to vigorously defend itself in this arbitration, and although no assurances can be given as to the outcome of any arbitration proceeding, in the opinion of the Company's management, the final outcome in this matter should not have a material adverse effect on the Company.

         On or about April 29, 2002, Omni Systems of Georgia, Inc. ("Omni") and Joseph T. Dyer ("Dyer") filed with the AAA a demand for arbitration against the Company. Omni and Dyer claim that the Company breached the Assignment dated as of August 31, 1998, by and among a subsidiary of the Company, Dyer and Omni (the "Assignment") pursuant to which Omni and Dyer assigned and transferred to a subsidiary of the Company all of their right, title and interest in and to a certain computer software property management system in exchange for a lump sum royalty payment and certain monthly royalty payments equal to a percentage of the maintenance and licensing net revenues received by the Company from certain customers. Omni and Dyer claim that the Company has not paid to them the monthly royalty payments owed to them pursuant to the Assignment beginning in June 2002. Omni and Dyer further claim that, due to the alleged breach of the Assignment, the Company is no longer permitted to use the software. Omni and Dyer are seeking unspecified monetary damages and to enjoin the Company's use of the software. The Company believes that no amounts are owing under the Assignment and the Company intends to vigorously defend itself in this arbitration, and although no assurances can be given as to the outcome of any arbitration proceeding, in the opinion of the Company's management, the final outcome in this matter should not have a material adverse effect on the Company.

                            VERSO TECHNOLOGIES, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002

13.      RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which eliminates the requirement to report gains and losses related to extinguishments of debt as extraordinary items. The statement also included other amendments and technical corrections which will not have a material impact on the Company. The provisions of the statement related to the treatment of debt extinguishments are required to be applied in fiscal years beginning after May 15, 2002

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the consolidated financial statements of the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Quarterly Report on Form 10-Q and in future filings by the Company with the SEC and in the Company's written and oral statements that are not statements of historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "intend," "will" and similar expressions are examples of words that identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding our future financial position, business strategy and expected cost savings. These forward-looking statements are based on our current beliefs, as well as assumptions we have made based upon information currently available to us.

Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:

- our ability to grow and manage the business and continue to have positive operating cash flow and our ability to fund cash needed for working capital including acquisition-related liabilities and capital expenditures until the business is generating cash;

- our ability to successfully access the capital markets to fund the growth of our business and continuous development of our proprietary products;

- our ability to integrate our business with other entities we may subsequently acquire;

-        trends for the continued growth of our business;

- the effects of our accounting policies and general changes in generally accepted accounting practices;

- our ability to successfully market existing products and services, which may be adversely impacted by competition and the general economy;

- our ability to successfully develop and market new products and services; and

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

GENERAL

The Company is a communications technology solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company's continuing operations include two separate business segments, Gateway Solutions, which includes the Company's subsidiary NACT and Applications and Services, which includes its customer response center operations and its subsidiary Telemate.Net. The Company acquired NACT in July 2001 and Telemate.Net in November 2001. The Company's discontinued operations include its legacy VAR business and HSG.

The consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including Telemate.Net which the Company acquired on November 17, 2001, NACT which the Company acquired on July 27, 2001 and MessageClick, which the Company acquired on November 22, 2000, each in transactions accounted for as purchases.

The Company believes that the foregoing events significantly affect the comparability of the Company's results of operations from year to year. You should read the following discussion of the Company's results of operations and financial condition in conjunction with the Company's consolidated financial statements and related notes thereto included in Item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002, COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

For the three months ended June 30, 2002, the Company's net loss totaled $599,000, or $.01 per share, compared with net loss of $105.7 million, or $2.07 per share, for the same period in 2001. The 2001 results included a loss from discontinued operations of $103.0 million.

Continuing Operations

For the three months ended June 30, 2002, the Company's net loss from continuing operations totaled $599,000, or $.01 per share, compared with a net loss of $2.7 million, or $.05 per share, for the same period in 2001.

Total revenue was $11.7 million in the three months ended June 30, 2002, reflecting a 112% increase from the same period in 2001. Products revenue was $6.1 million in the three months ended June 30, 2002, and was primarily related to the sale of NACT products. Services revenue was $5.6 million in the three months ended June 30, 2002, reflecting a 64% increase from the same period in 2001. Gross profit increased by $5.3 million in the three months ended June 30, 2002, and was 59% of revenue in 2002, compared with 29% of revenue in the same period of 2001. The increase in revenue, gross profit percentage and gross profit dollars resulted primarily from the acquisition of NACT in July 2001.

Total operating expenses incurred in continuing operations for the three months ended June 30, 2002, were $7.5 million, an increase of $3.4 million compared to the same period of 2001. The increase is primarily attributable to the following items: $721,000 increase in general and administrative expenses, $1.5 million increase in sales and marketing expenses, $1.2 million increase in research and development and $343,000 increase in depreciation expense offset by decreases in intangible amortization of $228,000 and amortization of deferred compensation of $160,000.

The increase in general and administrative expenses resulted from the addition of personnel and related costs related to the acquisition of NACT offset by the reduction of corporate general and administrative expenses. The decrease in corporate general and administrative expenses resulted primarily from on-going cost reduction initiatives resulting in reduced personnel, telecom and other general and administrative expenses.

The increase in sales and marketing expenses resulted from the addition of personnel and related costs related to the acquisitions of NACT and Telemate.Net in July 2001 and November 2001, respectively.

The increase in research and development is primarily related to the acquisition of NACT in July 2001.

The increase in depreciation expense is primarily related to the purchase of furniture and equipment of approximately $400,000 and $500,000 during the first six months of 2002 and for the last six months of 2001, respectively, as well as the increased depreciation related to the assets acquired in the NACT and Telemate.Net acquisitions. Capital expenditures are primarily depreciated on a straight-line basis over their estimated useful lives of three years.

The $228,000 decrease in intangible amortization is primarily related to the adoption of SFAS 142, which eliminated amortization of goodwill beginning January 1, 2002.

The $160,000 decrease in amortization of deferred compensation primarily related to the full vesting of certain options outstanding since the Company's acquisition of Cereus Technology Partners, Inc. in September 2001. The deferred compensation represents the intrinsic value of the Cereus unvested options outstanding at the date of the acquisition of Cereus and is amortized over the remaining vesting period of the options.

As a percent of revenue, operating expenses from continuing operations, excluding the amortization of intangibles and deferred compensation, were 60% during the three months ended June 30, 2002 and 2001.

Other income was $345,000 during the three months ended June 30, 2002 compared with zero for the same period in 2001. Included in other income during the three months ended June 30, 2002 was $254,000 of non-recurring transactions related to insurance proceeds and the sale of non-operating assets.

Interest expense was $309,000 during the three months ended June 30, 2002, an increase of $145,000 compared to the same period of 2001. The increase was attributable to interest on the note payable for the purchase of NACT and the amortization of the fair value of warrants issued to Silicon Valley Bank.

Business Unit Performance

                                                                            Applications
Dollars in thousands                               Gateway Solutions        and Services             Consolidated
                                                   -----------------      -----------------       ------------------
For the Three Months Ended
        June 30,                                    2002       2001        2002       2001          2002       2001
--------------------------                         -------    ------      ------     ------       -------     ------
Revenue                                            $7,080     $2,088      $4,591     $3,407       $11,671     $5,495
                                                   ======     ======      ======     ======       =======     ======
Gross profit                                        4,346        310       2,532      1,309         6,878      1,619
Gross margin                                           61%        15%         55%        38%           59%        29%
General and administrative                          1,045          -         139        326         1,184        326
Sales and marketing                                   912          -         619        251         1,531        251
Research and development                            1,383          -          81        273         1,464        273
Other income                                          (90)         -           -          -           (90)         -
                                                   ------      -----      ------     ------       -------     ------

  Contribution before unallocated items(a)         $1,096       $310      $1,693       $459         2,789        769
                                                   ======      =====      ======     ======
Unallocated items:
  Corporate, sales, general and
    administrative expenses(b)                                                                      2,146      2,050
  Depreciation expense                                                                                716        373
  Amortization expense                                                                                147        375
  Amortization of deferred compensation                                                               324        484
                                                                                                  -------     ------
      Operating loss                                                                                 (544)    (2,513)

Other income                                                                                          254          -
Interest expense, net                                                                                (309)      (164)
                                                                                                  -------     ------
  Loss from continuing operations
    before extraordinary item                                                                       $(599)   $(2,677)
                                                                                                  =======     ======




(a) In 2002, Gateway Solutions includes costs associated with certain corporate and administrative functions to support this business unit, which functions are located in Utah. Prior to the acquisition of NACT in July 2001, the Company became an NACT reseller in the first quarter of 2001. The Company resold NACT gateway solutions totaling $2.1 million with cost of product sales of $1.8 million during the second quarter of 2001. Prior to the acquisition of NACT, there were no identifiable assets or operating expenses related to the Gateway Solutions segment. Applications and Services includes no allocation of corporate overhead costs. See also (b) description

(b) All rent, utilities and other corporate office expenses, corporate marketing expenses, corporate development costs and corporate human resources, accounting and information technology functions that support corporate, as well as, the Applications and Services segment are reflected in unallocated corporate, sales, general and administrative expenses. Office expenses, human resources, accounting and information technology costs specifically related to the Gateway Solutions segment are reflected in its contribution before unallocated items.

GATEWAY SOLUTIONS

Gateway Solutions represents the sales of NACT products. Prior to the acquisition of NACT in July 2001, the Company became an NACT reseller in the first quarter of 2001. The Company resold NACT gateway solutions totaling $2.1 million with cost of product sales of $1.8 million during the second quarter of 2001. Prior to the acquisition of NACT, there were no identifiable assets or operating expenses related to the Gateway Solutions segment.

APPLICATIONS AND SERVICES

Total applications and services revenue was $4.6 million in the three months ended June 30, 2002, a 35% increase from the same period in 2001. The increase in revenue is primarily related to the Company's acquisition of Telemate.Net in November 2001.

Gross profit increased by $1.2 million in the three months ended June 30, 2002, and was 55% percent of revenue, compared with 38% of revenue in the same period in 2001. The improvement in gross profit dollars and margin was attributable to the Company's customer response center operations and the addition of its Telemate.Net operations.

Allocated operating expenses incurred in Applications and Services for the three months ended June 30, 2002, were $839,000, a decrease of $11,000 compared to the same period in 2001. The decrease in general and administrative expenses and research and development expenses relates to the operations of MessageClick's ASP operations, which were substantially eliminated in the second quarter of 2001. The increase in sales and marketing expenses relates to Telemate.Net, which was acquired in November 2001. As a percent of revenue, operating expenses for Applications and Services were 18% during the three months ended June 30, 2002 down from 25% during the same period in 2001.

Discontinued Operations

Following the acquisition of NACT in July of 2001, the Company determined that its legacy VAR business was not strategic to the Company's ongoing objectives and discontinued capital and human resource investment in these businesses. Accordingly, the Company elected to report its legacy VAR business as discontinued operations by early adoption of SFAS 144. These businesses were added to HSG (which was reported as discontinued operations in 2000) for a combined presentation of discontinued operations, and the condensed consolidated financial statements have been reclassified to segregate the net assets and operating results of these business segments.

There were no results of discontinued operations for the three months ended June 30, 2002. Summary operating results of the discontinued operations for the three months ended June 30, 2001 (in thousands) were as follows:

   Revenue                                $    3,503
                                        ===============
   Gross profit                           $      104
                                        ===============
   Operating loss                         $ (103,024)
                                        ===============
  Loss from discontinued operations       $ (103,024)
                                        ===============

The loss from discontinued operations in the three months ended June 30, 2001 includes depreciation of $273,000, amortization of intangibles of $10.7 million, write-down of goodwill of $85.0 million, reorganization costs of $2.8 million and amortization of deferred compensation of $124,000.

SIX MONTHS ENDED JUNE 30, 2002, COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

For the six months ended June 30, 2002, the Company's net loss totaled $1.8 million, or $.02 per share, compared with net loss of $123.7 million, or $2.43 per share, for the same period in 2001. The 2002 results include a loss from discontinued operations of $331,000. The 2001 results included a loss from discontinued operations of $116.2 million and an extraordinary item - loss from debt conversion totaling $1.6 million.

Continuing Operations

For the six months ended June 30, 2002, the Company's net loss from continuing operations totaled $1.5 million, or $.02 per share, compared with a net loss of $5.9 million, or $.12 per share, for the same period in 2001.

Total revenue was $23.7 million in the six months ended June 30, 2002, reflecting a 145% increase from the same period in 2001. Products revenue was $12.7 million in the six months ended June 30, 2002, and was primarily related to the sale of NACT products. Services revenue was $11.0 million in the six months ended June 30, 2002, reflecting a 61% increase from the same period in 2001. Gross profit increased by $10.7 million in the six months ended June 30, 2002, and was 59% of revenue in 2002, compared with 33% of revenue in the same period of 2001. The increase in revenue, gross profit percentage and gross profit dollars resulted primarily from the acquisition of NACT in July 2001.

Total operating expenses incurred in continuing operations for the six months ended June 30, 2002, were $15.3 million, an increase of $6.6 million compared to the same period of 2001. The increase is primarily attributable to the following items: $1.3 million increase in general and administrative expenses, $2.8 million increase in sales and marketing expenses, $2.6 million increase in research and development and $689,000 increase in depreciation expense offset by decreases in intangible amortization of $460,000 and amortization of deferred compensation of $319,000.

The increase in general and administrative expenses resulted from the addition of personnel and related costs related to the acquisition of NACT offset by the reduction of corporate general and administrative expenses. The decrease in corporate general and administrative expenses resulted primarily from on-going cost reduction initiatives resulting in reduced personnel, telecom and other general and administrative expenses.

The increase in sales and marketing expenses resulted from the addition of personnel and related costs related to the acquisitions of NACT and Telemate.Net in July 2001 and November 2001, respectively.

The increase in research and development is primarily related to the acquisition of NACT in July 2001.

The increase in depreciation expense is primarily related to the purchase of furniture and equipment of approximately $400,000 and $500,000 during the first six months of 2002 and for the last six months of 2001, respectively, as well as the increased depreciation related to the assets acquired in the NACT and Telemate.Net acquisitions. Capital expenditures are primarily depreciated on a straight-line basis over their estimated useful lives of three years.

The $460,000 decrease in intangible amortization is primarily related to the adoption of SFAS 142, which eliminated amortization of goodwill beginning January 1, 2002.

The $319,000 decrease in amortization of deferred compensation primarily related to the full vesting of certain options outstanding since the Company's acquisition of Cereus Technology Partners, Inc. in September 2001. The deferred compensation represents the intrinsic value of the Cereus unvested options outstanding at the date of the acquisition of Cereus and is amortized over the remaining vesting period of the options.

As a percent of revenue, operating expenses from continuing operations, excluding the amortization of intangibles and deferred compensation, were 61% during the six months ended June 30, 2002, down from 72% for the same period in 2001.

Other income was $431,000 during the six months ended June 30, 2002 compared with zero for the same period in 2001. Included in other income during the six months ended June 30, 2002 was $254,000 of non-recurring transactions related to insurance proceeds and sale of non-operating assets.

Interest expense was $519,000 during the six months ended June 30, 2002, an increase of $113,000 compared to the same period of 2001. The increase was attributable to interest on the note payable for the purchase of NACT and the amortization of the fair value of warrants issued to Silicon Valley Bank, offset by the reduction of interest on the Company's 5% convertible subordinated debentures, which were paid or converted to common stock in 2001.

BUSINESS UNIT PERFORMANCE

Dollars in thousands                                                   APPLICATIONS
                                              GATEWAY SOLUTIONS        AND SERVICES         CONSOLIDATED
                                              --------------------------------------------------------------
FOR THE SIX MONTHS ENDED
         JUNE 30                               2002       2001        2002       2001       2002       2001
------------------------------             -----------------------------------------------------------------
REVENUE                                       $14,605   $ 2,827      $9,060     $6,830    $ 23,665   $ 9,657
                                              =======   =======      ======     ======    ========   =======
Gross profit                                    9,021       753       4,902      2,475      13,923     3,228

Gross margin                                       62%       27%         54%        36%         59%       33%
General and administrative                      2,020        --         344        870       2,364       870
Sales and marketing                             1,816        --       1,169        565       2,985       565
Research and development                        2,915        --         224        492       3,139       492
Other income                                     (177)       --          --         --        (177)       --
                                              -------   -------      ------     ------     -------   -------
  Contribution before unallocated items (a)   $ 2,447   $   753      $3,165     $  548       5,612     1,301
                                              =======   =======      ======     ======

Unallocated items:
  Corporate, sales, general and
   administrative expenses(b)                                                                4,390     4,245
  Depreciation expense                                                                       1,478       789
  Amortization expense                                                                         289       749
  Amortization of deferred compensation                                                        648       967
                                                                                           -------   -------
    Operating loss                                                                          (1,193)   (5,449)

Other income                                                                                   254        --
Interest expense, net                                                                         (519)     (406)
                                                                                           -------   -------
  Loss from continuing operations
   before extraordinary item                                                               $(1,458)  $(5,855)
                                                                                           =======   =======


(a) In 2002, Gateway Solutions includes costs associated with certain corporate and administrative functions to support this business unit, which functions are located in Utah. Prior to the acquisition of NACT in July 2001, the Company became an NACT reseller in the first quarter of 2001. The Company resold NACT gateway solutions totaling $2.8 million with cost of product sales of $2.1 million during the second quarter of 2001. Prior to the acquisition of NACT, there were no identifiable assets or operating expenses related to the Gateway Solutions segment. Applications and Services includes no allocation of corporate overhead costs. See also (b) description.

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

GATEWAY SOLUTIONS

Gateway Solutions represents the sales of NACT products. Prior to the acquisition of NACT in July 2001, the Company became an NACT reseller in the first quarter of 2001. The Company resold NACT gateway solutions totaling $2.8 million with cost of product sales of $2.1 million during the six months ended June 30, 2001. Prior to the acquisition of NACT, there were no identifiable assets or operating expenses related to the Gateway Solutions segment.

APPLICATIONS AND SERVICES

Total applications and services revenue was $9.1 million in the six months ended June 30, 2002, a 33% increase from the same period in 2001. The increase in revenue is primarily related to the Company's acquisition of Telemate.Net in November 2001.

Gross profit increased by $2.4 million in the six months ended June 30, 2002, and was 54% percent of revenue, compared with 36% of revenue in the same period in 2001. The improvement in gross profit dollars and margin was attributable to the Company's customer response center operations and the addition of its Telemate.Net operations.

Allocated operating expenses incurred in Applications and Services for the six months ended June 30, 2002, were $1.7 million, a decrease of $191,000 compared to the same period in 2001. The decrease in general and administrative expenses and research and development expenses relates to the operations of MessageClick's ASP operations, which were substantially eliminated in the second quarter of 2001. The increase in sales and marketing expenses relates to Telemate.Net, which was acquired in November 2001. As a percent of revenue, operating expenses for Applications and Services were 19% during the six months ended June 30, 2002 down from 28% during the same period in 2001.

Discontinued Operations

Following the acquisition of NACT in July of 2001, the Company determined that its legacy VAR business was not strategic to the Company's ongoing objectives and discontinued capital and human resource investment in these businesses. Accordingly, the Company elected to report its legacy VAR business as discontinued operations by early adoption of SFAS 144. These businesses were added to HSG (which was reported as discontinued operations in 2000) for a combined presentation of discontinued operations, and the condensed consolidated financial statements have been reclassified to segregate the net assets and operating results of these business segments.

Summary operating results of the discontinued operations for the six months ended June 30, 2002 and 2001 (in thousands) were as follows:

                                         Six months ended June 30,
                                    ------------------------------------
                                          2002              2001
                                    ---------------  -------------------

 Revenue                              $   223             $  10,080
                                    ===============  ===================
 Gross profit                         $  (331)            $     833
                                    ===============  ===================
 Operating loss                       $  (331)            $ (116,214)
                                    ===============  ===================
Loss from discontinued operations     $  (331)            $ (116,214)
                                    ===============  ===================

The loss from discontinued operations in the six months ended June 30, 2001 includes depreciation of $546,000, amortization of intangibles of $21.4 million, write-down of goodwill of $85.0 million, reorganization costs of $2.8 million and amortization of deferred compensation of $249,000.

Extraordinary Item

In January 2001, the Company modified the terms of the $7.0 million outstanding balance of its 5% convertible subordinated debentures as follows: the Company repurchased $4.5 million, converted $1.5 million into the Company's common stock at a price of $1.40 per share, fixed the conversion rate at $1.19 per share for the remaining $1.0 million and issued warrants to purchase 954,455 shares of the Company's common stock at an exercise price of $1.98 per share. The cost of this conversion and early retirement of debt totaled $1.6 million.

CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Factors that could affect the Company's future operating results and cause actual results to vary from expectations include, but are not limited to, lower than anticipated growth from existing customers, an inability to attract new customers, and inability to successfully integrate acquisitions, technology changes, or a decline in the financial stability of the Company's customers. Negative developments in these or other risk factors could have a material adverse affect on the Company's financial position and results of operations.

A summary of the Company's critical and significant accounting policies follows:

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

Restructuring Accruals

During the second and third quarters of 2001, the Company initiated certain restructuring plans. In conjunction with these restructuring plans, the Company established a restructuring reserve account for the estimated costs related to the plans. These costs primarily related to facilities closings, severance costs and MessageClick ASP service exiting costs. For the facilities closings cost, a reserve was established for all remaining lease payments due on buildings and equipment that were no longer being utilized in continuing operations, less assumptions for sub-leases. The accrual for one lease with total payments remaining of $2.8 million, assumes that the building will be sub-leased for 50% of the total lease liability over the term of the lease. As of June 30, 2002, the Company had a remaining reserve balance of approximately $2.6 million, which is included in liabilities of discontinued operations. The Company currently believes that this remaining estimated balance is appropriate to cover future obligations associated with the restructurings. Activity in the restructuring accruals was as follows:

                  Balance December 31, 2001           $  2,730
                  Lease payments                          (434)
                  Additional restructuring accrual         307
                                                      --------
                  Balance June 30, 2002               $  2,603
                                                      ========
Fair Value of Assets and Liabilities Acquired

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

Deferred Tax Asset Valuation Allowance

The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessment. Realization of the Company's deferred tax assets is principally dependant upon achievement of projected future taxable income. The Company's judgments regarding future profitability may change due to market conditions, its ability to continue to successfully execute its strategic plan and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances. Due to the uncertainty of the Company's ability to recognize the entire tax benefit, the Company established an offsetting provision for the tax benefit recorded.

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

At June 30, 2002, the Company had a negative working capital position (excess of current liabilities over current assets) of $701,000 compared to a negative working capital position of $2.8 million at December 31, 2001. The Company's cash and cash equivalents totaled $3.7 million at June 30, 2002, and $7.7 million at December 31, 2001. Total long-term debt, including current portion, net of discount, was $3.6 million at June 30, 2002 and $3.4 million at December 31, 2001. At June 30, 2002, the Company had no borrowings under its $5.0 million Credit Agreement with the Bank. The Credit Agreement is secured by substantially all of the assets of the Company. The availability under the Credit Agreement at June 30, 2002 was $4.6 million.

Cash Flow

Cash used in the Company's continuing operations in the six months ended June 30, 2002 totaled approximately $1.8 million compared with cash used in continuing operations of $5.3 million in the same period in 2001. The Company's use of cash in continuing operations during the six months ended June 30, 2002 resulted primarily from cash used for changes in current operating items of approximately $4.1 million and was offset by cash from continuing operations of $2.3 million (net loss from continuing operations of $1.5 million reduced by non-cash charges totaling $3.8 million, including depreciation and amortization of $2.7 million, a provision for doubtful accounts of $804,000 and an inventory valuation reserve of $171,000).

Cash used in the Company's discontinued operations in the six months ended June 30, 2002 totaled $458,000 compared with cash used in discontinued operations of $5.6 million in the same period in 2001.

The Company used cash in investing activities for continuing operations in the six months ended June 30, 2002 of approximately $607,000, compared to $947,000 in the same period of 2001. Of these amounts, the Company spent $446,000 and $947,000 on capital expenditures in the six months ended June 30, 2002 and 2001, respectively. The Company also invested $161,000 on purchased software development costs in the six months ended June 30, 2002.

During the six months ended June 30, 2001, the Company received net proceeds from sale of discontinued operations totaling $8.2 million for the sale of its restaurant solutions business.

Cash used in financing activities from continuing operations totaled approximately $1.2 million in the six months ended June 30, 2002, compared to $4.3 million used in financing activities in the same period of 2001. Payments of note payable for the purchase of NACT totaled $1.5 million and proceeds from the issuance of the Company's common stock totaled $292,000 in the six months ended June 30, 2002. Payments to repurchase convertible subordinated debentures totaled $4.5 million and proceeds from the issuance of common stock totaled $182,000 in the six months ended June 30, 2001.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes the Company's future contractual obligations at June 30, 2002 (in thousands):

                                                                Payments Due By Period
                                                         -------------------------------------------------------------
                                                                      Less than                                 After
Contractual Obligations                                  Total          1 year     1-3 years     4-5 years     5 years
----------------------------------------------------------------------------------------------------------------------
Deferred payment due for the purchase of NACT            $ 2,750      $2,750       $    --       $   --        $    --
Convertible subordinated debentures                        4,500          --            --        4,500             --
Operating leases:
  Continuing operations                                   15,363       2,045         4,023        3,981          5,314
  Discontinued operations                                  2,168         665           559          357            587
                                                         -------      ------        ------       ------         ------
Total contractual cash obligations                       $24,781      $5,460        $4,582       $8,838         $5,901
                                                         =======      ======        ======       ======         ======

SOURCES OF CASH

For 2002, the Company expects that its primary sources of cash will be from cash on hand, working capital provided by operating activities, borrowings under the Credit Agreement and other possible sources, including issuances of equity or debt securities. The Company believes that, with its current operations, which were cash flow positive for the last three quarters, it will have sufficient liquidity from these sources to meet its current financial obligations through 2002. However, the Credit Agreement contains certain financial covenants and limitations on the Company's ability to access funds under the Credit Agreement. If the Company is in violation of the Credit Agreement, or does not have sufficient eligible accounts receivable and inventory to support the level of borrowings it may need, the Company may be unable to draw on the Credit Agreement to the extent necessary. To the extent the Company does not have borrowing availability under the Credit Agreement, the Company may be required to obtain additional sources of capital, sell assets, obtain an amendment to the Credit Agreement or otherwise restructure its outstanding indebtedness.

If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the Credit Agreement or otherwise restructure its outstanding indebtedness, the Company may not be able to meet its obligations.

The Company's short-term cash needs are to cover working capital needs, including cash operating losses, if any, capital expenditures, the restructured payments during 2002 for the NACT acquisition and other acquisition-related liabilities related to NACT, payments related to discontinued operations and, assuming the Company's acquisition of 51% of Shanghai Betrue Infotech Co. Ltd. closes before the end of the third quarter, $150,000 related to such acquisition. At June 30, 2002, included in accrued compensation and current portion of liabilities of discontinued operations is $130,000 for Telemate.Net related severance costs and $2.8 million in payments related to discontinued operations. The Company expects to pay out approximately $875,000 related to Telemate.Net severance costs and discontinued operations for the remainder of 2002, and approximately $1.6 million related to the satisfaction of certain liabilities relating to NACT for the remainder of 2002.

The Company's long-term cash needs are related to the costs of growing its current business as well as prospective businesses to be acquired, including capital expenditures and working capital, and funding the restructured payments for the acquisition of NACT and other acquisition-related liabilities related to NACT. The Company expects to meet these cash needs through cash from operations, if any, cash on hand, borrowings under the Credit Agreement or other debt facilities, if available, as well as through possible issuances of equity or debt securities. If the Company is unable to secure a working capital line of credit with sufficient borrowing availability (or restructure its existing line of credit), obtain additional capital or sell assets, then the Company may not be able to meet its obligations and growth plans.

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

Interest Rate Risks

The Company's debt at June 30, 2002, carries interest rates, which are fixed.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Except as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 or as set forth below, the Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business, and the Company does not expect these claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company.

         As previously disclosed in the Company's Form 10-K for the year ended December 31, 2001, on or about May 21, 2001, John M. Good, a former employee of the Company, filed a lawsuit in the Court of Common Pleas, Cuyahoga County, Ohio, against the Company claiming, among other things, fraud, negligence, breach of fiduciary duty, breach of contract and damages resulting from and related to the Company's alleged failure to deliver 50,000 shares of the Company's common stock to Mr. Good upon his exercise of an option to purchase such shares on or about January 3, 2000. Mr. Good seeks unspecified damages with respect to such claims; however, based on the Company's further analysis of Mr. Good's claims, in the opinion of the Company's management, the Company's exposure to Mr. Good, were he to prevail in this matter, should not exceed $550,000. The Company intends to defend such claims vigorously. Trial for this case has been set for October 2002. Although no assurances can be given as to the outcome of any lawsuit, in the opinion of the Company's management, the final outcome in this matter should not have a material adverse effect on the Company.

         On or about February 8, 2002, William P. O'Reilly, a former executive officer and director of the Company; Montana Corporation, Mr. O'Reilly's consulting company; Clunet R. Lewis, a former officer of the Company; and CLR Enterprises, Inc., Mr. Lewis' consulting company, filed with the American Arbitration Association ("AAA") a demand for arbitration against the Company. Messrs. O'Reilly and Lewis and their respective consulting companies seek to have enforced the Consulting Agreements dated April 1, 1999, as amended, to which they and the Company are parties (the "Consulting Agreements"). Messrs. O'Reilly and Lewis have claimed that the Company's attempt by written notice dated June 1, 2001, to terminate the Consulting Agreements effective March 31, 2002, was ineffective and, as a result, such Consulting Agreements have automatically renewed for additional two-year terms, which terms expire on March 31, 2004. Under the terms of the Consulting Agreements, Messrs. O'Reilly and Lewis are to receive, among other things, consulting fees of $250,000 and $240,000 per year, respectively. Messrs. O'Reilly and Lewis claim that such fees for the two-year extension period shall become immediately due and payable in the event Messrs. O'Reilly and Lewis prevail in the arbitration proceeding. The Company intends to vigorously defend itself in this arbitration, and although no assurances can be given as to the outcome of any arbitration proceeding, in the opinion of the Company's management, the final outcome in this matter should not have a material adverse effect on the Company.

         On or about April 29, 2002, Omni Systems of Georgia, Inc. ("Omni") and Joseph T. Dyer ("Dyer") filed with the AAA a demand for arbitration against the Company. Omni and Dyer claim that the Company breached the Assignment dated as of August 31, 1998, by and among a subsidiary of the Company, Dyer and Omni (the "Assignment") pursuant to which Omni and Dyer assigned and transferred to a subsidiary of the Company all of their right, title and interest in and to a certain computer software property management system in exchange for a lump sum royalty payment and certain monthly royalty payments equal to a percentage of the maintenance and licensing net revenues received by the Company from certain customers. Omni and Dyer claim that the Company has not paid to them the monthly royalty payments owed to them pursuant to the Assignment beginning in June 2002. Omni and Dyer further claim that, due to the alleged breach of the Assignment, the Company is no longer permitted to use the software. Omni and Dyer are seeking unspecified monetary damages and to enjoin the Company's use of the software. The Company believes that no amounts are owing under the Assignment and the Company intends to vigorously defend itself in this arbitration, and although no assurances can be given as to the outcome of any arbitration proceeding, in the opinion of the Company's management, the final outcome in this matter should not have a material adverse effect on the Company.

Item 2.  Changes in Securities

         On June 17, 2002, the Company issued to RSL COM U.S.A., Inc. 523,430 shares of the Company's common stock. Pursuant to the RSL Settlement Agreement, the Company paid a cash amount and issued such shares in exchange for settlement of the claims made by RSL against NACT set forth in that certain demand for arbitration filed by RSL with the American Arbitration Association on July 6, 2000, which claims are described in Note 10 of the Notes to the Condensed Consolidated Financial Statements set forth in Item 1 of this Report. Such shares were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption in
         Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder ("Regulation D"). The Company based such reliance on representations made by RSL as to its investment intent, sophistication and status as an accredited investor, as defined in Rule 501 of Regulation D.

         On April 25, 2002, the Company issued the Note to WATP pursuant to the WATP Settlement Agreement, as more fully described in Note 2 of the Notes to the Condensed Consolidated Financial Statements set forth in
         Item 1 of this Report. At WATP's option, WATP may, at any time within the thirty-day period before a payment under the Note is due, convert some or all of the amount due on such payment date into shares of the Company's common stock at a conversion price of $1.36 per share. The
         Note is convertible into an aggregate of up to 2,367,774 shares of the Company's common stock. The Note was issued without registration under the Securities Act in reliance upon the exemption in Section 4(2) of the Securities Act. The Company based such reliance on representations made by WATP as to its investment intent and sophistication.

         On August 2, 2002, the Company issued 65,000 shares of the Company's common stock to SoftBrands, Inc. ("SoftBrands") pursuant to that certain Stipulation for Settlement and Mutual Release dated as of May 30, 2002, by and among the Company, AremisSoft Corporation ("AremisSoft"), SoftBrands and certain other parties (the "Stipulation for Settlement"). Pursuant to the Stipulation for Settlement, the Company paid a cash amount and issued such shares in exchange for settlement of certain claims made by AremisSoft and certain other parties against the Company relating to the Company's sale of its hospitality division in the fourth quarter of 2000. These shares were issued without registration under the Securities Act in reliance upon the exemption in Section 4(2) of the Securities Act and Regulation D. The Company based such reliance on representations made by SoftBrands as to its investment intent, sophistication and status as an accredited investor, as defined in Rule 501 of Regulation D.

         On May 15, 2002, the Company issued to the Bank a warrant to purchase 308,641 shares of the Company's common stock at an initial exercise price of $0.81 per share. The warrant is exercisable until May 15, 2007. The warrant was issued without registration under the Securities Act in reliance upon the exemption in Section 4(2) of the Securities Act and Regulation D. The Company based such reliance on representations made by the Bank as to its investment intent, sophistication and status as an accredited investor, as defined in Rule 501 of Regulation D.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K


         (a)      Exhibits

                  4.1      Convertible Secured Promissory Note dated April 25,
                           2002, executed by the Company in favor of WATP in connection with the WATP Settlement Agreement.
                           (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 1,
                           2002.)

                  4.2 Warrant dated as of May 15, 2002, to purchase 308,641 shares of the Company's common stock granted to Silicon Valley Bank.

                  4.3 Antidilution Agreement dated May 15, 2002, between the Company and Silicon Valley Bank.

                  4.4 Registration Rights Agreement dated May 15, 2002, between the Company and Silicon Valley Bank.

                  10.1     Settlement Agreement and General Release dated March
                           29, 2002, between WATP and the Company. (Incorporated by reference to Exhibit 99.1 to the Company's Current
                           Report on Form 8-K filed on May 1, 2002.)

                  10.2     Security Agreement dated April 25, 2002, between the
                           Company and WATP entered into in connection with the WATP Settlement Agreement. (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on
                           Form 8-K filed on May 1, 2002.)

                  10.3     Security Agreement dated April 25, 2002, among
                           Telemate.Net, NACT and WATP entered into in connection with the WATP Settlement Agreement.
                           (Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on May 1,
                           2002.)

                  10.4     Pledge Agreement dated April 25, 2002, between the
                           Company and WATP entered into in connection with the WATP Settlement Agreement. (Incorporated by reference to Exhibit 99.4 to the Company's Current Report on
                           Form 8-K filed on May 1, 2002.)

                  10.5     Guaranty dated April 25, 2002, among Telemate.Net,
                           NACT and WATP entered into in connection with the WATP Settlement Agreement. (Incorporated by reference to Exhibit 99.5 to the Company's Current Report on
                           Form 8-K filed on May 1, 2002.)

                  10.6 Subordination Agreement dated April 25, 2002, among the Company, NACT, Telemate.Net and Silicon Valley
                           Bank entered into in connection with the WATP
                           Settlement Agreement. (Incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form
                           8-K filed on May 1, 2002.)

                  10.7 Form of Deposit Account Control Agreement among the Company, Silicon Valley Bank and WATP entered into in connection with the WATP Settlement Agreement.
                           (Incorporated by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K filed on May
                           1, 2002.)

                  10.8 Stipulation for Settlement and Mutual Release dated as of July 19, 2002, by and among the Company, AremisSoft Corporation, SoftBrands, Inc. and others.

                  10.9 Interest Purchase Agreement dated as of June 4, 2002, by and between the Company and NeTrue Communications, Inc.

                  99.1     Certification of the Company's Chief Executive
                           Officer pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.

                  99.2 Certification of the Company's Chief Financial Office pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



         (b)      Reports on Form 8-K.

                  On May 1, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission which reported under Item 5 of such report the Company's execution of the WATP Settlement Agreement and the Note made in connection with the WATP Settlement Agreement by the Company in favor of WATP dated April 25, 2002, which restructures a deferred payment due by the Company to WATP pursuant to a certain Stock Purchase Agreement between the Company and WATP dated June 4, 2001. The Company did not file any other Current Report on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            VERSO TECHNOLOGIES, INC.




Date: August 13, 2002

                           /s/ Juliet M. Reising
                           ----------------------------------------------------

                           Executive Vice President and Chief Financial Officer (duly authorized signatory and
                           Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

         4.1 Convertible Secured Promissory Note dated April 25, 2002, executed by the Company in favor of WA Telcom Products Co., Inc. in connection with the WATP Settlement Agreement, as defined below. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 1, 2002.)

         4.2 Warrant dated as of May 15, 2002, to purchase 308,641 shares of the Company's common stock granted to Silicon Valley Bank.

         4.3 Antidilution Agreement dated May 15, 2002, between the Company and Silicon Valley Bank.

         4.4 Registration Rights Agreement dated May 15, 2002, between the Company and Silicon Valley Bank.

         10.1 Settlement Agreement and General Release dated March 29, 2002, between WA Telcom Products Co., Inc. and the Company (the "WATP Settlement Agreement"). (Incorporated by reference to
                  Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 1, 2002.)

         10.2 Security Agreement dated April 25, 2002, between the Company and WA Telcom Products Co., Inc. entered into in connection with the WATP Settlement Agreement. (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on May 1, 2002.)

         10.3 Security Agreement dated April 25, 2002, among Telemate.Net Software, Inc., NACT Telecommunications, Inc. and WA Telcom Products Co., Inc. entered into in connection with the WATP Settlement Agreement. (Incorporated by reference to Exhibit
                  99.3 to the Company's Current Report on Form 8-K filed on May 1, 2002.)

         10.4 Pledge Agreement dated April 25, 2002, between the Company and WA Telcom Products Co., Inc. entered into in connection with the WATP Settlement Agreement. (Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed on May 1, 2002.)

         10.5 Guaranty dated April 25, 2002, among Telemate.Net Software, Inc., NACT Telecommunications, Inc. and WA Telcom Products Co., Inc. entered into in connection with the WATP Settlement Agreement. (Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed on May 1, 2002.)

         10.6 Subordination Agreement dated April 25, 2002, among the Company, NACT, Telemate.Net Software, Inc. and Silicon Valley Bank entered into in connection with the WATP Settlement Agreement. (Incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K filed on May 1, 2002.)

         10.7 Form of Deposit Account Control Agreement among the Company, Silicon Valley Bank and WA Telcom Products Co., Inc. entered into in connection with the WATP Settlement Agreement. (Incorporated by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K filed on May 1, 2002.)

         10.8 Stipulation for Settlement and Mutual Release dated as of July 19, 2002, by and among the Company, AremisSoft Corporation, SoftBrands, Inc. and others.

         10.9 Interest Purchase Agreement dated as of June 4, 2002, by and between the Company and NeTrue Communications, Inc.

         99.1 Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of the Company's Chief Financial Office pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.