Form 10-Q
period 2002-09-30
VERSO TECHNOLOGIES INC
filed 2002-11-14
CIK 797448

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                 | | TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

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

                                 (678) 589-3500
              (Registrant's telephone number, including area code)

                     --------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |.

Shares of the registrant's common stock, par value $.01 per share, outstanding as of November 13, 2002: 80,657,544.

                            VERSO TECHNOLOGIES, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                        Page No.
                                                                                        --------

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2002 and
           December 31, 2002..........................................................      2

         Condensed Consolidated Statements of Operations for the three months
           and the nine months ended September 30, 2002 and 2001......................      3

         Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2002 and 2001..........................................      4

         Notes to the Condensed Consolidated Financial Statements.....................      6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations........................................................     21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................     32

Item 4.  Controls and Procedures......................................................     32

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings............................................................     33

Item 2.  Changes in Securities and Use of Proceeds....................................     33

Item 6.  Exhibits and Reports on Form 8-K.............................................     33

Signature Page........................................................................     34

Certifications........................................................................     35

Exhibit Index.........................................................................     37

                       PART I-ITEM 1: FINANCIAL STATEMENTS

                            VERSO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)

                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            2002              2001
                                                                        -------------     ------------

ASSETS:
Current assets:
    Cash and cash equivalents                                             $   1,442         $   7,745
    Accounts receivable, net                                                 11,513             9,047
    Inventories, net                                                          4,487             3,995
    Other current assets                                                      1,332             1,104
    Assets of discontinued operations                                          --                 582
                                                                          ---------         ---------

       Total current assets                                                  18,774            22,473

Property and equipment, net                                                   5,184             6,737
Intangibles, net                                                             14,274            15,949
                                                                          ---------         ---------

         Total assets                                                     $  38,232         $  45,159
                                                                          =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Note payable for the purchase of NACT                                 $   2,250         $   5,340
    Accounts payable                                                          2,136             1,624
    Accrued compensation                                                      1,442             3,130
    Accrued expenses                                                          5,504             6,127
    Unearned revenue and customer deposits                                    5,912             5,904
    Current portion of liabilities of discontinued operations                 1,563             2,528
                                                                          ---------         ---------

       Total current liabilities                                             18,807            24,653

Liabilities of discontinued operations, net of current portion                1,640             1,772
Convertible subordinated debentures, net of discount                          3,635             3,428
                                                                          ---------         ---------

       Total liabilities                                                     24,082            29,853
                                                                          ---------         ---------

Shareholders' equity:
    Common stock, $.01 par value, 200,000,000 shares authorized;
       78,959,313 and 77,619,654 shares issued and outstanding                  790               776
    Additional paid-in capital                                              272,011           271,462
    Notes receivable from shareholders                                       (1,623)           (1,620)
    Accumulated deficit                                                    (254,939)         (252,131)
    Deferred compensation                                                    (2,072)           (3,166)
    Accumulated other comprehensive loss - foreign currency translation         (17)              (15)
                                                                          ---------         ---------

       Total shareholders' equity                                            14,150            15,306
                                                                          ---------         ---------

         Total liabilities and shareholders' equity                       $  38,232         $  45,159
                                                                          =========         =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        For the three months ended      For the nine months ended
                                                                               September 30,                   September 30,
                                                                           2002            2001            2002            2001
                                                                       ------------    ------------    ------------    ------------
Revenue:
  Products                                                             $      5,156    $      4,633    $     17,846    $      7,460
  Services                                                                    5,256           3,689          16,231          10,519
                                                                       ------------    ------------    ------------    ------------
    Total revenue                                                            10,412           8,322          34,077          17,979

Cost of revenue:
  Products                                                                    1,936           1,766           6,541           3,838
  Services                                                                    2,624           2,193           7,761           6,550
                                                                       ------------    ------------    ------------    ------------
    Total cost of revenue                                                     4,560           3,959          14,302          10,388

Gross profit:
  Products                                                                    3,220           2,867          11,305           3,622
  Services                                                                    2,632           1,496           8,470           3,969
                                                                       ------------    ------------    ------------    ------------
    Gross profit                                                              5,852           4,363          19,775           7,591

Operating expenses:

  General and administrative                                                  2,316           2,926           8,424           7,773
  Sales and marketing                                                         1,631             888           5,262           1,721
  Research and development                                                    1,455             904           4,593           1,396
  Depreciation                                                                  607             649           2,086           1,438
  Amortization of intangibles                                                   159             470             448           1,219
  Amortization of deferred compensation                                         272             483             920           1,450
  Reorganization costs                                                          131            --               131            --
                                                                       ------------    ------------    ------------    ------------

    Total operating expenses                                                  6,571           6,320          21,864          14,997

                                                                       ------------    ------------    ------------    ------------
   Operating loss from continuing operations                                   (719)         (1,957)         (2,089)         (7,406)

Other income                                                                     22            --               453            --

Interest expense, net, including $187, $91, $452 and $444 of amortization of loan fees and discount on convertible
  subordinated debentures in the three months and the nine
  months ended September 30, 2002 and 2001                                     (322)           (486)           (841)           (892)
                                                                       ------------    ------------    ------------    ------------

Loss from continuing operations before income taxes
   and extraordinary item                                                    (1,019)         (2,443)         (2,477)         (8,298)

Income taxes                                                                   --              --              --              --
                                                                       ------------    ------------    ------------    ------------

Loss from continuing operations before extraordinary item                    (1,019)         (2,443)         (2,477)         (8,298)
                                                                       ------------    ------------    ------------    ------------

Discontinued operations:

    Loss from discontinued operations, net of income taxes                     --            (9,962)           (331)       (126,176)

    Loss on disposal of discontinued operations, net of income taxes           --              (500)           --              (500)
                                                                       ------------    ------------    ------------    ------------

Total discontinued operations, net of income taxes                             --           (10,462)           (331)       (126,676)
                                                                       ------------    ------------    ------------    ------------

Loss before extraordinary item                                               (1,019)        (12,905)         (2,808)       (134,974)

Extraordinary item - loss from debt conversion                                 --              --              --             1,640
                                                                       ------------    ------------    ------------    ------------

   Net loss                                                            $     (1,019)   $    (12,905)   $     (2,808)   $   (136,614)
                                                                       ============    ============    ============    ============

Net loss per common share - basic and diluted:

  Loss before discontinued operations and extraordinary item           $      (0.01)   $      (0.05)   $      (0.03)   $      (0.16)
  Loss from discontinued operations                                            --             (0.19)          (0.01)          (2.47)
  Loss on disposal of discontinued operations                                  --             (0.01)           --             (0.01)
                                                                       ------------    ------------    ------------    ------------
  Loss before extraordinary item                                              (0.01)          (0.25)          (0.04)          (2.64)
  Extraordinary item - loss from debt conversion                               --              --              --             (0.03)
                                                                       ------------    ------------    ------------    ------------

Net loss per common share- basic and diluted                           $      (0.01)   $      (0.25)   $      (0.04)   $      (2.67)
                                                                       ============    ============    ============    ============

Weighted average shares outstanding - basic and diluted                  78,970,101      51,633,654      78,373,925      51,100,782
                                                                       ============    ============    ============    ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               For the nine months ended
                                                                                                      September 30,
                                                                                                 2002            2001
                                                                                               ---------      ---------
OPERATING ACTIVITIES:

    Continuing operations:
       Net loss from continuing operations                                                     $  (2,477)     $  (9,938)
       Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
           Extraordinary item - loss on debt conversion                                             --            1,640
           Amortization of intangibles                                                               448          1,219
           Depreciation                                                                            2,086          1,438
           Amortization of deferred compensation                                                     920          1,450
           Provision for doubtful accounts                                                         1,150            554
           Inventory valuation reserve                                                               134            377
           Amortization of loan fees and discount on convertible subordinated debentures             452            444
           Other                                                                                      86            (16)
           Changes in current operating items:
             Accounts receivable                                                                  (3,397)        (1,569)
             Inventories                                                                            (626)           457
             Other current assets                                                                   (262)          (313)
             Accounts payable                                                                        512         (1,576)
             Accrued compensation                                                                 (1,684)          (607)
             Accrued expenses                                                                       (154)        (1,454)
             Unearned revenue and customer deposits                                                    8           (591)
                                                                                               ---------      ---------

           Net cash used in continuing operating activities                                       (2,804)        (8,485)
                                                                                               ---------      ---------

    Discontinued operations:
       Loss from discontinued operations                                                            (331)      (126,676)
       Adjustment to reconcile loss from discontinued operations
         to net cash (used in) provided by discontinued operating activities                        (566)       121,135
                                                                                               ---------      ---------

           Net cash used in discontinued operating activities                                       (897)        (5,541)
                                                                                               ---------      ---------

           Net cash used in operating activities                                                  (3,701)       (14,026)
                                                                                               ---------      ---------

INVESTING ACTIVITIES:

    Continuing operations:
         Purchased software development                                                             (267)          --
         Purchase of NACT Telecommunications, Inc.                                                  --          (14,274)
         Purchases of property and equipment, net                                                   (648)        (1,172)
                                                                                               ---------      ---------

           Net cash used in investing activities for continuing operations                          (915)       (15,446)

    Discontinued operations -
       Net proceeds from sale of discontinued operations                                            --            8,025
                                                                                               ---------      ---------

         Net cash used in investing activities                                                      (915)        (7,421)
                                                                                               ---------      ---------

           Net cash used in operating and investing activities, carried forward                   (4,616)       (21,447)
                                                                                               ---------      ---------

                            VERSO TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                  (Unaudited)

                                                                                       For the nine months ended
                                                                                             September 30,
                                                                                          2002           2001
                                                                                        --------       --------
NET CASH USED IN OPERATING AND INVESTING ACTIVITIES, CARRIED FORWARD                      (4,616)       (21,447)
                                                                                        --------       --------

FINANCING ACTIVITIES:

    Payments of note payable for the purchase of NACT                                     (2,000)          --
    Payments on convertible subordinated debentures                                         --           (4,500)
    Payments of notes receivable from shareholders                                            24           --
    Proceeds from issuance of convertible subordinated debentures, net                      --           15,000
    Proceeds from issuances of common stock, net                                             289            157
                                                                                        --------       --------

         Net cash (used in) provided by financing activities                              (1,687)        10,657
                                                                                        --------       --------

         Decrease in cash and cash equivalents                                            (6,303)       (10,790)

CASH AND CASH EQUIVALENTS:
Beginning of period                                                                        7,745         11,155

    Cash acquired in purchase of NACT Telecommunications, Inc.                              --            2,538
                                                                                        --------       --------

End of period                                                                           $  1,442       $  2,903
                                                                                        ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    CASH PAYMENTS DURING THE PERIOD FOR:

       Interest                                                                         $    244       $    133
                                                                                        ========       ========

       Income taxes                                                                     $     45       $    101
                                                                                        ========       ========

    NON-CASH INVESTING AND FINANCING ACTIVITIES

       Issuance of 1,395,089 stock options for the acquisition of
         NACT Telecommunications, Inc.                                                  $   --         $    625
                                                                                        ========       ========

       Common stock and compensatory
         options issued in reorganization                                               $   --         $    150
                                                                                        ========       ========

       Issuance of warrants in exchange for services                                    $    211       $     92
                                                                                        ========       ========

       Issuance of common stock in exchange for services                                $   --         $     19
                                                                                        ========       ========

       Conversion of subordinated debentures to common stock - issuance
         of 1,918,729 shares of common stock and 945,378 common stock warrants          $   --         $  3,360
                                                                                        ========       ========

       Issuance of common stock in arbitration settlement                               $    403       $   --
                                                                                        ========       ========

       Assets acquired and liabilities assumed in conjunction with business acquisitions:

         Fair value of assets acquired, excluding cash                                  $   --         $ 28,193
         Consideration paid                                                                 --           14,274
                                                                                        --------       --------
           Liabilities assumed                                                          $   --         $ 13,919
                                                                                        ========       ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            VERSO TECHNOLOGIES, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002

                                   (Unaudited)

1.    BASIS OF PRESENTATION

      Verso Technologies, Inc. and subsidiaries (the "Company"), is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company's continuing operations consist of two separate business segments, Gateway Solutions, which includes the Company's subsidiary NACT Telecommunications, Inc. ("NACT"), and Applications and Services, which includes the Company's customer response center operations and the Company's subsidiary Telemate.Net Software, Inc. ("Telemate.Net"). The Gateway Solutions segment includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Applications and Services segment offers primarily domestic network management, support and maintenance, customer response center services and application services. The Company acquired NACT in July 2001 and Telemate.Net in November 2001. The Company's discontinued operations include its value-added reseller ("VAR") business and associated consulting practice ("legacy VAR business") and its hospitality services group, which developed and marketed proprietary software and related integration and maintenance services ("HSG").

      The consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including Telemate.Net, NACT and MessageClick, Inc. ("MessageClick"), which was acquired by the Company in November 2000. The Company acquired Telemate.Net, NACT and MessageClick each in transactions accounted for as purchases (see Note 2).

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

      The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.    MERGERS AND ACQUISITIONS

      Telemate.Net Software, Inc.

      On November 16, 2001, to increase capital and add patented communications billing and reporting for next-generation converged Internet protocol and public switched telephone networks to the Company's product offering, the Company acquired all of the outstanding capital stock of Telemate.Net by means of a subsidiary merger. The merger consideration was approximately $4.1 million, consisting of 24,758,070 shares of the Company's common stock with a fair value of $16.6 million, based on a $0.67 average of the Company's common stock price for the ten days prior to the date of acquisition, assumed options to acquire 5,420,206 shares of the Company's common stock with exercise prices ranging from $.20 to $5.42 per share (estimated fair value of $1.8 million, using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility - 128%; expected life - one year; risk-free interest rate - 3.3%; and expected dividend yield - 0%), deferred compensation of $131,000 and acquisition costs of approximately $2.0 million, reduced by retirement of the Company's Series B redeemable preferred stock ("Series B Preferred Stock") of $15.0 million and $438,000 of accrued interest thereon and notes receivable from shareholders assumed of $947,000.

                            VERSO TECHNOLOGIES, INC.

                               September 30, 2002

                                   (Unaudited)

2.    MERGERS AND ACQUISITIONS, Continued

      Telemate.Net Software, Inc., Continued

      The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled approximately $1.3 million and was allocated to goodwill. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets'' ("SFAS 142"), the Company is not amortizing this goodwill. Based on the Company's analysis, there has been no impairment of goodwill as of September 30, 2002.

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

      NACT Telecommunications, Inc.

      On July 27, 2001, the Company acquired all of the outstanding capital stock of NACT to enter the next-generation networking and technology market. The purchase consideration was approximately $20.6 million, consisting of a cash payment of $14.2 million made at closing and funded primarily by the Company's sale of $15.0 million of the Company's Series B Preferred Stock to Telemate.Net, an additional amount payable on March 31, 2002 of up to $5.3 million plus interest at prime, a grant to NACT employees of in-the-money non-qualified options with a value of $625,000 and acquisition costs of approximately $500,000.

      On March 29, 2002, the Company entered into a Settlement Agreement and General Release (the "WATP Settlement Agreement") with WA Telcom Products Co., Inc. ("WATP") which provided for a restructuring of the $5.3 million deferred payment due by the Company to WATP pursuant to that certain Stock Purchase Agreement, dated as of June 4, 2001, as amended (the "Purchase Agreement"), between the Company and WATP, whereby the Company purchased from WATP all of the issued and outstanding capital stock of NACT, and NACT became a wholly-owned subsidiary of the Company. Pursuant to the WATP Settlement Agreement, the Company's obligation to pay to WATP the deferred payment (the "Deferred Amount") on the date the Company filed its Annual Report on Form 10-K for the year ended December 31, 2001, was restructured pursuant to the terms and conditions of a Convertible Secured Promissory Note dated April 25, 2002, made by the Company in favor of WATP, in the aggregate principal amount of $4.25 million, together with interest accrued thereon (the "Note"). Pursuant to the WATP Settlement Agreement, the Company paid to WATP $1.5 million on April 1, 2002, which payment was applied to the $1.5 million payment due on April 25, 2002, by the Company to WATP pursuant to the Note. Pursuant to the Note, the Company also paid $500,000 on July 1, 2002. The remainder of the amount due under the Note is payable by the Company to WATP as follows: (i) $500,000 on each of October 1, 2002; and January 1, 2003; and (ii) $1.25 million plus all interest accrued under the Note since April 1, 2002, on April 1, 2003. The WATP Settlement Agreement has been approved by the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division, which has jurisdiction over WATP's pending bankruptcy proceeding.

      Furthermore, pursuant to the WATP Settlement Agreement, the Company and WATP released each other from claims against each other arising out of or related to the Purchase Agreement. Management's estimate of the claims against WATP totaled approximately $1.3 million, which equaled the reduction of the deferred payment and previously accrued interest expense on the deferred payment.

                            VERSO TECHNOLOGIES, INC.

                               September 30, 2002

                                   (Unaudited)

2.    MERGERS AND ACQUISITIONS, Continued

      NACT Telecommunications, Inc., Continued

      At WATP's option, WATP may, at any time within the thirty-day period before a payment under the Note is due, convert some or all of the amount due on such payment date into shares of the Company's common stock at a conversion price of $1.36 per share. The Company's obligation to pay amounts due under the Note is (i) secured by all the assets of the Company, NACT and Telemate.Net and a pledge by the Company of all the issued and outstanding common stock of NACT and Telemate.Net, and (ii) guaranteed by NACT and Telemate.Net. The Note and security interests are subordinate to the rights of Silicon Valley bank (the "Bank") arising under that certain $5.0 million revolving credit agreement entered into between the Company and the Bank in December 2001 (the "Credit Agreement") and other documents executed in connection therewith.

      In November 2002, the Company negotiated the early retirement of the remaining balance plus accrued interest due on the Note (see Note 15).

      According to the terms of the definitive stock purchase agreement with Telemate.Net, on July 27, 2001, Telemate.Net purchased $15.0 million of Series B Preferred Stock to fund the Company's acquisition of NACT.

      The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired (including identified intangible assets of $1.7 million, which are being amortized over a three year life) totaled approximately $10.2 million, as adjusted, and was allocated to goodwill. In accordance with SFAS 142, the Company is not amortizing this goodwill. Based on the Company's analysis, there has been no impairment of goodwill as of September 30, 2002.

      The Company prepared an initial allocation of the purchase price based on the estimated fair values of certain intangible assets, receivables and estimated liabilities, including the deferred payment. Management has subsequently reviewed the liabilities assumed at the time of the purchase of NACT and the liabilities assumed in the WATP Settlement Agreement and adjusted its estimate of these liabilities. Management finalized its determination of fair values and reduced its liabilities and goodwill by $1.3 million in the previously allocated purchase consideration.

      The allocation of the purchase price for Telemate.Net and NACT, as adjusted, are as follows:

                                                  Telemate.Net       NACT
                                                  ------------   ------------
         Cash                                       $  4,810       $  2,538
         Other current assets                          1,361         10,547
         Property and equipment                          563          2,505
         Intangibles                                   1,320         11,871
         Current liabilities                          (4,079)        (1,544)
         Deferred payment on purchase of NACT           --           (5,340)
         Convertible subordinated debentures            --             --
         Deferred compensation                           131           --
                                                    --------       --------
         Purchase consideration                     $  4,106       $ 20,577
                                                    ========       ========

                            VERSO TECHNOLOGIES, INC.

                               September 30, 2002

                                   (Unaudited)

2.    MERGERS AND ACQUISITIONS, Continued

      Prior to the acquisition of NACT, the Company became an NACT reseller in the first quarter of 2001. The Company resold NACT soft switching systems with product revenues for the nine months prior to acquisition totaling $2.8 million and cost of product sales of $2.2 million.

      Pro Forma Effect of Telemate.Net and NACT Transactions

      The following unaudited pro forma information presents the results of continuing operations of the Company for the nine months ended September 30, 2001, as if the acquisitions of Telemate.Net and NACT had taken place on January 1, 2001, (in thousands, except per share amounts):

                                                            SEPTEMBER 30,
                                                                2001
                                                            -------------
          Revenues                                           $   33,344
          Loss from continuing operations                    $  (14,945)
          Loss from continuing operations
            per common share - basic and diluted             $     (.20)
          Loss before extraordinary item
            per common share - basic and diluted             $    (1.87)
          Net loss per common share - basic and diluted      $    (1.89)
          Weighted average shares outstanding
                             - basic and diluted                 75,858

3.    DISCONTINUED OPERATIONS

      Following the acquisition of NACT in July 2001, the Company determined that its legacy VAR business was not strategic to the Company's ongoing objectives and discontinued capital and human resource investment in its legacy VAR business. Accordingly, the Company elected to report its legacy VAR business as discontinued operations by early adoption of SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144"), effective for the fourth quarter of 2001. The legacy VAR business is included with HSG (which was reported as discontinued operations in 2001) for a combined presentation of discontinued operations. The consolidated financial statements have been reclassified to segregate the net assets and operating results of these combined discontinued operations for all periods presented.

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

                            VERSO TECHNOLOGIES, INC.

                               September 30, 2002

                                   (Unaudited)

3.    DISCONTINUED OPERATIONS, Continued

      Summary operating results of the discontinued operations for the three months and nine months ended September 30, 2002 and 2001 (in thousands) were as follows:

                                               Three months ended September 30,   Nine months ended September 30,
                                               --------------------------------   -------------------------------
                                                      2002            2001            2002              2001
                                                    --------       ---------        ---------        ---------
          Revenue                                   $     --       $   1,711        $     223        $  11,791
                                                    ========       =========        =========        =========
          Gross (loss) profit                       $     --       $    (409)       $    (331)       $     424
                                                    ========       =========        =========        =========
          Operating loss                            $     --       $  (9,962)       $    (331)       $(126,176)
                                                    ========       =========        =========        =========
          Loss from discontinued operations         $     --       $ (10,462)       $    (331)       $(126,676)
                                                    ========       =========        =========        =========

      The loss from discontinued operations in the three months ended September 30, 2001 includes amortization of intangibles of $1.3 million, reorganization costs of $6.5 million and amortization of deferred compensation of $18,000. The loss from discontinued operations in the nine months ended September 30, 2001 includes depreciation of $546,000, amortization of intangibles of $22.7 million, write-down of goodwill of $85.0 million, reorganization costs of $10.3 million and amortization of deferred compensation of $267,000.

      Assets and liabilities of discontinued operations (in thousands) are as follows:

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2002           2001
                                                    -------------   ------------
         Accounts receivable, net                       $   --         $  501

         Other current assets                               --             81
                                                        ------         ------
           Assets of discontinued operations            $   --         $  582
                                                        ======         ======

         Accrued restructuring costs                    $2,187         $2,730
         Accrued compensation                               --            210
         Other current liabilities                       1,016          1,360
                                                        ------         ------
           Liabilities of discontinued operations       $3,203         $4,300
                                                        ======         ======

      The restructuring accrual relates to several leases for buildings and equipment that are no longer being utilized in continuing operations. The accrual is for all remaining payments due on these leases, less amounts to be paid by any sublessors. The accrual for one lease with total payments remaining of $3.1 million assumes that the building will be sub-leased for approximately 50% of the total lease liability over the term of the lease.

      Activity in the restructuring accruals was as follows:

            Balance December 31, 2001                   $ 2,730
            Lease payments                                 (718)
            Additional restructuring accrual                175
                                                        -------
            Balance September 30, 2002                  $ 2,187
                                                        =======

                            VERSO TECHNOLOGIES, INC.

                               September 30, 2002

                                   (Unaudited)

4.    INVENTORIES

      Inventories consist primarily of purchased electronic components for the Company's Gateway Solutions segment, and are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

      Inventories as of September 30, 2002 and December 31, 2001, are comprised of the following (in thousands):

                                         SEPTEMBER 30,      DECEMBER 31,
                                             2002               2001
                                         -------------      ------------
          Raw materials                    $ 1,476            $ 1,677
          Work in process                    2,147              1,376
          Finished goods                     1,346              1,361
                                           -------            -------
              Total inventories              4,969              4,414
          Inventory reserve                   (482)              (419)
                                           -------            -------
              Inventories, net             $ 4,487            $ 3,995
                                           =======            =======

5.    INTANGIBLES

      Intangible assets represent the excess of cost over the fair value of net tangible assets acquired and identified other intangible assets, primarily purchased software development costs. The purchased software development costs are amortized on a straight-line basis over estimated useful lives of three years once the projects are placed in service. Intangibles are evaluated for potential impairment of value whenever events or changes in circumstances indicate that full asset recoverability is questionable. Such evaluations consider current as well as anticipated operating results measured on the basis of undiscounted cash flows of the operation relative to the asset. Goodwill associated with the acquisitions of NACT and Telemate.Net (see Note 2) is not being amortized in accordance with SFAS 142.

      Intangible assets consist of the following (in thousands):

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2002            2001
                                                    -------------   ------------
         Intangibles subject to amortization:

              Purchased software development           $  2,015       $  1,748
              Accumulated amortization                     (684)          (236)
                                                       --------       --------
                                                          1,331          1,512
         Intangibles not subject to amortization:

              Goodwill                                 $ 12,943       $ 14,437
                                                       --------       --------
         Total intangibles                             $ 14,274       $ 15,949
                                                       ========       ========

                            VERSO TECHNOLOGIES, INC.

                               September 30, 2002

                                   (Unaudited)

5.    INTANGIBLES, Continued

      Estimated annual amortization expense is as follows (in thousands):

                                        ANNUAL
                                     AMORTIZATION
                                     ------------
                           2002        $    607
                           2003             680
                           2004             463
                           2005              29
                                       ---------

                                       $  1,779
                                       =========

      The Company adopted SFAS 142 in the first quarter of 2002. Under the provisions of SFAS 142, goodwill is no longer subject to amortization. In the three and nine months ended September 30, 2001, goodwill amortization expense was $208,000 and $623,000, respectively. The impact of goodwill amortization on basic and diluted loss per share is as follows (in thousands, except per share amounts):

                                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                               2002                   2001                 2002                   2001
                                         ----------------      -----------------     ----------------      -----------------
Reported net loss                           $    (1,019)          $   (12,905)          $    (2,808)          $  (136,614)
   Add:  Goodwill amortization                       --                   208                    --                   623
                                            -----------           -----------           -----------           -----------
Adjusted net loss                           $    (1,019)          $   (12,697)          $    (2,808)          $  (135,991)
                                            ===========           ===========           ===========           ===========
Basic and diluted earnings per share:
   Reported net loss                        $     (0.01)          $     (0.25)          $     (0.04)          $     (2.67)
   Goodwill amortization                             --                    --                    --                  0.01
                                            -----------           -----------           -----------           -----------
Adjusted net loss                           $     (0.01)          $     (0.25)          $     (0.04)          $     (2.66)
                                            ===========           ===========           ===========           ===========

                            VERSO TECHNOLOGIES, INC.

                               September 30, 2002

                                   (Unaudited)

6.    LOAN FACILITY WITH SILICON VALLEY BANK

      In December 2001, the Company entered into the Credit Agreement with the Bank. The Credit Agreement is secured by substantially all of the assets of the Company. The interest rate (6.75% at September 30, 2002) is computed at 2% above the Bank's Base Rate. The Credit Agreement provides for up to $500,000 in letters of credit. Available borrowing under the Credit Agreement is determined by a formula based on eligible receivables, inventory, certain cash balances, outstanding letters of credit and certain subjective limitations. Interest payments are due monthly, and the Credit Agreement expires December 2002. The Company is working with the Bank on the renewal. The Credit Agreement includes a loan fee of $50,000 and a fee of .25% on unused available borrowings. The Company paid certain loan fees and attorney's fees totaling approximately $109,000 in connection with the Credit Agreement. Pursuant to the loan commitment letter with the Bank, the Company agreed to issue to the Bank a warrant to purchase shares of the Company's common stock if the Company did not raise additional equity of $10.0 million by April 15, 2002. The Company did not raise such additional equity and, as a result, on May 15, 2002, the Company issued to the Bank a warrant to purchase 308,641 shares of the Company's common stock at an exercise price of $.81 per share. The fair value of the warrants issued, totaled approximately $211,000, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility - 128%; expected life - five years; risk-free interest rate - 3.3%; and expected dividend yield - 0%. The loan fees, attorney's fees and fair value of the warrants are being amortized to interest expense over the term of the Credit Agreement.

      The Company had no borrowings under the Credit Agreement as of September 30, 2002. The availability under the Credit Agreement at September 30, 2002 was $4.1 million. Under the terms of the Credit Agreement, the Company is required to maintain a minimum tangible net worth, computed quarterly, and cannot declare dividends or incur any additional indebtedness without the consent of the Bank, and must maintain other financial covenants, as defined. The Company was in compliance with these covenants as of September 30, 2002.

7.    CONVERTIBLE SUBORDINATED DEBENTURES

      In connection with the acquisition of MessageClick, certain investors of MessageClick purchased $4.5 million of the Company's 7.5% convertible subordinated debentures and warrants to purchase an aggregate of 1,026,820 shares of the Company's common stock at an exercise price of $7.30 per share. The debentures are convertible into the Company's common stock at a conversion price of $4.41. The convertible subordinated debentures are due November 22, 2005. The debentures have been discounted to reflect the fair value of the warrants issued, totaling approximately $1.4 million, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility - 88%; expected life - five years; risk-free interest rate - 5.5%; and expected dividend yield - 0%. The unamortized discount totaled approximately $865,000 at September 30, 2002. In addition, the Company paid certain private placement fees and attorney's fees in connection with the sale of the debentures totaling $50,000. The fees are being amortized to interest expense over the term of the debentures.

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

                               September 30, 2002

                                   (Unaudited)

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

      The cost of conversion is reflected as an extraordinary item in the consolidated statement of operations for the nine months ended September 30, 2001 and consisted of the following (in thousands):

              Fair value of warrants issued                  $  977
              Write off of related discount                     365
              Write off of related loan fees                    165
              Beneficial conversion                             107
              Legal and other costs                              26
                                                             ------
                                                             $1,640
                                                             ======

8.    OTHER COMPREHENSIVE LOSS

      Comprehensive loss for the three and nine months ended September 30, 2002 and 2001 is shown in the following table (in thousands):

                                            Three months ended September 30,    Nine months ended September 30,
                                            --------------------------------    -------------------------------
                                                 2002               2001            2002               2001
                                            -------------      -------------    -------------      ------------
      Net loss                                $  (1,019)        $ (12,905)        $  (2,808)        $(136,614)
      Other comprehensive loss:
           Foreign currency translation               1                --                (2)               --
                                              ---------         ---------         ---------         ---------
      Comprehensive loss                      $  (1,018)        $ (12,905)        $  (2,810)        $(136,614)
                                              =========         =========         =========         =========

                            VERSO TECHNOLOGIES, INC.

                               September 30, 2002

                                   (Unaudited)

9.    SEGMENT INFORMATION

      The Company reports information for two segments, Gateway Solutions and Applications and Services (which the Company formerly referred to as its Technology Services Group).

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

      Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                                             GATEWAY       APPLICATIONS
                                                           SOLUTIONS(a)   AND SERVICES(a)       TOTAL
                                                          --------------------------------------------
             FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                             2002
             Revenue                                         $ 5,665          $ 4,747         $10,412
             Contribution before unallocated items               180            1,841           2,021
             Goodwill and other intangibles                   11,501            2,773          14,274
             Total assets                                     27,877            4,138          32,015
             Capital expenditures                                160               --             160

                             2001
             Revenue                                         $ 5,117          $ 3,205         $ 8,322
             Contribution before unallocated items               963              765           1,728
             Goodwill and other intangibles                   16,355            1,661          18,016
             Total assets                                     28,298            2,549          30,847
             Capital expenditures                                151               --             151

      (a) Beginning in August 2001,Gateway Solutions includes costs associated with certain corporate and administrative functions to support this business unit, which functions are located in Utah. Applications and Services includes no allocation of corporate overhead costs or capital expenditures. See also (b) description.

                            VERSO TECHNOLOGIES, INC.

                               September 30, 2002

                                   (Unaudited)

9.    SEGMENT INFORMATION, Continued

      The following table reconciles the total contribution before unallocated items to the loss from continuing operations before extraordinary item (in thousands):

                                                                   Three Months Ended
                                                                     September 30,
                                                                 ---------------------
                                                                   2002          2001
                                                                 -------       -------
            Contribution before unallocated items, per above     $ 2,021       $ 1,728
            Corporate and administrative expenses (b)             (1,571)       (2,083)
            Depreciation                                            (607)         (649)
            Amortization of intangibles                             (159)         (470)
            Amortization of deferred compensation                   (272)         (483)
            Reorganization costs                                    (131)           --
            Other income                                              22            --
            Interest expense, net                                   (322)         (486)
                                                                 -------       -------
            Loss from continuing operations before
                   taxes and extraordinary item                  $(1,019)      $(2,443)
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

                                                            GATEWAY       APPLICATIONS
                                                          SOLUTIONS(a)   AND SERVICES(a)     TOTAL
                                                         -------------------------------------------
            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                            2002
            Revenue                                          $20,270         $13,807        $34,077
            Contribution before unallocated items              2,449           5,008          7,457
            Goodwill and other intangibles                    11,501           2,773         14,274
            Total assets                                      27,877           4,138         32,015
            Capital expenditures                                 563              --            563

                            2001
            Revenue                                          $ 7,942         $10,037        $17,979
            Contribution before unallocated items              1,716           1,313          3,029
            Goodwill and other intangibles                    16,355           1,661         18,016
            Total assets                                      28,298           2,549         30,847
            Capital expenditures                                 151              --            151

      (a) Beginning in August 2001, Gateway Solutions includes costs associated with certain corporate and administrative functions to support this business unit, which functions are located in Utah. Prior to the acquisition of NACT on July 27, 2001, the Company became an NACT reseller in the first quarter of 2001. The Company resold NACT gateway solutions totaling $2.8 million with cost of product sales of $2.1 million during the nine months ended September 30, 2001. Applications and Services includes no allocation of corporate overhead costs, assets or capital expenditures. See also
            (b) description.

                 VERSO TECHNOLOGIES, INC. NOTES TO THE CONDENSED

                               September 30, 2002

                                   (Unaudited)

9.    SEGMENT INFORMATION, Continued

      The following table reconciles the total contribution before unallocated items to the loss from continuing operations before extraordinary item (in thousands):

                                                                      Nine Months Ended
                                                                        September 30,
                                                                    ---------------------
                                                                      2002          2001
                                                                    -------       -------
            Contribution before unallocated items, per above        $ 7,457       $ 3,029
            Corporate and administrative expenses (b)                (5,961)       (6,328)
            Depreciation                                             (2,086)       (1,438)
            Amortization of intangibles                                (448)       (1,219)
            Amortization of deferred compensation                      (920)       (1,450)
            Reorganization costs                                       (131)
            Other income                                                453          --
            Interest expense, net                                      (841)         (892)
                                                                    -------       -------
            Loss from continuing operations before
                   taxes and extraordinary item                     $(2,477)      $(8,298)
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

10.   REORGANIZATION COSTS

      In the third quarter of 2002, the Company initiated a reorganization as a part of its effort to improve operational efficiencies and financial performance and eliminated 19 positions held by employees. As a result of these actions, the Company recorded reorganization costs of $131,000 during the three months ended September 30, 2002. The reorganization costs consist of severance costs and the balance of the accrued severance costs as of September 30, 2002 is $108,000. Annualized savings beginning in the fourth quarter of 2002 are expected to be approximately $1.1 million.

                            VERSO TECHNOLOGIES, INC.

                               September 30, 2002

                                   (Unaudited)

11.   STOCK OPTIONS AND WARRANTS

      The Company has a stock option plan for employees, consultants, and other individual contributors to the Company. In addition, in connection with various financing and acquisition transactions, and for services provided to the Company, the Company has issued warrants to purchase the Company's common stock. A summary of stock options and warrants outstanding at September 30, 2002, is as follows:

      Options and warrants issued to employees

                             OPTIONS AND WARRANTS OUTSTANDING            OPTIONS AND WARRANTS EXERCISABLE
                          ---------------------------------------     ------------------------------------------

    RANGE OF EXERCISE       OUTSTANDING AT       WEIGHTED AVERAGE          EXERCISABLE          WEIGHTED AVERAGE
         PRICES           SEPTEMBER 30, 2002      EXERCISE PRICE      AT SEPTEMBER 30, 2002      EXERCISE PRICE
    -----------------     ------------------     ----------------     ---------------------     ----------------
       $0.01-$0.33             2,010,199              $0.21                 1,795,709                $0.21
       $0.37-$0.52             1,164,819              $0.40                   677,436                $0.42
       $0.53-$0.66             1,137,500              $0.58                   817,490                $0.60
       $0.68-$1.00               353,840              $0.98                   239,441                $0.99
       $1.00-$1.50             2,341,145              $1.25                   566,661                $1.20
       $1.51-$2.55             5,419,015              $2.16                 4,260,638                $2.16
       $2.56-$5.25             2,809,766              $3.91                 1,671,842                $4.01
       $5.31-$18.00              524,059              $8.04                   388,729                $7.97
                              ----------              -----                ----------                -----
       Total                  15,760,343              $2.01                10,417,946                $2.02
                              ==========              =====                ==========                =====

      Options and warrants issued to employees generally terminate ten years from the date of grant. Termination dates on the options and warrants listed above range from December 6, 2002 to August 2, 2012.

      Warrants issued primarily in connection with financing

                               NUMBER OF          WEIGHTED AVERAGE
        EXERCISE PRICE    OUTSTANDING WARRANTS     EXERCISE PRICE            EXPIRATION DATE
        --------------    --------------------    -----------------    ---------------------------
         $0.01-$0.50             37,532                 $0.01          September 2005-October 2006
         $0.80-$1.00            558,641                 $0.90          November 2004-May 2007
         $1.50-$2.00          1,046,732                 $1.94          August 2005-January 2006
         $2.01-$2.25            140,723                 $2.25          February 2003-February 2010
         $3.00-$4.00            484,229                 $3.09          February 1, 2003
         $4.01-$5.00            619,691                 $4.67          February 2003-July 2010
         $5.01-$5.62          8,086,791                 $5.61          February 2003-October 2006
         $5.65-$7.30          5,924,006                 $5.96          February 2003-November 2010
                             ----------                 -----
         Total               16,898,345                 $5.20
                             ==========                 =====

      Most warrants are vested when issued.

      Options and warrants outstanding as of September 30, 2002 totaled 32,658,688.

      The exercise price and number of outstanding warrants for certain warrants previously issued have been adjusted according to their antidilution provisions.

                            VERSO TECHNOLOGIES, INC.

                               September 30, 2002

                                   (Unaudited)

12.   OTHER EVENTS

      Settlement with RSL Communications, Ltd. and Affiliates

      On or about July 6, 2000, RSL Communications, Ltd. (together with certain of its affiliates (collectively, "RSL")) filed with the American Arbitration Association a demand for arbitration against NACT, which became a wholly-owned subsidiary of the Company on July 27, 2001. In the arbitration, RSL claimed that, pursuant to a Sales Agreement between RSL and NACT, NACT breached its obligation to indemnify and defend RSL against patent infringement claims made against RSL by Aerotel, Ltd. in an action pending in the United States District Court for the Southern District of New York. RSL sought to recover from NACT amounts paid by RSL to defend itself in such patent infringement action, which RSL claimed was approximately $2.0 million, together with other unspecified damages resulting from NACT's alleged breach. On March 13, 2002, the Company entered into a Settlement Agreement and General Release (the "RSL Settlement Agreement") with RSL, which provided that the Company issue to RSL 523,430 shares of the Company's common stock (the "Settlement Shares") and deposit $200,000 in escrow. Pursuant to the terms of the RSL Settlement Agreement, the Company filed with the Securities and Exchange Commission (the "SEC") a Registration Statement on Form S-3 covering the resale of the Settlement Shares (the "Registration Statement"). On June 17, 2002, the Company issued 523,430 shares of the Company's common stock with a market value on the effective date of the Registration Statement of approximately $403,000 and the $200,000 plus accrued interest held in escrow was released to RSL at that time.

13.   LITIGATION

      Except as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 or the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2002, the Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business, and the Company does not expect these claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company.

14.   RECENT ACCOUNTING PRONOUNCEMENTS

      In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145") which eliminates the requirement to report gains and losses related to extinguishments of debt as extraordinary items. The statement also included other amendments and technical corrections, which will not have a material impact on the Company. The provisions of the statement related to the treatment of debt extinguishments are required to be applied in fiscal years beginning after May 15, 2002

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company will adopt SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

                            VERSO TECHNOLOGIES, INC.

                               September 30, 2002

                                   (Unaudited)

15.   SUBSEQUENT EVENTS

      Shanghai BeTrue Infotech Co., Ltd.

      On October 1, 2002, the Company completed its acquisition of the 51% interest in Shanghai BeTrue Infotech Co., Ltd. ("BeTrue"). The remaining 49% interest in BeTrue is owned by Shanghai Tangsheng Investments & Development Co. Ltd ("Shanghai Tangsheng"). The joint venture will provide the Company with an immediate distribution channel into the China and Asia-Pacific region for the Company's application-based VoIP gateway solutions, billing systems, value-added applications and web filtering solutions.

      The Company purchased the 51% interest in BeTrue for $100,000 from NeTrue Communications, Inc., Shanghai Tangsheng's former joint venture partner. At closing, the Company paid $50,000 to NeTrue Communications and will pay an additional $25,000 to the joint venture on December 30, 2002 and $25,000 on March 30, 2003. Upon closing the transaction, the Company contributed to the joint venture certain next-generation communication equipment and software valued at approximately $236,000 and $50,000 cash. The Company will contribute an additional $25,000 to the joint venture on December 30, 2002 and $25,000 on March 30, 2003.

      Private Placement

      On October 17, 2002, the Company signed subscription agreements to issue 9,646,302 units of the Company's securities ("Units"), with each Unit consisting of one share of common stock and a warrant to purchase one share of common stock, at a purchase price of $0.311 per Unit, resulting in expected gross proceeds to the Company of $3.0 million (the "Private Placement"). The Units will be issued upon the closing of the Private Placement, which is scheduled to occur within thirty days of October 17, 2002. Each warrant entitles the holder to purchase one share of restricted common stock at an exercise price of $0.311 per share. The warrants are immediately exercisable for a five-year period and are callable at any time following the date of issuance if the closing price of the Company's common stock equals or exceeds $1.20 for ten consecutive trading days.

      Discounted Payment of Certain Current Obligations

      In November 2002, the Company negotiated the early retirement of the remaining $1.75 million plus accrued interest due on the Note made by the Company in connection with the purchase of NACT. The Company will satisfy this and other current obligations using the 3.0 million proceeds expected to be raised from the above Private Placement. The Company estimates that it will save approximately $700,000 through this early retirement of these obligations, which will be reflected in the financial statements in the fourth quarter of 2002.

      Reorganization

      On November 6, 2002, the Company eliminated approximately 21 full-time positions and effective, November 1, 2002, executive salaries were reduced by 10%. In connection with this reorganization, the Company will record a restructuring charge of $188,000 related to severance costs. Annualized savings are expected to be approximately $1.7 million.

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

The consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including Telemate.Net, NACT and MessageClick, which the Company acquired in November 2000. The Company acquired Telemate.Net, NACT and MessageClick each in transactions accounted for as purchases.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

For the three months ended September 30, 2002, the Company's net loss totaled $1.0 million, or $.01 per share, compared with net loss of $12.9 million, or $.25 per share, for the same period in 2001. The 2001 results included a loss from discontinued operations of $10.5 million or $.19 per share.

Continuing Operations

For the three months ended September 30, 2002, the Company's net loss from continuing operations totaled $1.0 million, or $.01 per share, compared with a net loss of $2.4 million, or $.05 per share, for the same period in 2001.

Total revenue was $10.4 million in the three months ended September 30, 2002, reflecting a 25% increase from the same period in 2001. Products revenue was $5.2 million in the three months ended September 30, 2002, and was primarily related to the sale of NACT products. Services revenue was $5.2 million in the three months ended September 30, 2002, reflecting a 42% increase from the same period in 2001. Gross profit increased by $1.5 million in the three months ended September 30, 2002, and was 56% of revenue in 2002, compared with 52% of revenue in the same period of 2001. The increase in revenue, gross profit percentage and gross profit dollars resulted primarily from the acquisitions of NACT and Telemate.Net on July 27, 2001 and November 16, 2001, respectively, which sell higher margin proprietary products.

Total operating expenses incurred in continuing operations for the three months ended September 30, 2002, were $6.6 million, an increase of $251,000 compared to the same period of 2001. The increase is primarily attributable to the following items: reorganization costs of $131,000, increases in sales and marketing expenses of $743,000 and research and development of $551,000 offset by decreases in general and administrative expenses of $610,000, depreciation expense of $42,000, intangible amortization of $311,000 and amortization of deferred compensation of $211,000.

The decrease in general and administrative expenses resulted primarily from the restructuring of most bonuses from a cash incentive based plan to an option incentive based plan and on-going cost reduction initiatives resulting in reduced personnel, telecom and other general and administrative expenses. The restructuring of the bonus plan resulted in a reversal of previous compensation of $420,000. In addition, the Company has experienced improved collections and reduced its bad debt expense related to its customer response center operations by $200,000.

The increase in sales and marketing expenses resulted from the addition of personnel and related costs related to the acquisitions of NACT and Telemate.Net in July 2001 and November 2001, respectively.

The increase in research and development is primarily related to the acquisition of NACT in July 2001.

The decrease in depreciation expense is primarily related to fully depreciated assets net of increases related to the purchase of furniture and equipment of approximately $648,000 and $247,000 during the first nine months of 2002 and for the last three months of 2001, respectively, as well as depreciation related to assets acquired in the NACT and Telemate.Net acquisitions. Capital expenditures are primarily depreciated on a straight-line basis over their estimated useful lives of three years.

The $311,000 decrease in intangible amortization is primarily related to the adoption of SFAS 142, which eliminated amortization of goodwill beginning January 1, 2002.

The $211,000 decrease in amortization of deferred compensation primarily related to the termination of certain options and full vesting of other options outstanding since the Company's acquisitions of Telemate.Net in November 2001 and Cereus Technology Partners, Inc. ("Cereus") in September 2000. The deferred compensation represents the intrinsic value of the Telemate.Net and Cereus unvested options outstanding at the date of the acquisitions of Telemate.Net and Cereus and is amortized over the remaining vesting period of the options.

In the third quarter of 2002, the Company announced a reorganization as a part of its effort to improve operational efficiencies and financial performance and eliminated approximately 19 positions held by employees. As a result of these actions, the Company recorded reorganization costs of $131,000 during the three months ended September 30, 2002. Annualized savings beginning in the third quarter of 2002 are expected to be approximately $1.1 million.

As a percent of revenue, operating expenses from continuing operations, excluding the amortization of intangibles and deferred compensation and reorganization costs, were 58% during the three months ended September 30, 2002 down from 64% for the same period in 2001.

Other income was $22,000 during the three months ended September 30, 2002 compared with zero for the same period in 2001.

Interest expense was $322,000 during the three months ended September 30, 2002, a decrease of $164,000 compared to the same period of 2001. The decrease was attributable to interest on the Series B Preferred Stock issued for the purchase of NACT offset by the amortization of the fair value of warrants issued to the Bank.

Business Unit Performance

                                                                         APPLICATIONS
Dollars in thousands                             GATEWAY SOLUTIONS       AND SERVICES           CONSOLIDATED
                                                -------------------   -------------------   --------------------

FOR THE THREE MONTHS ENDED
             SEPTEMBER 30,                        2002       2001       2002       2001       2002        2001
------------------------------------------      --------   --------   --------   --------   --------    --------
Revenue                                         $  5,665   $  5,117   $  4,747   $  3,205   $ 10,412    $  8,322
                                                ========   ========   ========   ========   ========    ========

Gross profit                                       3,312      2,963      2,540      1,400      5,852       4,363
Gross margin                                          58%        58%        54%        44%        56%         52%
General and administrative                           870        736         47        386        917       1,122
Sales and marketing                                  908        529        551         80      1,459         609
Research and development                           1,354        735        101        169      1,455         904
                                                --------   --------   --------   --------   --------    --------

  Contribution before unallocated items(a)      $    180   $    963   $  1,841   $    765      2,021       1,728
                                                ========   ========   ========   ========

Unallocated items:
  Corporate, sales, general and
    administrative expenses(b)                                                                 1,571       2,083
  Depreciation                                                                                   607         649
  Amortization of intangibles                                                                    159         470
  Amortization of deferred compensation                                                          272         483
  Reorganization costs                                                                           131          --
                                                                                            --------    --------
      Operating loss                                                                            (719)     (1,957)

Other income                                                                                      22          --
Interest expense, net                                                                           (322)       (486)
                                                                                            --------    --------
  Loss from continuing operations
    before extraordinary item                                                               $ (1,019)   $ (2,443)
                                                                                            ========    ========

(a) Beginning in August 2001, Gateway Solutions includes costs associated with certain corporate and administrative functions to support this business unit, which functions are located in Utah. Applications and Services includes no allocation of corporate overhead costs. See also (b) description

(b) All rent, utilities and other corporate office expenses, corporate marketing expenses, corporate development costs and corporate human resources, accounting and information technology functions that support corporate, as well as, the Applications and Services segment are reflected in unallocated corporate, sales, general and administrative expenses. Office expenses, human resources, accounting and information technology costs specifically related to the Gateway Solutions segment are reflected in its contribution before unallocated items.

GATEWAY SOLUTIONS

Total Gateway Solutions revenue was $5.7 million in the three months ended September 30, 2002, an 11% increase from the same period in 2001. The increase in revenue reflects the operations of NACT for a full quarter in 2002 versus two months in 2001.

Gross profit increased by $349,000 in the three months ended September 30, 2002, and was 58% percent of revenue, the same percentage as the same period in 2001. The increase in gross profit dollars reflects the operations of NACT for a full quarter in 2002 versus two months in 2001.

Allocated operating expenses incurred in Gateway Solutions for the three months ended September 30, 2002, were $3.1 million, an increase of $1.1 million compared to the same period in 2001. The increases in general and administrative expenses, sales and marketing expenses and research and development expenses reflect the operations of NACT for a full quarter in 2002 versus two months in 2001, as well as, increased levels of spending on both sales and marketing and research and development. As a percent of revenue, operating expenses for Gateway Solutions were 55% during the three months ended September 30, 2002 up from 39% during the same period in 2001.

APPLICATIONS AND SERVICES

Total applications and services revenue was $4.8 million in the three months ended September 30, 2002, a 48% increase from the same period in 2001. The increase in revenue is primarily related to the Company's acquisition of Telemate.Net in November 2001.

Gross profit increased by $1.1 million in the three months ended September 30, 2002, and was 54% percent of revenue, compared with 44% of revenue in the same period in 2001. The improvement in gross profit dollars and margin was attributable to the Company's addition of its Telemate.Net operations.

Allocated operating expenses incurred in Applications and Services for the three months ended September 30, 2002, were $699,000, an increase of $64,000 compared to the same period in 2001. The decrease in general and administrative expenses relates to a decrease in bad debt expense related to the Company's customer response center operations, reduced bonus expense and eliminated administrative positions in the customer response center. The increase in sales and marketing expenses relates to Telemate.Net, which was acquired in November 2001. The decrease in research and development expenses relates to the elimination of the research and development activity related to MessageClick's ASP operations in 2001 offset by the addition of the research and development activities of Telemate.Net, which was acquired in November 2001. As a percent of revenue, allocated operating expenses for Applications and Services were 15% during the three months ended September 30, 2002 down from 20% during the same period in 2001.

Discontinued Operations

Following the acquisition of NACT in July of 2001, the Company determined that its legacy VAR business was not strategic to the Company's ongoing objectives and discontinued capital and human resource investment in its legacy VAR business. Accordingly, the Company elected to report its legacy VAR business as discontinued operations by early adoption of SFAS 144. The legacy VAR business was added to HSG (which was reported as discontinued operations in 2000) for a combined presentation of discontinued operations, and the condensed consolidated financial statements have been reclassified to segregate the net assets and operating results of these business segments.

There were no results of discontinued operations for the three months ended September 30, 2002. Summary operating results of the discontinued operations for the three months ended September 30, 2001 (in thousands) were as follows:

              Revenue                                   $  1,711
                                                        ========
              Gross loss                                $   (409)
                                                        ========
              Operating loss                            $ (9,962)
                                                        ========
              Loss from discontinued operations         $(10,462)
                                                        ========

The loss from discontinued operations in the three months ended September 30, 2001 includes amortization of intangibles of $1.3 million, reorganization costs of $6.5 million and amortization of deferred compensation of $18,000.

NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

For the nine months ended September 30, 2002, the Company's net loss totaled $2.8 million, or $.04 per share, compared with net loss of $136.6 million, or $2.67 per share, for the same period in 2001. The 2002 results include a loss from discontinued operations of $331,000. The 2001 results included a loss from discontinued operations of $126.7 million and an extraordinary item - loss from debt conversion totaling $1.6 million.

Continuing Operations

For the nine months ended September 30, 2002, the Company's net loss from continuing operations totaled $2.5 million, or $.03 per share, compared with a net loss of $8.3 million, or $.16 per share, for the same period in 2001.

Total revenue was $34.1 million in the nine months ended September 30, 2002, reflecting a 90% increase from the same period in 2001. Products revenue was $17.9 million in the nine months ended September 30, 2002, and was primarily related to the sale of NACT products. Services revenue was $16.2 million in the nine months ended September 30, 2002, reflecting a 54% increase from the same period in 2001. Gross profit increased by $12.2 million in the nine months ended September 30, 2002, and was 58% of revenue in 2002, compared with 42% of revenue in the same period of 2001. The increase in revenue, gross profit percentage and gross profit dollars resulted primarily from the acquisition of NACT in July 2001 and Telemate.Net in November 2001, both of which sell higher margin proprietary products. NACT accounted for $8.6 million and Telemate.Net accounted for $3.2 million of the increase.

Total operating expenses incurred in continuing operations for the nine months ended September 30, 2002, were $21.9 million, an increase of $6.9 million compared to the same period of 2001. The increase is primarily attributable to the following items: $651,000 increase in general and administrative expenses, $3.5 million increase in sales and marketing expenses, $3.2 million increase in research and development, $648,000 increase in depreciation expense and reorganization costs of $131,000 offset by decreases in intangible amortization of $771,000 and amortization of deferred compensation of $530,000.

The increase in general and administrative expenses resulted from the addition of personnel and related costs related to the acquisition of NACT offset by the reduction of corporate and customer response center operations general and administrative expenses. The decrease in corporate and customer response center operations general and administrative expenses resulted primarily from on-going cost reduction initiatives resulting in reduced personnel, telecom and other general and administrative expenses.

The increase in sales and marketing expenses resulted from the addition of personnel and related costs related to the acquisitions of NACT and Telemate.Net in July 2001 and November 2001, respectively.

The increase in research and development is primarily related to the acquisitions of NACT and Telemate.Net in July 2001 and November 2001, respectively.

The increase in depreciation expense is primarily related to the purchase of furniture and equipment of approximately $648,000 and $257,000 during the first nine months of 2002 and for the last three months of 2001, respectively, as well as the increased depreciation related to the assets acquired in the NACT and Telemate.Net acquisitions. Capital expenditures are primarily depreciated on a straight-line basis over their estimated useful lives of three years.

The $771,000 decrease in intangible amortization is primarily related to the adoption of SFAS 142, which eliminated amortization of goodwill beginning January 1, 2002.

The $530,000 decrease in amortization of deferred compensation primarily related to the termination of certain options and full vesting of other options outstanding since the Company's acquisition of Telemate.Net in November 2001 and Cereus in September 2000. The deferred compensation represents the intrinsic value of the Telemate.Net and Cereus unvested options outstanding at the date of the acquisitions of Telemate.Net and Cereus and is amortized over the remaining vesting period of the options.

In the third quarter of 2002, the Company announced a reorganization as a part of its effort to improve operational efficiencies and financial performance and eliminated approximately 19 positions held by employees. As a result of these actions, the Company recorded reorganization costs of $131,000 during the three months ended September 30, 2002. Annualized savings beginning in the third quarter of 2002 are expected to be approximately $1.1 million.

As a percent of revenue, operating expenses from continuing operations, excluding the amortization of intangibles, reorganization costs and deferred compensation, were 60% during the nine months ended September 30, 2002, down from 69% for the same period in 2001.

Other income was $453,000 during the nine months ended September 30, 2002 compared with zero for the same period in 2001. Included in other income during the nine months ended September 30, 2002 was $254,000 of non-recurring transactions related to insurance proceeds and sale of non-operating assets.

Interest expense was $841,000 during the nine months ended September 30, 2002, a decrease of $51,000 compared to the same period of 2001. The decrease was attributable to the reduction of interest on the Company's 5% convertible subordinated debentures, which were paid or converted to common stock in 2001 and interest on the Series B Preferred Stock issued for the purchase of NACT offset by the interest on the Note made by the Company in connection with the purchase of NACT and the amortization of the fair value of warrants issued to the Bank.

Business Unit Performance

                                                                         APPLICATIONS
Dollars in thousands                             GATEWAY SOLUTIONS       AND SERVICES           CONSOLIDATED
                                                -------------------   -------------------   --------------------

FOR THE NINE MONTHS ENDED
             SEPTEMBER 30,                        2002       2001       2002       2001       2002        2001
------------------------------------------      --------   --------   --------   --------   --------    --------
Revenue                                         $ 20,270   $  7,942   $ 13,807   $ 10,037   $ 34,077    $ 17,979
                                                ========   ========   ========   ========   ========    ========
Gross profit                                      12,333      3,716      7,442      3,875     19,775       7,591
Gross margin                                          61%        47%        54%        39%        58%         42%
General and administrative                         2,891        736        391      1,256      3,282       1,992
Sales and marketing                                2,724        529      1,719        645      4,443       1,174
Research and development                           4,269        735        324        661      4,593       1,396
                                                --------   --------   --------   --------   --------    --------

  Contribution before unallocated items(a)      $  2,449   $  1,716   $  5,008   $  1,313   $  7,457    $  3,029
                                                ========   ========   ========   ========
Unallocated items:
  Corporate, sales, general and
    administrative expenses(b)                                                                 5,961       6,328
  Depreciation expense                                                                         2,086       1,438
  Amortization expense                                                                           448       1,219
  Amortization of deferred compensation                                                          920       1,450
  Reorganization costs                                                                           131          --
                                                                                            --------    --------
      Operating loss                                                                          (2,089)     (7,406)

Other income                                                                                     453          --
Interest expense, net                                                                           (841)       (892)
                                                                                            --------    --------
  Loss from continuing operations
    before extraordinary item                                                               $ (2,477)   $ (8,298)
                                                                                            ========    ========

(a) Beginning in August 2001, Gateway Solutions includes costs associated with certain corporate and administrative functions to support this business unit, which functions are located in Utah. Prior to the acquisition of NACT on July 27, 2001, the Company became an NACT reseller in the first quarter of 2001. The Company resold NACT gateway solutions totaling $2.8 million with cost of product sales of $2.1 million during the nine months ended September 30, 2001. Applications and Services includes no allocation of corporate overhead costs. See also (b) description.

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

GATEWAY SOLUTIONS

Total Gateway Solutions revenue was $20.3 million in the nine months ended September 30, 2002, a 155% increase from the same period in 2001. The increase in revenue reflects nine months of activity in 2002 verus only two months of activity in 2001 since the acquisition of NACT on July 27, 2001 plus the resale activity in the first and second quarters of 2001. Prior to the acquisition of NACT in July 2001, the Company became an NACT reseller in the first quarter of 2001. The Company resold NACT gateway solutions totaling $2.8 million with cost of product sales of $2.1 million during the nine months ended September 30, 2001. Prior to the acquisition of NACT, there were no identifiable operating expenses related to the Gateway Solutions segment.

Gross profit increased by $8.6 million in the nine months ended September 30, 2002, and was 61% percent of revenue, an increase from 47% during the same period in 2001. The increase in gross profit dollars and margin reflects nine months of activity in 2002 versus only two months of activity in 2001 plus the lower margin resale activity in the first and second quarters of 2001.

Allocated operating expenses incurred in Gateway Solutions for the nine months ended September 30, 2002, were $9.9 million, an increase of $7.9 million compared to the same period in 2001. The increases in general and administrative expenses, sales and marketing expenses and research and development expenses reflect the operations of NACT for nine months of activity in 2002 versus only two months of activity in 2001. As a percent of revenue, operating expenses for Gateway Solutions were 49% during the nine months ended September 30, 2002 up from 25% during the same period in 2001.

APPLICATIONS AND SERVICES

Total applications and services revenue was $13.8 million in the nine months ended September 30, 2002, a 38% increase from the same period in 2001. The increase in revenue is primarily related to the Company's acquisition of Telemate.Net in November 2001.

Gross profit increased by $3.6 million in the nine months ended September 30, 2002, and was 54% percent of revenue, compared with 39% of revenue in the same period in 2001. The improvement in gross profit dollars and margin was primarily attributable to the addition of the Telemate.Net operations.

Allocated operating expenses incurred in Applications and Services for the nine months ended September 30, 2002, were $2.4 million, a decrease of $128,000 compared to the same period in 2001. The decrease in general and administrative expenses and research and development expenses relates to the operations of MessageClick's ASP operations, which were substantially eliminated in the second quarter of 2001. The increase in sales and marketing expenses relates to Telemate.Net, which was acquired in November 2001. As a percent of revenue, operating expenses for Applications and Services were 18% during the nine months ended September 30, 2002, down from 26% during the same period in 2001.

Discontinued Operations

Following the acquisition of NACT in July of 2001, the Company determined that its legacy VAR business was not strategic to the Company's ongoing objectives and discontinued capital and human resource investment in its legacy VAR business. Accordingly, the Company elected to report its legacy VAR business as discontinued operations by early adoption of SFAS 144. The legacy VAR business was added to HSG (which was reported as discontinued operations in 2000) for a combined presentation of discontinued operations, and the condensed consolidated financial statements have been reclassified to segregate the net assets and operating results of these business segments.

Summary operating results of the discontinued operations for the nine months ended September 30, 2002 and 2001 (in thousands) were as follows:

                                                      Nine months ended September 30,
                                                     --------------------------------
                                                        2002                  2001
                                                     ----------            ----------

     Revenue                                         $      223            $   10,080
                                                     ==========            ==========
     Gross (loss) profit                             $     (331)           $      833
                                                     ==========            ==========
     Operating loss                                  $     (331)           $ (126,176)
                                                     ==========            ==========
     Loss from discontinued operations               $     (331)           $ (126,176)
                                                     ==========            ==========
     Loss on disposal of discontinued operations     $       --            $     (500)
                                                     ==========            ==========

The loss from discontinued operations in the nine months ended September 30, 2001 includes depreciation of $546,000, amortization of intangibles of $22.7 million, write-down of goodwill of $85.0 million, reorganization costs of $10.3 million and amortization of deferred compensation of $267,000.

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

CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Factors that could affect the Company's future operating results and cause actual results to vary from expectations include, but are not limited to, lower than anticipated growth from existing customers, an inability to attract new customers, and inability to successfully integrate acquisitions, technology changes, or a decline in the financial stability of the Company's customers. Negative developments in these or other risk factors could have a material adverse affect on the Company's financial position and results of operations.

A summary of the Company's critical and significant accounting policies follows:

Allowance for Doubtful Accounts

The Company is required to estimate the collectibility of its trade receivables. Considerable judgment is required in assessing the ultimate realization of these receivables including the creditworthiness of each customer. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current telecom and software environment.

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

Restructuring Accruals

During the second and third quarters of 2001, the Company initiated certain restructuring plans. In conjunction with these restructuring plans, the Company established a restructuring reserve account for the estimated costs related to the plans. These costs primarily related to facilities closings, severance costs and MessageClick ASP service exiting costs. For the facilities closings cost, a reserve was established for all remaining lease payments due on buildings and equipment that were no longer being utilized in continuing operations, less assumptions for sub-leases. The accrual for one lease with total payments remaining of $3.1 million, assumes that the building will be sub-leased for 50% of the total lease liability over the term of the lease. As of September 30, 2002, the Company had a remaining reserve balance of approximately $2.2 million, which is included in liabilities of discontinued operations. The Company currently believes that this remaining estimated balance is appropriate to cover future obligations associated with the restructurings. Activity in the 2001 restructuring accruals was as follows:

          Balance December 31, 2001                       $ 2,730

          Lease payments                                     (718)
          Additional restructuring accrual                    175

                                                          -------
          Balance September 30, 2002                      $ 2,187
                                                          =======

During the third quarter of 2002, the Company initiated a restructuring plan. In conjunction with this plan, the Company established a reserve account of $131,000 for the estimated costs related to the plan. These costs primarily relate to severance costs. The balance of the reserve related to the 2002 restructuring was $108,000 at September 30, 2002.

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

Intangible Assets

The Company has significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. The Company assesses the recoverability of its intangible assets by determining whether the value of goodwill and other acquired intangible assets over their remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. Effective January 1, 2002, the Company adopted SFAS 142, which stipulates an impairment test is to be performed at each reporting date that requires a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, then an impairment loss shall be recognized in an amount equal to that excess. Based on the Company's analysis, there has been no impairment of goodwill as of September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Liquidity is the measurement of the Company's ability to have adequate cash or access to cash at all times in order to meet financial obligations when due, as well as to fund corporate expansion and other activities. Historically, the Company has met its liquidity requirements through a combination of cash provided by debt from third party lenders, issuances of debt and equity securities and sale of discontinued businesses.

At September 30, 2002, the Company had a negative working capital position (excess of current liabilities over current assets) of $33,000 compared to a negative working capital position of $2.2 million at December 31, 2001. The Company's cash and cash equivalents totaled $1.4 million at September 30, 2002, and $7.7 million at December 31, 2001. Total long-term debt, net of discount, was $3.6 million at September 30, 2002 and $3.4 million at December 31, 2001. At September 30, 2002, the Company had no borrowings under its $5.0 million Credit Agreement with the Bank. The Credit Agreement is secured by substantially all of the assets of the Company. The availability under the Credit Agreement at September 30, 2002 was $4.1 million.

Cash Flow

Cash used in the Company's continuing operations in the nine months ended September 30, 2002 totaled approximately $2.8 million compared with cash used in continuing operations of $8.5 million in the same period in 2001. The Company's use of cash in continuing operations during the nine months ended September 30, 2002 resulted primarily from cash used for changes in current operating items of approximately $5.6 million and was offset by cash from continuing operations of $2.8 million (net loss from continuing operations of $2.5 million reduced by non-cash charges totaling $5.3 million, including depreciation and amortization of $3.9 million, a provision for doubtful accounts of $1.2 million and an inventory valuation reserve of $134,000).

Cash used in the Company's discontinued operations in the nine months ended September 30, 2002 totaled $897,000 compared with cash used in discontinued operations of $5.5 million in the same period in 2001.

The Company used cash in investing activities for continuing operations in the nine months ended September 30, 2002 of approximately $915,000, compared to $15.4 million in the same period of 2001. Of these amounts, the Company spent $648,000 and $1.2 million on capital expenditures in the nine months ended September 30, 2002 and 2001, respectively. The Company also invested $267,000 on purchased software development costs in the nine months ended September 30, 2002. The Company used $14.3 million to purchase NACT in 2001.

During the nine months ended September 30, 2001, the Company received net proceeds from sale of discontinued operations totaling $8.0 million for the sale of its restaurant solutions business.

Cash used in financing activities from continuing operations totaled approximately $1.7 million in the nine months ended September 30, 2002, compared to $10.7 million provided by financing activities in the same period of 2001. Payments of the Note made by the Company in connection with the purchase of NACT totaled $2.0 million, payments of notes receivable from shareholders totaled $24,000 and proceeds from the issuance of the Company's common stock totaled $289,000 in the nine months ended September 30, 2002. Payments to repurchase convertible subordinated debentures totaled $4.5 million, proceeds from issuance of Series B Preferred Stock to Telemate.Net for the purchase of NACT totaled $15.0 million and proceeds from the issuance of common stock totaled $157,000 in the nine months ended September 30, 2001.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes the Company's future contractual obligations at September 30, 2002 (in thousands):

                                                                    Less than                                After
            Contractual Obligations                      Total       1 year      1-3 years    4-5 years     5 years
    ---------------------------------------------        -----      ---------    ---------    ---------     -------
    Deferred payment due for the purchase of NACT       $ 2,250      $ 2,250      $    --      $    --      $    --
    Convertible subordinated debentures                   4,500           --           --        4,500           --
    Operating leases:
       Continuing operations                             14,751        2,054        4,004        4,007        4,686
       Discontinued operations                            2,144          558          792          366          428
                                                        -------      -------      -------      -------      -------

    Total contractual cash obligations                  $23,645      $ 4,862      $ 4,796      $ 8,873      $ 5,114
                                                        =======      =======      =======      =======      =======

SOURCES OF CASH

For 2002, the Company expects that its primary sources of cash will be from the Private Placement with expected aggregate proceeds of $3.0 million, cash on hand, working capital provided by operating activities, borrowings under the Credit Agreement and other possible sources, including issuances of equity or debt securities. The Company believes that, with its current operations, which were cash flow positive for the last four quarters, it will have sufficient liquidity from these sources to meet its current financial obligations through 2002. The Credit Agreement, however, contains certain financial covenants and limitations on the Company's ability to access funds under the Credit Agreement. If the Company is in violation of the Credit Agreement, or does not have sufficient eligible accounts receivable and inventory to support the level of borrowings it may need, the Company may be unable to draw on the Credit Agreement to the extent necessary. To the extent the Company does not have borrowing availability under the Credit Agreement, the Company may be required to obtain additional sources of capital, sell assets, obtain an amendment to the Credit Agreement or otherwise restructure its outstanding indebtedness. The Credit Agreement expires December 2002 and the Company is working with the Bank on the renewal.

If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the Credit Agreement or otherwise restructure its outstanding indebtedness, the Company may not be able to meet its obligations.

The Company's short-term cash needs are to cover working capital needs, including cash operating losses, if any, capital expenditures, the payments on the early retirement of the secured note payable plus accrued interest related to the acquisition of NACT and other current payables, payments related to discontinued operations, and $150,000 related to the Company's acquisition of 51% of BeTrue. At September 30, 2002, included in accrued compensation and liabilities of discontinued operations is $47,000 for Telemate.Net related severance costs and $2.2 million in payments related to discontinued operations. The Company expects to pay out approximately $289,000 related to Telemate.Net severance costs and discontinued operations for the remainder of 2002. In addition, on November 6, 2002, the Company entered into a Settlement Agreement with WATP pursuant to which the Company will pay approximately $3.0 million to satisfy the remaining balance of the secured note payable plus accrued interest related to the acquisition of NACT and other current payables. The closing of the transactions contemplated by such agreement is subject to the approval of the Bankruptcy Court, which has jurisdiction over WATP's pending bankruptcy proceedings. The payment of the secured note payable plus accrued interest related to the acquisition of NACT and other current payables will be made using the $3.0 million proceeds expected to be raised in the Private Placement in November 2002.

The Company's long-term cash needs are related to the costs of growing its current business as well as prospective businesses to be acquired, including capital expenditures and working capital. The Company expects to meet these cash needs through cash from operations, if any, cash on hand, borrowings under the Credit Agreement or other debt facilities, if available, as well as through possible issuances of equity or debt securities. If the Company is unable to secure a working capital line of credit with sufficient borrowing availability (or restructure its existing line of credit), obtain additional capital or sell assets, then the Company may not be able to meet its obligations and growth plans.

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

Interest Rate Risks

The Company's debt at September 30, 2002, carries interest rates, which are fixed.

ITEM 4: CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

(b)   Changes in Internal Controls.

Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Except as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 or the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2002, the Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business, and the Company does not expect these claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company.

Item 2. Changes in Securities

      Pursuant to the Private Placement, on October 17, 2002, the Company accepted subscription agreements from certain purchasers pursuant to which the Company became obligated to sell, and such purchasers became obligated to buy, Units for an aggregate purchase price of $3,000,000.00, with each Unit consisting of one share of the Company's common stock, par value $0.01 per share, and one warrant to purchase one share of the Company's common stock for a purchase price per Unit of $0.311. The warrants are immediately exercisable for a five-year period at a fixed exercise price of $0.311 per share and do not provide for any anti-dilution adjustment mechanisms.

      Upon the closing of the Private Placement, which is scheduled to occur within 30 days of October 17, 2002, the Company will issue 9,646,302 shares of common stock and warrants to purchase 9,646,302 shares of common stock.

      The common stock and warrants issuable pursuant to the Private Placement will be issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption in Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act ("Regulation D"). The Company based such reliance upon factual representations made to the Company by each purchaser of a Unit as to such purchaser's investment intent, sophistication, and status as an "accredited investor," as that term is defined in Rule 501 of Regulation D, among other things.

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

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            99.1 Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of the Company's Chief Financial Office pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K.

            During the quarter ended September 30, 2002, the Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VERSO TECHNOLOGIES, INC.


Date: November 13, 2002             /s/ Juliet M. Reising
                                        -----------------
                                        Executive Vice President and Chief
                                        Financial Officer (duly authorized
                                        signatory and Principal Financial
                                        and Accounting Officer)

                                 CERTIFICATIONS

I, Steven A. Odom, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Verso Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                                  /s/ Steven A. Odom
                                                  ------------------
                                                  Steven A. Odom
                                                  Chairman of the Board and
                                                  Chief Executive Officer

I, Juliet M. Reising, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Verso Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


                                             /s/ Juliet M. Reising
                                             ---------------------
                                             Juliet M. Reising
                                             Executive Vice President and
                                             Chief Financial Officer

                                  EXHIBIT INDEX


99.1 Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Company's Chief Financial Office pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.