Form 10-K
period 2002-12-31
VERSO TECHNOLOGIES INC
filed 2003-04-15
CIK 797448

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-22190

Verso Technologies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1484525
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

400 Galleria Parkway

Suite 300
Atlanta, GA 30339
(Address of Principal Executive Offices)

678-589-3750

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: common stock, $0.01 par value per share

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed at $0.50 per share, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2002), was $38,457,557.

      As of March 31, 2003, 89,681,515 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I
Note Regarding Forward-Looking Statements
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 4.5 Executive Officers of the Registrant
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
CERTIFICATION
CERTIFICATION
EX-4.45 FORM OF WARRANT
EX-4.46 FORM OF REGISTRATION RIGHTS AGREEMENT
EX-10.10 AMENDMENT TO 1999 STOCK INCENTIVE PLAN
EX-10.65 SETTLEMENT AGREEMENT
EX-10.66 ASSIGNMENT AND COLLECTION AGREEMENT
EX-10.67 CROSS-CORPORATE CONTINUING GUARANTY
EX-10.68 LEASE FOR 1221 WEST MINERAL AVENUE
EX-10.69 MOVABLE HYPOTHEC
EX-10.70 MOVABLE HYPOTHEC
EX-10.71 SETTLEMENT AGREEMENT AND FULL RELEASE
EX-10.72 ARBITRATION AWARD AGREEMENT
EX-10.73 ARBITRATION AWARD AGREEMENT
EX-10.74 CONSULTING AGREEMENT
EX-10.75 CONSULTING AGREEMENT
EX-10.76 AMENDMENT TO LOAN DOCUMENTS
EX-10.77 AMENDMENT TO LOAN DOCUMENTS
EX-21.1 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 CONSENT OF KPMG LLP
EX-99.1 SECTION 906 CERTIFICATION OF THE CEO
EX-99.2 SECTION 906 CERTIFICATION OF THE CFO

PART I

Note Regarding Forward-Looking Statements

      Certain statements contained in this Annual Report on Form 10-K (this “Annual Report”), including, without limitation, in the sections herein titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or incorporated herein by reference, that are not statements of historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “will” and similar expressions are examples of words that identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding our future financial position, business strategy and expected cost savings. These forward-looking statements are based on our current beliefs, as well as assumptions we have made based upon information currently available to us.

      Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include: our ability to fund future growth; our ability to become profitable; the volatility of the price of our common stock, par value $0.01 per share (the “Common Stock”); the low price of our Common Stock; the low trading volume for our Common Stock; general economic conditions of the telecommunications market; market demand for and market acceptance of our products; legal claims against us; our ability to protect our intellectual property rights; defects in our products; our current level of indebtedness; new regulation and legislation; the effects of our accounting policies and general changes in generally accepted accounting practices; general economic and business conditions; other risks and uncertainties included in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors”; and other factors disclosed in our other filings made with the Securities and Exchange Commission (the “SEC”).

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

Item 1.     Business

General

      Verso Technologies, Inc., a Minnesota corporation (herein referred to as the “Company” or “we”), is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. Additionally, the Company provides a turn-key solution for telecommunications carriers that wish to migrate from a legacy circuit-based network to a next-generation, packet-based network.

      The Company’s headquarters is located at 400 Galleria Parkway, Suite 300, Atlanta, Georgia 30339, and the Company’s telephone number at that location is (678) 589-3500. The Company maintains a worldwide web address at www.verso.com.

      The Company’s ongoing, strategic business units consist of the Company’s Carrier Solutions Group, formerly known as the Gateway Solutions business, and the Company’s Enterprise Solutions Group, formerly known as the Applications and Services business, which units are both described below.

Carrier Solutions Group

      During fiscal year 2002, the Company’s Carrier Solutions Group consisted of the operations of the Company’s switching subsidiary, NACT Telecommunications, Inc. (“NACT”). NACT is a manufacturer of next-generation network gateways and public switched telephone network (“PSTN”), Class 4 Tandem switches and telecommunication provisioning and billing systems. NACT’s complete Voice over Internet Protocol (“VoIP”) migration solution includes state-of-the-art hardware and software, operational support system (“OSS”) integration, the industry’s most widely used applications, and expert training and technical support.

      Beginning the first quarter of 2003, the Company’s Carrier Solutions Group will also include the Company’s softswitch operations which the Company acquired on February 12, 2003, when it purchased substantially all of the business assets, and assumed certain liabilities related thereto, of Clarent Corporation (“Clarent”), a provider of VoIP solutions for next generation networks and convergent enterprise solutions (the “Clarent Asset Purchase”). Pursuant to the Clarent Asset Purchase, the Company acquired from Clarent its softswitch products, which provide software-driven VoIP solutions for wholesale transport and termination of voice traffic over global Internet protocol (“IP”) networks, and its enterprise products, which offer voice and data convergence solutions for businesses that wish to integrate traffic over a variety of corporate wide area network (“WAN”) infrastructures.

      For the fiscal year ended December 31, 2002, the Company’s revenue from the Carrier Solutions Group was $26.3 million, or 59%, of the Company’s consolidated revenue. Summarized financial information for the Company’s Carrier Solutions Group is set forth in Note 15 to the Company’s consolidated financial statements included elsewhere in this Annual Report.

     NACT Products and Services

      The Company’s turn-key solutions provide an integrated communications server, media gateway and applications server that are bundled with Class 4 applications targeted at service providers seeking a turn-key, pre-paid telecommunications solution. The Company’s “pay as you grow” platform provides a complete, digital Class 4 switch capable of scaling from 48 ports per switch for small emerging service providers up to 9600 ports per switch for more established providers.

      NACT’s IPAX family of Class 4 Tandem Digital Gateway Switches provides protocol support for T1, E1, Integrated Services Digital Network, Signaling System 7 (“SS7”), C7 and VoIP. The IPAX and Pico IPAX switches offer the same functionality but differ only in number of ports, chassis size and, therefore, price. The IPAX product functionality includes the most popular Class 4 applications such as long distance, toll-free and calling card applications, providing comprehensive and feature rich revenue-generating services over a low cost IP-based network infrastructure.

      The Company’s provisioning and billing platform supports multi-transport billing, allowing a company’s customer to receive one bill for all services, regardless of whether such customer’s calls were transported via the PSTN or over an IP-based network. Additionally, the Company provides a graphical user interface to support fast, efficient and intuitive provisioning of new services and users over the web. The platform supports comprehensive international functionality, including support for 95% of the world’s languages, simultaneous multiple currencies and numbering plans. Finally, the platform may be customized to support the customer’s unique billing and reporting needs.

     Clarent Softswitch Products and Services

      The Clarent PSTN Access Softswitch solution provides a software-driven VoIP solution for wholesale transport and termination of voice traffic over global IP networks. Additionally, the Clarent PSTN Access Softswitch solution can also support retail pre-paid and post-paid calling card applications and minutes exchange (IP clearing house) across hundreds of IP networks around the world. At the core, the Clarent PSTN Access Softswitch solution consists of the Clarent Command Center, the Clarent Class 4 Call Manager software, the Clarent Element Management Systems and Clarent media gateways. For advanced functionality, other elements may be added, including connectivity to SS7 networks and partner IP networks. Service providers who have deployed the Clarent PSTN Access Softswitch solution can leverage the common underlying platform to integrate with the Clarent Edge Access Softswitch for the delivery of managed services for the enterprise ranging from simple hosted network services for WAN trunking to converged voice and data services and dialing plan uniformity across dispersed enterprise sites. The Clarent Edge Access Softswitch also supports primary or secondary line voice services to residential customers over existing broadband connections and can enable remote office participation in corporate networks.

Enterprise Solutions Group

      During fiscal year 2002, the Company’s Enterprise Solutions Group consisted of the operations of the Company’s customer response center services as well as the operations of the Company’s Telemate.Net Software, Inc. (“Telemate.Net”) subsidiary, which the Company acquired in a merger transaction in November 2001. For the year ended December 31, 2002, revenue from the Company’s Enterprise Solutions Group was $18.5 million, or 41%, of the Company’s consolidated revenue. Summarized financial information for the Company’s Enterprise Solutions Group is set forth in Note 15 to the Company’s consolidated financial statements included elsewhere in this Annual Report. Beginning in the first quarter of 2003, the Company’s Enterprise Solutions Group will also include the operations from Clarent’s enterprise group.

     Customer Response Center Services

      The Company’s support team delivers technical customer response center services for a customer’s network engineers, operational support team and end-users. Based on the customer’s specific business goals, the Company’s flexible and cost-effective programs can be designed to support a variety of technical needs, from short-term system or software upgrades to long-term outsourcing and ongoing product support. The Company’s support team receives and responds to technical inquiries so that the Company’s customers have more time to focus on their day to day businesses and on the satisfaction of their own customers.

      The Company’s technical support services include 7 x 24 help desk outsourcing, Tier I, II and III product support, in-sourcing, on-site deployment services, hardware and software training, and project management resources.

     Call Accounting Solution and IP-based Usage Management

      The Company’s Telemate.Net subsidiary provides telephone usage reporting that allows businesses to improve productivity, optimize trunk resources, prevent telephone call abuse, and allocate and recover telecommunications costs. The Call Accounting Solution offered by Telemate.Net collects call detail information from Private Branch Exchanges (“PBX”) and formats that information into reports.

      The Company’s Telemate.Net subsidiary also offers products that provide complete Internet access management, combining uniform resource locator filtering with comprehensive reporting. These products enable entities such as corporations, school systems, and government agencies, to enforce compliance with their Internet usage policies, manage and plan Internet bandwidth usage, and promote productive and effective use of the Internet by users of their networks. The Internet access management line of products consists of the NetSpective Reporter and WebFilter.

     Clarent Enterprise Solutions

      Clarent NetPerformer integrates voice and data capabilities into a single unified platform for businesses seeking to lower communications costs by using compressed voice and data over efficient packetized networks. The Clarent NetPerformer product family models provide telephony interfaces in densities that accommodate enterprise sizes from large headquarter installations to small, remote offices. Clarent NetPerformer can converge voice and data over leased or switched lines, frame relay, Asynchronous Transfer Mode, Integrated Services Digital Network, satellite, and IP/Ethernet circuits. The NetPerformer product line creates a unified network that interconnects distributed offices with disparate technologies, as well as allows users access to applications such as global voicemail, unified messaging, instant teleconferencing and data-empowered platforms that only IP can provide.

Customers

      For fiscal year 2002, the Company’s primary base of customers consisted of emerging domestic and international long-distance providers, particularly those service providers seeking to implement a turn-key, pre-paid solution. These customers are buyers of NACT’s family of IPAX Class 4 Tandem switches and telecommunications provisioning and billing systems. To date, the Company has installed over 500 of NACT’s intelligent gateways for more than 400 customers.

      Currently, the Company services over 21,000 end-users through the Company’s customer response center services. The Company’s largest client of these services is Six Continents PLC, which has been a customer of the Company since 1992.

      Through the Company’s Telemate.Net subsidiary, the Company has recorded to date more than 14,000 installations of its call accounting and IP-based usage management solutions whereby approximately 4,000 customers are using Telemate.Net software to manage communications cost and network efficiency. Typical end-user customers of the Company’s Telemate.Net solutions are domestic commercial enterprises or government agencies with 100 to 10,000 employees.

      The assets and associated business purchased by the Company pursuant to the Clarent Asset Purchase are expected to attract additional customers to the Company in fiscal year 2003, including service providers, system integrators, resellers and enterprises seeking to implement a converged communications solution. The Clarent customer base has historically been primarily international customers and has included traditional local international and wholesale long distance telecommunications companies, as well as next-generation service providers, including Internet Service Providers (“ISPs”), Application Service Providers (“ASPs”), web-to-phone providers and others employing Internet-based business models.

      For the years ended December 31, 2002, and December 31, 2001, Six Continents PLC and Telco Group, Inc. were the Company’s only customers that accounted for more than 10% of the Company’s consolidated revenue. The revenue from Six Continents PLC represented approximately 15% and 24% of the Company’s consolidated revenues for the years ended December 31, 2002, and December 31, 2001, respectively. The revenue from Telco Group, Inc. represented approximately 12% and 10% of the Company’s consolidated revenue for the years ended December 31, 2002, and December 31, 2001, respectively.

Sales and Marketing

      The Company’s marketing organization is responsible for building brand awareness, identifying key markets, and developing innovative products and services to meet the evolving demands of the marketplace. Another objective of the marketing effort is to stimulate the demand for services through a broad range of marketing communications and public relations activities. Primary communication vehicles include advertising, tradeshows, direct response programs, event sponsorship and websites.

      The Company seeks to achieve broader market penetration of its solutions in primarily three ways: expanding international distribution; pursuing new markets and customers, including ISPs, IP telephony service providers and pre-paid service bureaus; and selling new, next-generation communication solutions to its current base of customers. Historically, sales of Clarent products and services have primarily been sold through distributors, and the Company expects this trend to continue. During fiscal year 2002, the Company sold its services primarily through a direct sales force of 22 individuals located in Provo, Utah, Atlanta, Georgia and the United Kingdom and, as a result of the Clarent Asset Purchase on February 12, 2003, added 15 people to its direct sales force located in the United States, the United Kingdom, France, Italy and Dubai.

Competition

     Carrier Solutions Group

      The market for application-based telephony services is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and market entrants. In the market for the Company’s gateway solutions, the Company’s primary sources of competition include Class 4 solution providers, vendors of networking and telecommunications equipment, and telephony applications companies that bundle their offering with third-party equipment. Some competitors, especially networking and telecommunications equipment vendors, such as Lucent Technologies Inc., Cisco Systems, Inc. and Nortel Networks Ltd., have significantly greater financial resources and broader customer relationships than does the Company. Other public companies, such as Tekelec and Sonus Networks, Inc., are focusing on market opportunities similar to the Company’s, as are a number of smaller, private companies, including Nuera Communications, Inc., Voiceware Systems Corporation and iSoftel Ltd. The Company does not expect the competition facing it to change substantially with the acquisition of Clarent’s softswitch products.

     Enterprise Solutions Group

      In the market for the Company’s call accounting solutions, the Company competes with a number of similar-sized companies, such as IntegraTrak, MicroTel International, Inc., and Veramark Technologies, Inc., that provide enterprise communication network usage accounting and billing. In the market for Internet usage reporting and access management, the Company competes with providers of Internet filtering software, such as WebTrends Corporation, Elron Electronic Industries, Inc., SurfControl PLC, Websense, Inc., Symantec Corporation and Secure Computing Corporation.

      The Company’s customer response center services compete with those of companies that provide integrated, multi-channel customer contact centers, including APAC Customer Services, Inc., ClientLogic Corporation, Convergys Corporation and SITEL Corporation. The Company also faces competition from a customer’s own in-house information technology staff.

      The Company’s Clarent enterprise products compete with a number of communications solutions providers including Cisco Systems, Inc., Nortel Networks, Ltd., Motorola Inc., Alcatel and Hughes Electronics Corporation.

Intellectual Property Rights

      The Company regards its copyrights, trade secrets and other intellectual property as critical to its success. Unauthorized use of the Company’s intellectual property by third parties may damage its brand and its reputation. The Company relies on trademark and copyright law, trade secret protection, and confidentiality, license and other agreements with its employees, customers, partners and others to protect its intellectual property rights. Despite precautions, it may be possible for third parties to obtain and use the Company’s intellectual property without the Company’s authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is still evolving. The laws of some foreign countries do not protect intellectual property to the same extent as do the laws of the United States.

      The Company cannot be certain that its services and the finished products that it delivers do not or will not infringe valid patents, copyrights, trademarks or other intellectual property rights held by third parties. The Company may be subject to legal proceedings and claims from time to time relating to the Company’s intellectual property other than in the ordinary course of business. Successful infringement claims against the Company may result in substantial monetary liability or may materially disrupt the conduct of the Company’s business.

      On September 18, 2001, U.S. Patent No. 6,292,801 was issued to Telemate.Net. The patent covers technology developed by Telemate.Net for tracking PBX, VoIP and IP traffic from a variety of network sources and correlating communications activity with database user accounts. The patented techniques are employed in several of Telemate.Net’s products, including Telemate.Net’s call accounting and NetSpective Internet access management solutions. This technology allows users to combine statistics from diverse network sources to create cohesive network information and reporting. This unique technology for aggregating and correlating network data from different vendors and device types has application to the VoIP softswitch, OSS and billing markets. The patented processes allow the Company’s OSS software to gather billing, reporting and maintenance from a variety of data sources and vendors’ products, in addition to its own.

      On February 12, 2003, pursuant to the Clarent Asset Purchase, the Company acquired U.S. Patent Nos. 6,167,060 and 6,477,164, which were issued to Clarent on December 26, 2000 and November 5, 2002, respectively. The patents cover technology developed by Clarent for real-time voice and data transmissions over an Internet network and a dynamic error correction algorithm for Internet telephones.

      The Company also has several patent applications pending relating to its VoIP product and to certain products the Company acquired from Clarent pursuant to the Clarent Asset Purchase.

Research and Development

      The Company’s research and development expenses in 2002 were primarily related to the research and development initiatives associated with the development of NACT’s VoIP migration solution as well as for the initial development of a pre-paid wireless solution. Additionally, the Company invested in additional unique feature functionality for the Telemate.Net Webfilter product. These expenses totaled $5.9 million for the year ended December 31, 2002. The Company expects that further research and development expenses will relate to subsequent product enhancements, the development of additional features and functionality, and research and development associated with the newly-purchased Clarent products.

Employees

      As of March 15, 2003, the Company had 382 employees, 172 of whom are located at the Company’s headquarters in Atlanta, Georgia, 102 of whom are located at the Company’s NACT subsidiary in Provo, Utah, 47 of whom are located at the Company’s Clarent operations in Littleton, Colorado, and 49 of whom are located at the Company’s Clarent operations in Montreal, Canada, and 12 international Clarent sales support individuals located in France, Belgium, India, Italy, Germany and the United Kingdom.

Background

      The Company was incorporated in Minnesota on March 20, 1984. Until 2001, the Company historically operated a value-added reseller (“VAR”) business and an associated network performance management consulting and integration practice. The Company also operated a Hospitality Services Group (“HSG”), which provided technology solutions to lodging, restaurant, and energy management customers. Over the years, the Company has moved away from these lines of business and now focuses on providing the products and services offered by its Carrier Solutions Group and its Enterprise Solutions Group. During the last five years, the Company’s business developed as described below.

      In 1997, the Company made five acquisitions, adding service offerings in the data communications business. Also during 1997, the Company began focusing its efforts on its end-user network systems business, as well as on its entry into the network monitoring and management business.

      In 1998, the Company acquired Encore Systems, Inc., Global Systems and Support, Inc. and Five Star Systems, Inc. (collectively, the “Encore Group”). At the time of such acquisition, the Encore Group provided software and technology services to the hospitality industry, including industry leading customer response center services. The customer response center services remain part of the Company’s ongoing business.

      In 1999, the Company merged with Sulcus Hospitality Technologies Corp. (“Sulcus”). Sulcus developed, manufactured, marketed and installed computerized systems primarily intended to automate hospitality industry property management systems and the Squirrel point-of-sale system for the restaurant industry. Also in 1999, the Company merged with Windward Technology Group, Inc. (“Windward”). Windward focused on providing networking and network management services to the application development market.

      Early in 2000, the Company’s Board of Directors (the “Board”) decided to explore the sale of all or a portion of the Company’s HSG, which consisted of the Company’s lodging business, its restaurant solutions business and its energy management business. Subsequently, the operations of HSG were classified as discontinued operations, and each of the operating units of HSG was sold between late 2000 and early 2001. The sale of these operating units included all of the operations of Sulcus and the Encore Group, with the exception of the Company’s customer response center services.

      In September 2000, the Company acquired Cereus Technology Partners, Inc. (“Cereus”) in a merger transaction. Cereus provided end-to-end e-business and B2B technology solutions, including ebusiness strategy, network consulting and hosting and application integration. In connection with the acquisition of Cereus, the Company changed its name to “Verso Technologies, Inc.” and put in place the Company’s current executive management team and all but one of the directors currently serving on the Board.

      In November 2000, the Company acquired MessageClick, Inc. (“MessageClick”) in a merger transaction. The acquisition of MessageClick provided the Company with a propriety unified communications application delivered as an ASP. In the second quarter of 2001, the Company decided to discontinue offering its MessageClick application and to refocus the development of the MessageClick application to be offered as a licensed software product. The Company has since focused its overall strategy on pursuing the market for next generation communications and, therefore, the development of the MessageClick application as a licensed product is currently dormant.

      The Company’s acquisition of NACT in July 2001 was the Company’s first significant investment in the area of next generation communications. The acquisition of NACT and its portfolio of products and services allowed the Company to begin to offer proprietary, integrated switching solutions for communications service providers seeking turn-key, pre-paid telecommunications solutions. The acquisition of NACT was funded by a $15 million investment by Telemate.Net, as contemplated by the Company’s merger agreement with Telemate.Net.

      On November 16, 2001, the Company acquired Telemate.Net in a merger transaction, pursuant to which Telemate.Net became a wholly-owned subsidiary of the Company. Telemate.Net develops proprietary Internet access, voice and IP network usage management, and intelligence applications that enable businesses to monitor, analyze, and manage the use of their internal network resources. As a result of the acquisition of Telemate.Net, the Company added next generation applications and application development competencies to the Company’s solutions portfolio.

      During the quarter ended December 31, 2001, and in keeping with the Company’s focus on providing next generation communications solutions, the Company determined that its VAR business and associated network performance management consulting and integration practice were not strategic to the Company’s ongoing objectives and, therefore, decided to discontinue capital and human resource investment in these businesses. Accordingly, the Company elected to report its VAR and associated consulting and integration operations as discontinued operations by early adoption of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which is intended to allow a company to more clearly communicate a change in its business that results from a decision to dispose of non-strategic operations.

      On October 1, 2002, the Company purchased a 51% interest in Shanghai BeTrue Infotech Co., Ltd. (“BeTrue”) for $100,000; $50,000 paid at closing, $25,000 paid on December 30, 2002, and $25,000 paid on March 30, 2003. Upon closing the transaction, the Company also contributed to the joint venture certain next-generation communication equipment and software valued at approximately $236,000 and $50,000 cash. Additionally, the Company contributed $25,000 on December 30, 2002 and March 30, 2003. The remaining 49% interest in BeTrue is owned by Shanghai Tangsheng Investments & Development Co. Ltd. (“Shanghai Tangsheng”). BeTrue provides VoIP and satellite network solutions, including systems integration, project implementation, technical support, consulting and training to leading telecommunications companies in China and the Asia-Pacific region. The Company plans to leverage BeTrue’s sales channels and support infrastructure capabilities, including pre- and post- sales support. Due to shared decision-making between the Company and Shanghai Tangsheng, the results for BeTrue will be recorded as an equity investment rather than consolidated in the Company’s results.

      On February 12, 2003, the Company consummated the Clarent Asset Purchase for a purchase price of $9.8 million in notes. The assets purchased from Clarent pursuant to the Clarent Asset Purchase include the following key products: next generation switching and call control software; high density media gateways; multi-service access devices, signaling and announcement servers; network management systems; and high demand telephony applications based on packet-switched technology.

Item 2.     Properties

      The Company is headquartered in Atlanta, Georgia, where the Company currently leases 45,000 square feet of space, which is used for the Company’s corporate offices and certain components of the Company’s Enterprise Solutions Group, including the Telemate.Net operations and the Company’s customer response center services operations. The Company is obligated to pay rent on this space of approximately $110,000 per month, plus a share of operating expenses, through February 2010. Additionally, the Company is also obligated through February 2010 to pay rent of $29,000 per month with respect to an additional 13,000 square feet of space at the Atlanta facility, the cost of which is included in discontinued operations. The Company is actively pursuing a sublease on the additional space.

      The Company also leases approximately 40,000 square feet of office space in Provo, Utah, which is used for the Company’s NACT operations, a component of the Company’s Carrier Solutions Group. Pursuant to the lease, the Company is obligated to pay rent of approximately $46,000 per month through December 2009.

      In connection with the Clarent Asset Purchase, the Company assumed two leases for real property located in Quebec, Canada. Pursuant to the first lease, the Company leases approximately 18,000 square feet of office and laboratory space for software research and development purposes related to the Company’s Clarent enterprise solutions, a component of the Company’s Enterprise Solutions Group. The Company is obligated to pay rent of approximately $22,000 per month through October 2003 and approximately $10,400 per month from November 2003 through the termination of the lease in October 2006. Subsequent to the Clarent Asset Purchase, the Company assigned the second lease to Clarent Canada Ltd., a wholly-owned subsidiary of the Company which the Company acquired in the Clarent Asset Purchase (“Clarent Canada”). Pursuant to the second lease, Clarent Canada leases approximately 10,000 square feet of office, warehouse and storage space for commercial and manufacturing purposes also related to the Company’s Clarent enterprise solutions. Clarent Canada is obligated to pay $2,900 per month, plus a share of operating expenses, until the lease terminates in May 2007.

      In connection with the Clarent Asset Purchase, the Company entered into a lease for 23,000 square feet of space in Littleton, Colorado, which space is used for office space and research and development activities related to the Company’s Clarent softswitch products and services, a component of the Company’s Carrier Solutions Group. Pursuant to this lease, the Company is obligated to pay rent of approximately $31,000 per month, plus a share of operating expenses, until the lease terminates in January 2006.

      The Company is also obligated on leases in a number of other locations in North America through 2004, which are included in its discontinued operations. The Company has either subleased or is actively attempting to sublease these locations.

      The Company believes that its leased facilities are adequate to meet its current needs and that additional facilities are available to the Company to meet its expansion needs for the foreseeable future.

Item 3.     Legal Proceedings

      From time to time, the Company is involved in litigation with customers, vendors, suppliers and others in the ordinary course of business, and a number of such claims may exist at any given time. All such existing proceedings, taken together, are not expected to have a material adverse impact on the Company’s results of operations or financial condition.

      In addition, certain proceedings against the Company have been resolved as discussed below.

      On or about February 8, 2002, William P. O’Reilly, a former executive officer and director of the Company; Montana Corporation, Mr. O’Reilly’s consulting company; Clunet R. Lewis, a former officer of the Company; and CLR Enterprises, Inc., Mr. Lewis’ consulting company, filed with the American Arbitration Association (“AAA”) a demand for arbitration against the Company. Messrs. O’Reilly and Lewis and their respective consulting companies sought to have enforced the Consulting Agreements dated April 1, 1999, as amended, to which they and the Company are parties (together, the “Consulting Agreements”). Messrs. O’Reilly and Lewis claimed that the Company’s attempt by written notice dated June 1, 2001, to terminate the Consulting Agreements effective March 31, 2002, was ineffective and, as a result, such Consulting Agreements automatically renewed for additional two-year terms, which terms expire on March 31, 2004. Under the terms of the Consulting Agreements, Messrs. O’Reilly and Lewis are to receive, among other things, consulting fees of $250,000 and $240,000 per year, respectively. The Company denied their claims, and the matter was presented to an AAA arbitrator in a hearing held on December 10, 2002. While the matter remained pending before the arbitrator for decision, the parties settled the claims presented in the arbitration proceeding pursuant to that certain Arbitration Award Agreement, dated as of February 3, 2003, between Mr. O’Reilly, Montana Corporation and the Company and that certain Arbitration Award Agreement, dated as of February 3, 2003, between Mr. Lewis, CLR Enterprises, Inc. and the Company (together, the “Arbitration Award Agreements”). Pursuant to the Arbitration Award Agreements, (i) on February 4, 2003, the Company issued to each of Mr. O’Reilly and Mr. Lewis 275,000 shares of restricted Common Stock; and (ii) on March 14, 2003, the Company entered into thirty-month consulting agreements with each of Mr. O’Reilly and Mr. Lewis (together, the “New Consulting Agreements”). During the terms of the New Consulting Agreements, the Company shall pay to Mr. O’Reilly and Mr. Lewis an aggregate of approximately $173,000 and $160,000, respectively, in three installment payments due on January 21, 2004, January 21, 2005, and January 21, 2006, payable entirely in shares of restricted Common Stock, valued at the average closing price per share of the Common Stock for a period of twenty trading days prior to the date the installment payments are due. The Arbitration Award Agreements provide that the consideration set forth therein and in the New Consulting Agreements shall be full satisfaction of any and all amounts the AAA arbitrator may award. On March 14, 2003, the AAA arbitrator awarded $250,000 and $240,000 to Mr. O’Reilly and Mr. Lewis, respectively, plus $22,000 in attorneys’ fees and expenses.

      On or about April 29, 2002, Omni Systems of Georgia, Inc. (“Omni”) and Joseph T. Dyer (“Dyer”) filed with the AAA a demand for arbitration against the Company and Eltrax International, Inc., a wholly-owned subsidiary of the Company (“Eltrax International”). Omni and Dyer claimed that the Company and Eltrax International breached that certain Assignment dated as of August 31, 1998, among Eltrax International, Dyer and Omni, which was executed in connection with the Company’s acquisition of the Encore Group (the “Assignment”). Pursuant to the Assignment, Omni and Dyer assigned and transferred to Eltrax International all of their right, title and interest in and to a certain computer software property management system in exchange for a one-time payment. The Assignment also provided for an earn-out component of the acquisition consisting of certain contingent monthly payments equal to a percentage of the maintenance and licensing net revenues received by Eltrax International with respect to a certain contract. Omni and Dyer claimed that the Company and Eltrax International had not paid to Omni and Dyer the contingent monthly payments owned to them pursuant to the Assignment beginning in June 2002. Omni and Dyer sought recovery of over $400,000 for contingent monthly payments alledgedly owned for the period from May 15, 2002 through January 2003, plus payments in like amounts going forward, together with interest thereon, attorneys’ fees and expenses. In January 2003, the matter was heard for six days by a three-arbitrator panel of the AAA. On April 1, 2003, the Company received notice that the AAA panel awarded to Omni and Dyer (i) payments and interest thereon with respect to the Assignment in the aggregate amount of approximately $506,000; and (ii) attorneys’ fee and expenses, excluding expenses of the AAA, in the aggregate amount of approximately $199,000 (net of attorneys’ fees and expenses awarded to the Company), which amounts are to be paid by Eltrax International (and not the Company) no later than April 30, 2003. Additionally, the AAA panel determined that Eltrax International (and not the Company) will be liable for future payments as they become due in accordance with the terms of the Assignment.

      On or about May 21, 2001, John M. Good, a former employee of the Company, filed a lawsuit in the Court of Common Pleas, Cuyahoga County, Ohio, against the Company claiming, among other things, fraud, negligence, securities fraud, breach of contract, conversion and damages resulting from and related to the Company’s alleged failure to deliver, on or about January 3, 2000, 50,000 shares of Common Stock to Mr. Good upon his exercise of an option to purchase such shares. The matter was set for jury trial on February 17, 2003. Based upon the Company’s anticipated exposure and the expected cost of litigation, on January 16, 2003, the Company and Mr. Good reached an agreement to settle all claims against the Company, which settlement had no material impact on the Company’s consolidated financial statements included elsewhere in this Annual Report.

Item 4.     Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders of the Company was held on December 5, 2002, in Atlanta, Georgia (the “Meeting”). At the Meeting, the shareholders of the Company voted on a proposal to elect a Board of eight directors to serve until the Company’s next annual meeting of shareholders and until their successors are elected and qualified. The results of such vote were as follows:

Director Nominee	For	Withheld Authority

Murali Anantharaman	70,029,563	1,225,532
Gary H. Heck	70,029,578	1,225,517
James M. Logsdon	69,623,539	1,631,556
Amy L. Newmark	69,872,063	1,383,032
Steven A. Odom	69,479,991	1,775,104
Stephen E. Raville	69,789,654	1,465,441
Juliet M. Reising	69,480,743	1,774,352
Joseph R. Wright, Jr.	70,029,578	1,225,517

      There were no abstentions or broker non-votes with respect to the election of any of the director nominees listed above.

      The foregoing proposal was set forth and described in the Notice of Annual Meeting of Shareholders and Proxy Statement of the Company dated November 7, 2002.

Item 4.5     Executive Officers of the Registrant

      Pursuant to General Instruction G(3) of Form 10-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the information regarding the Company’s executive officers required by Item 401 of Regulation S-K is hereby included in Part I of this Annual Report.

      The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age, as of March 15, 2003, of such officer:

Name	Age	Position

Steven A. Odom	49	Chairman of the Board and Chief Executive Officer
James M. Logsdon	56	President and Chief Operating Officer
Juliet M. Reising	52	Executive Vice President, Chief Financial Officer, Secretary and Treasurer

      Certain additional information concerning the individuals named above is set forth below:

      Steven A. Odom, age 49, has served as the Chief Executive Officer and a director of the Company since September 2000 and as the Chairman of the Board since December 2000. From January 2000 to September 2000, Mr. Odom served as the Chairman of the Board and the Chief Executive Officer of Cereus. From 1994 until June 1998, Mr. Odom served as Chairman of the Board and Chief Executive Officer of World Access, Inc., a provider of voice, data and Internet products and services around the world (“World Access”). Mr. Odom served as Chairman of World Access from June 1998 until June 1999. He served as Chief Executive Officer of World Access from 1994 until 1998. From 1990 until 1994, Mr. Odom was a private investor in several companies, including World Access and its predecessor. From 1987 until 1990, he served as President of the PCS Division of Executone Information Systems in Atlanta, Georgia, a public company that manufactured and distributed telephone systems. From 1983 until 1987, Mr. Odom was the founder, Chairman and Chief Executive Officer of Data Contract Company, Inc., a manufacturer of telephone switching equipment and intelligent pay telephones. From 1974 until 1983, he served as the Executive Vice President of Instrument Repair Service, a private company co-founded by Mr. Odom in 1974 that repaired test instruments for local exchange carriers.

      James M. Logsdon, age 56, has served as President, Chief Operating Officer and a director of the Company since September 2000. From January 2000 to September 2000, Mr. Logsdon also served as President, Chief Operating Officer and a director of Cereus. From January 1998 to January 2000, Mr. Logsdon served as Vice President and General Manager of Branch Operations — East for the Network Services division of GTE Corporation, a global telecommunications company. From January 1991 to December 1997, he served as GTE’s Vice President, Sales & Marketing — Commercial Markets.

      Juliet M. Reising, age 52, has served as Executive Vice President, Chief Financial Officer, Secretary, Treasurer and a director of the Company since September 2000. Ms. Reising also served as the Executive Vice President, Chief Financial Officer and a director of Cereus from March 2000 to September 2000. From February 1999 to March 2000, Ms. Reising served as Chief Financial Officer of MindSpring Enterprises, Inc., an Internet service provider that merged with EarthLink, Inc. in February 2000. From September 1998 to February 1999, Ms. Reising served as Chief Financial Officer of AvData, Inc., a network management services company acquired by ITC DeltaCom, Inc. in 1999. From September 1997 to September 1998, Ms. Reising served as Vice President and Chief Financial Officer for Composit Communications International, Inc., an international software development company. From August 1995 to September 1997, Ms. Reising served as Vice President and Chief Financial Officer of InterServ Services Corporation, which was merged with Aegis Communications, Inc. in 1997. Ms. Reising started her career with Ernst & Young LLP in Atlanta, Georgia, where she received her certified public accountant license.

      There are no family relationships among any of the executive officers or directors of the Company. Except as disclosed in the applicable employment agreements discussed in the section of this Annual Report titled “Executive Compensation — Employment Agreements,” no arrangement or understanding exists between any executive officer and any other person pursuant to which any executive officer was selected to serve as an executive officer. To the best of the Company’s knowledge, (i) there are no material proceedings to which any executive officer of the Company is a party, or has a material interest, adverse to the Company; and (ii) there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any executive officer during the past five years. Executive officers of the Company are elected or appointed by the Board and hold office until their successors are elected and qualified, or until their death, resignation or removal, subject to the terms of applicable employment agreements.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The Common Stock is currently traded on the Nasdaq SmallCap Market under the symbol “VRSO.” Prior to September 13, 2002, the Common Stock was traded on the Nasdaq National Market under the same symbol, and from February 17, 2000 to October 1, 2000, the Common Stock was traded on the Nasdaq National Market under the symbol “ELTX.” Prior to February 17, 2000, the Common Stock was traded on the Nasdaq SmallCap Market under the same symbol. The following table sets forth the quarterly high and low bid prices for the Common Stock for the periods indicated below, as reported by the Nasdaq Stock

Market. The stock prices set forth below do not include adjustments for retail mark-ups, markdowns or commissions, and represent inter-dealer prices and do not necessarily represent actual transactions.

	High	Low

Year ended December 31, 2002:
First Quarter	$1.830	$0.970
Second Quarter	1.210	0.440
Third Quarter	0.600	0.250
Fourth Quarter	0.760	0.220
Year ended December 31, 2001:
First Quarter	$2.250	$0.688
Second Quarter	1.690	0.469
Third Quarter	1.240	0.600
Fourth Quarter	1.500	0.500

      As of March 15, 2003, there were approximately 1,772 holders of record of the Common Stock.

      The Company has never declared or paid cash dividends on the Common Stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future. In addition, the Company’s credit facility with Silicon Valley Bank, the Company’s primary lender (“Silicon”), prohibits the payment of cash dividends on the Common Stock without Silicon’s prior written consent.

      In connection with amending the Company’s existing credit facility with Silicon, on February 12, 2003, the Company issued to Silicon a warrant to purchase 350,000 shares of Common Stock. The warrant may be exercised with respect to all of the underlying shares of Common Stock at any time from February 12, 2003, until February 12, 2008, at an exercise price of $0.44 per share of Common Stock. The number of shares of Common Stock underlying the warrant and the exercise price of the warrant are subject to certain adjustments described in the warrant and that certain Antidilution Agreement, dated as of February 12, 2003, between the Company and Silicon. The shares of Common Stock underlying the warrant are entitled to certain “piggy back” registration rights as set forth in that certain Registration Rights Agreement, dated as of February 12, 2003, between the Company and Silicon. The warrant issued to Silicon was issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration set forth in Regulation D promulgated pursuant to Section 4(2) of the Securities Act (“Regulation D”). The Company based such reliance upon factual representations made to the Company by Silicon as to Silicon’s investment intent, sophistication, and status as an “accredited investor,” as that term is defined in Rule 501 of Regulation D, among other things.

      In connection with a private placement offering of securities conducted by the Company in October 2002, the Company sold and issued an aggregate of 9,646,303 Units of the Company’s securities, with each “Unit” consisting of one share of Common Stock and one warrant to purchase one share of Common Stock for an aggregate offering price of $3.0 million. The warrants issued in connection with the offering are immediately exercisable over a five-year period at an exercise price of $0.311 per share and are callable by the Company at any time after the closing price of the Common Stock as reported by the Nasdaq Stock Market equals or exceeds $1.20 per share for ten consecutive trading days and a registration statement permitting the resale of the shares underlying the warrants is then in effect. The shares of Common Stock underlying the warrants are entitled to certain “piggyback” registration rights as set forth in that certain form of Registration Rights Agreement entered into by the Company and each purchaser of a Unit. The Units were issued without registration under the Securities Act, in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D. The Company based such reliance upon factual representations made to the Company by the purchasers of the Units as to such purchasers’ investment intent, sophistication, and status as an accredited investor, among other things.

      Pursuant to the terms of the Arbitration Award Agreements executed as part of a settlement of claims made by Mr. Lewis and Mr. O’Reilly against the Company, on February 4, 2003, the Company issued 275,000 shares of restricted Common Stock to each of Mr. Lewis and Mr. O’Reilly. The shares issued under the Arbitration Award Agreements and to be issued under the New Consulting Agreements constitute full satisfaction of the award granted by an AAA arbitrator to Mr. O’Reilly and Mr. Lewis of $250,000 and $240,000, respectively, and attorneys’ fees and expenses of $22,000. The shares of restricted Common Stock are entitled to certain “piggy back” registration rights as set forth in the Arbitration Award Agreements. The shares of restricted Common Stock were issued without registration under the Securities Act, in reliance upon the exemptions from the registration set forth in Section 4(2) of the Securities Act and Regulation D. The Company based such reliance upon factual representations made to the Company by each of Mr. Lewis and Mr. O’Reilly as to their investment intent, sophistication, and status as an accredited investor, among other things.

Item 6.     Selected Financial Data

      The following selected financial data should be read in conjunction with the Company’s financial statements and related notes thereto, set forth in Item 15 hereof, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Item 7 hereof. The statement of operations data and the balance sheet data have been derived from the audited consolidated financial statements of the Company. The historical results are not necessarily indicative of future results. All amounts in thousands except per share data.

	Years Ended December 31,

	2002(2)	2001(3)	2000(4)	1999(5)	1998

Statement of Operations Data(1):
Revenue	$44,798	$29,899	$12,732	$10,017	$2,914
Loss from Continuing Operations	(2,745)	(9,877)	(12,532)	(5,361)	(1,231)
Loss from Continuing Operations per Common Share — basic and diluted	(0.03)	(0.18)	(0.48)	(0.23)	(0.06)
Balance Sheet Data:
Total Assets(6)	39,835	45,159	175,473	56,054	69,981
Long-term Obligations	6,133	5,200	3,153	—	2,333

(1)	Includes the continuing operations of the following companies acquired by the Company from their respective dates of acquisition: Customer Response Center, a division of Encore Group (September 1, 1998); MessageClick (November 22, 2000); NACT (July 27, 2001); and Telemate.Net (November 16, 2001).

(2)	The fiscal year 2002 loss from continuing operations includes $592,000 of intangibles amortization, $1.2 million in amortization of deferred compensation and $601,000 in non-cash interest expense related to the amortization of the discount on convertible subordinated debentures and loan fees.

(3)	The fiscal year 2001 loss from continuing operations includes $1.5 million of intangibles amortization, $1.8 million in amortization of deferred compensation and $606,000 in non-cash interest expense related to the amortization of the discount on convertible subordinated debentures and loan fees.

(4)	The fiscal year 2000 loss from continuing operations includes $982,000 of goodwill amortization, $482,000 in amortization of deferred compensation, $511,000 in reorganization costs, $1.8 million in loss on asset abandonment and $715,000 in non-cash interest expense primarily related to the amortization of the discount on convertible subordinated debentures and loan fees.

(5)	The fiscal year 1999 loss from continuing operations includes $982,000 in goodwill amortization and $543,000 in merger-related transaction and reorganization costs.

(6)	Includes $0, $582,000, $153.0 million, $47.2 million and $57.9 million of assets of discontinued operations, as of December 31, 2002, 2001, 2000, 1999 and 1998, respectively. The assets of discontinued

operations on December 2000, 1999 and 1998 included intangible assets totaling $119.2 million, $12.8 million and $14.1 million, respectively.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      The Company is a communications technology solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s continuing operations include two separate business segments, the Carrier Solutions Group, which for the fiscal year 2002 includes the Company’s subsidiary NACT, and the Enterprise Solutions Group, which includes the Company’s customer response center operations, the Company’s subsidiary, Telemate.Net and, for 2000 and 2001, the Company’s MessageClick operations. The Company acquired Message.Click in November 2000, NACT in July 2001 and Telemate.Net in November 2001. The Company’s discontinued operations include its legacy VAR business and HSG.

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Telemate.Net, NACT and MessageClick. The Company acquired Telemate.Net, NACT and MessageClick each in transactions accounted for as purchases.

      The Company believes that the foregoing events significantly affect the comparability of the Company’s results of operations from year to year. You should read the following discussion of the Company’s results of operations and financial condition in conjunction with the Company’s consolidated financial statements and related notes thereto included in Item 15 of this Annual Report.

Results of Operations

     Fiscal Year 2002 Compared with Fiscal Year 2001

      For the year ended December 31, 2002, the Company’s net loss totaled $2.7 million, or $0.03 per share, compared with net loss of $147.6 million, or $2.71 per share, for the same period in 2001. The 2002 results include $592,000 in amortization of intangibles, $1.2 million in amortization of deferred compensation, $324,000 in reorganization costs, a loss from discontinued operations of $331,000 and an extraordinary item — gain on early retirement of debt totaling $350,000. The 2001 results include $1.5 million in amortization of intangibles, $1.8 million in amortization of deferred compensation, a loss from discontinued operations of $136.1 million and an extraordinary item — loss from debt conversion totaling $1.6 million.

     Continuing Operations

      For the year ended December 31, 2002, the Company’s net loss from continuing operations totaled $2.7 million, or $0.03 per share, compared with a net loss of $9.9 million, or $0.18 per share, for the same period in 2001. The 2002 results included $592,000 in amortization of intangibles, $1.2 million in amortization of deferred compensation and $324,000 in reorganization costs. The 2001 results included $1.5 million in amortization of intangibles and $1.8 million in amortization of deferred compensation.

      Total revenue was $44.8 million in the year ended December 31, 2002, reflecting a 50% increase from the same period in 2001. NACT accounted for $10.5 million and Telemate.Net accounted for $4.9 million of the increase in revenue. Products revenue was $23.0 million in the year ended December 31, 2002, and was primarily related to the NACT products. Products revenue was $14.4 million for the year ended December 31, 2001. Services revenue was $21.8 million in the year ended December 31, 2002, reflecting a 40% increase from 2001. Gross profit increased by $11.3 million in the year ended December 31, 2002, to $26.3 million, and was 59% of revenue, compared with 50% of revenue for 2001. The increase in revenue, gross profit percentage and gross profit dollars resulted primarily from the Company’s acquisition of NACT in July 2001 and Telemate.Net in November 2001, both of which sell higher margin proprietary products and services.

      Total operating expenses incurred in continuing operations for the year ended December 31, 2002, were $28.7 million, an increase of $5.0 million compared to the same period in 2001. The increase is primarily attributable to the following items: reorganization costs of $324,000, increases in sales, general and administrative expenses of $2.5 million, research and development of $3.1 million and depreciation expense of $570,000 offset by decreases in intangible amortization of $919,000 and amortization of deferred compensation of $593,000.

      The increase in sales, general and administrative expenses resulted from the addition of personnel and related costs related to the acquisitions of NACT in July 2001 of approximately $3.9 million and Telemate.Net in November 2001 of approximately $1.5 million offset by the reduction of corporate and customer response center operations sales, general and administrative expenses of approximately $2.9 million. The decrease in corporate and customer response center operations sales, general and administrative expenses resulted primarily from on-going cost reduction initiatives resulting in reduced personnel, telecom and other general and administrative expenses.

      The increase in research and development is primarily related to the acquisitions of NACT and Telemate.Net in July 2001 and November 2001, respectively.

      The increase in depreciation expense is primarily related to the purchase of furniture and equipment of approximately $889,000 and $1.4 million during 2002 and 2001, respectively, as well as the increased depreciation related to the assets acquired in the NACT and Telemate.Net acquisitions. Capital expenditures are primarily depreciated on a straight-line basis over an estimated useful life of three years.

      The $919,000 decrease in intangible amortization is primarily related to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which eliminated amortization of goodwill beginning January 1, 2002.

      The $593,000 decrease in amortization of deferred compensation primarily related to the termination of certain options and full vesting of other options outstanding since the Company’s acquisition of Telemate.Net in November 2001 and Cereus in September 2000. The deferred compensation represents the intrinsic value of the Telemate.Net and Cereus unvested options outstanding at the date of the acquisitions of Telemate.Net and Cereus and is amortized over the remaining vesting period of the options.

      In the third and fourth quarters of 2002, the Company implemented several restructuring plans as a part of its effort to improve operational efficiencies and financial performance and eliminated 42 positions held by employees. As a result of these actions, the Company recorded reorganization costs of $324,000. Annualized savings beginning in the first quarter of 2003 are expected to be approximately $2.8 million.

      As a percent of revenue, operating expenses from continuing operations were 64% during the year ended December 31, 2002, down from 79% for the same period in 2001.

      Other income was $531,000 during the year ended December 31, 2002, compared with $203,000 for the same period in 2001. Included in other income during the year ended December 31, 2002 was $254,000 of non-recurring transactions related to health insurance proceeds and sale of non-operating assets.

      Equity in loss of BeTrue was $5,000 during the year ended December 31, 2002. This amount represents the Company’s portion of BeTrue’s losses since the Company’s acquisition of a 51% interest in BeTrue on October 1, 2002.

      Interest expense was $1.1 million during the year ended December 31, 2002, a decrease of $220,000 compared to the same period in 2001. The decrease was attributable to the reduction of interest on the Company’s 5% convertible subordinated debentures, which were paid or converted to Common Stock in 2001, and interest on the Company’s Series B Preferred Stock issued in connection with the Company’s acquisition of NACT offset by the amortization of the fair value of warrants issued to Silicon in connection with the new credit facility.

      The Company recorded an income tax benefit of $200,000 during the year ended December 31, 2002, due to the reversal of a previously accrued exposure item no longer deemed necessary.

     Business Unit Performance

			Enterprise
	Carrier Solutions		Enterprise Solutions
	Group		Group		Consolidated

	For the Year Ended December 31,

	2002	2001	2002	2001	2002	2001

	(Dollars in thousands)
Revenue	$26,319	$15,773	$18,479	$14,126	$44,798	$29,899
Gross profit	16,378	9,106	9,971	5,981	26,349	15,087
Gross margin	62%	58%	54%	42%	59%	50%
Sales, general and administrative	7,474	3,599	2,618	2,566	10,092	6,165
Research and development	5,417	1,938	457	817	5,874	2,755

Contribution before unallocated items(1)	$3,487	$3,569	$6,896	$2,598	10,383	6,167

Unallocated items Corporate, sales, general and administrative expenses(2)					7,894	9,349
Depreciation					2,730	2,160
Amortization of intangibles					592	1,511
Deferred compensation					1,173	1,766
Reorganization costs					324	—

Operating loss					(2,330)	(8,619)
Other income					531	203
Equity in loss of Shanghai BeTrue Infotech Co. Ltd.					(5)	—
Interest expense, net					(1,141)	(1,361)
Income taxes					200	(100)

Loss from continuing operations before extraordinary item					$(2,745)	$(9,877)

(1)	Beginning in August 2001, the Carrier Solutions Group includes costs associated with certain corporate and administrative functions to support this business unit, which functions are located in Utah. Prior to the acquisition of NACT on July 27, 2001, the Company became an NACT reseller in the first quarter of 2001. The Company resold NACT gateway solutions totaling $2.8 million with cost of product sales of $2.1 million prior to July 27, 2001. The Enterprise Solutions Group includes no allocation of corporate overhead costs. See also (2) below.

(2)	All rent, utilities and other corporate office expenses, corporate marketing expenses, corporate development costs and corporate human resources, accounting and information technology functions that support corporate, as well as the Enterprise Solutions Group, are reflected in unallocated corporate, sales, general and administrative expenses. Office expenses, human resources, accounting and information technology costs specifically related to the Carrier Solutions Group are reflected in its contribution before unallocated items.

Carrier Solutions Group

      Total revenue from the Company’s Carrier Solutions Group was $26.3 million in the year ended December 31, 2002, a 67% increase from the same period in 2001. The increase in revenue reflects a full year of activity in 2002 versus only five months of activity in 2001 since the acquisition of NACT on July 27, 2001, plus the resale activity in the first and second quarters of 2001. Prior to the acquisition of NACT in July 2001, the Company became an NACT reseller in the first quarter of 2001. The Company resold NACT gateway solutions totaling $2.8 million with cost of product sales of $2.1 million prior to July 27, 2001.

      Gross profit increased by $7.3 million in the year ended December 31, 2002, and was 62% of revenue, an increase from 58% of revenue in the same period in 2001. The increase in gross profit dollars reflects a full year of activity in 2002 versus only five months of activity in 2001. The increase in gross margin is related to the lower margin resale activity in the first and second quarters of 2001.

      Allocated operating expenses incurred in the Carrier Solutions Group for the year ended December 31, 2002, were $12.9 million, an increase of $7.4 million compared to the same period in 2001. The increases in sales, general and administrative expenses and research and development expenses reflect the operations of NACT for a full year of activity in 2002 versus only five months of activity in 2001. Prior to the acquisition of NACT, there were no material operating expenses related to the Carrier Solutions Group segment. As a percent of revenue, operating expenses for the Carrier Solutions Group were 49% during the year ended December 31, 2002, up from 35% for 2001 due to increased research and development activities.

     Enterprise Solutions Group

      Total revenue for the Company’s Enterprise Solutions Group was $18.5 million in the year ended December 31, 2002, a 31% increase from 2001. The increase in revenue is primarily related to the Company’s acquisition of Telemate.Net in November 2001.

      Gross profit increased by $4.0 million in the year ended December 31, 2002 and was 54% of revenue compared with 42% for 2001. The improvement in gross margin was primarily attributable to a full year of operations in 2002 of the Company’s Telemate.Net operations, which offers higher margin proprietary products.

      Allocated operating expenses incurred in the Enterprise Solutions Group for the year ended December 31, 2002, were $3.1 million, a decrease of $308,000 compared to the same period in 2001. Sales, general and administrative expenses increased by $52,000. This increase relates to a full year of expenses for Telemate.Net, which was acquired in November 2001, of approximately $1.5 million offset by lower expenses related to MessageClick, the activities of which were substantially eliminated in the second quarter of 2001, of approximately $838,000 and lower expenses in the Company’s customer response center of approximately $564,000. The decrease in research and development expenses relates to the elimination of the research and development activity related to MessageClick’s ASP operations in 2001 of approximately $715,000 offset by the addition of the research and development activities of Telemate.Net, which was acquired in November 2001, of approximately $355,000. As a percent of revenue, allocated operating expenses for the Enterprise Solutions Group were 17% during the year ended December 31, 2002, down from 24% for 2001.

     Discontinued Operations

      Following the acquisition of NACT in July of 2001, the Company determined that its legacy VAR business was not strategic to the Company’s ongoing objectives and discontinued capital and human resource investment in this business. Accordingly, the Company elected to report its legacy VAR business as discontinued operations by early adoption of SFAS No. 144. This business was added to HSG (which was reported as discontinued operations in 2000) for a combined presentation of discontinued operations, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of these business segments.

      Summary operating results of the discontinued operations for the years ended December 31, 2002 and 2001 (in thousands) were as follows:

	Years ended
	December 31,

	2002	2001

Revenue	$223	$12,762

Gross (loss) profit	$(331)	$374

Operating loss	$(331)	$(135,598)
Loss on disposal of assets	—	(500)

Loss from discontinued operations	$(331)	$(136,098)

      The loss from discontinued operations in the year ended December 30, 2001 includes depreciation of $546,000, amortization of intangibles of $22.7 million, write-down of goodwill of $95.3 million, amortization of deferred compensation of $267,000 and reorganization costs of $9.2 million.

      The reorganization costs consist of the following (in thousands):

2001

Severance costs	$1,217
Facilities closings	6,162
Inventory write-down	1,005
MessageClick ASP exiting costs	824

$9,208

     Extraordinary Item

      In November 2002, the Company negotiated the early retirement of the remaining $1.75 million plus accrued interest due on the note made by the Company on April 25, 2002, in favor of WA Telcom Products Co., Inc., in connection with the acquisition of NACT (the “Note”). The Company paid $1.4 million plus accrued interest and recognized a gain on early retirement of debt of $350,000.

      In January 2001, the Company modified the terms of the $7.0 million outstanding balance of its 5% convertible subordinated debentures as follows: the Company repurchased $4.5 million, converted $1.5 million into Common Stock at a price of $1.40 per share, fixed the conversion rate at $1.19 per share for the remaining $1.0 million and issued warrants to purchase 954,455 shares of Common Stock at an exercise price of $1.98 per share. The cost of this conversion and early retirement of debt totaled $1.6 million.

     Fiscal Year 2001 Compared with Fiscal Year 2000

      For the year ended December 31, 2001, the Company’s net loss totaled $147.6 million, or $2.71 per share, compared with net loss of $55.5 million, or $2.14 per share, for 2000. The 2001 results include $1.5 million in amortization of intangibles, $1.8 million in amortization of deferred compensation, a loss from discontinued operations of $136.1 million and an extraordinary item — loss from debt conversion totaling $1.6 million. The 2000 results include $982,000 in amortization of intangibles, $482,000 in amortization of deferred compensation, $1.8 million loss on asset abandonment, $511,000 in reorganization costs and a loss from discontinued operations of $43.0 million.

     Continuing Operations

      For the year ended December 31, 2001, the Company’s net loss from continuing operations totaled $9.9 million, or $0.18 per share, compared with a net loss of $12.5 million, or $0.48 per share, for 2000. The 2001 results included $1.5 million in amortization of intangibles and $1.8 million in amortization of deferred compensation. The 2000 results included $982,000 in amortization of intangibles, $482,000 in amortization of deferred compensation, $1.8 million loss on asset abandonment and $511,000 in reorganization costs.

      Total revenue was $29.9 million in the year ended December 31, 2001, reflecting a 135% increase from 2000. Products revenue was $14.4 million in the year ended December 31, 2001, and was primarily related to the NACT products. Services revenue was $15.5 million in the year ended December 31, 2001, reflecting a 22% increase from 2000. Gross profit increased by $9.8 million in the year ended December 31, 2001, and was 50% of revenue in 2001, compared with 42% of revenue for 2000. The increase in revenue, gross profit percentage and gross profit dollars resulted primarily from the acquisition of NACT in 2001.

      Total operating expenses incurred in continuing operations for the year ended December 31, 2001, were $23.7 million, an increase of $7.1 million compared to 2000. The increase is primarily attributable to the following items: increases in sales, general and administrative expenses of $3.5 million, research and development of $2.8 million, depreciation expense of $1.3 million, intangible amortization of $529,000, and amortization of deferred compensation of $1.3 million offset by decreases in reorganization costs of $511,000 and loss on asset abandonment of $1.8 million.

      The increase in sales, general and administrative expenses resulted from the addition of personnel and related costs related to the acquisitions of NACT and MessageClick of approximately $4.4 million offset by the reduction of corporate sales, general and administrative expenses of approximately $1.2 million. The decrease in corporate sales, general and administrative expenses resulted primarily from the cost savings from the reorganizations during 2000, as well as on-going cost reduction initiatives affecting personnel, telecom and other general and administrative expenses.

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

      The $529,000 increase in intangible amortization is primarily related to the reduction in the remaining estimated life of a previously existing intangible asset and an intangible asset acquired in the acquisition of NACT.

      The $1.3 million increase in amortization of deferred compensation primarily related to the Company’s acquisition of Cereus in September 2000. The deferred compensation represents the intrinsic value of the Cereus unvested options outstanding at the date of the acquisition of Cereus and is amortized over the remaining vesting period.

      In 2000, the Company recorded reorganization costs of approximately $511,000 related to a reorganization announced during the second quarter of 2000.

      In 2000, the Company decided to replace software used internally and recorded a loss on asset abandonment of $1.8 million.

      As a percent of revenue, operating expenses from continuing operations were 79% during the year ended December 31, 2001, down from 131% for the same period in 2000 as a result of cost savings related to reorganizations.

      Other income was $203,000 during the year ended December 31, 2001. Other income is primarily related to the operations of NACT, which was acquired in July 2001.

      Interest expense was $1.4 million during the year ended December 31, 2001, an increase of $121,000 compared to the same period of 2000. The increase was attributable to the interest on the Note made by the Company in connection with the acquisition of NACT and interest on the Company’s Series B Preferred Stock issued in connection with the acquisition of NACT offset by the reduction of interest on the Company’s 5% convertible subordinated debentures, which were paid or converted to Common Stock in 2001.

     Business Unit Performance

	Carrier Gateway		Enterprise Solutions
	Solutions Group		Group		Consolidated

	For the Year Ended December 31,

	2001	2000	2001	2000	2001	2000

	(Dollars in thousands)
Revenue	$15,773	$—	$14,126	$12,732	$29,899	$12,732
Gross profit	9,106	—	5,981	5,330	15,087	5,330
Gross margin	58%	—	42%	42%	50%	42%
Sales, general and administrative	3,599	—	2,566	1,462	6,165	1,462
Research and development	1,938	—	817	—	2,755	—

Contribution before unallocated items(1)	$3,569	$—	$2,598	$3,868	6,167	3,868

Unallocated items Corporate, sales, general and administrative expenses(2)					9,349	10,562
Depreciation					2,160	863
Amortization of intangibles					1,511	982
Deferred compensation					1,766	482
Reorganization costs					—	511
Loss on asset abandonment					—	1,760

Operating loss					(8,619)	(11,292)
Other income					203	—
Interest expense, net					(1,361)	(1,240)
Income taxes					(100)	—

Loss from continuing operations before extraordinary item					$(9,877)	$(12,532)

(1)	Beginning in August 2001, Carrier Solutions Group includes costs associated with certain corporate and administrative functions to support this business unit, which functions are located in Utah. Prior to the acquisition of NACT on July 27, 2001, the Company became an NACT reseller in the first quarter of 2001. The Company resold NACT carrier solutions totaling $2.8 million with cost of product sales of $2.1 million prior to July 27, 2001. The Enterprise Solutions Group includes no allocation of corporate overhead costs. See also (2) below.

(2)	All rent, utilities and other corporate office expenses, corporate marketing expenses, corporate development costs and corporate human resources, accounting and information technology functions that support corporate, as well as, the Enterprise Solutions Group are reflected in unallocated corporate, sales, general and administrative expenses. Office expenses, human resources, accounting and information technology costs specifically related to the Carrier Solutions Group are reflected in its contribution before unallocated items.

     Carrier Solutions Group

      For 2002, the Carrier Solutions Group represents the sales of NACT products and related services. Prior to the acquisition of NACT on July 27, 2001, the Company became an NACT reseller in the first quarter of 2001. The Company resold NACT carrier solutions totaling $2.8 million and cost of product sales of $2.1 million during the first and second quarters of 2001. All other revenue and expenses represent the operations of NACT after it was acquired by the Company. Prior to the acquisition of NACT, there were no identifiable operating expenses related to the Carrier Solutions Group.

     Enterprise Solutions Group

      Total revenue from the Company’s Enterprise Solutions Group was $14.1 million in the year ended December 31, 2001, a 11% increase from the same period in 2000. The $1.4 million increase in revenue is comprised of an increase in customer resource center revenues of $530,000 and revenue from Telemate.Net subsequent to its acquisition by the Company on November 16, 2001 of $971,000.

      Gross profit remained constant in the year ended December 31, 2001, and was 42% percent of revenue, compared with 42% of revenue for 2000.

      Allocated operating expenses incurred in the Enterprise Solutions Group for the year ended December 31, 2001, were $3.4 million, an increase of $1.9 million compared to 2000. The increase of $817,000 in research and development relates primarily to MessageClick (which was acquired in 2000), the operations of which were substantially eliminated in the second quarter of 2001. The increase in sales, general and administrative expenses relates to Telemate.Net subsequent to its acquisition by the Company and MessageClick totaling $823,000. As a percent of revenue, allocated operating expenses for the Enterprise Solutions Group were 24% during the year ended December 31, 2001, up from 11% for 2000.

     Discontinued Operations

      Following the acquisition of NACT in July of 2001, the Company determined that its legacy VAR business was not strategic to the Company’s ongoing objectives and discontinued capital and human resource investment in this business. Accordingly, the Company has elected to report its legacy VAR business as discontinued operations by early adoption of SFAS No. 144. This business was added to HSG (which was reported as discontinued operations in 2000) for a combined presentation of discontinued operations, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of these business segments.

      During 2000, the Board formally decided to dispose of HSG. In December 2000, the Company completed the sale of its domestic lodging business and international hospitality business for aggregate proceeds of $10.0 million. The Company sold its restaurant solutions business for aggregate proceeds of $8.5 million in January 2001.

      The loss on the sale of HSG totaled $11.5 million. A loss of $11.0 million was recorded in the third and fourth quarters of 2000. The loss included a reduction in asset values of approximately $6.7 million and a provision for anticipated closing costs and operating losses until disposal of approximately $4.8 million. An additional $500,000 was recorded in the third quarter of 2001, related to winding up the Company’s international hospitality operations, the assets of which were sold in the fourth quarter of 2000.

      Summary operating results of the discontinued operations (in thousands) are as follows:

	December 31,

	2001	2000

Revenue	$12,762	$96,944

Gross profit	$374	$23,429

Operating loss	$(135,598)	$(35,291)
Interest expense	—	(785)
Loss on disposal of assets	(500)	(6,704)
Income tax expense	—	(170)

Loss from discontinued operations	$(136,098)	$(42,950)

      The loss from discontinued operations in the year ended December 30, 2001, includes depreciation of $546,000, amortization of intangibles of $22.7 million, write-down of goodwill of $95.3 million, amortization of deferred compensation of $267,000 and reorganization costs of $9.2 million. The operating loss in 2000 includes depreciation of $1.8 million, amortization of intangibles of $11.5 million, amortization of deferred compensation of $126,000, reorganization costs of $1.0 million and loss on asset abandonment of $218,000.

      The reorganization costs consist of the following (in thousands):

	2001	2000

Severance costs	$1,217	$731
Facilities closings	6,162	258
Inventory write-down	1,005	—
MessageClick ASP exiting costs	824	—

	$9,208	$989

     Extraordinary Item

      In January 2001, the Company modified the terms of the $7.0 million outstanding balance of its 5% convertible subordinated debentures as follows: the Company repurchased $4.5 million, converted $1.5 million into Common Stock at a price of $1.40 per share, fixed the conversion rate at $1.19 per share for the remaining $1.0 million and issued warrants to purchase 945,378 shares of Common Stock at an exercise price of $2.00 per share. The cost of this conversion and early retirement of debt totaled $1.6 million.

Critical and Significant Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Factors that could affect the Company’s future operating results and cause actual results to vary from expectations include, but are not limited to, lower than anticipated growth from existing customers, an inability to attract new customers, an inability to successfully integrate acquisitions and technology changes, or a decline in the financial stability of the Company’s customers. Negative developments in these or other risk factors could have a material adverse affect on the Company’s financial position and results of operations.

      A summary of the Company’s critical and significant accounting policies follows:

     Allowance for Doubtful Accounts

      The Company is required to estimate the collectibility of its trade receivables. Considerable judgment is required in assessing the ultimate realization of these receivables, including the creditworthiness of each customer. The Company determines the allowance for doubtful accounts based on a specific review of outstanding customer balances and a general reserve based upon aging of customer accounts and write-off history. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current telecommunications and general economic environments.

     Inventory Obsolescence

      The Company is required to state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. The Company has recorded changes in net realizable values in recent periods due to impact of current and future technology trends and changes in strategic direction, such as discontinuances of product lines, as well as, changes in market conditions due to changes in demand requirements. It is possible that changes in the net realizable value of inventory may continue to occur in the future due to the current market conditions.

     Revenue Recognition

      The Company’s principal sources of revenues are from sales of broadband transmission networks, digital interactive subscriber systems and content distribution networks. The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” issued by the SEC. The Company recognizes revenue when (i) there is an agreement with the customer, (ii) product is shipped and title has passed, (iii) the amount due from the customer is fixed and determinable, and (iv) collectibility is reasonably assured. Revenue is also recognized only when the Company has no significant future performance obligation. At the time of the transaction, the Company assesses whether the amount due from the customer is fixed and determinable and collection of the resulting receivable is reasonably assured. The Company assesses whether the amount due from the customer is fixed and determinable based on the terms of the agreement with the customer, including, but not limited to, the payment terms associated with the transaction. The Company assesses collection based on a number of factors, including past transaction history with the customer and creditworthiness of the customer. If the Company determines that collection of an amount due is not reasonably assured, then the Company defers recognition of revenue until collection becomes reasonably assured.

      The Company’s right of return policy, which is standard for virtually all sales, allows a customer the right to return product for refund only if the product does not conform to product specifications; the non-conforming product is identified by the customer; and the customer rejects the non-conforming product and notifies the Company within ten days of receipt. If an agreement contains a non-standard right of return, the Company defers recognizing revenue until the conditions of the agreement are met. From time to time, the Company’s agreements include acceptance clauses. If an agreement includes an acceptance clause, the revenue is recorded at the time of acceptance.

     Restructuring Accruals

Continuing Operations:

      During the third and fourth quarters of 2002, the Company initiated certain restructuring plans. In conjunction with these plans, the Company established a reserve account of $324,000 for the estimated costs related to these plans. These costs primarily relate to severance costs. The balance of the reserve related to the 2002 restructuring was $69,000 at December 31, 2002.

Discontinued Operations:

      During the second and third quarters of 2001, the Company initiated certain restructuring plans. In conjunction with these restructuring plans, the Company established a restructuring reserve account for the estimated costs related to the plans. These costs primarily related to facilities closings, severance costs and MessageClick ASP service exiting costs. For the facilities closings cost, a reserve was established for all remaining lease payments due on buildings and equipment that were no longer being utilized in continuing operations, less assumptions for sub-leases. The accrual for one of the leases with total payments remaining of $2.7 million assumes that the building will be sub-leased for 50% of the total lease liability over the term of the lease. As of December 31, 2002, the Company had a remaining reserve balance of approximately $2.0 million, which is included in liabilities of discontinued operations. The Company currently believes that this remaining estimated balance is appropriate to cover future obligations associated with the restructurings. Activity in the 2002 restructuring accruals was as follows:

Balance December 31, 2001	$2,730
Lease payments	(996)
Additional lease accrual	276

Balance December 31, 2002	$2,010

     Deferred Tax Asset Valuation Allowance

      The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessment. Realization of the Company’s deferred tax assets is principally dependant upon achievement of projected future taxable income. The Company’s judgments regarding future profitability may change due to market conditions, its ability to continue to successfully execute its strategic plan and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances. Due to the uncertainty of the Company’s ability to recognize the entire tax benefit, the Company established an offsetting provision for the tax assets.

     Litigation and Related Contingencies

      The Company is subject to proceedings, lawsuits and other claims related to labor, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as, potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made by the Company with assistance of its legal counsel after careful analysis of each individual issue based upon the then-current facts and circumstances and discussions with legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

     Intangible Assets

      The Company has significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. The Company assesses the recoverability of its intangible assets by determining whether the value of goodwill and other acquired intangible assets over their remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. Effective January 1, 2002, the Company adopted SFAS No. 142, which stipulates an impairment test is to be performed annually that requires a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, then an impairment loss shall be recognized in an amount equal to that excess. Based on the Company’s analysis, there is no impairment of goodwill as of December 31, 2002.

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

      At December 31, 2002, the Company had a positive working capital position (excess of current assets over current liabilities) of $1.8 million compared to a negative working capital position of $2.2 million at December 31, 2001. The Company’s cash and cash equivalents totaled $1.3 million at December 31, 2002, and $7.4 million at December 31, 2001. Total long-term debt, including current portion, net of discount, was $3.7 million at December 31, 2002 and $3.4 million at December 31, 2001. At December 31, 2002, the Company had borrowed $800,000 under its $5.0 million credit facility with Silicon. The Company’s remaining borrowing availability under the credit facility at December 31, 2002, was $3.8 million.

      On February 12, 2003, in connection with the Company’s acquisition of the assets of Clarent, the Company amended its existing credit facility with Silicon, and in connection therewith, the Company and Silicon entered into certain amendments to the existing credit facility and certain additional credit agreements. Such amendments and additional agreements increased the Company’s asset-based revolving credit line from $5.0 million to $10.0 million and include an EX-IM (export-import) facility that will provide for working capital based on the Company’s international accounts receivable and inventory related to export sales primarily associated with Clarent’s assets. The amendments and additional agreements also extended the term of the credit facility for 18 months (through August 13, 2004). On April 7, 2003, the Company and Silicon further amended the credit facility to increase the EX-IM facility and to modify certain financial covenants related to the timing of the closing of the Clarent Asset Purchase (as amended on February 12, 2003, and April 7, 2003, the “Credit Agreement”).

      On February 12, 2003, the Company consummated the Clarent Asset Purchase whereby the Company purchased substantially all the business assets and assumed certain related liabilities of Clarent for $9.8 million in notes. At the closing of the Clarent Asset Purchase, the Company issued three promissory notes to Clarent: a $5.0 million secured note due February 13, 2004, which bears interest at 10% per annum, of which $500,000 is due May 13, 2003, and the remainder is due in monthly installments increasing in amount; a $1.8 million non-interest bearing unsecured note due February 13, 2004, of which $300,000 is due May 13, 2003 and the remainder is due in quarterly installments of $500,000; and a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum. The assets the Company purchased from Clarent secure the secured notes.

     Cash Flow

      Cash used in the Company’s continuing operations in the year ended December 31, 2002 totaled approximately $3.5 million compared with cash used in continuing operations of $6.8 million for 2001. The Company’s use of cash in continuing operations during 2002 resulted primarily from cash used for changes in current operating assets and liabilities of approximately $7.7 million and was offset by cash provided from continuing operations of $4.2 million (net loss from continuing operations of $2.4 million reduced by non-cash charges totaling $6.6 million, including depreciation and amortization of $5.1 million and provision for doubtful accounts of $1.8 million offset by an extraordinary item — gain on early retirement of debt of $350,000). The Company’s use of cash in continuing operations during 2001 resulted primarily from a net loss of $11.5 million and cash used for changes in current operating assets and liabilities of approximately $4.4 million and was offset by non-cash charges totaling $9.1 million (including depreciation and amortization of $6.0 million, provision for doubtful accounts of $1.5 million and an extraordinary item — loss from debt conversion of $1.6 million).

      Cash used in the Company’s discontinued operations in the year ended December 31, 2002, totaled $1.1 million compared with cash used in discontinued operations of $5.8 million for 2001.

      The Company used cash in investing activities for continuing operations in the year ended December 31, 2002 of approximately $1.8 million, compared to $17.6 million for 2001. In 2002, the Company used $605,000 in cash in connection with its acquisition of a 51% interest in BeTrue. In 2001, the Company used $16.1 million in cash related to the acquisition of NACT and Telemate.Net. The Company spent $889,000 and $1.4 million on capital expenditures in 2002 and 2001, respectively. The Company also invested $348,000 and $48,000 on purchased software development costs in 2002 and 2001, respectively.

      During the year ended December 31, 2001, the Company received net proceeds from sale of discontinued operations totaling $8.1 million for the sale of its restaurant solutions business.

      Cash provided by financing activities from continuing operations totaled approximately $317,000 in the year ended December 31, 2002, compared to $11.3 million for 2001. Payments on the Note made by the Company in connection with the acquisition of NACT totaling $3.9 million were offset by net proceeds from a private placement of $3.0 million, borrowings on the Company’s credit line of $800,000, proceeds from the issuance of the Common Stock totaling $408,000 and payments on notes receivable from shareholders totaling $24,000 in 2002. The proceeds from issuance of the Company’s Series B Preferred Stock to Telemate.Net in connection with the acquisition of NACT totaling $15.0 million and proceeds from the issuance of Common Stock totaling $755,000 were offset by payments to repurchase convertible subordinated debentures totaling $4.5 million in 2001.

Contractual Obligations and Commercial Commitments

      The following summarizes the Company’s future contractual obligations at December 31, 2002 (in thousands):

	Payments Due By Period

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Line of credit	800	800	—	—	—
Additional payments for the acquisition of Encore Group	2,403	1,275	884	244	—
Convertible subordinated debentures	4,500	—	4,500	—	—
Operating Leases:
Continuing operations	14,401	2,165	4,069	4,041	4,126
Discontinued operations	2,012	756	496	374	386

Total contractual cash obligations	$24,116	$4,996	$9,949	$4,659	$4,512

Sources of Cash

      For 2003, the Company expects that its primary sources of cash will be from cash on hand, working capital provided by operating activities, borrowings under its Credit Agreement with Silicon and other possible sources, including issuances of equity or debt securities. The Company believes that, with its current operations, which were cash flow positive for the last five quarters, it will have sufficient liquidity from these sources to meet its current financial obligations through 2003. The Credit Agreement with Silicon, however, is subject to certain financial covenants and limitations on the Company’s ability to access funds under the Credit Agreement. If the Company is in violation of the Credit Agreement, or does not have sufficient eligible accounts receivable and inventory to support the level of borrowings it may need, the Company may be unable to draw on the Credit Agreement to the extent necessary. To the extent the Company does not have borrowing availability under the Credit Agreement, the Company may be required to obtain additional sources of capital, sell assets, obtain an amendment to the Credit Agreement or otherwise restructure its outstanding indebtedness. If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the Credit Agreement or otherwise restructure its outstanding indebtedness, then the Company may not be able to meet its obligations.

      The Company’s short-term cash needs are to cover working capital needs, including cash operating losses, if any, capital expenditures, transaction costs related to the acquisition of Clarent’s assets not paid in 2002, payments on the secured and unsecured notes made by the Company in connection with the Clarent Asset Purchase, totaling approximately $4.8 million plus interest due February 13, 2004, payments pursuant to the award of the AAA panel in connection with the Assignment totaling approximately $1.3 million, and payments related to discontinued operations. At December 31, 2002, liabilities of discontinued operations included $2.0 million in lease payments related to discontinued operations. The Company expects to pay out approximately $756,000 related to discontinued operations in 2003.

      The Company’s long-term cash needs are related to the costs of growing its current business as well as prospective businesses to be acquired, including capital expenditures and working capital. The Company expects to meet these cash needs through cash from operations, if any, cash on hand, borrowings under the Credit Agreement or other debt facilities, if available, as well as through possible issuances of equity or debt securities. If sufficient borrowing capacity under a working capital line of credit is unavailable (or if the Company is unable to restructure its existing Credit Agreement in the event that the Company requires additional borrowing capacity), or if the Company is otherwise unable to obtain additional capital or sell assets, then the Company may not be able to meet its obligations and growth plans.

Risk Factors

The Company may be unable to fund future growth.

      The Company’s business strategy calls for growth internally as well as through acquisitions. This growth will require funding for additional personnel, capital expenditures and other expenses, as well as for working capital purposes. Financing may not be available to the Company on favorable terms or at all. If adequate funds are not available on acceptable terms, then the Company may not be able to meet its business objectives for expansion. This in turn could harm the Company’s business, results of operations and financial condition. In addition, if the Company raises additional funds through the issuance of equity or convertible debt securities, then the percentage of ownership of the Company’s existing shareholders will be reduced, and any new securities could have rights, preferences and privileges senior to those of the Common Stock. Furthermore, if the Company raises capital or acquires businesses by incurring indebtedness, then the Company will become subject to the risks associated with indebtedness, including interest rate fluctuations and any financial or other covenants that the Company’s lender may require.

The Company may not become profitable.

      The Company has a history of net losses, including net losses of approximately $2.7 million for the fiscal year 2002, $147.6 million for the fiscal year 2001 and $55.5 million for the fiscal year 2000. As of December 31, 2002, the Company had accumulated deficit of approximately $254.9 million. The Company’s revenues may not increase, and the Company may never generate sufficient revenues to achieve or sustain profitability.

The price of the Common Stock has been volatile.

      The stock market in general, and the market for technology companies in particular, has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2002 to September 12, 2002, the per share closing price of the Common Stock on the Nasdaq National Market fluctuated from a high of $1.79 to a low of $0.26. From September 13, 2002 to March 15, 2003, the per share closing price of the Common Stock on the Nasdaq SmallCap Market fluctuated from a high of $0.77 to a low of $0.26. The Company believes that the volatility of the price of its Common Stock does not necessarily relate to the Company’s performance and is broadly consistent with volatility experienced in the Company’s industry. Fluctuations may occur, among other reasons, in response to operating results, announcements by competitors, regulatory changes, economic changes, market valuation of technology firms, and general market conditions. Additionally, the Company’s operating results in one or more future quarters may fall below the expectations of securities analysts and investors, which would likely cause the trading price of the Common Stock to decline. The trading price of the Common Stock could continue to be subject to wide fluctuations in response to these or other factors, many of which are beyond the Company’s control. If the market price of the Common Stock decreases, then shareholders may not be able to sell their shares of Common Stock at a profit.

The low price of the Common Stock could result in the delisting of the Common Stock from the Nasdaq SmallCap Market.

      The Common Stock is currently quoted on the Nasdaq SmallCap Market. The Company must satisfy certain minimum listing maintenance requirements to maintain such quotation, including a series of financial tests relating to net tangible assets, public float, number of market makers and shareholders, market capitalization, and maintaining a minimum bid price of $1.00 per share for the Common Stock. In the past, the Company has had difficulty maintaining the minimum bid price for the Common Stock.

      Prior to September 13, 2002, the Common Stock was quoted on the Nasdaq National Market. On June 6, 2002, the Nasdaq National Market notified the Company that the bid price of the Common Stock had closed at less than $1.00 per share over the previous 30 consecutive trading days, and as a result, the Company did not comply with the minimum bid price continued listing requirement of the Nasdaq National Market. The Company was then provided 90 calendar days, or until September 4, 2002, to regain compliance with the minimum bid price requirement. The Company was unable to regain compliance, and on September 13, 2002, the Company transferred the Common Stock to the Nasdaq SmallCap Market. The Company was afforded the remainder of the 180 calendar day grace period established by the Nasdaq SmallCap Market, or until December 3, 2002, to regain compliance with the minimum $1.00 bid price per share requirement. Although the Company did not regain compliance of the minimum bid price per share requirement by December 3, 2002, the Company did meet the Nasdaq SmallCap Market’s other listing requirements and was given until June 2, 2003, to regain compliance with the minimum bid price requirement. Recently, the Nasdaq Small Cap Market granted the Company an additional 90 days to regain compliance with the $1.00 minimum bid price requirement, giving the Company until September 2, 2003, to regain compliance. Although the Nasdaq Stock Market currently has a proposal before the SEC that would grant an additional grace period to companies with bid price deficiencies, there can be no assurances that the SEC will approve such proposal.

      If the Company is not able to regain compliance with the minimum bid price requirement by September 2, 2003, then the Common Stock may be delisted from the Nasdaq SmallCap Market. If the Common Stock is delisted from the Nasdaq SmallCap Market, then the Common Stock may trade on the Over-the-Counter-Bulletin Board, or its successor, the Bulletin Board Exchange, both of which are viewed by most investors as less desirable and less liquid market places. Delisting from the Nasdaq SmallCap Market could make trading the Common Stock more difficult for the Company’s investors, leading to further declines in share price. Delisting of the Common Stock would also make it more difficult and expensive for the Company to raise additional capital. Furthermore, delisting of the Common Stock is an event of default under the Company’s outstanding convertible debentures and, through certain cross default provisions, the Loan and Security Agreement the Company entered into with Clarent in connection with the Clarent Asset Purchase and the Credit Agreement with Silicon.

     Historically low trading volume in the Common Stock may affect shareholder liquidity.

      The trading volume of the Common Stock has been low historically. As of March 15, 2003, there were approximately 89.6 million shares of Common Stock issued and outstanding; however, there can be no assurance that there will be an active market for the Common Stock. Low trading volume may result in shareholders being unable to sell shares of Common Stock at the times and at the prices they desire.

     The Company is exposed to the general condition of the telecommunications market.

      The Company’s business is subject to global economic conditions, and in particular, market conditions in the telecommunications industry. The Company’s operations could be adversely affected if declines in capital spending from telecommunications service providers continue. If global economic conditions worsen, or if there is a prolonged slowdown in the telecommunications industry, then the Company may experience adverse operating results.

      The market for next generation communications solutions is new and evolving and, if this market does not develop as the Company expects, then it could have a material adverse effect on the Company’s business.

      While the Company believes there is a significant growth opportunity in providing next generation communications solutions to communications service providers, there can be no assurances that this technology will be widely accepted or that a viable market for the Company’s products will fully develop or be sustainable. If this market does not develop, or develops more slowly than the Company expects, then the Company may not be able to sell its products in significant volume, or at all.

      Further, the Company believes that, with the its recent acquisitions, it is positioned to succeed in leveraging the competencies acquired with these acquisitions to develop solutions for communication service providers. However, because of the intense competition in the market and the recent introduction of this technology, there can be no assurance that the Company will succeed in this evolving marketplace.

              Intellectual property infringement claims against the Company, even without merit, could require the Company to enter into costly licenses or deprive the Company of the technology it needs.

      The Company’s industry is technology intensive. As the number of competitors in the Company’s target markets increases and the functionality of the software products produced by such competitors further overlaps, third parties may claim that the technology the Company develops or licenses infringes their proprietary rights. Any claims against the Company or any of the Company’s subsidiaries may affect the Company’s business, results of operations and financial conditions. Any infringement claims, even those without merit, could require the Company to pay damages or settlement amounts or could require the Company to develop non-infringing technology or enter into costly royalty or licensing agreements to avoid service implementation delays. Any litigation or potential litigation could result in product delays, increased costs or both. In addition, the cost of litigation and the resulting distraction of the Company’s management resources could have a material adverse effect on the Company’s business, results of operations and financial condition. If successful, a claim of product infringement could deprive the Company of the technology the Company needs altogether.

      Failure to protect the Company’s intellectual property rights could have a material adverse effect on the Company’s business.

      The Company’s success depends in part upon the protection of the Company’s proprietary application software and hardware products. The Company has taken steps that it believes are adequate to establish, protect and enforce its intellectual property rights. The Company cannot assure potential investors or shareholders that its efforts to safeguard and maintain its proprietary rights will be adequate. Despite the Company’s efforts to protect the Company’s proprietary rights, unauthorized parties may attempt to copy or otherwise to use the Company’s products or technology.

      The Company has pending several patent applications related to the Company’s VoIP product and several patent applications which the Company acquired in connection with the Clarent Asset Purchase related to system architecture for Internet telephone, interaction of VoIP calls and cellular networks, real-time addition of devices to a subscriber accounting, and system and method applications for electronic transaction settlement and dynamic changes error correction . There can be no assurance that these patents will be issued. Even if these patents are issued, the limited legal protection afforded by patent, trademark, trade secret and copyright laws may not be sufficient to protect the Company’s proprietary rights.

      Furthermore, the laws of many foreign countries in which the Company does business do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Although the Company has implemented and will continue to implement protective measures in those countries, these efforts may not be successful. Additionally, even if the Company’s domestic and international efforts to protect its intellectual property rights are successful, the Company’s competitors may independently develop non-infringing technologies that are substantially similar or superior to the Company’s technologies.

      If the Company’s products contain defects, then the Company’s sales are likely to suffer and the Company may be exposed to legal claims.

      The Company’s business strategy calls for the development of new products and product enhancements which may from time to time contain defects or result in failures that the Company did not detect or anticipate when introducing such products or enhancements to the market. In addition, the markets in which the Company’s products are used are characterized by a wide variety of standard and non-standard configurations and by errors, failures and bugs in third-party platforms that can impede proper operation of the Company’s products. Despite testing by the Company, defects may still be discovered in some new products or enhancements after the products or enhancements are delivered to customers. The occurrence of these defects could result in product returns, adverse publicity, loss of or delays in market acceptance of the Company’s products, delays or cessation of service to the Company’s customers, and legal claims by customers against the Company.

      To the extent that contractual provisions that limit the Company’s exposure to legal claims are unenforceable or such claims are not covered by insurance, a successful products liability claim could have a material adverse effect on the Company’s business, results of operations and financial condition.

      The Company may be obligated to indemnify customers who purchase or lease equipment from the Company against claims of patent infringement.

      In the course of the Company’s business, the Company may sell or lease certain equipment to the Company’s customers, and in connection with such sale or lease, the Company may agree to indemnify these customers from claims made against them by third parties for patent infringement related to such equipment. If the Company is required to make any payments in respect of these indemnification obligations, then it could have a material adverse effect on the Company’s business, results of operations and financial condition.

      The Company’s growth could be limited if the Company is unable to attract and retain qualified personnel.

      The Company believes that its success depends largely on its ability to attract and retain highly skilled and qualified technical, managerial and marketing personnel. Competition for highly skilled engineering, sales, marketing and support personnel is intense because there is a limited number of people available with the necessary technical skills and understanding of the Company’s markets. Workforce reductions by the Company during 2000, 2001, 2002 and 2003 may adversely affect the Company’s ability to retain its current employees and recruit new employees. The inability to hire or retain qualified personnel could hinder the Company’s ability to implement the Company’s business strategy and harm the Company’s business.

      The Company has incurred significant debt in connection with the consummation of the Clarent Asset Purchase, and as a result, the Company has become subject to risks associated with indebtedness.

      The Company funded the $9.8 million purchase price of the Clarent Asset Purchase using debt financing, $6.8 million of which will mature, and must be repaid with interest by the Company, in installments beginning May 13, 2003, through February 13, 2004. In addition to incurring such additional principal indebtedness, the Company has incurred interest expense with respect to such indebtedness. As a result of such additional principal indebtedness and interest expense, the Company is subject to risks associated with indebtedness including certain financial and other covenants required by the Company’s lender, and the risk that such additional principal indebtedness and interest expense could have an adverse effect on the market price of the Common Stock and the Company’s ability to fund future growth.

      The new softswitch and communication products which the Company intends to offer may not achieve acceptance in the marketplace.

      As a result of the consummation of the Clarent Asset Purchase, the Company is now able to offer products which it could not offer previously, including Class 5 softswitch products and satellite communication products. The markets for these products are relatively new, unpredictable and evolving rapidly. Lack of acceptance in the marketplace for these new products could have a material adverse effect on the Company’s business, results of operations and financial condition.

              The Company expects to conduct business in new geographic markets which will subject the Company and its business to new regulation and legislation and risks associated with foreign currency fluctuations.

      As a result of the consummation of the Clarent Asset Purchase, the Company has an operational presence in Canada which the Company did not have previously. Furthermore, although customers outside the United States and Canada have historically accounted for a large portion of Clarent’s revenues, the Company expects to conduct an even greater portion of its business in Europe than Clarent conducted. Consequently, the Company now has the additional responsibility of complying with the legislation and regulation in these new geographic markets. Failure of the Company to comply with such regulation and legislation could have a material adverse effect on the Company’s business, results of operations and financial condition. Additionally, increasing the amount of business that the Company conducts outside the United States increases the

Company’s exposure to risks associated with foreign currency fluctuations, which risks could have a material adverse effect on the Company’s business, results of operations and financial condition.

              The Company may become subject to certain patent infringement claims with respect to certain assets and technology purchased from Clarent.

      Pursuant to the Clarent Asset Purchase, the Company purchased from Clarent assets and technology related to Clarent’s Sky Performer product, which has been the subject of certain patent infringement claims made against Clarent. If such patent infringement claims are made against the Company in the future, even if such claims do not have merit, then the Company could be required to pay damages or settlement amounts or could be required to develop non-infringing technology or enter into costly royalty or licensing agreements. Any litigation could result in increase product costs, service delays or both. If successful, a claim of product infringement could deprive the Company of the assets and technology related to the Sky Performer product.

     The Company may be subject to litigation.

      The Company may be subject to claims involving how the Company conducts its business or the market for or issuance of its Common Stock or other securities. Any such claims against the Company may affect the Company’s business, results of operations and financial conditions. Such claims, even those without merit, could require the Company to pay damages or settlement amounts and would require a substantial amount of time and attention from the Company’s senior management as well as considerable legal expenses. Although the Company does not anticipate that its activities would warrant such claims, there can be no assurances that such claims will not be made.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Market and Interest Rate Risks

      The Company is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company has also not entered into financial instruments to manage and reduce the impact of changes in interest rates, although the Company may enter into such transactions in the future.

      At December 31, 2002, the Company’s outstanding debt, primarily consisting of convertible subordinated debentures (see Note 7 to the consolidated financial statements included elsewhere in this Annual Report), carries interest rates which are fixed. In addition, the Company has $800,000 outstanding under its Credit Agreement with Silicon. If interest rates increase or decrease by 1%, then the Company’s interest expense would increase or decrease, respectively, by $8,000.

Item 8.     Financial Statements and Supplementary Data

      The financial statements required to be filed with this Annual Report are filed under Item 15 hereof and are listed on the “Index to Consolidated Financial Statements” on page F-1 hereof.

Quarterly Financial Data (Unaudited)

      The following table presents unaudited quarterly statements of operations data for each quarter of the Company’s last two completed fiscal years. The unaudited quarterly financial statements have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this Annual Report. In the opinion of the Company’s management, the unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, that management considers to be necessary to fairly present this information when read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	First	Second	Third	Fourth	Total
	Quarter(1)	Quarter	Quarter	Quarter(2)	Year

	(In thousands, except per share amounts)
2002
Revenue	$11,994	$11,671	$10,412	$10,721	$44,798
Gross profit	7,045	6,878	5,852	6,574	26,349
Sales, general and administrative	4,877	4,862	3,947	4,300	17,986
Research and development	1,675	1,464	1,455	1,280	5,874
Operating loss from continuing operations	(735)	(635)	(719)	(241)	(2,330)
Loss from continuing operations before extraordinary item	(859)	(599)	(1,019)	(268)	(2,745)

Net (loss) income	$(1,190)	$(599)	$(1,019)	$82	$(2,726)

Net loss per common share — basic and diluted:(3)
Loss from continuing operations before extraordinary item	$(0.01)	$(0.01)	$(0.01)	$—	$(0.03)
Loss from discontinued operations	(0.01)	—	—	—	—
Loss on disposal of discontinued operations	—	—	—	—	—
Extraordinary item —
Gain on early retirement of debt	—	—	—	—	—

Net loss per common share	$(0.02)	$(0.01)	$(0.01)	$—	$(0.03)

2001
Revenue	$4,162	$5,495	$8,322	$11,920	$29,899
Gross profit	1,813	1,415	4,363	7,496	15,087
Sales, general and administrative	3,257	2,423	3,814	6,020	15,514
Research and development	219	273	904	1,359	2,755
Operating loss from continuing operations	(2,936)	(2,513)	(1,957)	(1,213)	(8,619)
Loss from continuing operations before extraordinary item	(3,178)	(2,677)	(2,443)	(1,579)	(9,877)

Net loss	$(18,008)	$(105,701)	$(12,905)	$(11,001)	$(147,615)

Net loss per common share — basic and diluted:(3)
Loss from continuing operations before extraordinary item	$(0.07)	$(0.05)	$(0.05)	$(0.02)	$(0.18)
Loss from discontinued operations	(0.26)	(2.02)	(0.19)	(0.15)	(2.49)
Loss on disposal of discontinued operations	—	—	(0.01)	—	(0.01)
Extraordinary item — loss from debt conversion	(0.03)	—	—	—	(0.03)

Net loss per common share	$(0.36)	$(2.07)	$(0.25)	$(0.17)	$(2.71)

(1)	First quarter 2001 net loss includes an extra ordinary item — loss from debt conversion totaling $1.6 million.

(2)	Fourth quarter 2002 net income includes an extra ordinary item — gain on early retirement of debt of approximately $350,000.

(3)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Board of Directors

      Set forth below is certain information, as of March 15, 2003, concerning each of the directors of the Company. Each of the individuals listed below shall serve as a director of the Company until the next annual meeting of the Company’s shareholders and until their successors have been elected and qualified, or until their resignation, death or removal.

Name	Age	Position

Gary H. Heck	58	Director
James M. Logsdon	56	Director, President and Chief Operating Officer
Amy L. Newmark	45	Director
Steven A. Odom	49	Director, Chairman of the Board and Chief Executive Officer
Stephen E. Raville	55	Director
Juliet M. Reising	52	Director, Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Joseph R. Wright, Jr.	64	Director

      Certain additional information concerning the individuals named above is set forth below:

      Gary H. Heck, age 58, has served as a director of the Company since September 2000. From January 2000 to September 2000, Mr. Heck served as a director of Cereus. Mr. Heck has been a consultant since 1989, most recently serving as a Managing Partner and a co-founder of PacifiCom, a consulting services company. From 1987 until 1989, Mr. Heck was President and Chief Executive Officer of Telematics Products, Inc., a telecommunications products company. From 1983 until 1987, Mr. Heck held various executive positions at Pacific Telesis Corporation, one of the nation’s largest Regional Bell Operating Companies, and completed his tenure as a corporate officer of several subsidiaries of Pacific Telesis and as Chief Executive Officer of PacTel Products Corporation. From 1977 until 1983, Mr. Heck was a Division Manager and District Manager at AT&T Corporation, where he was responsible for sales and marketing programs. From 1967 until 1977, Mr. Heck held various positions at Pacific Telephone & Telegraph.

      Amy L. Newmark, age 45, has served as a director of the Company since September 2000. From January 2000 to September 2000, Ms. Newmark served as a director of Cereus. Ms. Newmark is a private investor in the technology, Internet and telecommunications fields. From 1995 to 1997, she served as Executive Vice President of Strategic Planning at Winstar Communications, Inc. Prior to 1995, Ms. Newmark served as the general partner of Information Age Partners, L.P., a hedge fund investing primarily in technology and emerging growth companies. Before that, Ms. Newmark was a securities analyst specializing in telecommunications and technology companies. Ms. Newmark is also a director of U.S. Wireless Data, Inc. and ParkerVision, Inc.

      Stephen E. Raville, age 55, has served as a director of the Company since October 1997. Mr. Raville also currently serves as a member of the Company’s audit committee. Since 1996, Mr. Raville served as Chief

Executive Officer and Chairman of the Board of Telscape Communications, Inc. Mr. Raville is also President and controlling shareholder of First Southeastern Corporation, a private investment company he formed in 1992. In 1983, Mr. Raville founded TA Communications, a long-distance telephone company, and served as its President, Chief Executive Officer and Chairman of the Board. In 1985, in conjunction with a merger between TA Communications and Advanced Telecommunications Corporation, Mr. Raville became Chairman and Chief Executive Officer of Advanced Telecommunications until the merger of Advanced Telecommunications into MCI WorldCom, Inc. in late 1992.

      Joseph R. Wright, Jr., age 64, has served as a director of the Company since September 2000. Mr. Wright also currently serves as a member of the Company’s audit committee. From January 2000 to September 2000, Mr. Wright served as a director of Cereus. Mr. Wright is presently President and Chief Executive Officer of PanAmSat Corp., a provider of global satellite-based communications services, servicing news organizations, telecommunications companies, DirectTV services, Internet networks and others around the globe. In the six years prior to taking these positions in 2001, Mr. Wright served as Vice Chairman of Terremark Worldwide, Inc., a public company that develops and operates Network Access Point centers in the United States and Brazil. Mr. Wright also served as Chairman and director of GRC International, Inc., a public company that provides advanced Internet and software technologies to government and commercial customers (“GRC”). In March 2000, GRC was acquired by AT&T Corp. From 1989 through 1994, Mr. Wright also served as a Co-Chairman and a director of Baker & Taylor Holdings, Inc., an international book/video/software distribution and e-commerce company. Mr. Wright also served as Vice Chairman, Executive Vice President and director of W.R. Grace & Company, a specialty chemicals and healthcare company, Chairman of Grace Energy Company, and President of Grace Environmental Company. He served as Deputy Director, then Director, of the Federal Office of Management and Budget under President Reagan, serving in the Cabinet and the Executive Office of the President from 1982 to 1989. He also served as Deputy Secretary of the Department of Commerce from 1981 to 1982. Mr. Wright previously held positions as President of two of Citibank’s subsidiaries, as a partner of Booze Allen and Hamilton and in various management and economic positions in the Federal Departments of Commerce and Agriculture. In addition, Mr. Wright currently serves on the Board of Advisors/Directors of Terramark Worldwide, Inc., Titan Corporation, Baker & Taylor Holdings, Inc., Jefferson Consulting Group, AT&T Government Markets, Proxim Corp. and Barington Capital.

      The biographical information for Messrs. Odom and Logsdon and Ms. Reising is set forth in Item 4.5 of Part I of this Annual Report.

      As a condition to completing the Company’s acquisition of Telemate.Net, the Board was required to appoint, as of the effective time of such acquisition, two additional directors to serve on the Board who were selected by Telemate.Net and reasonably acceptable to the Board. In satisfaction of such condition, the Board appointed Murali Anantharaman and Richard L. Mauro as directors of the Company effective November 16, 2001, the date the acquisition of Telemate.Net was consummated. Mr. Mauro and Mr. Anantharaman resigned as directors of the Company on February 19, 2002, and March 27, 2003, respectively.

      There are no family relationships among any of the executive officers or directors of the Company. Except as disclosed above, no arrangement or understanding exists between any director and any other person pursuant to which any director was selected to serve as a director. To the best of the Company’s knowledge, (i) there are no material proceedings to which any director of the Company is a party, or has a material interest, adverse to the Company; and (ii) there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any of the directors during the past five years.

Executive Officers

      The information with respect to the Company’s executive officers is set forth in Item 4.5 of Part I of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and all persons (“Reporting Persons”) who beneficially own more than 10% of the outstanding shares of Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Reporting Persons are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely upon a review of the copies of such forms furnished to the Company for the year ended December 31, 2002, and the information provided to the Company by Reporting Persons of the Company, no Reporting Person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis, except Ms. Reising did not file a Form 4 reporting the acquisition of 86,207 shares of Common Stock on October 1, 2002 until October 23, 2002.

Item 11.     Executive Compensation

Director Compensation

      The Company reimburses directors for out-of-pocket expenses incurred in attending Board or committee meetings. In addition, non-employee directors are eligible to receive grants of stock options under the Company’s 1999 Stock Incentive Plan.

Compensation of Executive Officers

      The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by each person who served as the Chief Executive Officer of the Company during the year ended December 31, 2002, as well as for other executive officers of the Company and its subsidiaries whose salary and bonus exceeded $100,000 during the year ended December 31, 2002 (the “Named Executive Officers”).

Summary Compensation Table

				Long-Term Compensation

		Annual Compensation		Securities
				Underlying	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Options(#)(1)	Compensation($)

Steven A. Odom	2002	$443,180	$—	—	$—
Chief Executive Officer(2)	2001	431,250	225,000	—	—
	2000	—	—	725,000	—
James M. Logsdon	2002	266,180	—	—	—
President and	2001	270,000	85,000	—	—
Chief Operating Officer(3)	2000	58,333	—	95,000	—
Juliet M. Reising	2002	258,680	—	437,500	—
Executive Vice President and	2001	225,000	112,500	—	—
Chief Financial Officer(4)	2000	58,333	—	50,000	—

(1)	The exercise prices of all options granted to the Named Executive Officers are equal to or greater than the fair market value of the Common Stock on the dates such options were granted.

(2)	Mr. Odom became the Chief Executive Officer of the Company in September 2000. Pursuant to the terms of Mr. Odom’s employment agreement, he received stock options in lieu of cash compensation for 2000. See the section of this Annual Report titled “— Employment Agreements.”

(3)	Mr. Logsdon became the President and Chief Operating Officer of the Company in September 2000. See the section of this Annual Report titled “— Employment Agreements.”

(4)	Ms. Reising became the Executive Vice President and Chief Financial Officer of the Company in September 2000. See the section of this Annual Report entitled “— Employment Agreements.”

Option Grants in Last Fiscal Year

      The following table sets forth information with respect to options granted under the Company’s 1999 Stock incentive Plan to the Named Executive Officers for the year ended December 31, 2002.

Individual Grants

Potential
Realizable
Value at
Assumed
Annual Rates
of Stock
		Percent of			Price
	Number of	Total			Appreciation
	Securities	Options			for Option
	Underlying	Granted to			Term(1)
	Options	Employees	Exercise Price	Expiration
Name	Granted	in 2002	(per share)	Date	5%	10%

Steven A. Odom	—	—	—	—	—	—
James M. Logsdon	—	—	—	—	—	—
Juliet M. Reising(2)	437,500	30.0%	$2.14	8/2/12	$0.85	$1.35

(1)	Amounts represent certain assumed rates of appreciation as set forth by the rules of the SEC. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall market conditions. The amounts reflected in this table may not necessarily be achieved.

(2)	On August 2, 2002, the Company granted Ms. Reising a non-qualified stock option to purchase 437,500 shares of Common Stock at an exercise price of $2.14 per share; the fair market value of the Common Stock on August 2, 2002, was $0.52 per share. In February 2002, the Company terminated options and warrants held by Ms. Reising to purchase 1,190,000 shares of Common Stock with exercise prices ranging from $4.14 to $10.14 per share.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

      The following table sets forth information concerning the value at December 31, 2002, of the unexercised options held by each of the Named Executive Officers. The value of unexercised options reflects the increase in market value of the Common Stock from the date of grant through December 31, 2002. No Named Executive Officer exercised any options during the year ended December 31, 2002.

	Number of Securities		Value of Unexercised In-
	Underlying Unexercised		The-Money Options at Fiscal
	Options at Fiscal Year-End		Year-End(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Steven A. Odom(2)	2,079,453	1,062,500	$0	$0
James M. Logsdon(3)	720,802	437,500	0	0
Juliet M. Reising(4)	1,070,287	87,500	0	0

(1)	Value of the Company’s unexercised, in-the-money options based on the average of the high and low price of the Common Stock as of December 31, 2002, which was $0.495.

(2)	Includes options and warrants originally issued by Cereus prior to September 29, 2000, which were converted into options or warrants to acquire an aggregate of 2,416,953 shares of Common Stock, of which options or warrants to acquire an aggregate of 1,716,953 shares of Common Stock were exercisable at December 31, 2002, and options or warrants to acquire an aggregate of 700,000 shares of Common Stock were unexercisable at December 31, 2002.

(3)	Includes options and warrants originally issued by Cereus prior to September 29, 2000, which were converted into options or warrants to acquire an aggregate of 1,063,302 shares of Common Stock, of which options or warrants to acquire an aggregate of 625,802 shares of Common Stock were exercisable at December 31, 2002, and options or warrants to acquire an aggregate of 437,500 shares of Common Stock were unexercisable at December 31, 2002.

(4)	Includes options and warrants originally issued by Cereus prior to September 29, 2000, which were converted into options or warrants to acquire an aggregate of 670,287 shares of Common Stock, of which options or warrants to acquire an aggregate of 582,787 shares of Common Stock were exercisable at December 31, 2002, and options or warrants to acquire an aggregate of 87,500 shares of Common Stock were unexercisable at December 31, 2002.

Employment Agreements

      On September 29, 2000, the Company entered into an Executive Employment Agreement with Mr. Odom, pursuant to which Mr. Odom has agreed to serve as the Chief Executive Officer of the Company for a term of three years. The agreement provides for: (i) a term which will be automatically renewed for an additional one-year term unless either party gives notice to the other of its intention not to so renew at least 90 days prior to the termination of the then-current term; (ii) the payment of a specified base salary and an annual bonus in the discretion of the Board; (iii) a prohibition against Mr. Odom’s disclosure of confidential information for a period of two years following termination; and (iv) continuation of Mr. Odom’s salary and the benefits for the 24 months following his termination by the Company without cause or by him for “good reason.” Effective January 16, 2001, Mr. Odom’s base salary under the agreement was increased to $450,000. Effective November 2, 2002, Mr. Odom’s base salary under the agreement was reduced by 10%, or $45,000, for a period of six months.

      On September 29, 2000, the Company entered into an Executive Employment Agreement with Mr. Logsdon, pursuant to which Mr. Logsdon has agreed to serve as the President and Chief Operating Officer of the Company for a term of three years for a base salary at an annual rate per year of $175,000 through and including February 1, 2001, and at an annual rate per year of $225,000 thereafter. The agreement provides for: (i) a term which will be automatically renewed for an additional one-year term unless either party gives notice to the other of its intention not to so renew at least 90 days prior to the termination of the then-current term; (ii) the payment of a specified base salary and an annual bonus in the discretion of the Board; (iii) a prohibition against Mr. Logsdon’s disclosure of confidential information for a period of two years following termination; and (iv) continuation of Mr. Logsdon’s salary and the benefits for 24 months following his termination by the Company without cause or by him for “good reason.” Effective January 1, 2001, Mr. Logsdon’s base salary under the agreement was increased to $270,000. Effective November 2, 2002, Mr. Logsdon’s base salary under the agreement was reduced by 10%, or $27,000, for a period of six months.

      On September 29, 2000, the Company entered into an Executive Employment Agreement with Ms. Reising, pursuant to which Ms. Reising has agreed to serve as the Executive Vice President and Chief Financial Officer of the Company for a term of three years for a base salary at an annual rate per year of $175,000 through and including March 23, 2001, and at an annual rate per year of $200,000 thereafter. The agreement provides for: (i) a term which will be automatically renewed for an additional one-year term unless either party gives notice to the other of its intention not to so renew at least 90 days prior to the termination of the then-current term; (ii) the payment of a specified base salary and an annual bonus in the discretion of the Board; (iii) a prohibition against Ms. Reising’s disclosure of confidential information for a period of two years following termination; and (iv) continuation of Ms. Reising’s salary and the benefits for the 24 months following her termination by the Company without cause or by her for “good reason.” Effective January 1, 2001, and March 1, 2002, Ms. Reising’s base salary under the agreement was increased to $225,000 and $270,000, respectively. Effective November 2, 2003, Ms. Reising’s base salary under the agreement was reduced by 10%, or $27,000, for a period of six months.

Compensation Committee Interlocks And Insider Participation

      From January 1, 2002 through December 31, 2002, the Compensation Committee of the Board was comprised of non-employee directors Ms. Newmark and Mr. Heck. There were no Compensation Committee Interlocks.

      In the second quarter of 2002, PacifiCom, a consulting firm in which Mr. Heck is a partner, provided to the Company consulting services relating to performance management. In exchange for such services, in

December 2002 and January 2003, the Company issued to Mr. Heck and his partner options to purchase an aggregate of 125,000 and 15,000 shares of Common Stock, respectively, with exercise prices equal to the fair market value of the Common Stock on the date of grant. The services provided by PacifiCom had a fair market value in excess of the options granted to Mr. Heck and his partner for such services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation

Equity Compensation Plan Information

      The following table sets forth information regarding equity compensation plans under which the Common Stock is authorized for issuance as of December 31, 2002.

			Weighted Average		Number of Securities
	Number of Securities to be		Exercise Price of		Remaining Available
	Issued Upon Exercise of		Outstanding		for Future Issuance
	Outstanding Options,		Options, Warrants		Under Equity
Plan Category	Warrants and Rights		and Rights		Compensation Plans

Equity compensation plans approved by security holders:(1)	7,842,492		$2.07		4,587,693
Equity compensation plans not approved by security holders:	991,975	(2)(3)	$0.79	(2)(3)	0
Total	8,834,467		$1.93		4,587,693

(1)	Represents options granted pursuant to the Company’s 1999 Stock Incentive Plan.

(2)	Does not include (i) options to purchase 2,184,094 shares of Common Stock with a weighted average exercise price per share of $1.11, which were originally granted as options to purchase shares of Telemate.Net’s common stock pursuant to the Telemate Stock Incentive Plan and the Telemate.Net Software, Inc. 1999 Stock Incentive Plan and which were assumed by the Company in connection with the Company’s acquisition of Telemate.Net; and (ii) options and warrants to purchase 5,771,702 shares of Common Stock with a weighted average exercise price per share of $2.66, which were originally granted as options and warrants to purchase shares of Cereus’ common stock pursuant to the Cereus’ Outside Director Warrant Plan, Directors’ Warrant Plan and 1997 Stock Option Plan and which were assumed by the Company in connection with the Company’s acquisition of Cereus. The Company has not made, and will not make, any grants under the stock option or warrant plans of Telemate.Net or Cereus.

(3)	Includes options and warrants to purchase Common Stock granted under plans not approved by the Company’s shareholders. The material features of such plans are set forth below.

(a) On February 12, 2003, the Company issued a warrant to purchase 350,000 shares of Common Stock to Silicon in consideration for Silicon agreeing to amend the Company’s Credit Agreement on such date. The warrant is exercisable until February 12, 2008, at an exercise price of $0.44 per share. The number of shares underlying the warrant and the exercise price are subject to adjustment as set forth in the warrant and that certain Antidilution Agreement, dated as of February 12, 2003, between the Company and Silicon. The shares underlying the warrant are entitled to certain “piggyback” registration rights as set forth in that certain Registration Rights Agreement, dated as of February 12, 2003, between the Company and Silicon.

(b) On May 15, 2002, the Company issued a warrant to purchase 308,641 shares of Common Stock to Silicon in consideration for Silicon consenting to certain transactions engaged in by the Company. The warrant is exercisable until May 15, 2007, at an exercise price of $0.81 per share. The number of shares underlying the warrant and the exercise price are subject to adjustment as set forth in the warrant and that certain Antidilution Agreement, dated as of May 15, 2002, between the Company and Silicon. The shares underlying the warrant are entitled to certain “piggyback” registration rights as set forth in that certain Registration Rights Agreement, dated as of May 15, 2002, between the Company and Silicon.

(c) On November 16, 2001, the Company issued warrants to purchase an aggregate of 250,000 shares of Common Stock to an investment bank and five of its affiliates in consideration for investment banking services rendered in connection with the Company’s acquisition of Telemate.Net, which services had a fair market value in excess of the fair market value of such warrants. The warrants may be exercised until November 16, 2004, at an exercise price of $1.00 per share of Common Stock, subject to certain adjustments as set forth in the warrants.

(d) On January 30, 2001, the Company issued a warrant to purchase 83,334 shares of Common Stock to PNC Bank, National Association, a former lender to the Company (“PNC”), in consideration of PNC consenting to certain transactions engaged in by the Company. The warrant is exercisable until January 30, 2006, at an exercise price of $1.50 per share. The number of shares of Common Stock underlying the warrant and the exercise price are subject to adjustment as set forth in the warrant.

Beneficial Ownership

      The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of March 15, 2003 by (i) each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all executive officers and directors of the Company as a group.

	Common Stock
	Beneficially Owned(1)

	Number of Shares	Percentage
Name of Beneficial Owner	of Common Stock	of Class(2)

William K. Jurika(3)	6,786,314	7.4%
Steven A. Odom‡†(4)	2,959,671	3.2%
Juliet M. Reising‡†(5)	1,446,913	1.6%
James M. Logsdon‡†(6)	1,007,138	1.1%
Amy L. Newmark†(7)	550,000	*
Gary H. Heck†(8)	521,875	*
Joseph R. Wright, Jr.†(9)	462,465	*
Stephen E. Raville†(10)	252,500	*
All executive officers and directors as a group (7) persons(11)	7,200,562	7.5%

†	Director of the Company

‡	Officer of the Company

*	Less than 1% of the issued and outstanding shares of the Common Stock

(1)	Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of March 15, 2003, are treated as outstanding only when determining the amount and percentage owned by such individual or group.

(2)	In accordance with regulations of the SEC, the percentage calculations are based on 89,661,015 shares of Common Stock issued and outstanding as of March 15, 2003, plus shares of Common Stock which may be acquired within 60 days of March 15, 2003, by each individual or group listed.

(3)	Includes 1,607,717 shares of Common Stock issuable pursuant to a warrant exercisable within 60 days of March 15, 2003. Mr. Jurika’s address is 2030 Franklin Street, Suite 210, Oakland, California 94612.

(4)	Includes (i) 1,300 shares of Common Stock held by Mr. Odom’s wife as to which Mr. Odom may be deemed to share voting and investment power; (ii) 14,600 shares of Common Stock held by

Mr. Odom’s son as to which Mr. Odom may be deemed to share voting and investment power; and (iii) 2,639,571 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of March 15, 2003.

(5)	Includes 143,082 shares of Common Stock held in an account owned by Ms. Reising’s husband as to which Ms. Reising may be deemed to share voting and investment power and 1,303,831 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of March 15, 2003.

(6)	Includes 964,724 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of March 15, 2003.

(7)	Includes 375,000 shares of Common Stock issuable pursuant to warrants or options exercisable within 60 days of March 15, 2003.

(8)	Includes 500,000 shares of Common Stock issuable pursuant to warrants or options exercisable within 60 days of March 15, 2003.

(9)	Includes 17,500 shares of Common Stock held by Cadet, LLC, of which Mr. Wright serves as manager and in which he holds an equity interest and over which Mr. Wright may be deemed to have sole investment and voting power and 358,853 shares of Common Stock issuable pursuant to warrants and options exercisable within 60 days of March 15, 2003.

(10)	Includes 50,000 shares of Common Stock owned by the Raville 1994 Family Limited Partnership over which Mr. Raville does not have investment or voting power and over which Mr. Raville disclaims beneficial ownership and 147,500 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 15, 2003.

(11)	Includes 6,289,479 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of March 15, 2003.

Item 13.	Certain Relationships and Related Transactions

      Descriptions of the Executive Employment Agreements between the Company and each of Messrs. Odom and Logsdon and Ms. Reising are set forth in the section of this Annual Report titled “Executive Compensation — Employment Agreements.”

      In connection with the consummation of the Company’s acquisition of Telemate.Net, on November 16, 2001, Telemate.Net entered into a Separation Agreement (the “Mauro Agreement”) with Mr. Mauro, who served as a director of the Company from November 16, 2001, to February 19, 2002, pursuant to which Mr. Mauro’s employment as Chief Executive Officer and President of Telemate.Net was terminated effective November 23, 2001. Pursuant to the Mauro Agreement (i) in November 2001, Telemate.Net paid Mr. Mauro $15,769 for accrued but unused time off and $89,819 as a prorated quarterly bonus for the quarter and year ended December 2001; and (ii) Telemate.Net shall pay Mr. Mauro separation pay in the amount of $308,807 over a 12 month period and continue Mr. Mauro’s health insurance coverage for the same such period at the same cost such coverage is offered to Telemate.Net employees.

      In the second quarter of 2002, PacifiCom, a consulting firm in which Mr. Heck, a director of the Company and a member of the Compensation Committee of the Board, is a partner, provided to the Company consulting services relating to management performance. In exchange for such services, in December 2002 and January 2003, the Company issued to Mr. Heck and his partner options to purchase an aggregate of 125,000 and 15,000 shares of Common Stock, respectively, with exercise prices equal to the fair market value of the Common Stock on the date of grant. The services provided by PacifiCom had a fair market value in excess of the options granted to Mr. Heck and his partner for such services.

      There are no material relationships between the Company and its directors or executive officers except as previously discussed herein. In the ordinary course of business and from time to time, the Company and its affiliates and subsidiaries may do business with each other.

Item 14.     Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures.

      The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

      (b) Changes in Internal Controls.

      Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Lists of certain documents filed herewith as part of this Annual Report may be found as follows:

(1) A list of the consolidated financial statements required to be filed as a part of this Annual Report is shown in the “Index to Consolidated Financial Statements” on page F-1.

(2) Except for Financial Statement Schedule II, “Valuation and Qualifying Accounts,” which is filed herewith, the financial statement schedules required to be filed as a part of this Annual Report are omitted from this Annual Report because the information required by such schedules is either not applicable or is included in the consolidated financial statements and notes thereto, which statements and notes are listed on the “Index to Consolidated Financial Statements” on page F-1 and filed herewith.

(3) A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Annual Report is shown on the “Exhibit Index” filed herewith.

      (b) Reports on Form 8-K.

      During the quarter ended December 31, 2002, the Company filed with the SEC on December 17, 2002, a Current Report on Form 8-K which reported under Item 5 of such report the Company’s execution on December 13, 2002, of the Asset Purchase Agreement between the Company and Clarent.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      The following consolidated financial statements, financial statement schedule and Independent Auditors’ Report are included herein on the pages indicated:

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Verso Technologies, Inc.:

      We have audited the consolidated balance sheets of Verso Technologies, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verso Technologies, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, effective July 1, 2001, Verso Technologies, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and certain provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as required for goodwill and other intangible assets resulting from business combinations consummated after June 30, 2001, and fully adopted all provisions effective January 1, 2002.

/s/ KPMG LLP

Atlanta, Georgia

February 14, 2003, except as to paragraph 1 of Note 6 and
paragraph 5 of Note 18, which are as of April 7, 2003

VERSO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2002	2001

ASSETS:
Current assets:
Cash and cash equivalents	$1,294	$7,445
Restricted cash	300	300
Accounts receivable, net of allowance for doubtful accounts of $1,853 and $2,455 at December 31, 2002 and 2001, respectively	10,909	9,047
Inventories	4,733	3,995
Other current assets	681	1,104
Assets of discontinued operations	—	582

Total current assets	17,917	22,473
Property and equipment, net of accumulated depreciation and amortization of $4,893 and $2,188 at December 31, 2002 and 2001, respectively	4,962	6,737
Investment in Shanghai BeTrue Infotech Co. Ltd., at equity	600	—
Intangibles, net of accumulated amortization of $828 and $236 at December 31, 2002 and 2001, respectively	16,356	15,949

Total assets	$39,835	$45,159

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$800	$—
Note payable for the purchase of NACT	—	5,340
Accounts payable	1,993	1,624
Accrued compensation	1,586	3,130
Accrued expenses	4,473	6,127
Unearned revenue and customer deposits	5,387	5,904
Current portion of liabilities of discontinued operations	1,829	2,528

Total current liabilities	16,068	24,653
Liabilities of discontinued operations, net of current portion	1,302	1,772
Other long-term liabilities	1,128	—
Convertible subordinated debentures, net of discount	3,703	3,428

Total liabilities	22,201	29,853

Commitments and contingencies (Notes 6, 7, 14 and 18)
Shareholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized; 89,077,846 and 77,619,654 shares issued and outstanding	891	776
Additional paid-in capital	275,040	271,462
Notes receivable from shareholders	(1,623)	(1,620)
Accumulated deficit	(254,857)	(252,131)
Deferred compensation	(1,797)	(3,166)
Accumulated other comprehensive loss — foreign currency translation	(20)	(15)

Total shareholders’ equity	17,634	15,306

Total liabilities and shareholders’ equity	$39,835	$45,159

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	For the Year Ended December 31,

	2002	2001	2000

Revenue:
Products	$22,983	$14,367	$—
Services	21,815	15,532	12,732

Total revenue	44,798	29,899	12,732
Cost of revenue:
Products	8,141	5,762	—
Services	10,308	9,050	7,402

Total cost of revenue	18,449	14,812	7,402
Gross profit:
Products	14,842	8,605	—
Services	11,507	6,482	5,330

Total gross profit	26,349	15,087	5,330
Operating expenses:
Sales, general and administrative	17,986	15,514	12,024
Research and development	5,874	2,755	—
Depreciation and amortization of property and equipment	2,730	2,160	863
Amortization of intangibles	592	1,511	982
Deferred compensation, related to sales, general and administrative	1,173	1,766	482
Reorganization costs	324	—	511
Loss on asset abandonment	—	—	1,760

Total operating expenses	28,679	23,706	16,622

Operating loss from continuing operations	(2,330)	(8,619)	(11,292)
Other income	531	203	—
Equity in loss of Shanghai BeTrue Infotech Co. Ltd	(5)	—	—
Interest expense, net, including $601, $606 and $715 of amortization of loan fees and discount on convertible subordinated debentures in 2002, 2001 and 2000, respectively	(1,141)	(1,361)	(1,240)

Loss from continuing operations before income taxes and extraordinary item	(2,945)	(9,777)	(12,532)
Income tax benefit (expense)	200	(100)	—

Loss from continuing operations before extraordinary item	(2,745)	(9,877)	(12,532)

Discontinued operations:
Loss from discontinued operations	(331)	(135,598)	(31,950)
Loss on disposal of discontinued operations	—	(500)	(11,000)

Total discontinued operations	(331)	(136,098)	(42,950)

Loss before extraordinary item	(3,076)	(145,975)	(55,482)
Extraordinary items:
Loss from debt conversion	—	(1,640)	—
Gain on early retirement of debt	350	—	—

Net loss	$(2,726)	$(147,615)	$(55,482)

Net loss per common share — basic and diluted:
Loss from continuing operations	$(0.03)	$(0.18)	$(0.48)
Loss from discontinued operations	—	(2.49)	(1.23)
Loss on disposal of discontinued operations	—	(0.01)	(0.43)

Loss before extraordinary item	(0.03)	(2.68)	(2.14)
Extraordinary item	—	(0.03)	—

Net loss per common share — basic and diluted	$(0.03)	$(2.71)	$(2.14)

Weighted average shares outstanding — basic and diluted	80,533,324	54,431,651	25,903,431

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands, except share data)

				Notes
	Common Stock		Additional	Receivable			Foreign
			Paid-in	from	Accumulated	Deferred	Currency
	Shares	Amount	Capital	Shareholders	Deficit	Compensation	Translation	Total

BALANCES, December 31, 1999	23,808,415	$238	$75,679	$—	$(49,034)	$—	$—	$26,883
Net loss/comprehensive loss	—	—	—	—	(55,482)	—	—	(55,482)
Issuance of common stock and replacement awards of common stock warrants and options in Cereus acquisition	21,866,600	219	149,102	(667)	—	(6,885)	—	141,769
Issuance of common stock and common stock warrants in MessageClick acquisition	1,405,923	14	3,530	—	—	—	—	3,544
Amortization of deferred compensation	—	—	—	—	—	608	—	608
Exercise of stock options	1,005,596	10	3,392	—	—	—	—	3,402
Issuance of stock through Employee Stock Purchase Plan	60,355	1	297	—	—	—	—	298
Issuance of shares in private placement, net of associated fees	1,374,532	14	13,991	—	—	—	—	14,005
Warrants issued in conjunction with convertible debentures	—	—	2,378	—	—	—	—	2,378
Shares issued in exchange for services	88,712	—	350	—	—	—	—	350
Warrants issued in exchange for services	—	—	65	—	—	—	—	65
Issuance of common stock and compensatory options in reorganization	5,000	—	556	—	—	—	—	556

BALANCES, December 31, 2000	49,615,133	$496	$249,340	$(667)	$(104,516)	$(6,277)	$—	$138,376
Comprehensive loss:
Net loss	—	—	—	—	(147,615)	—	—	(147,615)
Foreign currency translation adjustment	—	—	—	—	—	—	(15)	(15)

Comprehensive loss								(147,630)
Issuance of common stock and replacement awards of common stock options in Telemate.Net Software, Inc. acquisition	24,758,070	248	18,234	(947)	—	(131)	—	17,404
Issuance of common stock options in NACT Telecommunications, Inc. acquisition	—	—	625	—	—	—	—	625
Amortization of deferred compensation	—	—	—	—	—	2,033	—	2,033
Exercise of stock options	1,090,582	11	642	—	—	—	—	653
Issuance of stock through Employee Stock Purchase Plan	211,965	2	199	—	—	—	—	201
Reduction of deferred compensation due to forfeitures	—	—	(1,209)	—	—	1,209	—	—
Accrued interest on notes receivable from shareholders	—	—	—	(6)	—	—	—	(6)
Shares issued in exchange for convertible debentures	1,918,675	19	2,266					2,285
Warrants issued in conjunction with convertible debentures	—	—	977	—	—	—	—	977
Shares issued in exchange for services	11,429	—	19	—	—	—	—	19
Warrants issued in exchange for services	—	—	219	—	—	—	—	219
Issuance of common stock and compensatory options in reorganization	13,800	—	150	—	—	—	—	150

BALANCES, December 31, 2001	77,619,654	$776	$271,462	$(1,620)	$(252,131)	$(3,166)	$(15)	$15,306
Comprehensive loss:
Net loss	—	—	—	—	(2,726)	—	—	(2,726)
Foreign currency translation adjustment	—	—	—	—	—	—	(5)	(5)

Comprehensive loss								(2,731)
Amortization of deferred compensation	—	—	—	—	—	1,173	—	1,173
Exercise of stock options	847,082	9	9	—	—	—	—	18
Issuance of stock through Employee Stock Purchase Plan	290,171	3	119	—	—	—	—	122
Reduction of deferred compensation due to forfeitures	—	—	(196)	—	—	196	—	—
Accrued interest on notes receivable from shareholders	—	—	—	(27)	—	—	—	(27)
Issuance of compensatory options in reorganization	—	—	88	—	—	—	—	88
Issuance of shares and warrants in private placement, net of associated fees	9,646,302	96	2,889	—	—	—	—	2,985
Shares issued in litigation settlement	588,430	6	431	—	—	—	—	437
Shares issued in lieu of compensation	86,207	1	27	—	—	—	—	28
Warrants issued in connection with credit facility	—	—	211	—	—	—	—	211
Payment received on notes receivable from shareholders	—	—	—	24	—	—	—	24

BALANCES, December 31, 2002	89,077,846	$891	$275,040	$(1,623)	$(254,857)	$(1,797)	$(20)	$17,634

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

	For the Year Ended December 31,

	2002	2001	2000

Operating Activities:
Continuing operations:
Net loss from continuing operations	$(2,395)	$(11,517)	$(12,532)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Extraordinary item — gain on early retirement of debt	(350)	—	—
Extraordinary item — loss on debt conversion	—	1,640	—
Equity in loss of Shanghai BeTrue Infotech Co. Ltd	5	—	—
Loss on asset abandonment	—	—	1,760
Depreciation	2,730	2,160	863
Amortization of intangibles	592	1,511	982
Amortization of deferred compensation	1,173	1,766	482
Provision for doubtful accounts	1,760	1,516	198
Amortization of loan fees and discount on convertible subordinated debentures	601	606	715
Other	73	(22)	—
Changes in current operating assets and liabilities:
Accounts receivable, net	(3,403)	(3,676)	1,522
Inventories	(913)	1,238	—
Other current assets	308	1,060	(2,238)
Accounts payable	369	(1,178)	(4,061)
Accrued compensation	(1,492)	794	166
Accrued expenses	(2,187)	(821)	637
Unearned revenue and customer deposits	(396)	(1,838)	(805)

Net cash used in continuing operating activities	(3,525)	(6,761)	(12,311)

Discontinued operations:
Loss from discontinued operations	(331)	(136,098)	(42,950)
Estimated loss on disposal of discontinued operations	—	500	11,000
Adjustment to reconcile loss from discontinued operations to net cash used in discontinued operating activities	(775)	129,797	7,622

Net cash used in discontinued operating activities	(1,106)	(5,801)	(24,328)

Net cash used in operating activities	(4,631)	(12,562)	(36,639)

Investing Activities:
Continuing operations:
Net cash used in investing activities for continuing operations —
Purchases of property and equipment, net	(889)	(1,429)	(5,256)
Software development costs capitalized	(348)	(48)	—
Investment in Shanghai BeTrue Infotech Co. Ltd.	(605)
Purchase of NACT Telecommunications, Inc.	—	(14,612)	—
Purchase of Telemate.Net Software, Inc.	—	(1,483)	—
Advance to MessageClick, Inc. prior to purchase	—	—	(300)
Purchase of MessageClick, Inc.	—	—	(137)

Net cash used in investing activities for continuing operations	(1,842)	(17,572)	(5,693)

Discontinued operations:
Software development costs capitalized, net	—	—	(2,297)
Purchases of property and equipment, net	—	—	(1,975)
Purchase of Cereus Technology Partners, Inc.	—	—	(1,887)
Net proceeds from sale of discontinued operations	—	8,122	8,566

Net cash provided by investing activities for discontinued operations	—	8,122	2,407

Net cash used in investing activities	(1,842)	(9,450)	(3,286)

Net cash used in operating and investing activities, carried forward	(6,473)	(22,012)	(39,925)

VERSO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(In thousands, except share data)

	For the Year Ended December 31,

	2002	2001	2000

Net cash used in operating and investing activities, carried forward	(6,473)	(22,012)	(39,925)

Financing Activities:
Continuing operations:
Borrowings (payments) on credit line, net	800	—	(9,654)
Payments on long-term debt	(3,900)	—	—
Proceeds from issuance of convertible subordinated debenture, net	—	—	11,346
Payments on convertible subordinated debentures	—	(4,500)	—
Advance from Cereus Technology Partners, Inc. prior to merger	—	—	10,170
Proceeds from private placement, net	2,985	—	—
Proceeds from issuances of common stock, net	408	755	17,705
Proceeds from issuance of redeemable preferred stock	—	15,000	—
Payments of notes receivable from shareholders	24	—	—

Net cash provided by financing activities for continuing operations	317	11,255	29,567

Discontinued operations:
Net cash used in financing activities for discontinued operations —
Payments on long-term debt	—	—	(493)

Net cash provided by financing activities	317	11,255	29,074

Effect of exchange rate changes on cash	5	(1)	—

Decrease in cash and cash equivalents	(6,151)	(10,758)	(10,851)
Cash and Cash Equivalents:
Beginning of year	7,445	10,855	313
Cash acquired in purchase of NACT Telecommunications, Inc.	—	2,538	—
Cash acquired in purchase of Telemate.Net Software, Inc.	—	4,810	—
Cash acquired in purchase of Cereus Technology Partners, Inc.	—	—	21,215
Cash acquired in purchase of MessageClick, Inc.	—	—	178

End of year	$1,294	$7,445	$10,855

Cash and Cash Equivalents:
Continuing operations	$1,294	$7,445	$10,659
Discontinued operations	—	—	196

Total cash and cash equivalents	$1,294	$7,445	$10,855

Supplemental disclosure of cash flow information:
Cash payments during the year for:
Interest	$395	$170	$1,108

Income taxes	$47	$101	$289

Non-cash investing and financing activities
Common stock consideration for acquisitions:
Telemate.Net Software, Inc. — issuance of 24,758,070 shares and assumption of 5,420,206 stock options	$—	$17,404	$—
NACT Telecommunications, Inc. — issuance of 1,395,089 stock options	—	625	—
MessageClick, Inc. — issuance of 1,405,923 shares	—	—	3,544
Cereus Technology Partners, Inc. — issuance of 21,866,600 shares and assumption of 19,571,192 common stock warrants and 1,376,708 stock options	—	—	141,769
Additional payments accrued for the acquisition of Encore Group	2,403	—	—
Common stock and compensatory options issued in reorganization	88	150	556
Common stock issued in exchange for convertible subordinated debentures	—	2,285	—
Warrants issued in conjunction with convertible subordinated debentures	—	977	—
Issuance of common stock in arbitration settlement	437	—	—
Issuance of warrants in exchange for services	211	219	65
Issuance of common stock in exchange for services	28	19	350
Assets acquired and liabilities assumed in conjunction with business acquisitions:
Fair value of assets acquired, excluding cash	$—	$33,761	$8,827
Consideration paid	—	16,095	2,024

Liabilities assumed	$—	$17,666	$6,803

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

1.     Organization and Basis of Presentation

      Verso Technologies, Inc. and subsidiaries (the “Company”), is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s continuing operations include two separate business segments, the Carrier Solutions Group, which the Company formerly referred to as its Gateway Solutions business, which includes the Company’s subsidiary NACT Telecommunications, Inc. (“NACT”), and the Enterprise Solutions Group, which the Company formerly referred to as its Applications and Services business, which includes the Company’s customer response center operations and the Company’s subsidiary Telemate.Net Software, Inc. (“Telemate.Net”). The Carrier Solutions Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Enterprise Solutions Group offers primarily domestic network management, support and maintenance, customer response center services and application services. The Company acquired NACT in July 2001 and Telemate.Net in November 2001. The Company’s discontinued operations include the Company’s value-added reseller business and associated consulting practice (“legacy VAR business”) and the Company’s hospitality services group, which developed and marketed proprietary software and related integration and maintenance services (“HSG”).

      The consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including Telemate.Net, NACT, MessageClick, Inc. (“MessageClick”), which the Company acquired in November 2000, and Cereus Technology Partners, Inc. (“Cereus”) and its subsidiaries, which the Company acquired in September 2000 and which the Company merged out of existence in December 2001, with such acquisitions accounted for as purchases (see Note 3). Cereus is included in discontinued operations.

      Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net loss.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in joint ventures, where the Company does not exercise control, are accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents

      The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2002 and 2001 totaling approximately $575,000 and $6.2 million, respectively, consist primarily of money market investments, which are recorded at cost, which approximates market.

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies — (Continued)

Restricted Cash

      The Company has $300,000 of restricted cash at December 31, 2002 and 2001 related to a foreign cash account.

Allowance or Doubtful Accounts

      The Company is required to estimate the collectibility of its trade receivables. Considerable judgment is required in assessing the ultimate realization of these receivables including the creditworthiness of each customer. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current telecommunications and general economic environments. The Company determines the allowance for doubtful accounts based on a specific review of outstanding customer balances plus a general reserve based on the aging of customer accounts and write-off history.

Credit, Customer and Vendor Concentrations

      The Company’s accounts receivable potentially subjects the Company to credit risk. While the Company has purchase-money-security-interests in its equipment sold on credit terms and generally prepares and files UCC financing statements with respect thereto, the Company does not seek to perfect or claim a security interest in small dollar value equipment sales and services. As of December 31, 2002, one customer of the Company’s Carrier Solutions Group accounted for more than 10%, totaling approximately $3.4 million, of the Company’s gross accounts receivable. During the year ended December 31, 2002, two customers, one from the Company’s Carrier Solutions Group and one from the Company’s Enterprise Solutions Group, individually accounted for more than 10% each of the Company’s total revenue, totaling approximately $11.9 million combined.

      As of December 31, 2001, two customers of the Company’s Carrier Solutions Group accounted for more than 10%, totaling approximately $3.0 million, of the Company’s gross accounts receivable. During the year ended December 31, 2001, two customers, one from the Company’s Carrier Solutions Group and one from the Company’s Enterprise Solutions Group, accounted for more than 10%, totaling approximately $10.1 million, of the Company’s total revenue.

      During the year ended December 31, 2000, one customer of the Company’s Enterprise Solutions Group accounted for more than 10%, totaling approximately $8.6 million, of the Company’s total revenue.

Inventories

      Inventories consist primarily of purchased electronic components for the Company’s Carrier Solutions Group, and are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

      Inventories as of December 31, 2002 and 2001, are comprised of the following (in thousands):

	December 31,

	2002	2001

Raw materials	$1,566	$1,677
Work in process	2,380	1,376
Finished goods	787	942

Total inventories	$4,733	$3,995

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies — (Continued)

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

      Property and equipment are summarized as follows (in thousands):

	2002	2001

Computers and equipment	$5,205	$4,005
Purchased software	1,252	1,208
Furniture and fixtures	1,082	1,402
Leasehold improvements	2,316	2,310

	9,855	8,925
Less accumulated depreciation and amortization	(4,893)	(2,188)

Net property and equipment	$4,962	$6,737

      Purchased software represents the cost of purchased integration software tools and the cost of internal use software acquired in connection with business combinations. It also includes the cost of licenses to use, embed and sell software tools developed by others. These costs are being amortized ratably based on the projected revenue associated with these purchased or licensed tools and products or based on the straight-line method over three years, whichever method results in a higher level of annual amortization. Amortization expense related to purchased software amounted to approximately $433,000, $193,000 and $550,000 in 2002, 2001 and 2000, respectively. During 2000, the Company replaced certain internal use software and recorded a loss on asset abandonment of approximately $1.8 million. Accumulated amortization related to purchased software totaled approximately $708,000 and $275,000 at December 31, 2002 and 2001, respectively.

Capitalized Software

      The Company’s capitalized software consists of purchased software for internal use, which is included in property and equipment and purchased software used in the Company’s research and development efforts, which is included in intangibles. Any internal software development costs incurred after establishing technological feasibility are immaterial and are charged to operations as research and development costs.

Intangibles

      Intangible assets represent the excess of cost over the fair value of net tangible assets acquired and identified other intangible assets, primarily purchased software development costs and customer relationship costs. The purchased software development costs are amortized on a straight-line basis over estimated useful lives of three years once the projects are placed in service. The customer relationship costs are amortized on a straight-line basis over its estimated useful life of ten years. Goodwill associated with the acquisitions of NACT and Telemate.Net (see Note 3) is not being amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142”).

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies — (Continued)

      Intangible assets consist of the following (in thousands):

	December 31,

	2002	2001

Intangibles subject to amortization:
Purchased software development	$2,096	$1,748
Customer relationship	2,403	—

	4,499	1,748
Accumulated amortization	(828)	(236)

Net purchased software development	3,671	1,512
Intangibles not subject to amortization:
Goodwill	12,685	14,437

Total intangibles	$16,356	$15,949

      Estimated annual amortization expense is as follows (in thousands):

Annual
Amortization

2003	$939
2004	701
2005	348
2006	240
2007	240
Thereafter	1,203

Total	$3,671

      The Company fully adopted SFAS No. 142 in 2002. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization. Goodwill amortization expense totaled approximately $1.3 million and $982,000 in 2001 and 2000, respectively. The impact of goodwill amortization on basic and diluted loss per share is as follows (in thousands, except per share amounts):

	For the Year Ended December 31,

	2002	2001	2000

Reported net loss	$(2,726)	$(147,615)	$(55,482)
Add: Goodwill amortization	—	1,275	982

Adjusted net loss	$(2,726)	$(146,340)	$(54,500)

Basic and diluted loss per share:
Reported net loss	$(0.03)	$(2.71)	$(2.14)
Goodwill amortization	—	0.02	0.04

Adjusted net loss	$(0.03)	$(2.69)	$(2.10)

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies — (Continued)

Impairment of Long-Lived Assets

      SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

      In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

      Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

      Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

Product Returns and Warranties

      The Company provides warranties for its products for one year with optional pre-paid warranty renewals in increments of either six-month or one-year terms when the customer purchases maintenance coverage through the Company. The Company’s sales and service agreements do not permit product returns by its customers. The Company has not experienced significant warranty claims to date. Accordingly, the Company has not provided a reserve for warranty costs at December 31, 2002 or 2001.

Fair Value of Financial Instruments

      Estimates of fair value of financial instruments are made at a specific point in time, based on relevant market prices and information about the financial instrument. The estimated fair values of financial instruments are not necessarily indicative of the amounts the Company might realize in actual market transactions. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

      Cash and cash equivalents, accounts receivable, inventories, accrued expenses, accounts payable, unearned revenue and customer deposits: The carrying amounts reported in the consolidated balance sheets approximate their fair value.

      Short and long-term debt: The carrying amount of the Company’s borrowings under floating rate debt approximates its fair value. The carrying amount of convertible subordinated debentures under fixed rate debt approximates its fair value because it approximates the Company’s current short-term borrowing rate.

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies — (Continued)

      At December 31, 2002 and 2001, the carrying amounts of all financial instruments approximate their fair values.

Revenue Recognition

Carrier Solutions Group

      The Company recognizes revenue from its Carrier Solutions Group from product sales of its gateway solution systems in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) when persuasive evidence of an agreement exists, delivery has occurred and installation, if to be performed by the Company, has been substantially complete, the fee is fixed and determinable, and collection of the resulting receivable, including receivables of customers to which the Company has provided customer financing, is probable. The determination of whether the collectibility of receivables is reasonably assured is based upon an assessment of the creditworthiness of the customers. In instances where collection of a receivable is not reasonably assured, revenue and related costs are deferred. Services revenue related to hardware sales are generally recognized at the time of performance.

Enterprise Solutions Group

      The Company recognizes revenue from its Enterprise Solutions Group segment from two primary sources, product sales (hardware and software licenses) and services. Revenue from software licensing and support fees is recognized in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP No. 97-2”) and SOP No. 98-9, “Software Revenue Recognition with Respect to Certain Transactions” (“SOP No. 98-9”). Accordingly, the Company recognizes software license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

      SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on the evidence that is specific to the vendor. License revenue allocated to software products generally is recognized upon delivery of the products or deferred and recognized in future periods to the extent that an arrangement includes one or more elements to be delivered at a future date and for which fair values have not been established. Revenue allocated to maintenance is recognized ratably over the maintenance term which is typically twelve months and revenue allocated to training and other service elements, such as implementation and training, are recognized as the services are performed.

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

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies — (Continued)

     Stock-Based Compensation Plan

      The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and related interpretations. As such, compensation expense to be recognized over the related vesting period is generally determined on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma income (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123 (See Note 10).

     Income Taxes

      Income taxes are computed using an asset and liability method, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     Net Loss Per Share

      Basic and diluted net loss per share are computed in accordance with SFAS No. 128, “Earnings Per Share,” using the weighted average number of common shares outstanding. The diluted net loss per share for the twelve-month periods ended December 31, 2002, 2001 and 2000 does not include the effect of the common stock equivalents, calculated by the treasury stock method, as their impact would be antidilutive. Using the treasury stock method, excluded common stock equivalents are as follows:

	2002	2001	2000

Shares issuable under stock options	2,376,136	717,302	1,827,356
Shares issuable pursuant to warrants to purchase common stock	1,641,781	39,323	3,016,212
Shares issuable under convertible subordinated debentures	1,020,408	1,011,236	1,664,351

	5,038,325	1,767,861	6,507,919

     Comprehensive Income (Loss)

      SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. The statement requires additional disclosures in the consolidated financial statements; it does not affect the Company’s financial position or results of operations. Comprehensive loss has been included in the Consolidated Statements of Shareholders’ Equity for the three-year period ended December 31, 2002.

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies — (Continued)

     Segment and Geographic Information

      In accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has determined, with the acquisition of NACT, that it has two separately reportable operating segments, Carrier Solutions Group and Enterprise Solutions Group. Substantially all of the Company’s continuing operating results and identifiable assets are in the United States of America.

     New Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which eliminates the requirement to report gains and losses related to extinguishments of debt as extraordinary items. The statement also included other amendments and technical corrections, which will not have a material impact on the Company. The provisions of the statement related to the treatment of debt extinguishments are required to be applied in fiscal years beginning after May 15, 2002. Upon adoption, previously recorded extraordinary items for debt extinguishments will be reclassified to continuing operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensations — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 is an amendment to SFAF No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company’s financial position or results of operations.

      In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” The issue addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003. The Company will adopt this new accounting effective July 1, 2003. The Company is currently evaluating the impact of this change.

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies — (Continued)

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies the disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company typically grants its customers a warranty, which guarantees that our products will substantially conform to our current specifications for twelve months from the delivery date. Historically, costs related to these guarantees have not been significant and the Company is unable to estimate the potential impact of these guarantees on the Company’s future results of operations.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Company is currently evaluating the impact of applying this Interpretation.

3.	Mergers and Acquisitions

Telemate.Net Software, Inc.

      On November 16, 2001, to increase capital and add patented communications billing and reporting for next-generation converged Internet protocol and public switched telephone networks to the Company’s product offering, the Company acquired all of the outstanding capital stock of Telemate.Net by means of a subsidiary merger. The merger consideration was approximately $4.1 million, consisting of 24,758,070 shares of the Company’s common stock with a fair value of $16.6 million, assumed options to acquire 5,420,206 shares of the Company’s common stock with exercise prices ranging from $.20 to $5.42 per share (estimated fair value of $1.8 million, using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility — 128%; expected life — one year; risk-free interest rate — 3.3%; and expected dividend yield — 0%), deferred compensation of $131,000 discussed in Note 9 and acquisition costs of approximately $2.0 million, reduced by retirement of the Company’s Series B redeemable preferred stock (“Series B Preferred Stock”) of $15.0 million and $438,000 of accrued interest thereon and notes receivable from shareholders assumed of $947,000, which are included in shareholders’ equity.

      The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled approximately $1.1 million and was allocated to goodwill. In accordance with SFAS No. 142, the Company is not amortizing this goodwill. Based on the Company’s analysis, there has been no impairment of goodwill as of December 31, 2002.

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Mergers and Acquisitions — (Continued)

NACT Telecommunications, Inc.

      On July 27, 2001, in order to enter the next-generation networking and technology market, the Company acquired from WA Telcom Products Co., Inc. (“WATP”) all of the outstanding capital stock of NACT pursuant to that certain Stock Purchase Agreement, between the Company and WATP, dated as of June 4, 2001, as amended (“the Purchase Agreement”), whereby NACT became a wholly-owned subsidiary of the Company. The purchase consideration was approximately $20.6 million, consisting of a cash payment of $14.2 million at closing funded primarily by the sale by the Company of $15.0 million of Series B Preferred Stock to Telemate.Net, an additional amount payable on March 31, 2002 of up to $5.3 million plus interest at prime, a grant to NACT’s employees of in-the-money non-qualified options to purchase shares of the Company’s common stock with a value of $625,000 and acquisition costs of approximately $500,000.

      On March 29, 2002, the Company entered into a Settlement Agreement and General Release (the “WATP Settlement Agreement”) with WATP which provided for a restructuring of the $5.3 million deferred payment due by the Company to WATP pursuant to the Purchase Agreement. Pursuant to the WATP Settlement Agreement, the Company’s obligation to pay to WATP the deferred payment (the “Deferred Amount”) on the date the Company filed its Annual Report on Form 10-K for the year ended December 31, 2001, was restructured pursuant to the terms and conditions of a Convertible Secured Promissory Note dated April 25, 2002, made by the Company in favor of WATP, in the aggregate principal amount of $4.25 million, together with interest accrued thereon (the “Note”). Pursuant to the WATP Settlement Agreement, the Company paid to WATP $1.5 million on April 1, 2002, which payment was applied to the $1.5 million payment due on April 25, 2002, by the Company to WATP pursuant to the Note. Pursuant to the Note, the Company also paid $500,000 on July 1, 2002 and October 1, 2002. In November 2002, the Company negotiated the early retirement of the remaining $1.75 million plus accrued interest due on the Note. The Company paid $1.4 million plus accrued interest and recognized an extraordinary item — gain on early retirement of debt of $350,000. The WATP Settlement Agreement was approved by the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division, which has jurisdiction over WATP’s pending bankruptcy proceeding.

      Furthermore, pursuant to the WATP Settlement Agreement, the Company and WATP released each other from claims against each other arising out of or related to the Purchase Agreement. Management’s estimate of the claims against WATP totaled approximately $1.3 million, which equaled the reduction of the deferred payment and previously accrued interest expense on the deferred payment.

      In accordance with the terms of the definitive stock purchase agreement between the Company and Telemate.Net, on July 27, 2001, Telemate.Net purchased $15.0 million of Series B Preferred Stock to fund the Company’s acquisition of NACT (see Note 9).

      The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair value of net assets acquired (including identified intangible assets of $1.7 million, which are being amortized over a three year life) totaled approximately $10.2 million and was allocated to goodwill. Based on the Company’s analysis, there has been no impairment of goodwill as of December 31, 2002.

      Prior to the purchase of NACT, the Company became an NACT reseller in the first quarter of 2001. The Company resold NACT gateway solution systems with product revenues for the six months prior to acquisition totaling $2.8 million and cost of product sales of $2.1 million.

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Mergers and Acquisitions — (Continued)

MessageClick, Inc.

      On November 22, 2000, the Company acquired all of the outstanding capital stock of MessageClick, Inc by means of a subsidiary merger. The merger consideration was approximately $4.2 million, consisting of 1,405,923 shares of the Company’s common stock with a fair value of $3.2 million, warrants to acquire 181,901 shares of the Company’s common stock with an exercise price of $4.03 per share (estimated fair value of $301,000 using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility — 88%; expected life — five years; risk-free interest rate — 5.5%; and expected dividend yield — 0%), cash of $5,000 and acquisition costs of approximately $417,000.

      The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair value of net liabilities acquired totaled approximately $9.8 million and was allocated to goodwill. The goodwill has historically been amortized over three years. In the second quarter of 2001, the Company decided to discontinue offering its MessageClick ASP service and refocus the development of this proprietary application to be offered as a licensed software product. As a result of this decision, the remaining unamortized balance of goodwill related to MessageClick totaling $7.9 million was written off as part of the loss from discontinued operations.

      Prior to the Company’s acquisition of Cereus in September 2000 (as described below) and MessageClick in November 2000, Cereus purchased 3,000,000 shares of MessageClick’s Series E Preferred Stock for an aggregate purchase price of $1,500,000. In addition, in November 2000, the Company loaned MessageClick $300,000 pursuant to a 90-day promissory note.

Allocation of Purchase Price

	Telemate.Net	NACT	MessageClick

Cash	$4,810	$2,538	$176
Other current assets	1,361	10,547	192
Property and equipment	563	2,505	1,273
Intangibles	1,062	11,871	9,874
Current liabilities	(3,821)	(1,544)	(4,207)
Deferred payment on purchase of NACT	—	(5,340)	—
Convertible subordinated debentures	—	—	(3,124)
Deferred compensation	131	—	—

Purchase consideration	$4,106	$20,577	$4,184

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Mergers and Acquisitions — (Continued)

Pro Forma Effect of Telemate.Net, NACT and MessageClick

      The following unaudited pro forma information presents the results of continuing operations of the Company as if the acquisitions of Telemate.Net, NACT and MessageClick had taken place on January 1, 2000 (in thousands, except per share amounts):

	2001	2000

Revenues	$47,567	$46,506
Net loss from continuing operations	$(17,623)	$(40,830)
Net loss from continuing operations per common share — basic and diluted	$(0.23)	$(0.81)
Loss before extraordinary item per common share — basic and diluted	(2.02)	(1.65)
Net loss per common share — basic and diluted	(2.04)	(1.65)
Weighted average shares outstanding — basic and diluted	76,137	50,662

Cereus Technology Partners, Inc.

      On September 29, 2000, the Company acquired all of the outstanding capital stock of Cereus, a reseller of business applications and consulting practice, by means of a subsidiary merger. The merger consideration was approximately $133.6 million, consisting of 21,866,600 shares of the Company’s common stock with a fair value of $106.6 million, assumed options and warrants to acquire 20,947,900 shares of the Company’s common stock with exercise prices ranging from $.51 to $10.14 per share (estimated fair value of $35.8 million, net of $6.9 million of deferred compensation discussed in Note 9, using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility — 88%; expected life — five years; risk-free interest rate — 5.5%; and expected dividend yield — 0%) and acquisition costs of approximately $1.9 million, reduced by notes receivable from shareholders of $667,000 and a $10.2 million bridge facility advanced to the Company by Cereus prior to closing.

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

      During the second quarter of 2001, the Company changed its strategic direction from primarily acting as a value-added reseller of prepackaged software to pursuing opportunities in the next generation networking and softswitch technology market. As a result of the Company’s change in strategy, the Company re-evaluated its operations obtained through prior acquisition transactions, and determined that several operations, including its Cereus business, did not add value to the new strategic direction. Management evaluated its net intangibles associated with these non-strategic operations, and based upon its consolidated operating projections of expected future cash flows over a three-year period, discounted using a 8.0% interest rate, determined that the related net intangibles were impaired. Accordingly, the Company recognized a write-down of goodwill of $77.1 million during the quarter ended June 30, 2001.

      The Company decided to discontinue investment in its legacy VAR business during the fourth quarter of 2001. As a result, the Company has accounted for the operations of Cereus as discontinued operations.

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Unconsolidated Affiliates

Shanghai BeTrue Infotech Co., Ltd.

      On October 1, 2002, the Company acquired a 51% interest in Shanghai BeTrue Infotech Co., Ltd. (“BeTrue”). The remaining 49% interest in BeTrue is owned by Shanghai Tangsheng Investments & Development Co. Ltd (“Shanghai Tangsheng”). The joint venture provides the Company with an immediate distribution channel into the China and Asia-Pacific region for the Company’s application-based Voice over Internet Protocol gateway solutions, billing systems, value-added applications and web filtering solutions. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated.

      The Company purchased the 51% interest in BeTrue for $100,000 from NeTrue Communications, Inc., Shanghai Tangsheng’s former joint venture partner with $50,000 paid at closing, $25,000 paid on December 30, 2002, and $25,000 to be paid on March 30, 2003. Upon closing the transaction, the Company also contributed to the joint venture certain next-generation communication equipment and software valued at approximately $236,000 and $50,000 cash. Additionally, the Company contributed $25,000 on December 30, 2002 and will also contribute $25,000 on March 30, 2003.

      Summarized unaudited financial information reported by this affiliate for the period subsequent to the Company’s investment and as of December 31, 2002 (in thousands) are as follows:

Operating results:
Revenues	$725

Operating loss	$(5)

Net loss	$(9)

Financial position:
Current assets	$2,053
Noncurrent assets	80

Total assets	$2,133

Current liabilities	$1,775
Stockholders’ equity	358

Total liabilities and stockholders’ equity	$2,133

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Discontinued Operations

      Following the acquisition of NACT in July 2001, the Company determined that its legacy VAR business was not strategic to the Company’s ongoing objectives and discontinued capital and human resource investment in its legacy VAR business. Accordingly, the Company elected to report its legacy VAR business as discontinued operations by early adoption of SFAS No. 144, effective for the fourth quarter of 2001. The legacy VAR business is included with HSG (which was reported as discontinued operations in 2001) for a combined presentation of discontinued operations.

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

      Summary operating results of the discontinued operations (in thousands) are as follows:

	For the Year Ended December 31,

	2002	2001	2000

Revenue	$223	$12,762	$96,944

Gross (loss) profit	(331)	374	23,429

Operating loss	(331)	(135,598)	(35,291)
Interest expense	—	—	(785)
Loss on disposal of assets	—	(500)	(6,704)
Income tax expense	—	—	(170)

Loss from discontinued operations	$(331)	$(136,098)	$(42,950)

      The loss from discontinued operations in 2001 includes depreciation of $546,000, amortization of intangibles of $22.7 million, write-down of goodwill of $95.3 million, reorganization costs of $9.2 million and amortization of deferred compensation of $267,000. The loss from discontinued operations in 2000 includes depreciation of $1.8 million, amortization of intangibles of $11.5 million, loss on asset abandonment of $218,000, reorganization costs of $1.0 million and amortization of deferred compensation of $126,000.

      The reorganization costs consist of the following (in thousands):

	2001	2000

Severance costs	$1,217	$731
Facilities closings	6,162	258
Inventory write-down	1,005
MessageClick ASP exiting costs	824	—

	$9,208	$989

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Discontinued Operations — (Continued)

      Assets and liabilities of discontinued operations (in thousands) are as follows:

	December 31,

	2002	2001

Accounts receivable, net	$—	$501
Other current assets	—	81

Assets of discontinued operations	$—	$582

Accrued restructuring costs	$2,010	$2,730
Accrued compensation	—	210
Other current liabilities	1,121	1,360

Liabilities of discontinued operations	$3,131	$4,300

      Accrued reorganization costs relates primarily to several leases for buildings and equipment that are no longer being utilized in continuing operations. The accrual is for all remaining payments due on these leases, less amounts to be paid by any sublessors. The accrual for one of the leases with total payments remaining of $2.7 million assumes that the building will be sub-leased for approximately 50% of the total lease liability over the term of the lease.

      Activity in the accrued reorganization costs was as follows:

Balance December 31, 2001	$2,730
Lease payments	(996)
Additional lease accrual	276

Balance December 31, 2002	$2,010

6.	Financing Arrangements

      On February 12, 2003, the Company amended its original credit agreement (the “Original Credit Agreement”) with its primary lender, Silicon Valley Bank (“Silicon”) to increase the Company’s credit line with Silicon from $5.0 million to $10.0 million, subject to borrowing availability. The Company also entered into certain additional arrangements with Silicon including an EX-IM (export-import) facility that will provide for working capital based on the Company’s international accounts receivable and inventory related to export sales. On April 7, 2003, the Company and Silicon further amended the credit facility to increase the EX-IM facility and to modify certain financial covenants related to the timing of the Company’s purchase of substantially all of the business assets along with related liabilities of Clarent Corporation on February 12, 2003 (as amended on February 12, 2003, and April 7, 2003, the “Amended Credit Agreement”). The Amended Credit Agreement is secured by substantially all of the assets of the Company. Interest is computed at 2.0% above Silicon’s Base Rate (6.25% at December 31, 2002). The Amended Credit Agreement provides for up to $1,000,000 in letters of credit. Advances are limited by a formula based on eligible receivables, inventory, certain cash balances, outstanding letters of credit and certain subjective limitations. Interest payments are due monthly, and the Amended Credit Agreement expires in August 2004. The Amended Credit Agreement includes a loan fee of $130,000 and .375% on unused available borrowings. Under the terms of the Amended Credit Agreement, the Company is required to maintain a minimum EBITDA (earnings before interest, taxes, depreciation and amortization), computed monthly, and cannot declare dividends or incur any additional indebtedness without the consent of Silicon, and maintain other financial covenants, as defined. Pursuant to the loan commitment letter with Silicon, on February 12, 2003, the Company issued to Silicon a warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.44 per share. The fair value of the warrant issued, totaled approximately $119,000, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility — 104%; expected

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Financing Arrangements — (Continued)

life — five years; risk-free interest rate — 3.0%; and expected dividend yield — 0%. The loan fees and fair value of the warrants issued will be amortized to interest expense over the term of the Amended Credit Agreement.

      The Company had $800,000 of borrowings under the Original Credit Agreement as of December 31, 2002. The remaining availability under the Original Credit Agreement at December 31, 2002 was $3.8 million. Under the terms of the Original Credit Agreement, the Company was required to maintain a minimum tangible net worth calculation and maintain other financial covenants, as defined. The Company was in compliance with these covenants as of December 31, 2002. The Original Credit Agreement included a loan fee of $50,000 and a fee of .25% on unused available borrowings. The Company paid certain loan fees and attorney’s fees totaling approximately $109,000 in connection with the Original Credit Agreement. On May 15, 2002, the Company issued to Silicon a warrant to purchase 308,641 shares of the Company’s common stock at an exercise price of $0.81 per share. The fair value of the warrant issued, totaled approximately $211,000, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility — 128%; expected life — five years; risk-free interest rate — 3.3%; and expected dividend yield — 0%. The loan fees, attorney’s fees and fair value of the warrants were fully amortized to interest expense as of December 31, 2002.

7.	Convertible Subordinated Debentures

      In connection with the Company’s acquisition of MessageClick, certain investors of MessageClick purchased $4.5 million of the Company’s 7.5% convertible subordinated debentures and warrants to purchase an aggregate of 181,901 shares of the Company’s common stock at an exercise price of $7.39 per share. The debentures are convertible into the Company’s common stock at a conversion price of $4.45. The convertible subordinated debentures are due November 22, 2005. The debentures have been discounted to reflect the fair value of the warrants issued, totaling approximately $1.4 million, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility — 88%; expected life — five years; risk-free interest rate — 5.5%; and expected dividend yield — 0%. The unamortized discount totaled approximately $797,000 million at December 31, 2002. In addition, the Company paid certain private placement fees and attorney’s fees in connection with the sale of the debentures totaling $50,000. The fees are being amortized to interest expense over the term of the debentures. The net value of the convertible subordinated debentures are approximately $3.7 million at December 31, 2002.

      The Company issued $7.0 million of its 5% convertible subordinated debentures during the year ended December 31, 2000. The convertible subordinated debentures were issued with warrants to purchase 364,584 shares of the Company’s common stock at an exercise price of $5.03 per share. The debentures were discounted to reflect the fair value of the warrants issued, totaling approximately $1.0 million, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility — 88%; expected life — five years; risk-free interest rate — 5.5%; and expected dividend yield — 0%. In addition, the Company paid certain private placement fees (including 88,712 shares of the Company’s common stock with a fair value at the date of issuance totaling $350,000) and attorney’s fees in connection with the sale of the debentures totaling $454,000. The fees were amortized to interest expense over the term of the debentures until the debentures were retired or converted into the Company’s common stock.

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Convertible Subordinated Debentures — (Continued)

      In January 2001, the Company modified the terms of its 5% convertible subordinated debentures. According to the modified terms of the convertible subordinated debentures, the Company repurchased $4.5 million of the outstanding $7.0 million of its 5% convertible subordinated debentures. Of the remaining $2.5 million in outstanding 5% convertible subordinated debentures, $1.5 million were converted by the investors into the Company’s common stock at a price of $1.40 per share. The remaining $1.0 million of 5% convertible subordinated debentures was converted at $1.19 per share. In connection with this modification, the Company issued warrants to purchase 945,378 shares of the Company’s common stock at an exercise price of $2.00 per share. The fair value of the warrants issued, totaled approximately $977,000, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility — 91%; expected life — five years; risk-free interest rate — 5.5%; and expected dividend yield — 0%. The cost of conversion, including the warrants issued, totaled $1.6 million in the year ended December 31, 2001.

      The cost of conversion is reflected as an extraordinary item in the consolidated statement of operations for the year ended December 31, 2001 and consisted of the following (in thousands):

Fair value of warrants issued	$977
Write off of related discount	365
Write off of related loan fees	165
Beneficial conversion	107
Legal and other costs	26

$1,640

8.	Reorganization Costs

      In the third and fourth quarters of 2002, the Company initiated certain restructuring plans. As a part of the Company’s efforts to improve operational efficiencies and financial performance the Company eliminated 42 positions held by employees. As a result of these actions, the Company recorded reorganization costs of $324,000 during the year ended December 31, 2002. The reorganization costs consist of severance costs and the balance of the accrued severance costs as of December 31, 2002 is $69,000.

      In the second quarter 2000, the Company announced a reorganization and accelerated the vesting of options for certain board members and executives who were going to be terminated in connection with the Company’s acquisition of Cereus. The costs associated with these eliminations included the fair value of 5,000 shares of the Company’s common stock issued to an employee and the intrinsic value of accelerated vesting and extended exercise dates on options previously issued to employees and directors totaling approximately $511,000.

9.	Shareholders’ Equity

Preferred Stock

      The Company originally authorized 1,000,000 shares of preferred stock, 30,000 shares of which were designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”). All 30,000 shares of the Series A Preferred Stock have been converted into 300,000 shares of the Company’s common stock.

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Shareholders’ Equity — (Continued)

      In 2001, concurrent with the acquisition of NACT, the Company issued and sold to Telemate.Net an aggregate of $15.0 million of Series B Preferred Stock at a price of $20.00 per share. Upon the acquisition of Telemate.Net, these shares were retired. There were no outstanding shares of the Company’s preferred stock at December 31, 2002 and 2001. Currently, there are 220,000 shares of undesignated preferred stock, which are authorized but unissued.

Private Placements

      On October 17, 2002, the Company issued 9,646,302 units of the Company’s securities (“Units”), with each Unit consisting of one share of common stock and a warrant to purchase one share of common stock, at a purchase price of $0.311 per Unit, resulting in aggregate proceeds of approximately $3.0 million less issuance costs of $15,000. Each warrant entitles the holder to purchase one share of restricted common stock at an exercise price of $0.311 per share. The warrants are immediately exercisable for a five-year period and are callable at any time following the date of issuance if the closing price of the Company’s common stock equals or exceeds $1.20 for ten consecutive trading days. The fair value of the warrants issued, totaled approximately $2.3 million, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility — 103%; expected life — five years; risk-free interest rate — 2.9%; and expected dividend yield — 0%.

      On March 29, 2000, the Company sold 1,194,532 shares of its common stock to accredited investors in a private placement for aggregate proceeds of approximately $13.3 million less issuance costs of $240,000.

      On June 29, 2000, the Company sold 180,000 shares of its common stock to an accredited investor in a private placement for aggregate proceeds of $990,000.

Stock Warrants

      In connection with various financing and acquisition transactions, and related services provided to the Company, the Company has issued warrants to purchase the Company’s common stock.

      During 2002, the Company issued 9,646,302 warrants in connections with the Company’s private placement on October 17, 2002, per above discussion, and 308,641 on May 15, 2002 in connection with the Company’s Original Credit Agreement (see Note 6).

      During 2001, the Company issued 945,378 warrants in connection with the modification of the terms of its 5% convertible subordinated debt agreement. The fair value of the warrants issued, totaled approximately $977,000, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility — 91%; expected life — five years; risk-free interest rate — 5.5%; and expected dividend yield — 0% (see Note 7).

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Shareholders’ Equity — (Continued)

      During 2000, the Company issued 364,584 warrants in connection with its 5% convertible subordinated debentures and 181,901 warrants in connection with its 7.5% convertible subordinated debentures. In addition, warrants issued by Cereus to purchase shares of Cereus common stock were assumed by the Company and converted at a rate of 1.75 shares of the Company’s common stock per share of Cereus common stock at the time the Company acquired Cereus. These warrants, after conversion, totaled 13,131,192 and were issued to employees and non-employees related to financing transactions of Cereus. The fair value of these warrants at the time of merger, estimated to be $17.5 million using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility — 88%; expected life — five years; risk-free interest rate — 5.5%; and expected dividend yield — 0%, was included in the cost of the acquisition. A summary of warrants outstanding at December 31, 2002, is as follows:

	Number of	Exercise
Year issued	Warrants	Price	Expiration Date

Year ended December 31, 1996	175,000	$5.38-6.00	September 2003 — October 2006
Year ended December 31, 1997	365,000	$5.00-6.00	January 2004 — September 2007
Year ended December 31, 2000	14,736,914	$0.01-7.30	February 2003 — November 2010
Year ended December 31, 2001	1,312,790	$0.01-1.98	November 2004 — January 2006
Year ended December 31, 2002	9,954,943	$0.31-0.81	May 2007 — October 2007

	26,544,647

      As of December 31, 2002, all of the warrants are vested.

10.	Stock Option Plan

      The Company has a stock option plan for employees, consultants, and other individual contributors to the Company which enables the Company to grant up to 15.0 million qualified and nonqualified incentive stock options (the “1999 Plan”). In 2001, the 1999 Plan was amended to increase the amount of stock options available for grant from 10.0 million to 15.0 million shares. The Company adopted the 1999 Plan which aggregates the Company’s prior stock option plans, in the second quarter of 1999. The qualified options are to be granted at an exercise price not less than the fair market value at the date of grant. Subject to certain exceptions, the aggregate number of shares of common stock that may be granted through awards under the 1999 Plan to any employee in any calendar year may not exceed 300,000 shares. The compensation committee of the Company’s board of directors determines the period within which options may be exercised, but no option may be exercised more than ten years from the date of grant. The compensation committee also determines the period over which the options vest. Options are generally exercisable for ten years from the grant date and generally vest over a four-year period from the date of grant.

      The 1999 Plan also provides for stock purchase authorizations and stock bonus awards. Stock bonus awards totaling 86,000 shares and 5,000 shares have been granted under the 1999 Plan as of December 31, 2002 and December 31, 2000, respectively. None were awarded for 2001. The total number of shares available for awards under the 1999 Plan as of December 31, 2002 was 4,587,693.

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Stock Option Plan — (Continued)

      Upon the acquisition of Telemate.Net in November 2001, the Company assumed the Telemate Stock Incentive Plan and the Telemate.Net Software, Inc. 1999 Stock Incentive Plan (the “Telemate.Net Plans”), and the options outstanding thereunder. The options outstanding under the Telemate.Net Plans were converted at a rate of 2.62 shares of the Company’s common stock per share of Telemate.Net’s common stock at the time of the acquisition and totaled 5,420,206 shares. These options, at the time of acquisition, had an estimated fair value of $1.8 million using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility — 128%; expected life — one year; risk-free interest rate — 3.3%; and expected dividend yield — 0%, was included in the cost of the acquisition. The Company does not plan to issue any additional shares under the Telemate.Net Plans.

      In connection with the acquisition of Telemate.Net, the Company recorded deferred compensation of approximately $131,000 for the aforementioned options granted by Telemate.Net prior to the acquisition which were exchanged for the Company’s options. The Company amortizes deferred compensation over three years, the weighted-average vesting period of the options. The Company amortized to non-cash compensation expense approximately $48,000 and $8,000 of the deferred compensation related to these option grants for the year ended December 31, 2002 and 2001, respectively. The Company reduced deferred compensation due to forfeitures relating to these options totaling approximately $41,000 during the year ended December 31, 2002.

      Upon the acquisition of Cereus in September 2000, the Company assumed the Cereus Technology Partners, Inc. 1997 Stock Option Plan (the “Cereus Plan”), and the options outstanding thereunder. The options outstanding under the Cereus Plan were converted at a rate of 1.75 shares of the Company’s common stock per share of Cereus common stock at the time of the acquisition and totaled 1,376,708. These options, at the time of acquisition, had an estimated fair value of $2.8 million using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility — 88%; expected life — five years; risk-free interest rate — 5.5%; and expected dividend yield — 0%, was included in the cost of the acquisition. The Company does not plan to issue any additional shares under the Cereus Plan.

      In connection with the acquisition of Cereus, the Company recorded deferred compensation of approximately $6.9 million for the aforementioned options granted by Cereus prior to the acquisition which were exchanged for the Company’s options. The Company amortizes deferred compensation over four years, the vesting period of the options. The Company amortized to non-cash compensation expense approximately $1.1 million, $1.8 million and $500,000 of the deferred compensation related to these option grants for the years ended December 31, 2002, 2001 and 2000, respectively. The Company reduced deferred compensation due to forfeitures relating to these options totaling approximately $155,000 and $1.2 million during the years ended December 31, 2002 and 2001, respectively.

      Prior to the acquisition of Cereus, Cereus granted stock warrants totaling 3,680,000 in 2000 to certain employees and directors outside the Cereus Plan in addition to the warrants discussed in Note 9. These stock warrants have contractual terms of 5-10 years. The majority of these warrants have an exercise price equal to the fair market value of Cereus’s common stock at the grant date. The warrants granted in 2000 vest over various terms not to exceed seven years, beginning on the date of the grant. These warrants were assumed by the Company and converted as contemplated in the merger agreement with respect to the Company’s acquisition of Cereus to 6,440,000 warrants at the time of the Cereus acquisition. The fair value of these warrants at the time of the acquisition, estimated to be $15.5 million using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility — 88%; expected life — five years; risk-free interest rate — 5.5%; and expected dividend yield — 0%, was included in the cost of the acquisition.

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Stock Option Plan — (Continued)

      The Company accelerated vesting and extended exercise dates on options for certain terminated individuals due to reorganizations during 2002 and 2000 (see Note 8). As a result, the Company recorded a non-cash charge of approximately $23,000 and $482,000 for the year ended December 31, 2002 and 2000, respectively, representing the value of the accelerated vesting and extended exercise dates for certain terminated employees. The expense is included in reorganization costs.

      A summary of the status of the Company’s stock options granted to employees, and the above warrants granted by Cereus, prior to its acquisition by the Company, as of December 31, 2002, December 31, 2001, and December 31, 2000 and the changes during the year ended on these dates is presented below:

     Employee Stock Options and Warrants

	2002		2001		2000

	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares of	Average	Shares of	Average	Shares of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding at beginning of the year	18,029,478	$2.56	14,599,370	$4.19	4,058,207	$4.05
Granted	1,366,300	1.46	9,547,453	0.90	12,665,797	4.35
Exercised	847,082	0.34	1,090,702	0.60	1,005,596	3.41
Forfeited	2,750,408	5.10	5,026,643	4.53	1,119,038	6.25
Expired	—	—	—	—	—	—

Outstanding at end of year	15,798,288	2.13	18,029,478	2.57	14,599,370	4.19

Exercisable at end of year	9,901,956	2.16	8,210,833	2.49	5,670,100	3.92

Weighted-average fair value of all options granted		0.70		0.75		4.19

      The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Assumption	2002	2001	2000

Expected Term	4.00	4.00	4.00
Expected Volatility	110.00%	130.00%	91.00%
Expected Dividend Yield	0.00%	0.00%	0.00%
Risk-Free Interest Rate	3.00%	3.32%	5.50%

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Stock Option Plan — (Continued)

      The following table summarizes information about employee stock options and the above warrants granted by Cereus, prior to its acquisition by the Company, outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

	Number		Wgtd. Avg.	Number
Range of Exercise	Outstanding	Wgtd. Avg.	Remaining	Exercisable	Wgtd. Avg.
Prices	at 12/31/02	Exercise Price	Contr.Life	at 12/31/02	Exercise Price

$0.19 to 0.53	3,813,316	$0.33	5.04	3,297,507	$0.32
0.55 to 1.19	2,380,064	1.07	6.83	1,044,256	0.94
1.20 to 1.50	578,000	1.43	8.31	67,500	1.22
1.51 to 2.14	5,030,000	2.14	7.35	2,506,792	2.14
2.15 to 5.25	3,278,525	3.79	6.25	2,380,141	3.81
5.31 to 18.00	718,383	8.12	6.11	605,760	8.08

$0.19 to $18.00	15,798,288	$2.13	6.60	9,901,956	$2.16

      If the Company had used the fair value-based method of accounting for its stock option and incentive plans and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, then the net loss and net loss per common share would have been increased to the following pro forma amounts (in thousands, except for per share amounts):

	2002	2001	2000

Net loss as reported	$(2,726)	$(147,615)	$(55,482)
Add: Stock-based compensation expense included in net loss	1,173	1,766	482
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,296)	(4,114)	(10,419)

Pro forma net loss	$(4,849)	$(149,963)	$(65,419)

Net loss per common share
As reported	$(0.03)	$(2.71)	$(2.14)
Pro forma	(0.06)	(2.76)	(2.53)

11.	Income Taxes

      The significant components of income taxes, for continuing operations are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Income Taxes:
Currently Payable	$(200)	$100	$—
Deferred	—	—	—

Income Tax (Benefit) Expense	$(200)	$100	$—

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes — (Continued)

      A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax was as follows:

	Years Ended December 31,

	2002	2001	2000

Statutory U.S. rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(4.0)	(4.0)	(3.8)
Non-deductible amortization	7.5	29.3	7.1
Effect of acquisitions	—	(8.4)	(22.1)
Effect of valuation allowance	1.2	8.3	52.8
Other permanent differences	15.2	8.9	—
Non-deductible compensation	0.9	—	—
Effect of expiring net operating loss	13.2	—	—
Reversal of accrued exposure no longer necessary	(6.8)	—	—

Total income tax expense (benefit)	(6.8)%	0.1%	0.0%

      Deferred income taxes are recognized to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$48,161	$46,700
Capital loss carryforwards	269	269
Research and development credits	1,248	1,248
Unearned revenue	2,044	1,500
Reserves	1,929	3,356
Compensation accruals	1,843	2,167
Intangible assets	2,099	2,318
Depreciable assets	1,182	1,182
Valuation allowance	(58,775)	(58,740)

Net deferred tax asset	$—	$—

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes — (Continued)

      The valuation allowance for deferred tax assets as of December 31, 2002, was approximately $58.8 million. The change of $(35,000), $12.3 million and $29.3 million in the total valuation allowance for 2002, 2001 and 2000, respectively, resulted primarily from increases in the above described temporary differences on which a valuation allowance was provided. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company’s management believes it is more likely than not the Company will not realize the benefits of the deferred tax assets, net of existing valuation allowances as of December 31, 2002 and 2001.

      The realization of deferred tax assets of $584,000 will not result in income tax expense. These deferred tax assets arose from net operating losses acquired in conjunction with an acquisition for which the Company recorded goodwill.

      At December 31, 2002, the Company had net operating loss (“NOL”) carry-forwards of approximately $126.9 million, a portion of which are subject to certain limitations under the Internal Revenue Code Section 382, and other business tax credits of approximately $1.2 million. If not utilized, the NOLs will begin expiring in years 2003 through 2022.

12.     Savings and Retirement Plan

      The Company sponsors a 401(k) savings and retirement plan which is available to all eligible employees. Under the plan, the Company may make a discretionary matching contribution. Discretionary matching contributions were approximately $209,000, $132,000 and $151,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

13.     Employee Stock Purchase Plan

      On November 16, 1999, the Company adopted the Verso Technologies, Inc. 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”), which offers employees the right to purchase shares of the Company’s common stock at 85% of the market price, as defined. Under the Stock Purchase Plan, full-time or part-time employees, except persons owning 5% or more of the Company’s common stock, who have worked for the Company for at least 15 consecutive days before the beginning of the offering period are eligible to participate in the Stock Purchase Plan. Employees may elect to have withheld up to 10% of their annual salary up to a maximum of $25,000 per year to be applied to the purchase of the Company’s unissued common stock. The purchase price is generally equal to 85% of the lesser of the market price on the beginning or ending date of the offering periods under the Stock Purchase Plan. A maximum of 1,000,000 shares of the Company’s common stock may be purchased under the Stock Purchase Plan. Shares issued under the Stock Purchase Plan were 290,171, 211,965 and 60,355 for the years ended December 31, 2002, 2001 and 2000, respectively.

14.     Commitments and Contingencies

     Leases

      The Company leases office space and certain equipment under operating leases which expire at various dates through 2010 with some leases containing options for renewal. Rent expense for continuing operations under these leases was $2.3 million, $1.9 million and $1.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Commitments and Contingencies — (Continued)

      As of December 31, 2002, approximate future commitments under operating leases in excess of one year are as follows (in thousands):

	Continuing	Discontinued
	Operations	Operations (See Note 5)

2003	$2,165	$756
2004	2,084	308
2005	1,985	188
2006	2,006	186
2007	2,035	188
Thereafter	4,126	384

Total	$14,401	$2,010

15.     Segment Information

      As a result of the Company’s acquisition of NACT, the Company is now reporting information for two segments, Carrier Solutions Group, which the Company formerly referred to as its Gateway Solutions business and Enterprise Solutions Group, which the Company formerly referred to as its Applications and Services business.

     Carrier Solutions Group:

      The Company’s Carrier Solutions Group consists of the operations of the Company’s switching subsidiary, NACT. The Company’s Carrier Solutions Group includes hardware and software, integration, applications and technical training and support.

     Enterprise Solutions Group:

      The Company’s Enterprise Solutions Group consists of the operations of the Company’s customer response center services as well as the operations of the Company’s Telemate.Net subsidiary. The Enterprise Solutions Group offers application and network design, enterprise application integration, network management, support and maintenance, customer response center services, enterprise management system solutions and application services.

      Management evaluates the business segment performance based on contributions before unallocated items. Inter-segment sales and transfers are not significant. The Company began offering carrier solutions in 2001.

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Segment Information — (Continued)

      Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Carrier	Enterprise
	Solutions	Solutions
	Group(a)	Group(a)	Total

For the Years Ended December 31,
2002
Revenue	$26,319	$18,479	$44,798
Contribution before unallocated items	3,487	6,896	10,383
Goodwill and other intangibles	11,439	4,917	16,356
Total assets	28,045	6,218	34,263
Capital expenditures	960	—	960

2001
Revenue	$15,773	$14,126	$29,899
Contribution before unallocated items	3,569	2,598	6,167
Goodwill and other intangibles	12,957	2,992	15,949
Total assets	26,205	5,458	31,663
Capital expenditures	377	—	377

2000
Revenue	$—	$12,732	$12,732
Contribution before unallocated items	—	3,868	3,868
Goodwill and other intangibles	—	2,727	2,727
Total assets	—	4,049	4,049
Capital expenditures	—	—	—

(a)	Beginning in August 2001, Carrier Solutions Group includes costs associated with certain corporate and administrative functions to support this business unit, which functions are located in Utah. Prior to the acquisition of NACT on July 27, 2001, the Company became an NACT reseller in the first quarter of 2001. The Company resold NACT carrier solutions totaling $2.8 million with cost of product sales of $2.1 million prior to July 27, 2001. Enterprise Solutions Group includes no allocation of corporate overhead costs. See also (b) below.

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Segment Information — (Continued)

      The following table reconciles the total segment profit to the loss from continuing operations before extraordinary item (in thousands):

	Years Ended December 31,

	2002	2001	2000

Contribution before unallocated items, per above	$10,383	$6,167	$3,868
Corporate and administrative expenses (b)	(7,894)	(9,349)	(10,562)
Depreciation	(2,730)	(2,160)	(863)
Amortization of intangibles	(592)	(1,511)	(982)
Deferred compensation	(1,173)	(1,766)	(482)
Reorganization costs	(324)	—	(511)
Loss on asset abandonment	—	—	(1,760)
Other income	531	203	—
Equity in loss of Shanghai BeTrue Infotech Co. Ltd.	(5)	—	—
Interest expense, net	(1,141)	(1,361)	(1,240)
Loss from continuing operations before taxes and extraordinary item	$(2,945)	$(9,777)	$(12,532)

(b)	All rent, utilities and other corporate office expenses, corporate marketing expenses, corporate development costs and corporate human resources, accounting and information technology functions that support corporate, as well as, the Enterprise Solutions Group are reflected in unallocated corporate, sales, general and administrative expenses. Office expenses, human resources, accounting and information technology costs specifically related to the Carrier Solutions Group are reflected in its contribution before unallocated items.

      The following table reconciles the segment total assets to the Company’s total assets (in thousands):

	Years Ended
	December 31,

	2002	2001

Total assets before unallocated items, per above	$34,263	$31,663
Corporate assets:
Cash and cash equivalents	692	6,798
Restricted cash	300	300
Other current assets	592	1,018
Assets of discontinued operations	—	582
Property and equipment, net	3,388	4,798
Investment in Shanghai BeTrue Infotech Co. Ltd., at equity	600	—
Total assets	$39,835	$45,159

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Other Events

     Settlement with RSL Communications, Ltd. and Affiliates

      On or about July 6, 2000, RSL Communications, Ltd., (together with certain of its affiliates (collectively, “RSL”)) filed with the American Arbitration Association (“AAA”) a demand for arbitration against NACT, which became a wholly-owned subsidiary of the Company on July 27, 2001. In the arbitration, RSL claimed that, pursuant to a Sales Agreement between RSL and NACT, NACT breached its obligation to indemnify and defend RSL against patent infringement claims made against RSL by Aerotel, Ltd. in an action pending in the United States District Court for the Southern District of New York. RSL sought to recover from NACT amounts paid by RSL to defend itself in such patent infringement action, which RSL claimed was approximately $2.0 million, together with other unspecified damages resulting from NACT’s alleged breach. On March 13, 2002, the Company entered into a Settlement Agreement and General Release (the “RSL Settlement Agreement”) with RSL, which provided that the Company issue to RSL 523,430 shares of the Company’s common stock (the “Settlement Shares”) and deposit $200,000 in escrow. Pursuant to the terms of the RSL Settlement Agreement, the Company filed with the Securities Exchange Commission (“SEC”) a Registration Statement on Form S-3 covering the resale of the Settlement Shares (the “Registration Statement”), which Registration Statement was declared effective by the SEC on June 17, 2002. On June 17, 2002, the Company issued 523,430 shares of the Company’s common stock with a market value on the effective date of the Registration Statement of approximately $403,000 and the $200,000 plus accrued interest held in escrow was released to RSL at that time.

17.     Litigation

      The Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business, and the Company does not expect these claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company.

18.     Subsequent Events

     Purchase of Clarent Corporation Assets

      On February 12, 2003, the Company purchased substantially all the business assets along with certain related liabilities of Clarent Corporation (“Clarent”) for a purchase price of $9.8 million in notes made by the Company. At closing of the purchase, the Company issued three promissory notes to Clarent: a $5.0 million secured note due February 13, 2004, which bears interest at 10% per annum, of which $500,000 is due May 13, 2003, and the remainder is due in monthly installments increasing in amount; a $1.8 million non-interest bearing unsecured note due February 13, 2004, of which $300,000 is due May 13, 2003 and the remainder is due in quarterly installments of $500,000; and a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum. The assets the Company purchased from Clarent secure the secured notes.

     Reorganization

      On February 14, 2003, the Company eliminated approximately 14 full-time employees. In connection with this reorganization, the Company will record a restructuring charge of $194,000 related to severance costs. Annualized savings are expected to be approximately $987,000.

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Subsequent Events — (Continued)

     Settlement of Certain Litigation

      On or about February 8, 2002, William P. O’Reilly, a former executive officer and director of the Company; Montana Corporation, Mr. O’Reilly’s consulting company; Clunet R. Lewis, a former officer of the Company; and CLR Enterprises, Inc., Mr. Lewis’ consulting company, filed with the AAA a demand for arbitration against the Company. Messrs. O’Reilly and Lewis and their respective consulting companies sought to have enforced the Consulting Agreements dated April 1, 1999, as amended, to which they and the Company are parties (the “Consulting Agreements”). Messrs. O’Reilly and Lewis claimed that the Company’s attempt by written notice dated June 1, 2001, to terminate the Consulting Agreements effective March 31, 2002, was ineffective and, as a result, such Consulting Agreements have automatically renewed for additional two-year terms, which terms expire on March 31, 2004. Under the terms of the Consulting Agreements, Messrs. O’Reilly and Lewis are to receive, among other things, consulting fees of $250,000 and $240,000 per year, respectively. The Company denied their claims, and the matter was presented to an AAA arbitrator in a hearing held on December 10, 2002. While the matter remained pending before the arbitrator for decision, the parties settled the claims presented in the arbitration proceeding pursuant to that certain Arbitration Award Agreement, dated as of February 3, 2003, between Mr. O’Reilly, Montana Corporation and the Company and that certain Arbitration Award Agreement, dated as of February 3, 2003, between Mr. Lewis, CLR Enterprises, Inc. and the Company (together, the “Arbitration Award Agreements”). Pursuant to the Arbitration Award Agreements, (i) on February 4, 2003, the Company issued to each of Mr. O’Reilly and Mr. Lewis 275,000 restricted shares of the Company’s common stock; and (ii) on March 14, 2003, the Company entered into thirty-month consulting agreements with each of Mr. O’Reilly and Mr. Lewis (together, the “New Consulting Agreements”). During the terms of the New Consulting Agreements, the Company shall pay to Mr. O’Reilly and Mr. Lewis an aggregate of approximately $173,000 and $160,000, respectively, in three installment payments, payable entirely in shares of the Company’s common stock, valued at the average closing price per share for a period of twenty trading days prior to the date the installment payments are due. The Arbitration Award Agreements provide that the consideration set forth therein and in the New Consulting Agreements shall be full satisfaction of any and all amounts the AAA arbitrator may award. On March 14, 2003, the AAA arbitrator awarded $250,000 and $240,000 to Mr. O’Reilly and Mr. Lewis, respectively.

      On or about May 21, 2001, John M. Good, a former employee of the Company, filed a lawsuit in the Court of Common Pleas, Cuyahoga County, Ohio, against the Company claiming, among other things, fraud, negligence, securities fraud, breach of contract, conversion and damages resulting from and related to the Company’s alleged failure to deliver, on or about January 3, 2000, 50,000 shares of the Company’s common stock to Mr. Good upon his exercise of an option to purchase such shares. The matter was set for jury trial on February 17, 2003. Based upon the Company’s anticipated exposure and the cost of litigation, on January 16, 2003, the Company and Mr. Good reached an agreement to settle all claims against the Company, which had no material impact on the Company’s consolidated financial statements.

VERSO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Subsequent Events — (Continued)

      On or about April 29, 2002, Omni Systems of Georgia, Inc. (“Omni”) and Joseph T. Dyer (“Dyer”) filed with the AAA a demand for arbitration against the Company and Eltrax International, Inc., a wholly-owned subsidiary of the Company (“Eltrax International”). Omni and Dyer claimed that the Company and Eltrax International breached that certain Assignment dated as of August 31, 1998, among Eltrax International, Dyer and Omni (the “Assignment”), which was executed in connection with the Company’s acquisition of Encore Systems, Inc., Global Systems and Support, Inc. and Five Star Systems, Inc. (collectively, the “Encore Group”) in 1998. Pursuant to the Assignment, Omni and Dyer assigned and transferred to Eltrax International all of their right, title and interest in and to a certain computer software property management system in exchange for a one-time payment. The Assignment also provided for an earn-out component of the acquisition consisting of certain contingent monthly payments equal to a percentage of the maintenance and licensing net revenues received by Eltrax International with respect to a certain contract. Omni and Dyer claimed that the Company and Eltrax International had not paid to Omni and Dyer the contingent monthly payments owed to them pursuant to the Assignment beginning in June 2002. Omni and Dyer sought recovery of over $400,000 for contingent monthly payments allegedly owed for the period from May 15, 2002 through January 2003, plus payments in like amounts going forward, together with interest thereon, attorneys’ fees and expenses. In January 2003, the matter was heard for six days by a three-arbitrator panel of the AAA. On April 1, 2003, the Company received notice that the AAA panel awarded to Omni and Dyer (i) payments and interest thereon with respect to the Assignment in the aggregate amount of approximately $506,000; and (ii) attorneys’ fees and expenses, excluding expenses of the AAA, in the aggregate amount of approximately $199,000 (net of attorneys’ fees and expenses awarded to the Company), which amounts are to be paid by Eltrax International (and not the Company) no later than April 30, 2003. Additionally, the AAA panel determined that Eltrax International (and not the Company) will be liable for future payments as they become due in accordance with the terms of the Assignment. The Company estimates that the payments to be made by Eltrax International through 2007, pursuant to the award of the AAA panel, will total approximately $2.4 million. These payments are additional costs of the Company’s acquisition of the Encore Group. Accordingly, the Company accrued the total amount of the estimated payments and increased intangibles by $2.4 million. The long-term portion of the estimated payments is included on the Company’s consolidated balance sheet in other long-term liabilities.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Additions

	Balance at	Charges to
	beginning of	costs and	Allowances		Balance at end
Description	period	expenses	acquired	Deductions	of period

Allowance for doubtful accounts:
2002	$(2,455,000)	$(1,760,000)	$—	$2,362,000	$(1,853,000)
2001	$(401,000)	$(1,516,000)	$(1,454,000)	$916,000	$(2,455,000)
2000	$(658,000)	$(198,000)	$—	$455,000	$(401,000)
Deferred tax valuation allowance:
2002	$(58,740,000)	$(35,000)	$—	$—	$(58,775,000)
2001	$(46,402,000)	$(12,338,000)	$—	$—	$(58,740,000)
2000	$(17,125,000)	$(29,277,000)	$—	$—	$(46,402,000)

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

Name	Title	Date

/s/ GARY H. HECK Gary H. Heck	Director	April 14, 2003

/s/ JAMES M. LOGSDON James M. Logsdon	President, Chief Operating Officer and Director	April 14, 2003

/s/ AMY L. NEWMARK Amy L. Newmark	Director	April 14, 2003

/s/ STEVEN A. ODOM Steven A. Odom	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 14, 2003

/s/ STEPHEN E. RAVILLE Stephen E. Raville	Director	April 14, 2003

/s/ JULIET M. REISING Juliet M. Reising	Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director (Principal Accounting and Financial Officer)	April 14, 2003

/s/ JOSEPH R. WRIGHT, JR. Joseph R. Wright, Jr.	Director	April 14, 2003

CERTIFICATION

I, Steven A. Odom, certify that:

      1. I have reviewed this annual report on Form 10-K of Verso Technologies, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ STEVEN A. ODOM

Steven A. Odom
Chairman and Chief Executive Officer

Date: April 14, 2003

CERTIFICATION

I, Juliet M. Reising, certify that:

      1. I have reviewed this annual report on Form 10-K of Verso Technologies, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JULIET M. REISING

Juliet M. Reising
Chief Financial Officer,
Executive Vice President,
Secretary and Treasurer

Date: April 14, 2003

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing

2.1	Second Amended and Restated Agreement and Plan of Merger dated as of July 27, 2000, among the Registrant, Solemn Acquisition Corporation and Cereus Technology Partners, Inc.	Incorporated by reference to Appendix A to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
2.2	Agreement and Plan of Merger dated as of August 31, 1998, among the Registrant, Encore Acquiring Corporation, Encore Systems, Inc., Global Systems and Support, Inc., Five Star Systems, Inc., Penelope A. Sellers and Joseph T. Dyer.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 10, 1998.
2.3	Agreement and Plan of Merger dated as of November 11, 1998, among the Registrant, Sulcus Hospitality Technologies Corp. and Sulcus Acquiring Corporation.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 filed February 16, 1999 (File No. 333-68699).
2.4	Stock Purchase Agreement dated as of October 26, 2000, among the Registrant, Squirrel Systems, Inc., Squirrel Systems of Canada Ltd. and SQS Acquisitions Inc.	Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
2.5	Agreement and Plan of Merger dated October 31, 2000, among the Registrant, MessageClick, Inc. and MCLICK Acquisition Corporation (the “MessageClick Merger Agreement”).	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
2.6	First Amendment to the Agreement and Plan of Merger dated as of November 9, 2000, among the Registrant, MessageClick, Inc. and MCLICK Acquisition Corporation.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
2.7	Second Amendment to the Agreement and Plan of Merger dated as of November 10, 2000, among the Registrant, MessageClick, Inc. and MCLICK Acquisition Corporation.	Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
2.8	Agreement for the Purchase and Sale of Assets dated as of September 28, 2000, among the Registrant, AremisSoft Corporation and Eltrax Hospitality Group, Inc. (the “AremisSoft Agreement”).	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.9	Letter amending the AremisSoft Agreement dated as of October 18, 2000.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.10	Letter amending the AremisSoft Agreement dated as of November 22, 2000.	Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.11	Form of Agreement between AremisSoft Norway AS and Eltrax System Scandinavia AS.	Incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.12	Form of Agreement among the Registrant, AremisSoft Corporation, AremisSoft Hospitality (Switzerland) GmbH, Eltrax AG and Eltrax Holdings AG.	Incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.

Exhibit No.	Exhibit	Method of Filing

2.13	Form of Agreement among the Registrant, AremisSoft Corporation, AremisSoft Australia Pty Limited, Eltrax Systems Pty Ltd. and Eltrax International Group, Inc.	Incorporated by reference to Exhibit 2.6 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.14	Form of Agreement among the Registrant, AremisSoft Corporation, AremisSoft Hospitality (UK) Limited and Eltrax Hospitality UK Ltd.	Incorporated by reference to Exhibit 2.7 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.15	Form of Agreement among the Registrant, AremisSoft Corporation, Impact Level (M) Sdn. Bhd., Eltrax Systems Sdn. Bhd. and Eltrax International Inc.	Incorporated by reference to Exhibit 2.8 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.16	Form of Agreement among the Registrant, AremisSoft Hospitality Group (US), Inc. and Eltrax Group, Inc.	Incorporated by reference to Exhibit 2.9 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.17	Form of Agreement among the Registrant, AremisSoft Corporation, AremisSoft (HK) Corporation Limited, Eltrax Systems Pty Limited and Eltrax International Inc.	Incorporated by reference to Exhibit 2.10 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.18	Form of Agreement among the Registrant, AremisSoft Corporation, Latin America One Pte Ltd. and Eltrax Systems Pte Ltd.	Incorporated by reference to Exhibit 2.11 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.19	Agreement and Plan of Merger dated as of May 4, 2001, among the Registrant, Telemate.Net Software, Inc. and Titan Acquiring Sub, Inc. (the “Telemate.Net Merger Agreement”).	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 16, 2001.
2.20	First Amendment to the Telemate.Net Merger Agreement dated as of June 1, 2001.	Incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K/A filed June 5, 2001.
2.21	Stock Purchase Agreement dated as of May 4, 2001, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed June 5, 2001.
2.22	Series B Preferred Stock Purchase Agreement dated as of May 4, 2001, between the Registrant and Telemate.Net Software, Inc. (the “Series B Stock Purchase Agreement”).	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 16, 2001.
2.23	First Amendment to the Series B Stock Purchase Agreement dated as of June 1, 2001, between the Registrant and Telemate.Net Software, Inc.	Incorporated by reference to Exhibit 99.2 to Amendment No 1 to the Registrant’s Current Report on Form 8-K/A filed June 5, 2001.
2.24	Second Amendment to the Series B Stock Purchase Agreement dated as of July 27, 2001, between the Registrant and Telemate.Net Software, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed August 10, 2001.
2.25	Agreement and Plan of Merger dated as of January 10, 2001, among the Registrant, SS & Co., Inc. and Senercomm, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
2.26	Asset Purchase Agreement dated as of December 13, 2002, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2002.

Exhibit No.	Exhibit	Method of Filing

2.27	First Amendment to the Asset Purchase Agreement dated as of February 4, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-18 (File No. 33-51456).
3.2	Amendment to the Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 2, 2000.
3.3	Amendment to the Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 19, 2001.
3.4	Bylaws of the Registrant, as amended.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
3.5	Amendment to the Bylaws of the Registrant, as amended.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 19, 2001.
4.1	Specimen form of the Registrant’s common stock certificate.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-18 (File No. 33-51456).
4.2	Warrant dated October 31, 1996, to purchase 106,250 shares of the Registrant’s common stock granted to Walter C. Lovett.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed November 12, 1996.
4.3	Warrant dated October 31, 1996, to purchase 106,250 shares of the Registrant’s common stock granted to Douglas L. Roberson.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 12, 1996.
4.4	Registration Rights Agreement dated as of July 27, 2000, among the Registrant, Strong River Investments, Inc. and Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.5	Registration Rights Agreement dated as of June 29, 2000, between the Registrant and E.piphany, Inc.	Incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.6	Warrant dated as of July 27, 2000, to purchase 104,168 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.7	Warrant dated as of July 27, 2000, to purchase 104,168 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.8	Warrant dated as of July 27, 2000, to purchase 26,041 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).

Exhibit No.	Exhibit	Method of Filing

4.9	Warrant dated as of July 27, 2000, to purchase 26,041 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.10	Warrant dated as of July 27, 2000, to purchase 52,083 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.11	Warrant dated as of July 27, 2000, to purchase 52,083 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.12	Warrant dated as of September 29, 2000, to purchase 1,750,000 shares of the Registrant’s common stock granted to Steven A. Odom. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.13	Warrant dated as of September 29, 2000, to purchase 875,000 shares of the Registrant’s common stock granted to James M. Logsdon. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.14	Warrant dated as of September 29, 2000, to purchase 665,000 shares of the Registrant’s common stock granted to Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.15	Warrant dated as of August 21, 2000, to purchase 300,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Steven A. Odom. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.16	Warrant dated as of August 21, 2000, to purchase 100,000 shares of Cereus Technology Partners, Inc.’s common stock granted to James M. Logsdon. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.17	Warrant dated as of August 21, 2000, to purchase 350,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.18	Warrant dated as of August 21, 2000, to purchase 250,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.19	Warrant dated as of August 21, 2000, to purchase 50,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Peter Pamplin. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

Exhibit No.	Exhibit	Method of Filing

4.20	Warrant dated as of January 30, 2001, to purchase 83,334 shares of the Registrant’s common stock granted to PNC Bank, National Association.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.21	Warrant dated as of January 30, 2001, to purchase 472,689 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.22	Warrant dated as of January 30, 2001, to purchase 472,689 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.23	Form of Warrant issued in connection with the MessageClick Merger Agreement.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
4.24	Form of Registration Rights Agreement entered into in connection with the MessageClick Merger Agreement.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
4.25	Form of 7.5% Convertible Debenture issued in connection with the Convertible Debenture and Warrant Purchase Agreement between the Registrant and the Purchasers named therein (the “Debenture Purchase Agreement”).	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
4.26	Form of Warrant issued in connection with the Debenture Purchase Agreement.	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
4.27	Form of Registration Rights Agreement entered into in connection with the Debenture Purchase Agreement.	Incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
4.28	Registration Rights Agreement dated as of February 8, 2000, among Cereus Technology Partners, Inc. and the stockholders party thereto.	Incorporated by reference to Exhibit 4(e) to Cereus Technology Partners, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 1999.
4.29	Registration Rights Agreement dated as of August 18, 2000, among Cereus Technology Partners, Inc. and the stockholders party thereto.	Incorporated by reference to Exhibit 4.32 of the Registrant’s Annual Report for the year ended December 31, 2000.
4.30	Registration Rights Agreement dated as of September 15, 2000, among Cereus Technology Partners, Inc. and the stockholders party thereto.	Incorporated by reference to Exhibit 4.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
4.31	Registration Rights Agreement dated as of September 27, 2000, among Cereus Technology Partners, Inc. and the stockholders party thereto.	Incorporated by reference to Exhibit 4.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
4.32	Registration Rights Agreement dated as of July 27, 2002, entered into in connection with the Series B Stock Purchase Agreement.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2001.

Exhibit No.	Exhibit	Method of Filing

4.33	Purchase Agreement dated as of January 18, 2001, among the Registrant, Strong River Investments, Inc. and Bay Harbor Investments, Inc. (the “Strong River Debenture Purchase Agreement”).	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.34	Amendment dated as of January 23, 2001, to the Strong River Debenture Purchase Agreement.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.35	Amendment dated as of January 25, 2001, to the Strong River Debenture Purchase Agreement.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.36	Registration Rights Agreement dated as of January 30, 2001, among the Registrant, Strong River Investments, Inc. and Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.37	Form of Warrant issued in connection with the Registrant’s acquisition of Telemate.Net Software, Inc.	Incorporated by reference to Exhibit 4.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
4.38	Warrant dated as of May 15, 2002, to purchase 308,641 shares of the Registrant’s common stock granted to Silicon Valley Bank.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.39	Registration Rights Agreement dated May 15, 2002, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.40	Antidilution Agreement dated May 15, 2002, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.41	Convertible Secured Promissory Note dated April 25, 2002, executed by the Registrant in favor of WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.
4.42	Warrant to Purchase Stock dated as of February 12, 2003, to purchase 350,000 shares of the Registrant’s common stock granted to Silicon Valley Bank.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
4.43	Registration Rights Agreement dated as of February 12, 2003, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
4.44	Antidilution Agreement dated as of February 12, 2003, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
4.45	Form of Warrant issued in connection with the Registrant’s October 2002 private placement offering.	Filed herewith.
4.46	Form of Registration Rights Agreement issued in connection with the Registrant’s October 2002 private placement offering.	Filed herewith.

Exhibit No.	Exhibit	Method of Filing

10.1	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-18 (File 33-51456).
10.2	Form of Non-Statutory Option Agreement.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-18 (File 33-51456).
10.3	Form of Non-Employee Director Stock Option Agreement.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 1993.
10.4	1992 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-18 (File No. 33-51456).
10.5	1995 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 1995.
10.6	1997 Stock Incentive Plan.	Incorporated by reference to the Registrant’s Proxy Statement for its 1997 Annual Meeting of Stockholders.
10.7	1998 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-4 filed February 16, 1999 (File No. 333-68699).
10.8	1999 Stock Incentive Plan.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed August 13, 1999.
10.9	First Amendment to the 1999 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
10.10	Amendment to the 1999 Stock Incentive Plan.	Filed herewith.
10.11	1999 Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed December 8, 1999 (File No. 333-92337).
10.12	Real Estate Lease dated as of June 1, 1996, among Walt Lovett, Doug and Lisa Roberson, and Atlantic Network Systems, Inc.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the nine-month transition period ended December 31, 1996.
10.13	Lease Agreement dated as of September 15, 1996, among Burgoe/Wyomissing Partners and Hi-Tech Connections, Inc.	Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1997.
10.14	Lease Agreement dated as of December 1, 1996, among JMG Development Co. Ltd. and DataComm Associates, Inc.	Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1997.

Exhibit No.	Exhibit	Method of Filing

10.15	Amended and Restated Preferred Vendor Arrangement dated as of May 15, 1992, between Holiday Hospitality Corporation and Encore Systems, Inc.	Incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-4 filed February 16, 1999 (File No. 333-68699).
10.16	Office Lease Agreement dated as of September 20, 1999, between the Registrant and Galleria 400 LLC.	Incorporated by reference to Exhibit 10.51 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
10.17	First Amendment to Office Lease Agreement dated as of March 31, 2000, between the Registrant and Galleria 400 LLC.	Incorporated by reference to Exhibit 10.52 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
10.18	Convertible Debenture Purchase Agreement dated as of July 27, 2000, among the Registrant, Strong River Investments, Inc. and Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 10.53 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
10.19	Subscription Agreement dated as of June 29, 2000, between the Registrant and E.piphany, Inc.	Incorporated by reference to Exhibit 10.54 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
10.20	Executive Employment Agreement dated as of September 29, 2000, between the Registrant and Steven A. Odom. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.21	Executive Employment Agreement dated as of September 29, 2000, between the Registrant and James M. Logsdon. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.22	Executive Employment Agreement dated as of September 29, 2000, between the Registrant and Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.23	Form of Escrow Agreement entered into in connection with the MessageClick Merger Agreement.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
10.24	Convertible Debenture and Warrant Purchase Agreement dated as of October 31, 2000, between the Registrant and the purchasers signatory thereto.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
10.25	Cereus Technology Partners, Inc. Directors’ Warrant Incentive Plan. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10(cc) to Cereus Technology Partners, Inc.’s Annual Report on Form 10-KSB40 for the year ended December 31, 1999.
10.26	Cereus Technology Partners, Inc. Outside Directors’ Warrant Plan. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10(dd) to Cereus Technology Partners, Inc.’s Annual Report on Form 10-KSB40 for the year ended December 31, 1999.

Exhibit No.	Exhibit	Method of Filing

10.27	Assignment and Assumption Agreement dated as of September 29, 2000, between the Registrant and Cereus Technology Partners, Inc. assigning rights under the Registration Rights Agreements dated February 8, 2000, August 18, 2000, September 15, 2000, and September 27, 2000.	Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.28	Loan and Security Agreement dated December 14, 2001, among the Registrant, NACT Telecommunications, Inc., Telemate.Net Software, Inc. and Silicon Valley Bank, Commercial Finance Division.	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.29	Final Settlement Agreement and General Release dated as of March 13, 2002, among the Registrant, NACT Telecommunications, Inc., RSL COM U.S.A., Inc., and RSL COM Primecall, Inc.	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.30	Separation Agreement dated as of November 16, 2001, between Telemate.Net Software, Inc. and Richard L. Mauro. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.31	Separation Agreement dated as of November 16, 2001, between Telemate.Net Software, Inc. and Janet Van Pelt. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.32	Lease Agreement dated as of December 30, 1999, between NACT Telecommunications, Inc. and Boggess-Riverwoods Company, L.L.C.	Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.33	Instrument of Assumption and Substitution of Guarantor of Lease dated as of July 27, 2001, among the Registrant, World Access, Inc., Boggess Holdings, L.L.C. and NACT Telecommunications, Inc.	Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.34	Intellectual Property Security Agreement dated as of December 14, 2001, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.35	Intellectual Property Security Agreement dated as of December 14, 2001, between NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.36	Intellectual Property Security Agreement dated as of December 14, 2001, between Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.37	Form of Affiliate Agreement executed in connection with the Telemate.Net Merger Agreement.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated May 16, 2001.

Exhibit No.	Exhibit	Method of Filing

10.38	Telemate.Net Software, Inc. 1999 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.13 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).
10.39	Amendment to the Telemate.Net 1999 Software, Inc. Stock Incentive Plan.	Incorporated by reference to Exhibit 10.18 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).
10.40	Telemate Stock Incentive Plan.	Incorporated by reference to Exhibit 10.10 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).
10.41	Amendment to Telemate Stock Incentive Plan.	Incorporated by reference to Exhibit 10.14 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).
10.42	Form of Indemnification Agreement entered into as of October 12, 2001, between the Registrant and each of its directors and non-director officers at the level of Vice-President and above.	Incorporated by reference to Appendix F-1 to the Registrant’s Registration Statement on Form S-4/A filed October 12, 2001 (File No. 333- 62262).
10.43	Settlement Agreement and General Release dated March 29, 2002, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.
10.44	Stipulation for Settlement and Mutual Release dated as of July 19, 2002, among the Registrant, AremisSoft Corporation, Softbrands, Inc. and others.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.45	Interest Purchase Agreement dated as of June 4, 2002, between the Registrant and NeTrue Communications, Inc.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.46	Security Agreement dated April 25, 2002, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.
10.47	Security Agreement dated April 25, 2002, among Telemate.Net Software, Inc., NACT Telecommunications, Inc. and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.
10.48	Pledge Agreement dated April 25, 2002, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.
10.49	Guaranty dated April 25, 2002, among Telemate.Net Software, Inc., NACT Telecommunications, Inc. and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.
10.50	Subordination Agreement dated April 25, 2002, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.
10.51	Form of Deposit Account Control Agreement among the Registrant, WA Telcom Products Co., Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.

Exhibit No.	Exhibit	Method of Filing

10.52	Amendment to Loan Documents dated February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.53	Loan and Security Agreement (Exim Program) dated February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.54	Borrower Agreement dated February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.55	Secured Promissory Note dated February 12, 2003, in principal amount of $4.0 million, made by the Registrant in favor of Silicon Valley Bank.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.56	Subordination Agreement dated February 12, 2003, among the Registrant, Clarent Corporation and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.57	Loan and Security Agreement dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.58	Secured Subordinated Promissory Note dated February 12, 2003, in principal amount of $5.0 million, made by the Registrant in favor of Clarent Corporation.	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.59	Secured Subordinated Promissory Note dated February 12, 2003, in principal amount of $3.0 million, made by the Registrant in favor of Clarent Corporation.	Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.60	Unsecured Subordinated Promissory Not, dated February 12, 2003, in principal amount of $1.8 million, made by the Registrant in favor of Clarent Corporation.	Incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.61	Bill of Sale, Assignment and Assumption Agreement, dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.10 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.62	Assignment of Patent Rights dated as of February 7, 2003, made by Clarent Corporation to the Registrant.	Incorporated by reference to Exhibit 99.11 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.63	Assignment of Trademarks dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.12 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.64	Intellectual Property and Security Agreement dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.13 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.65	Settlement Agreement dated November 6, 2002, between the Registrant and WA Telcom Products Co., Inc.	Filed herewith.

Exhibit No.	Exhibit	Method of Filing

10.66	Assignment and Collection Agreement dated December 5, 2002, between the Registrant and WA Telcom Products Co., Inc.	Filed herewith.
10.67	Cross-Corporate Continuing Guaranty dated as of February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Clarent Canada Ltd.	Filed herewith.
10.68	Lease for 1221 West Mineral Avenue, dated as of February 11, 2003, between the Registrant and A.S. Burger Investments, LLC.	Filed herewith.
10.69	Movable Hypothec dated as of February 20, 2003, between the Registrant and Silicon Valley Bank.	Filed herewith.
10.70	Movable Hypothec dated as of February 20, 2003, between the Clarent Canada Ltd. and Silicon Valley Bank.	Filed herewith.
10.71	Settlement Agreement and Full Release of Claims dated as of February 12, 2003, between the Registrant and John M. Good.	Filed herewith.
10.72	Arbitration Award Agreement dated February 3, 2002, and among the Registrant, Clunet R. Lewis and CLR Enterprises, Inc.	Filed herewith.
10.73	Arbitration Award Agreement dated February 3, 2002, among the Registrant, William P. O’Reilly and Montana Corporation.	Filed herewith.
10.74	Consulting Agreement dated as of March 14, 2003, between the Registrant and William P. O’Reilly.	Filed herewith.
10.75	Consulting Agreement dated as of March 14, 2003, between the Registrant and Clunet R. Lewis.	Filed herewith.
10.76	Amendment to Loan Documents dated April 7, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Filed herewith.
10.77	Amendment to Loan Documents (Exim Program) dated April 7, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Filed herewith.
21.1	Subsidiaries of the Registrant.	Filed herewith.
23.1	Consent of KPMG LLP.	Filed herewith.
99.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
99.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

