Form 10-Q
period 2003-03-31
VERSO TECHNOLOGIES INC
filed 2003-05-15
CIK 797448

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from____________ to ____________

Commission file number 0-22190

VERSO TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

MINNESOTA	41-1484525
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

400 Galleria Parkway, Suite 300, Atlanta, GA 30339
(Address of Principal Executive Offices)

(678) 589-3500
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ].

Indicated by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]  No [X].

Shares of the registrant’s common stock, par value $.01 per share, outstanding as of May 14, 2003: 89,691,755.

VERSO TECHNOLOGIES, INC.
FORM 10-Q

INDEX

		Page No.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2003 and
	December 31, 2002	2
	Condensed Consolidated Statements of Operations for the three months
	ended March 31, 2003 and 2002	3
	Condensed Consolidated Statements of Cash Flows for the three months
	ended March 31, 2003 and 2002	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	28
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 2.	Changes in Securities and Use of Proceeds	30
Item 6.	Exhibits and Reports on Form 8-K	30
Signature Page		33
Certifications		34
Exhibit Index		36

VERSO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS:
Current assets:
Cash and cash equivalents	$269	$1,294
Restricted cash	419	300
Accounts receivable, net	14,825	10,909
Inventories	10,136	4,733
Other current assets	1,639	681

Total current assets	27,288	17,917
Property and equipment, net	6,126	4,962
Investment in Shanghai BeTrue Infotech Co. Ltd., at equity	567	600
Other intangibles, net	3,619	3,671
Goodwill	12,685	12,685

Total assets	$50,285	$39,835

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$2,200	$800
Current portion of notes payable	6,800	—
Accounts payable	2,340	1,993
Accrued compensation	1,662	1,586
Accrued expenses	3,790	4,473
Unearned revenue and customer deposits	5,959	5,387
Current portion of liabilities of discontinued operations	1,283	1,829

Total current liabilities	24,034	16,068
Liabilities of discontinued operations, net of current portion	1,255	1,302
Other long-term liabilities	962	1,128
Notes payable, net of current portion	3,000	—
Convertible subordinated debentures, net of discount	3,772	3,703

Total liabilities	33,023	22,201

Shareholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized; 89,691,755 and 89,077,846 shares issued and outstanding	897	891
Additional paid-in capital	275,488	275,040
Notes receivable from shareholders	(1,578)	(1,623)
Accumulated deficit	(255,982)	(254,857)
Deferred compensation	(1,594)	(1,797)
Accumulated other comprehensive income (loss) — foreign currency translation	31	(20)

Total shareholders’ equity	17,262	17,634

Total liabilities and shareholders’ equity	$50,285	$39,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)
(Unaudited)

	For the three months ended March 31,

	2003	2002

Revenue:
Products	$7,268	$6,604
Services	5,729	5,390

Total revenue	12,997	11,994
Cost of revenue:
Products	2,761	2,331
Services	2,664	2,618

Total cost of revenue	5,425	4,949
Gross profit:
Products	4,507	4,273
Services	3,065	2,772

Total gross profit	7,572	7,045
Operating expenses:
General and administrative	3,321	3,112
Sales and marketing	1,891	1,765
Research and development	1,896	1,675
Depreciation and amortization of property and equipment	653	762
Amortization of intangibles	212	142
Amortization of deferred compensation, related to sales, general and administrative	199	324
Reorganization costs	194	—

Total operating expenses	8,366	7,780

Operating loss from continuing operations	(794)	(735)
Other income	9	86
Equity in loss of Shanghai BeTrue Infotech Co. Ltd	(33)	—
Interest expense, net, including $92 and $95 of amortization of loan fees and discount on convertible subordinated debentures in 2003 and 2002, respectively	(307)	(210)

Loss from continuing operations before income taxes	(1,125)	(859)
Income tax benefit (expense)	—	—

Loss from continuing operations	(1,125)	(859)
Loss from discontinued operations, net of income taxes	—	(331)

Net loss	$(1,125)	$(1,190)

Net loss per common share — basic and diluted:
Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	—	(0.01)

Net loss per common share — basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding — basic and diluted	89,437,720	77,882,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	For the three months ended March 31,

	2003	2002

Operating Activities:
Continuing operations:
Net loss from continuing operations	$(1,125)	$(859)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Equity in loss of Shanghai BeTrue Infotech Co. Ltd	33	—
Depreciation	653	762
Amortization of intangibles	212	142
Amortization of deferred compensation	199	324
Provision for doubtful accounts	644	351
Amortization of loan fees and discount on convertible subordinated debentures	92	95
Other	12	(30)
Changes in current operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,925)	(1,430)
Inventories	652	126
Other current assets	(375)	222
Accounts payable	244	(111)
Accrued compensation	3	(928)
Accrued expenses	(909)	(244)
Unearned revenue and customer deposits	86	(110)

Net cash used in continuing operating activities	(1,504)	(1,690)

Discontinued operations:
Loss from discontinued operations	—	(331)
Adjustment to reconcile loss from discontinued operations to net cash used in discontinued operating activities	(329)	118

Net cash used in discontinued operating activities	(329)	(213)

Net cash used in operating activities	(1,833)	(1,903)

Investing Activities:
Net cash used in investing activities - Purchases of property and equipment, net	(167)	(222)
Software development costs capitalized	(160)	(82)
Purchase of Clarent Corporation, net of cash acquired	(295)	—

Net cash used in investing activities	(622)	(304)

Financing Activities:
Borrowings on credit line, net	1,400	—
Proceeds from issuances of common stock, net	—	183

Net cash provided by financing activities	1,400	183

Effect of exchange rate changes on cash	30	—

Decrease in cash and cash equivalents	(1,025)	(2,024)
Cash and cash equivalents at beginning of period	1,294	7,745

Cash and cash equivalents at end of period	$269	$5,721

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$153	$55

Income taxes	$10	$33

Non-cash investing and financing activities
Common stock and compensatory options issued in reorganization	$125	$65
Issuance of common stock in litigation settlement	264	—
Issuance of warrants in exchange for services	119	—
Assets acquired and liabilities assumed in conjunction with business acquisitions:
Fair value of assets acquired, excluding cash	$11,081	$—
Consideration paid	295	—

Liabilities assumed	$10,786	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

1.	BASIS OF PRESENTATION

Verso Technologies, Inc. and subsidiaries (the “Company”), is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s continuing operations include two separate business segments, the Carrier Solutions Group, which the Company formerly referred to as its Gateway Solutions business, which includes the Company’s subsidiary NACT Telecommunications, Inc. (“NACT”) and the Company’s Clarent softswitching division, and the Enterprise Solutions Group, which the Company formerly referred to as its Applications and Services business, which includes the Company’s subsidiary Telemate.Net Software, Inc. (“Telemate.Net”) and the Company’s Clarent Netperformer division as well as the Company’s customer response center operations. The Carrier Solutions Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Enterprise Solutions Group offers network management, support and maintenance, customer response center services and application services. The Company acquired NACT in July 2001 and Telemate.Net in November 2001. The Company’s discontinued operations include the Company’s value-added reseller business and associated consulting practice (“legacy VAR business”) and the Company’s hospitality services group (“HSG”), all of which were inactive by the end of the first quarter of 2002.

The condensed consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including Telemate.Net, NACT, Clarent Canada Ltd. and MessageClick, Inc. (“MessageClick”).

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

The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.	MERGERS AND ACQUISITIONS

Clarent Corporation

On February 12, 2003, to increase the Company’s holdings in the next-generation networking and technology market, the Company acquired substantially all the business assets along with certain related liabilities of Clarent Corporation (“Clarent”). The purchase consideration was approximately $10.6 million, consisting of $9.8 million in seller notes made by the Company and acquisition costs of approximately $750,000. At closing of the acquisition, the Company issued three promissory notes to Clarent: a $5.0 million secured note due February 13, 2004, which bears interest at 10% per annum, of which $500,000 is due May 13, 2003, and the remainder is due in monthly installments beginning in June, increasing in amount each month; a $1.8 million non-interest bearing unsecured note due February 13, 2004, of which $300,000 is due May 13, 2003 and the remainder is due in quarterly installments of $500,000; and a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum. The assets the Company purchased from Clarent are security for the secured notes.

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2003

(Unaudited)

2.	MERGERS AND ACQUISITIONS, Continued

Clarent Corporation — Continued

The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition.

The Company has prepared an initial allocation of the purchase price based on the estimated fair values of certain assets, receivables and estimated liabilities. The Company is continuing to obtain information as to ultimate valuation, recoverability and realization with respect to the fair values of certain acquired assets being held for sale, intangible assets, and estimated liabilities. Upon resolution of the estimates and fair values, the Company anticipates the allocation of purchase price to be finalized prior to the end of the first quarter of 2004.

The preliminary allocation of the purchase price for the assets acquired from Clarent, is as follows:

Clarent

Cash and cash equivalents	$350
Restricted cash	115
Accounts receivable	2,635
Inventories	6,055
Other current assets	626
Property and equipment	1,650
Accounts payable	(103)
Accrued compensation	(198)
Accrued expenses	(93)
Deferred revenue	(487)

Purchase price	$10,550

Pro Forma Effect of Clarent Transaction

The results of Clarent have been included in the consolidated results subsequent to February 12, 2003. The following unaudited pro forma information presents the results of continuing operations of the Company for the three months ended March 31, 2003 and 2002, as if the acquisition of the assets from Clarent had taken place on January 1, 2002, (in thousands, except per share amounts):

	2003	2002

Revenues	$14,644	$19,458
Net loss from continuing operations	$(4,180)	$(20,400)
Net loss	$(4,180)	$(20,731)
Net loss from continuing operations per common share — basic and diluted	$(0.05)	$(0.26)
Net loss per common share — basic and diluted	(0.05)	(0.27)
Weighted average shares outstanding — basic and diluted	89,438	77,882

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2003

(Unaudited)

3.	UNCONSOLIDATED AFFILIATES

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

The Company purchased the 51% interest in BeTrue for $100,000 from NeTrue Communications, Inc., Shanghai Tangsheng’s former joint venture partner with $50,000 paid at closing, $25,000 paid on December 30, 2002, and $25,000 paid on March 30, 2003. Upon closing the transaction, the Company also contributed to the joint venture certain next-generation communication equipment and software valued at approximately $236,000 and $50,000 cash. Additionally, the Company contributed $25,000 on December 30, 2002 and $25,000 on March 30, 2003.

Summarized financial information reported by this affiliate for the three months ended March 31, 2003 (in thousands) are as follows:

Operating results:
Revenues	$78

Operating loss	$(77)

Net loss	$(65)

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2003

(Unaudited)

4.	DISCONTINUED OPERATIONS

Following the acquisition of NACT in July 2001, the Company determined that its legacy VAR business was not strategic to the Company’s ongoing objectives and discontinued capital and human resource investment in its legacy VAR business. Accordingly, the Company elected to report its legacy VAR business as discontinued operations by early adoption of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”).

Summary operating results of the discontinued operations for the three months ended March 31, 2003 and 2002 (in thousands) were as follows:

	Three months ended March 31,

	2003	2002

Revenue	$—	$223

Gross (loss) profit	$—	$(331)

Operating loss	$—	$(331)

Loss from discontinued operations	$—	$(331)

Liabilities of discontinued operations (in thousands) are as follows:

	March 31,	December 31,
	2003	2002

Accrued restructuring costs	$1,896	$2,010
Other current liabilities	642	1,121

Liabilities of discontinued operations	$2,538	$3,131

Accrued reorganization costs relates primarily to several leases for buildings and equipment that were utilized by the discontinued operations and are no longer being utilized in continuing operations. The accrual is for all remaining payments due on these leases, less estimated amounts to be paid by any sublessors. The accrual for one of the leases with total payments remaining of $2.6 million assumes that the building will be sub-leased for approximately 50% of the total lease liability over the term of the lease.

Activity in the restructuring accrual for discontinued operations was as follows:

Balance December 31, 2002	$2,010
Lease payments	(240)
Additional restructuring accrual	126

Balance March 31, 2003	$1,896

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2003

(Unaudited)

5.	INVENTORIES

Inventories consist primarily of purchased electronic components, and are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

Inventories as of March 31, 2003 and December 31, 2002, are comprised of the following (in thousands):

	March 31,	December 31,
	2003	2002

Raw materials	$7,071	$1,566
Work in process	1,971	2,380
Finished goods	1,094	787

Total inventories	$10,136	$4,733

6.	INTANGIBLES

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

Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Intangibles subject to amortization:
Purchased software development	$2,256	$2,096
Customer relationship	2,403	2,403

	4,659	4,499
Accumulated amortization	(1,040)	(828)

Net intangibles subject to amortization	3,619	3,671
Intangibles not subject to amortization:
Goodwill	12,685	12,685

Total intangibles	$16,304	$16,356

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2003

(Unaudited)

6.	INTANGIBLES, Continued

Estimated annual amortization expense is as follows (in thousands):

Annual
Amortization

remaining 2003	$637
2004	916
2005	383
2006	240
2007	240
Thereafter	1,203

$3,619

7.	LOAN FACILITY WITH SILICON VALLEY BANK

In February 2003, the Company amended its original credit agreement (the “Original Credit Agreement”) with its primary lender, Silicon Valley Bank (“Silicon”) to increase the Company’s credit line with Silicon from $5.0 million to $10.0 million, subject to borrowing availability. The Company also entered into certain additional arrangements with Silicon including an export-import (“EX-IM”) facility that will provide for working capital based on the Company’s international accounts receivable and inventory related to export sales. On April 7, 2003, the Company and Silicon further amended the credit facility to increase the EX-IM facility and to modify certain financial covenants related to the timing of the Company’s acquisition of substantially all of the business assets along with related liabilities of Clarent on February 12, 2003 (as amended on February 12, 2003 and April 7, 2003, the “Amended Credit Agreement”). The Amended Credit Agreement is secured by substantially all of the assets of the Company. Interest is computed at 2.0% above Silicon’s Base Rate (6.25% at March 31, 2003). The Amended Credit Agreement provides for up to $1,000,000 in letters of credit. Advances are limited by a formula based on eligible receivables, inventories, certain cash balances, outstanding letters of credit and certain subjective limitations. Interest payments are due monthly, and the Amended Credit Agreement expires in August 2004. The Amended Credit Agreement includes a loan fee of $130,000 and .375% on unused available borrowings. Under the terms of the Amended Credit Agreement, the Company must maintain a minimum EBITDA (earnings before interest, taxes, depreciation and amortization), computed monthly, and may not declare dividends or incur any additional indebtedness without the consent of Silicon, and must comply with other financial covenants, as defined. The Company was in compliance with these covenants as of March 31, 2003. Pursuant to the loan commitment letter with Silicon, on February 12, 2003, the Company issued to Silicon a warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.44 per share. The fair value of the warrant issued totaled approximately $119,000, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility — 104%; expected life — five years; risk-free interest rate — 3.0%; and expected dividend yield — 0%. The loan fees and fair value of the warrants issued are being amortized to interest expense over the term of the Amended Credit Agreement.

The Company had $2.2 million of borrowings under the Amended Credit Agreement as of March 31, 2003. The remaining availability under the Amended Credit Agreement at March 31, 2003 was $5.6 million.

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2003

(Unaudited)

8.	CONVERTIBLE SUBORDINATED DEBENTURES

In connection with the acquisition of MessageClick, certain investors of MessageClick purchased $4.5 million of the Company’s 7.5% convertible subordinated debentures and warrants to purchase an aggregate of 1,026,820 shares of the Company’s common stock at an exercise price of $7.30 per share. The debentures are convertible into the Company’s common stock at a conversion price of $4.41. The convertible subordinated debentures are due November 22, 2005. The debentures have been discounted to reflect the fair value of the warrants issued, totaling approximately $1.4 million, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility — 88%; expected life — five years; risk-free interest rate — 5.5%; and expected dividend yield — 0%. The unamortized discount totaled approximately $728,000 and $797,000 at March 31, 2003 and December 31, 2002, respectively. In addition, the Company paid certain private placement fees and attorney’s fees in connection with the sale of the debentures totaling $50,000. The fees are being amortized to interest expense over the term of the debentures.

9.	OTHER COMPREHENSIVE LOSS

Comprehensive loss for the three months ended March 31, 2003 and 2002 is shown in the following table (in thousands):

	Three months ended March 31,

	2003	2002

Net loss	$(1,125)	$(1,190)
Other comprehensive loss:
Foreign currency translation	51	(3)

Comprehensive loss	$(1,074)	$(1,193)

10.	SEGMENT INFORMATION

The Company reports information for two segments, Carrier Solutions Group, which the Company formerly referred to as its Gateway Solutions business, and Enterprise Solutions Group, which the Company formerly referred to as its Applications and Services business.

Carrier
Solutions
Group:	The Company’s Carrier Solutions Group consists of the operations of the Company’s switching subsidiary, NACT and the Company’s Clarent softswitching division. The Company’s Carrier Solutions Group includes hardware and software, integration, applications and technical training and support.

Enterprise
Solutions
Group:	The Company’s Enterprise Solutions Group consists of the operations of the Company’s subsidiary, Telemate.Net, the Company’s Clarent Netperformer division and the Company’s customer response center services. The Enterprise Solutions Group offers application and network design, enterprise application integration, network management, support and maintenance, customer response center services, enterprise management system solutions and application services.

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2003

(Unaudited)

10.	SEGMENT INFORMATION, Continued

Management evaluates the business segment performance based on contributions before unallocated items. Inter-segment sales and transfers are not significant.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Carrier	Enterprise
	Solutions	Solutions
	Group(a)	Group(a)	Total

For the Three Months Ended March 31, 2003
Revenue	$6,722	$6,275	$12,997
Contribution before unallocated items	395	2,154	2,549
2002
Revenue	$7,525	$4,469	$11,994
Contribution before unallocated items	1,264	1,472	2,736

(a)	Carrier Solutions Group includes costs associated with certain corporate and administrative functions to support this business unit, which functions were located in Utah through the middle of the first quarter of 2003 at which time these functions were moved to Atlanta. Enterprise Solutions Group includes no allocation of corporate overhead costs. See also (b) below.

The following table reconciles the total contribution before unallocated items to the loss from continuing operations (in thousands):

	Three Months Ended March 31,

	2003	2002

Contribution before unallocated items, per above	$2,549	$2,736
Corporate and administrative expenses (b)	(2,085)	(2,243)
Depreciation	(653)	(762)
Amortization of intangibles	(212)	(142)
Deferred compensation	(199)	(324)
Reorganization costs	(194)	—
Other income	9	86
Equity in loss of Shanghai BeTrue Infotech Co. Ltd.	(33)	—
Interest expense, net	(307)	(210)

Loss from continuing operations before taxes	$(1,125)	$(859)

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2003

(Unaudited)

10.	SEGMENT INFORMATION, Continued

(b)	All Atlanta-based rent, utilities and other corporate office expenses, corporate marketing expenses, corporate development costs and corporate human resources, accounting and information technology functions that support corporate, as well as, the Enterprise Solutions Group divisions located in Atlanta are reflected in unallocated corporate, sales, general and administrative expenses. Office expenses, human resources, accounting and information technology costs specifically related to the Carrier Solutions Group, through the middle of the first quarter of 2003, are reflected in its contribution before unallocated items.

Following the acquisition of substantially all the business assets along with certain liabilities of Clarent in February 2003, the Company began conducting operations in Canada and the United States. The geographic distribution of the Company’s revenues and contribution before unallocated items are as follows:

	Canada	United States	Total

For the Three Months Ended March 31, 2003
Revenue	$—	$12,997	$12,997
Contribution before unallocated items	(484)	3,033	2,549

Identified assets by geographic area exclude intercompany advances and investments in affiliates.

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2003

(Unaudited)

11.	REORGANIZATION COSTS

In the first quarter of 2003, the Company initiated a reorganization to accommodate the acquisition of the assets of Clarent and eliminated 14 positions held by employees. As a result of these actions, the Company recorded reorganization costs of $194,000 during the three months ended March 31, 2003. The reorganization costs consist of severance costs and the balance of the accrued severance costs as of March 31, 2003 is $34,000. Annualized savings beginning in the second quarter of 2003 are expected to be approximately $987,000.

12.	STOCK OPTIONS AND WARRANTS

The Company has a stock option plan for employees, consultants, and other individual contributors to the Company. In addition, i n connection with various financing and acquisition transactions, and for services provided to the Company, the Company has issued warrants to purchase the Company’s common stock. A summary of stock options and warrants outstanding at March 31, 2003, is as follows:

Options and warrants issued to employees:

	Options and Warrants Outstanding		Options and Warrants Exercisable

Range of Exercise	Outstanding at	Weighted Average	Exercisable	Weighted Average
Prices	March 31, 2003	Exercise Price	at March 31, 2003	Exercise Price

$0.19-$0.42	3,163,419	$0.29	2,814,432	$0.28
$0.44-$0.66	3,547,038	$0.49	2,120,440	$0.51
$0.68-$1.50	2,478,878	$1.23	1,163,107	$1.28
$1.51-$2.14	5,030,000	$2.13	3,553,000	$2.13
$2.15-$5.25	3,203,333	$3.80	2,356,224	$3.84
$5.31-$18.00	694,573	$7.99	609,999	$7.93

Total	18,117,241	$1.88	12,617,202	$1.97

Options and warrants issued to employees generally terminate ten years from the date of grant. Termination dates on the options and warrants listed above range from May 15, 2003 to March 14, 2013.

Warrants issued primarily in connection with financing:

	Number of	Weighted Average
Exercise Price	Outstanding Warrants	Exercise Price	Expiration Date

$0.01-$0.01	37,532	$0.01	September 2005-October 2006
$0.31-$0.31	9,646,302	$0.31	October 2007
$0.44-$1.98	1,955,373	$1.37	November 2004-February 2013
$2.25-$5.62	981,699	$4.39	September 2003-July 2010
$5.65-$5.65	4,502,811	$5.65	August 2005-September 2005
$6.00-$7.30	1,416,820	$6.94	October 2006-November 2010

Total	18,540,537	$2.44

Most warrants are vested when issued.

Options and warrants outstanding as of March 31, 2003 totaled 36,657,778.

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2003

(Unaudited)

12.	STOCK OPTIONS AND WARRANTS, Continued

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

If the Company had used the fair value-based method of accounting for its stock option and incentive plans and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, then the net loss and net loss per common share would have been increased to the following pro forma amounts (in thousands, except for per share amounts):

	Three months ended March 31,

	2003	2002

Net loss, as reported	$(1,125)	$(1,190)
Add: Stock-based compensation expense included in net loss	199	324
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(965)	(824)

Pro forma net loss	$(1,891)	$(1,690)

Net loss per common share As reported	$(0.01)	$(0.02)
Pro forma	(0.02)	(0.02)

13.	OTHER EVENTS

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

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2003

(Unaudited)

13.	OTHER EVENTS, Continued

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

On or about April 29, 2002, Omni Systems of Georgia, Inc. (“Omni”) and Joseph T. Dyer (“Dyer”) filed with the AAA a demand for arbitration against the Company and Eltrax International, Inc., a wholly-owned subsidiary of the Company (“Eltrax International”). Omni and Dyer claimed that the Company and Eltrax International breached that certain Assignment dated as of August 31, 1998, among Eltrax International, Dyer and Omni (the “Assignment”), which was executed in connection with the Company’s acquisition of Encore Systems, Inc., Global Systems and Support, Inc. and Five Star Systems, Inc. (collectively, the “Encore Group”) in 1998. Pursuant to the Assignment, Omni and Dyer assigned and transferred to Eltrax International all of their right, title and interest in and to a certain computer software property management system in exchange for a one-time payment. The Assignment also provided for an earn-out component of the acquisition consisting of certain contingent monthly payments equal to a percentage of the maintenance and licensing net revenues received by Eltrax International with respect to a certain contract. Omni and Dyer claimed that the Company and Eltrax International had not paid to Omni and Dyer the contingent monthly payments owed to them pursuant to the Assignment beginning in June 2002. Omni and Dyer sought recovery of over $400,000 for contingent monthly payments allegedly owed for the period from May 15, 2002 through January 2003, plus payments in like amounts going forward, together with interest thereon, attorneys’ fees and expenses. In January 2003, the matter was heard for six days by a three-arbitrator panel of the AAA. On April 1, 2003, the Company received notice that the AAA panel awarded to Omni and Dyer (i) payments and interest thereon with respect to the Assignment in the aggregate amount of approximately $506,000; and (ii) attorneys’ fees and expenses, excluding expenses of the AAA, in the aggregate amount of approximately $199,000 (net of attorneys’ fees and expenses awarded to the Company), which amounts are to be paid by Eltrax International (and not the Company) no later than April 30, 2003. Additionally, the AAA panel determined that Eltrax International (and not the Company) will be liable for future payments as they become due in accordance with the terms of the Assignment. The Company estimates that the payments to be made by Eltrax International through 2007, pursuant to the award of the AAA panel, will total approximately $2.4 million. These payments are additional cost of the Company’s acquisition of the Encore Group. Accordingly, the Company accrued the total amount of the estimated payments and increased intangibles by $2.4 million. The long-term portion of the estimated payments is included on the Company’s consolidated balance sheet in other long-term liabilities.

14.	LITIGATION

The Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business, and the Company does not expect these claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company.

15.	SUBSEQUENT EVENT

On April 22, 2003, the Company announced that it had signed a definitive merger agreement for the acquisition of MCK Communications, Inc. (“MCK”). In the merger, holders of MCK’s common stock will be entitled to receive an aggregate of approximately 20.0 million shares of the Company’s common stock, which was valued at $13.0 million based upon the volume weighted average closing price per share of the Company’s common stock as reported on the Nasdaq SmallCap Market for a period of twenty consecutive trading days ending on April 15, 2003. The MCK acquisition will be accounted for as a purchase. The Company anticipates that the merger will close in the third quarter of 2003, subject to (i) approval of the merger by both the Company’s and MCK’s shareholders; (ii) declaration of effectiveness by the Securities and Exchange Commission (“SEC”) of a registration statement to be filed by the Company covering the shares of the Company’s common stock to be issued in the merger; and (iii) satisfaction of other conditions set forth in the merger agreement.

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2003

(Unaudited)

16.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which eliminates the requirement to report gains and losses related to extinguishments of debt as extraordinary items. The statement also included other amendments and technical corrections, which will not have a material impact on the Company. The provisions of the statement related to the treatment of debt extinguishments are required to be applied in fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145 in January 2003, previously recorded extraordinary items for debt extinguishments have been reclassified to continuing operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company adopted SFAS No. 146 in January 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensations — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 is an amendment to SFAF No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company’s financial position or results of operations.

In November 2002, the EITF of the FASB reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” The issue addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance will be applicable to agreements executed in quarters beginning after June 15, 2003. The Company will adopt this new accounting effective July 1, 2003. The Company is currently evaluating the impact of this change.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”),which clarifies the disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company typically grants its customers a warranty, which guarantees that its products will substantially conform to its current specifications for twelve months from the delivery date. Historically, costs related to these guarantees have not been significant.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“Interpretation No. 46”). Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities as defined therein. Interpretation No. 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Company is currently determining the impact of application of this Interpretation on the Company’s financial statements.

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

Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:

•	our ability to fund future growth;

•	our ability to become profitable;

•	the volatility of the price of our common stock;

•	the low price of our common stock;

•	the low trading volume of our common stock;

•	general economic conditions of the telecommunications market;

•	market demand for and market acceptance of our products;

•	legal claims against us;

•	our ability to integrate our business with other entities we may subsequently acquire;

•	our ability to protect our intellectual property rights;

•	defects in our products;

•	our current level of indebtedness;

•	new regulation and legislation;

•	the effects of our accounting policies and general changes in generally accepted accounting principles;

•	general economic and business conditions; and

•	other risks and uncertainties disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 and in our other filings with the SEC.

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

General

The Company is a communications technology solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s continuing operations include two separate business segments, the Carrier Solutions Group, which the Company formerly referred to as its Gateway Solutions business, which includes the Company’s subsidiary NACT and the Company’s Clarent softswitching division, and the Enterprise Solutions Group, which the Company formerly referred to as its Applications and Services business, which includes the Company’s subsidiary Telemate.Net, the Company’s Clarent Netperformer division and the Company’s customer response center operations. The Company formed its Clarent softswitching division and Clarent Netperformer division subsequent to the Company’s acquisition of Clarent’s business assets in February 2003. The Company’s discontinued operations include its legacy VAR business and HSG.

The consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including Telemate.Net, NACT, Clarent Canada Ltd. and MessageClick.

The Company believes that the foregoing events significantly affect the comparability of the Company’s results of operations from year to year. You should read the following discussion of the Company’s results of operations and financial condition in conjunction with the Company’s consolidated financial statements and related notes thereto included in Item 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Three Months Ended March 31, 2003, compared to Three Months Ended March 31, 2002

For the three months ended March 31, 2003, the Company’s net loss totaled $1.1 million, or $.01 per share, compared with net loss of $1.2 million, or $.02 per share, for the same period in 2002. The 2002 results included a loss from discontinued operations of $331,000 or $.01 per share.

Continuing Operations

For the three months ended March 31, 2003, the Company’s net loss from continuing operations totaled $1.1 million, or $.01 per share, compared with a net loss of $859,000, or $.01 per share, for the same period in 2002.

Total revenue was $13.0 million in the three months ended March 31, 2003, reflecting an 8% increase from the same period in 2002. Products revenue was $7.3 million in the three months ended March 31, 2003, reflecting a 10% increase from the same period in 2002. The increase in product revenue is comprised of $2.6 million in Clarent product sales offset by a decrease in NACT product sales of $1.7 million. The decrease in NACT product sales is reflective of the growing preference for the Company’s customers to opt for a solution comprised not just solely of NACT technology but one that also incorporates the Company’s Clarent softswitching technology. Services revenue was $5.7 million in the three months ended March 31, 2003, reflecting a 6% increase from the same period in 2002. Gross profit increased by $527,000 in the three months ended March 31, 2003, and was 58% of revenue in 2003, compared with 59% of revenue in the same period of 2002. The increase in gross profit dollars resulted primarily from the acquisition of assets from Clarent on February 12, 2003, offset by a decrease in gross profit dollars from NACT. The slight decrease in gross profit percentage was a result of the acquisition of assets from Clarent, offset by margin improvement for Telemate.Net and the Company’s customer response center operations.

Total operating expenses incurred in continuing operations for the three months ended March 31, 2003, were $8.4 million, an increase of $586,000 compared to the same period of 2002. The increase is primarily attributable to the following items: reorganization costs of $194,000, increases in general and administrative expenses of $209,000, sales and marketing expenses of $126,000, research and development expenses of $221,000 and amortization of intangibles of $70,000 offset by decreases in depreciation expense of $109,000 and amortization of deferred compensation of $125,000.

The increase in general and administrative expenses resulted from the addition of personnel and related costs related to the acquisition of assets from Clarent in February 2003, offset by overall decreased expenses related to on-going cost reduction initiatives resulting in reduced personnel, telecom and other general and administrative expenses.

The increase in sales and marketing expenses resulted from the addition of personnel and related costs related to the acquisition of assets from Clarent in February 2003, offset by overall decreased expenses related to on-going cost reduction initiatives.

The increase in research and development is primarily related to the acquisition of assets from Clarent in February 2003.

The decrease in depreciation expense is primarily related to fully depreciated assets net of increases related to the purchase of furniture and equipment of approximately $167,000 and $667,000 during the first three months of 2003 and for the last nine months of 2002, respectively, as well as depreciation related to assets acquired from Clarent. Capital expenditures are primarily depreciated on a straight-line basis over their estimated useful lives of three years.

The increase in intangible amortization is primarily related to the amortization of the customer relationship costs related to the acquisition of Encore Group in 1998, which was awarded in arbitration in March, 2003, and recorded in the fourth quarter of 2002.

The $125,000 decrease in amortization of deferred compensation primarily related to the termination of certain options and full vesting of other options outstanding since the Company’s acquisitions of Telamate.Net in November 2001 and Cereus Technology Partners, Inc. (“Cereus”) in September 2000. The deferred compensation represents the intrinsic value of the Telemate.Net and Cereus unvested options outstanding at the date of the acquisitions of Telemate.Net and Cereus and is amortized over the remaining vesting period of the options.

In the first quarter of 2003, the Company announced a reorganization to accommodate the acquisition of the assets of Clarent and eliminated 14 positions held by employees. As a result of these actions, the Company recorded reorganization costs of $194,000 during the three months ended March 31, 2003. The reorganization costs consist of severance costs and the balance of the accrued severance costs. Annualized savings beginning in the second quarter of 2003 are expected to be approximately $987,000.

As a percent of revenue, operating expenses from continuing operations, were 64% during the three months ended March 31, 2003 down from 65% for the same period in 2002.

Other income was $9,000 during the three months ended March 31, 2003 compared with $86,000 for the same period in 2002.

Equity in loss of BeTrue was $33,000 during the three months ended March 31, 2003. This amount represents the Company’s 51% portion of BeTrue’s losses for the quarter. The Company acquired a 51% interest in BeTrue during the fourth quarter of 2002. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated.

Net interest expense was $307,000 during the three months ended March 31, 2003, an increase of $97,000 compared to the same period in 2002. The increase was attributable to increased borrowings on the Company’s line of credit and notes payable for the acquisition of assets from Clarent, net of reductions related to the interest on the deferred payment due for the purchase of NACT.

Business Unit Performance

	Carrier Solutions		Enterprise Solutions
Dollars in thousands	Group		Group		Consolidated

For the Three Months Ended
March 31,	2003	2002	2003	2002	2003	2002

Revenue	$6,722	$7,525	$6,275	$4,469	$12,997	$11,994

Gross profit	3,959	4,674	3,613	2,371	7,572	7,045
Gross margin	59%	62%	58%	53%	58%	59%
General and administrative	1,207	975	267	206	1,474	1,181
Sales and marketing	894	903	759	550	1,653	1,453
Research and development	1,463	1,532	433	143	1,896	1,675

Contribution before unallocated items(a)	$395	$1,264	$2,154	$1,472	2,549	2,736

Unallocated items:
Corporate, sales, general and administrative expenses(b)					2,085	2,243
Depreciation					653	762
Amortization of intangibles					212	142
Amortization of deferred compensation					199	324
Reorganization costs					194	—

Operating loss					(794)	(735)
Other income					9	86
Equity in loss of Shanghai BeTrue Infotech Co. Ltd.					(33)	—
Interest expense, net					(307)	(210)

Loss from continuing operations					$(1,125)	$(859)

(a)	Carrier Solutions Group includes costs associated with certain corporate and administrative functions to support this business unit, which functions were located in Utah through the middle of the first quarter of 2003 at which time these functions were moved to Atlanta. Enterprise Solutions Group includes no allocation of corporate overhead costs. See also (b) below.

(b)	All Atlanta-based rent, utilities and other corporate office expenses, corporate marketing expenses, corporate development costs and corporate human resources, accounting and information technology functions that support corporate, as well as, the Enterprise Solutions Group divisions located in Atlanta are reflected in unallocated corporate, sales, general and administrative expenses. Office expenses, human resources, accounting and information technology costs specifically related to the Carrier Solutions Group, through the middle of the first quarter of 2003, are reflected in its contribution before unallocated items.

Carrier Solutions Group

Total Carrier Solutions Group revenue was $6.7 million in the three months ended March 31, 2003, an 11% decrease from the same period in 2002. The decrease in revenue reflects the decrease in NACT revenues of approximately $1.8 million offset by the operations of the Company’s Clarent softswitching division subsequent to its formation following the Company’s acquisition of Clarent’s business assets in February 2003 totaling $988,000. The decrease in NACT revenue is reflective of the growing preference for the Company’s customers to opt for a solution comprised not just solely of NACT technology but one that also incorporates the Company’s Clarent softswitching technology.

Gross profit decreased by $715,000 in the three months ended March 31, 2003, and was 59% percent of revenue, compared to 62% in the same period in 2002. The decrease in gross profit dollars is related to the decrease in NACT revenues, offset by the gross profit from the Company’s Clarent softswitching division subsequent to its formation following the Company’s acquisition of Clarent’s business assets in February 2003. The decrease in gross profit percentage was a result of the acquisition of assets from Clarent, which sells its products through distributors at lower margins than NACT.

Allocated operating expenses incurred in the Carrier Solutions Group for the three months ended March 31, 2003, were $3.6 million, an increase of $154,000 compared to the same period in 2002. The increase in general and administrative expenses reflects the formation of the Company’s Clarent softswitching division subsequent to the Company’s acquisition of Clarent’s business assets in February 2003. The decrease in sales and marketing expenses and research and development expenses reflect cost savings in the operations of NACT, offset by increases related to the formation of the Company’s Clarent softswitching division subsequent to the Company’s acquisition of Clarent’s business assets in February 2003. As a percent of revenue, operating expenses for the Carrier Solutions Group were 53% during the three months ended March 31, 2003 up from 45% during the same period in 2002.

Enterprise Solutions Group

Total Enterprise Solutions Group revenue was $6.3 million in the three months ended March 31, 2003, a 40% increase from the same period in 2002. The increase in revenue is primarily related to the formation of the Company’s Clarent Netperformer division subsequent to the Company’s acquisition of Clarent’s business assets in February 2003.

Gross profit increased by $1.2 million in the three months ended March 31, 2003, and was 58% percent of revenue, compared with 53% of revenue in the same period in 2002. All divisions in the Enterprise Solutions Group experienced improvement in gross profit dollars and margin compared to the same period in 2002. The Company’s addition of Clarent’s Netperformer division in February 2003 was the primary cause of the increase in gross profit dollars and its margin was comparable with the overall percentage of the Enterprise Solutions Group.

Allocated operating expenses incurred in Enterprise Solutions Group for the three months ended March 31, 2003, were $1.5 million, an increase of $560,000 compared to the same period in 2002. The increases in general and administrative expenses, sales and marketing expenses and research and development expenses relates to the addition of the Clarent’s Netperformer division in February 2003. As a percent of revenue, allocated operating expenses for Enterprise Solutions Group were 23% during the three months ended March 31, 2003 up from 20% during the same period in 2002. The increase is attributable to the increase in research and development expenses as a percentage of revenue related to the acquisition of Clarent’s business assets.

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

There were no results of discontinued operations for the three months ended March 31, 2003. Summary operating results of the discontinued operations for the three months ended March 31, 2002 (in thousands) were as follows:

Revenue	$223

Gross loss	$(331)

Operating loss	$(331)

Loss from discontinued operations	$(331)

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

Revenue Recognition

The Company’s principal sources of revenues are from sales of broadband transmission networks, digital interactive subscriber systems and content distribution networks. The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” issued by the SEC. The Company recognizes revenue when (i) there is an agreement with the customer, (ii) product is shipped and title has passed, (iii) the amount due from the customer is fixed and determinable, and (iv) collectibility is reasonably assured. Revenue is also recognized only when the Company has no significant future performance obligation. At the time of the transaction, the Company assesses whether the amount due from the customer is fixed and determinable and collection of the resulting receivable is reasonably assured. The Company assesses whether the amount due from the customer is fixed and determinable based on the terms of the agreement with the customer, including, but not limited to, the payment terms associated with the transaction. The Company assesses collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. If the Company determines that collection of an amount due is not reasonably assured, then the Company defers recognition of revenue until collection becomes reasonably assured.

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

Restructuring Accruals

Continuing Operations:

In the first quarter of 2003, the Company initiated a reorganization to accommodate the acquisition of the assets of Clarent and eliminated 14 positions held by employees. As a result of these actions, the Company recorded reorganization costs of $194,000 during the three months ended March 31, 2003. The reorganization costs consist of severance costs and the balance of the accrued severance costs as of March 31, 2003 is $34,000.

Discontinued Operations:

During the second and third quarters of 2001, the Company initiated certain restructuring plans. In conjunction with these restructuring plans, the Company established a restructuring reserve account for the estimated costs related to the plans. These costs primarily related to facilities closings, severance costs and MessageClick ASP service exiting costs. For the facilities closings cost, a reserve was established for all remaining lease payments due on buildings and equipment that were no longer being utilized in continuing operations, less assumptions for sub-leases. The accrual for one of the leases with total payments remaining of $2.6 million assumes that the building will be sub-leased for 50% of the total lease liability over the term of the lease. As of March 31, 2003, the Company had a remaining reserve balance of approximately $1.9 million, which is included in liabilities of discontinued operations. The Company currently believes that this remaining estimated balance is appropriate to cover future obligations associated with the restructurings. Activity in the restructuring accruals was as follows:

Balance December 31, 2002	$2,010
Lease payments	(240)
Additional restructuring accrual	126

Balance March 31, 2003	$1,896

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

Intangible Assets

The Company has significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. The Company assesses the recoverability of its intangible assets by determining whether the value of intangible assets over their remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. For goodwill and unamortized intangible assets, the Company performs an annual impairment test that requires a comparison of the fair value of goodwill and unamortized intangible assets with their carrying amounts. If the carrying amount of goodwill and unamortized intangible asset exceeds its fair value, then an impairment loss shall be recognized in an amount equal to that excess.

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

At March 31, 2003, the Company had a positive working capital position (excess of current assets over current liabilities) of $3.3 million compared to a positive working capital position of $1.8 million at December 31, 2002. The Company’s cash and cash equivalents totaled $269,000 at March 31, 2003, and $1.3 million at December 31, 2002. Total long-term debt, net of discount, was $6.8 million at September 30, 2002 and $3.7 million at December 31, 2002. At March 31, 2003, the Company had borrowed $2.2 million under its $10.0 million Amended Credit Agreement with Silicon. The Company’s remaining borrowing availability under the Amended Credit Agreement at March 31, 2003 was $5.6 million.

On February 12, 2003, in connection with the Company’s acquisition of the assets of Clarent, the Company amended its existing Original Credit Agreement with Silicon, and in connection therewith, the Company and Silicon entered into certain amendments to the existing credit facility and certain additional credit agreements. Such amendments and additional agreements increased the Company’s asset-based revolving credit line from $5.0 million to $10.0 million and include an EX-IM facility that will provide for working capital based on the Company’s international accounts receivable and inventory related to export sales primarily associated with Clarent’s assets. The amendments and additional agreements also extended the term of the Credit Agreement for 18 months (through August 13, 2004). On April 7, 2003, the Company and Silicon further amended the credit facility to increase the EX-IM facility and to modify certain financial covenants related to the timing of the closing of the Clarent Asset Purchase.

On February 12, 2003, the Company acquired substantially all the business assets and assumed certain related liabilities of Clarent for $9.8 million in notes. At the closing of the acquisition, the Company issued three promissory notes to Clarent: a $5.0 million secured note due February 13, 2004, which bears interest at 10% per annum, of which $500,000 is due May 13, 2003, and the remainder is due in monthly installments increasing in amount; a $1.8 million non-interest bearing unsecured note due February 13, 2004, of which $300,000 is due May 13, 2003 and the remainder is due in quarterly installments of $500,000; and a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum. The assets the Company purchased from Clarent secure the secured notes.

Cash Flow

Cash used in the Company’s continuing operations in the three months ended March 31, 2003 totaled approximately $1.5 million compared with cash used in continuing operations of $1.7 million in the same period in 2002. The Company’s use of cash in continuing operations during the three months ended March 31, 2003 resulted primarily from cash used for changes in current operating assets and liabilities of approximately $2.2 million and was offset by cash provided from continuing operations of $723,000 (net loss from continuing operations of $1.1 million reduced by non-cash charges totaling $1.8 million, including depreciation and amortization of $1.2 million and provision for doubtful accounts of $644,000).

Cash used in the Company’s discontinued operations in the three months ended March 31, 2003 totaled $329,000 compared with cash used in discontinued operations of $213,000 in the same period in 2002.

The Company used cash in investing activities in the three months ended March 31, 2003 of approximately $622,000, compared to $304,000 in the same period of 2002. In the three months ended March 31, 2003, the Company used $295,000 in cash, net of cash acquired, related to the acquisition of the assets of Clarent. The Company spent $167,000 and $222,000 on capital expenditures in the three months ended March 31, 2003 and 2002, respectively. The Company also invested $160,000 and $82,000 on purchased software development costs in the three months ended March 31, 2003 and 2002, respectively.

Cash provided by financing activities totaled approximately $1.4 million in the three months ended March 31, 2003, compared to $183,000 in the same period of 2002. The Company borrowed $1.4 million on the Company’s credit line in the three months ended March 31, 2003 and received proceeds from the issuance of the Company’s common stock totaling $183,000 in the three months ended March 31, 2002.

Contractual Obligations and Commercial Commitments

The following summarizes the Company’s future contractual obligations at March 31, 2003 (in thousands):

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Line of credit	$2,200	$—	$2,200	$—	$—
Additional payments for the acquisition of Encore Group	2,403	1,441	766	196	—
Notes payable for the purchase of Clarent	9,800	6,800	—	3,000	—
Convertible subordinated debentures	4,500	—	4,500	—	—
Operating leases:
Continuing operations	15,638	2,747	5,089	4,191	3,611
Discontinued operations	1,896	641	541	376	338

Total contractual cash obligations	$36,437	$11,629	$13,096	$7,763	$3,949

Sources of Cash

For 2003, the Company expects that its primary sources of cash will be from cash on hand, working capital provided by operating activities, borrowings under its Amended Credit Agreement with Silicon and other possible sources, including issuances of equity or debt securities. The Company believes that, with its current operations, which generated positive net income from continuing operations before interest, taxes, depreciation, amortization of intangibles and amortization of deferred compensation (“EBITDA”) for the last six quarters, it will have sufficient liquidity from these sources to meet its current financial obligations through 2003. The Amended Credit Agreement with Silicon, however, is subject to certain financial covenants and limitations on the Company’s ability to access funds under the Amended Credit Agreement. If the Company is in violation of the Amended Credit Agreement, or does not have sufficient eligible accounts receivable and inventory to support the level of borrowings it may need, the Company may be unable to draw on the Amended Credit Agreement to the extent necessary. To the extent the Company does not have borrowing availability under the Amended Credit Agreement, the Company may be required to obtain additional sources of capital, sell assets, obtain an amendment to the Amended Credit Agreement or otherwise restructure its outstanding indebtedness. If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the Amended Credit Agreement or otherwise restructure its outstanding indebtedness, then the Company may not be able to meet its obligations.

The Company’s short-term cash needs are to cover working capital needs, including cash operating losses, if any, capital expenditures, transaction costs related to the acquisition of Clarent’s assets, payments on the secured and unsecured notes made by the Company in connection with the such acquisition, totaling approximately $6.8 million plus interest due February 13, 2004, payments pursuant to the award of the AAA panel in connection with the Assignment totaling approximately $1.4 million and payments related to discontinued operations. At March 31, 2003, liabilities of discontinued operations included $1.9 million in lease payments related to discontinued operations. The Company expects to pay out approximately $641,000 related to discontinued operations in the next twelve months.

The Company’s long-term cash needs are related to the costs of growing its current business as well as prospective businesses to be acquired, including capital expenditures and working capital. The Company expects to meet these cash needs through cash from operations, if any, cash on hand, borrowings under the Amended Credit Agreement or other debt facilities, if available, as well as through possible issuances of equity or debt securities. If sufficient borrowing capacity under a working capital line of credit is unavailable (or if the Company is unable to restructure its existing Amended Credit Agreement in the event that the Company requires additional borrowing capacity), or if the Company is otherwise unable to obtain additional capital or sell assets, then the Company may not be able to meet its obligations and growth plans.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145 which eliminates the requirement to report gains and losses related to extinguishments of debt as extraordinary items. The statement also included other amendments and technical corrections, which will not have a material impact on the Company. The provisions of the statement related to the treatment of debt extinguishments are required to be applied in fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145 in January 2003, previously recorded extraordinary items for debt extinguishments have been reclassified to continuing operations.

In June 2002, the FASB issued SFAS No. 146. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company adopted SFAS No. 146 in January 2003.

In December 2002, the FASB issued SFAS No. 148. SFAS No. 148 is an amendment to SFAF No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company’s financial position or results of operations.

In November 2002, the EITF of the FASB reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” The issue addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance will be applicable to agreements executed in quarters beginning after June 15, 2003. The Company will adopt this new accounting effective July 1, 2003. The Company is currently evaluating the impact of this change.

In November 2002, the FASB issued FASB Interpretation No. 45. Interpretation No. 45 clarifies the disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company typically grants its customers a warranty, which guarantees that its products will substantially conform to its current specifications for twelve months from the delivery date. Historically, costs related to these guarantees have not been significant.

In January 2003, the FASB issued Interpretation No. 46. Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities as defined therein. Interpretation No. 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Company is currently determining the impact of application of this Interpretation on the Company’s financial statements.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Market Risk

The Company is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company has also not entered into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates although the Company may enter into such transactions in the future.

Interest Rate Risks

The Company’s notes payable and convertible subordinated debentures at March 31, 2003, carry interest rates, which are fixed. The Company’s line of credit carries interest rates, which vary with the prime rate. Accordingly, any increases in the bank’s prime rate will reduce the Company’s earnings. A 1% increase in the prime rate on the Company’s $2.2 million line of credit at March 31, 2003 would result in an annual interest expense increase of approximately $22,000.

Foreign Currency Risks

Products sold outside of the United States of America are transacted in U.S. dollars and therefore the Company is not exposed to foreign currency exchange risk. Transactions with the Company’s Canadian subsidiary present foreign currency exchange risk. The principal transactions are personnel and related costs. The intercompany balance is denominated in U.S. dollars and changes in foreign currency rates would result in foreign currency gains and losses. Using the intercompany balance at March 31, 2003, a 10% strengthening of the U.S. dollar against the Canadian dollar would result in a foreign currency transaction loss of approximately $183,000. To date, foreign exchange gains and losses have not been significant.

ITEM 4: Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b)	Changes in Internal Controls.

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business, and the Company does not expect these claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company. In addition, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, certain proceedings against the Company have been resolved as discussed below.

On or about February 8, 2002, Mr. O’Reilly, a former executive officer and director of the Company; Montana Corporation, Mr. O’Reilly’s consulting company; Mr. Lewis, a former officer of the Company; and CLR Enterprises, Inc., Mr. Lewis’ consulting company, filed with the AAA a demand for arbitration against the Company. Messrs. O’Reilly and Lewis and their respective consulting companies sought to have enforced the Consulting Agreements. Messrs. O’Reilly and Lewis claimed that the Company’s attempt by written notice dated June 1, 2001, to terminate the Consulting Agreements effective March 31, 2002, was ineffective and, as a result, such Consulting Agreements automatically renewed for additional two-year terms, which terms expire on March 31, 2004. Under the terms of the Consulting Agreements, Messrs. O’Reilly and Lewis are to receive, among other things, consulting fees of $250,000 and $240,000 per year, respectively. The Company denied their claims, and the matter was presented to an AAA arbitrator in a hearing held on December 10, 2002. While the matter remained pending before the arbitrator for decision, the parties settled the claims presented in the arbitration proceeding pursuant to certain Arbitration Award Agreements whereby (i) on February 4, 2003, the Company issued to each of Mr. O’Reilly and Mr. Lewis 275,000 shares of the Company’s restricted common stock; and (ii) on March 14, 2003, the Company entered into the New Consulting Agreements with Mr. O’Reilly and Mr. Lewis. During the terms of the New Consulting Agreements, the Company shall pay to Mr. O’Reilly and Mr. Lewis an aggregate of approximately $173,000 and $160,000, respectively, in three installment payments due on January 21, 2004, January 21, 2005, and January 21, 2006, payable entirely in shares of the Company’s restricted common stock, valued at the average closing price per share of the Company’s common stock for a period of twenty trading days prior to the date the installment payments are due. The Arbitration Award Agreements provide that the consideration set forth therein and in the New Consulting Agreements shall be full satisfaction of any and all amounts the AAA arbitrator may award. On March 14, 2003, the AAA arbitrator awarded $250,000 and $240,000 to Mr. O’Reilly and Mr. Lewis, respectively, plus $22,000 in attorneys’ fees and expenses.

On or about April 29, 2002, Omni and Dyer filed with the AAA a demand for arbitration against the Company and Eltrax International. Omni and Dyer claimed that the Company and Eltrax International breached the Assignment. Pursuant to the Assignment, Omni and Dyer assigned and transferred to Eltrax International all of their right, title and interest in and to a certain computer software property management system in exchange for a one-time payment. The Assignment also provided for an earn-out component of the acquisition consisting of certain contingent monthly payments equal to a percentage of the maintenance and licensing net revenues received by Eltrax International with respect to a certain contract. Omni and Dyer claimed that the Company and Eltrax International had not paid to Omni and Dyer the contingent monthly payments owed to them pursuant to the Assignment beginning in June 2002. Omni and Dyer sought recovery of over $400,000 for contingent monthly payments allegedly owned for the period from May 15, 2002 through January 2003, plus payments in like amounts going forward, together with interest thereon, attorneys’ fees and expenses. In January 2003, the matter was heard for six days by a three-arbitrator panel of the AAA. On April 1, 2003, the Company received notice that the AAA panel awarded to Omni and Dyer (i) payments and interest thereon with respect to the Assignment in the aggregate amount of approximately $506,000; and (ii) attorneys’ fees and expenses, excluding expenses of the AAA, in the aggregate amount of approximately $199,000 (net attorneys’ fees and expenses awarded to the Company), which amounts are to be paid by Eltrax International (and not the Company) no later than April 30, 2003. Additionally, the AAA panel determined that Eltrax International (and not the Company) will be liable for future payments as they become due in accordance with the terms of the Assignment.

On or about May 21, 2001, John M. Good, a former employee of the Company, filed a lawsuit in the Court of Common Pleas, Cuyahoga County, Ohio, against the Company claiming, among other things, fraud, negligence, securities fraud, breach of contract, conversion and damages resulting from and related to the Company’s alleged failure to deliver, on or about January 3, 2000, 50,000 shares of the Company’s common stock to Mr. Good upon his exercise of an option to purchase such shares. The matter was set for jury trial on February 17, 2003. Based upon the Company’s anticipated exposure and the expected cost of litigation, on January 16, 2003, the Company and Mr. Good reached an agreement to settle all claims against the Company.

Item 2. Changes in Securities and Use of Proceeds

In connection with amending the Original Credit Agreement with Silicon, on February 12, 2003, the Company issued to Silicon a warrant to purchase 350,000 shares of the Company’s common stock. The warrant may be exercised with respect to all of the underlying shares of the Company’s common stock at any time from February 12, 2003, until February 12, 2008, at an exercise price of $0.44 per share of the Company’s common stock. The number of shares of the Company’s common stock underlying the warrant and the exercise price of the warrant are subject to certain adjustments described in the warrant and that certain Antidilution Agreement, dated as of February 12, 2003, between the Company and Silicon. The shares of the Company’s common stock underlying the warrant are entitled to certain “piggy back” registration rights as set forth in that certain Registration Rights Agreement, dated as of February 12, 2003, between the Company and Silicon. The warrant issued to Silicon was issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration set forth in Regulation D promulgated pursuant to Section 4(2) of the Securities Act (“Regulation D”). The Company based such reliance upon factual representations made to the Company by Silicon as to Silicon’s investment intent, sophistication, and status as an “accredited investor,” as that term is defined in Rule 501 of Regulation D, among other things.

Pursuant to the terms of the Arbitration Award Agreements executed as part of a settlement of claims made by Mr. Lewis and Mr. O’Reilly against the Company, on February 4, 2003, the Company issued 275,000 shares of the Company’s restricted common stock to each of Mr. Lewis and Mr. O’Reilly. The shares issued under the Arbitration Award Agreements and to be issued under the New Consulting Agreements constitute full satisfaction of the award granted by an AAA arbitrator to Mr. O’Reilly and Mr. Lewis of $250,000 and $240,000, respectively, and attorneys’ fees and expenses of $22,000. The shares of the Company’s restricted common stock are entitled to certain “piggy back” registration rights as set forth in the Arbitration Award Agreements. The shares of the Company’s restricted common stock were issued without registration under the Securities Act, in reliance upon the exemptions from the registration set forth in Section 4(2) of the Securities Act and Regulation D. The Company based such reliance upon factual representations made to the Company by each of Mr. Lewis and Mr. O’Reilly as to their investment intent, sophistication, and status as an accredited investor, among other things.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	2.1	Asset Purchase Agreement dated as of December 13, 2002, by and between the Company and Clarent Corporation. (The schedules to the Asset Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S- K, and the Company agrees to furnish copies of such omitted schedules supplementally to the SEC upon request). *

	2.2	First Amendment to the Asset Purchase Agreement dated as of February 4, 2003, by and between the Company and Clarent Corporation. **

	4.1	Warrant to Purchase Stock dated February 12, 2003, granted to Silicon Valley Bank by the Company. **

	4.2	Registration Rights Agreement dated as of February 12, 2003, by and between the Company and Silicon Valley Bank. **

	4.3	Antidilution Agreement dated as of February 12, 2003, by and between the Company and Silicon Valley Bank. **

	10.1	Amendment to Loan Documents dated February 12, 2003, by and among the Company, NACT Telecommunications, Inc., Telemate.Net Software, Inc. and Silicon Valley Bank. **

	10.2	Loan and Security Agreement (Exim Program) dated February 12, 2003, by and among the Company, NACT Telecommunications, Inc., Telemate.Net Software, Inc. and Silicon Valley Bank. **

	10.3	Borrower Agreement dated February 12, 2003, by and among the Company, NACT Telecommunications, Inc., Telemate.Net Software, Inc. and Silicon Valley Bank. **

	10.4	Secured Promissory Note in principal amount of $4.0 million made by the Company in favor of Silicon Valley Bank dated February 12, 2003. **

(a)	Exhibits

	10.5	Subordination Agreement dated February 12, 2003, by and among the Company, Clarent Corporation and Silicon Valley Bank. **

	10.6	Loan and Security Agreement dated as of February 12, 2003, by and between the Company and Clarent Corporation. **

	10.7	Secured Subordinated Promissory Note in principal amount of $5.0 million made by the Company in favor of Clarent Corporation dated February 12, 2003. **

	10.8	Secured Subordinated Promissory Note in principal amount of $3.0 million made by the Company in favor of Clarent Corporation dated February 12, 2003. **

	10.9	Unsecured Subordinated Promissory Note in principal amount of $1.8 million made by the Company in favor of Clarent Corporation dated February 12, 2003. **

	10.10	Bill of Sale, Assignment and Assumption Agreement dated as of February 12, 2003, by and between the Company and Clarent Corporation. **

	10.11	Assignment of Patent Rights dated as of February 7, 2003, made by Clarent Corporation to the Company. **

	10.12	Assignment of Trademarks dated as of February 12, 2003, by and between the Company and Clarent Corporation. **

	10.13	Intellectual Property and Security Agreement dated as of February 12, 2003, by and between the Company and Clarent Corporation. **

	10.14	Cross-Corporate Continuing Guaranty dated as of February 12, 2003, among the Company, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Clarent Canada Ltd. ***

	10.15	Lease for 1221 West Mineral Avenue, dated as of February 11, 2003, between the Company and A.S. Burger Investments, LLC. ***

	10.16	Movable Hypothec dated as of February 20, 2003, between the Company and Silicon Valley Bank. ***

	10.17	Movable Hypothec dated as of February 20, 2003, between the Clarent Canada Ltd. and Silicon Valley Bank. ***

	10.18	Settlement Agreement and Full Release of Claims dated as of February 12, 2003, between the Company and John M. Good. ***

	10.19	Arbitration Award Agreement dated February 3, 2003, and among the Company, Clunet R. Lewis and CLR Enterprises, Inc. ***

	10.20	Arbitration Award Agreement dated February 3, 2003, among the Company, William P. O’Reilly and Montana Corporation. ***

	10.21	Consulting Agreement dated as of March 14, 2003, between the Company and William P. O’Reilly. ***

	10.22	Consulting Agreement dated as of March 14, 2003, between the Company and Clunet R. Lewis. ***

	10.23	Amendment to Loan Documents dated April 7, 2003, among the Company, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank. ***

	10.24	Amendment to Loan Documents (EXIM Program) dated April 7, 2003, among the Company, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank. ***

	99.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Exhibits

	99.2	Certification of the Company’s Chief Financial Office pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2002.

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2003.

***	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(b)	Reports on Form 8-K.

During the quarter ended March 31, 2003, the Company filed a Current Report on Form 8-K reporting pursuant to Item 2 thereof the Company’s acquisition of substantially all of the business assets and related liabilities of Clarent.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSO TECHNOLOGIES, INC.

Date: May 15, 2003	/s/ Juliet M. Reising

Executive Vice President and Chief Financial Officer (duly authorized signatory and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Steven A. Odom, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Verso Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Juliet M. Reising

Juliet M. Reising Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

2.1	Asset Purchase Agreement dated as of December 13, 2002, by and between the Company and Clarent Corporation. (The schedules to the Asset Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S- K, and the Company agrees to furnish copies of such omitted schedules supplementally to the SEC upon request). *

2.2	First Amendment to the Asset Purchase Agreement dated as of February 4, 2003, by and between the Company and Clarent Corporation. **

4.1	Warrant to Purchase Stock dated February 12, 2003, granted to Silicon Valley Bank by the Company. **

4.2	Registration Rights Agreement dated as of February 12, 2003, by and between the Company and Silicon Valley Bank. **

4.3	Antidilution Agreement dated as of February 12, 2003, by and between the Company and Silicon Valley Bank. **

10.1	Amendment to Loan Documents dated February 12, 2003, by and among the Company, NACT Telecommunications, Inc., Telemate.Net Software, Inc. and Silicon Valley Bank. **

10.2	Loan and Security Agreement (Exim Program) dated February 12, 2003, by and among the Company, NACT Telecommunications, Inc., Telemate.Net Software, Inc. and Silicon Valley Bank. **

10.3	Borrower Agreement dated February 12, 2003, by and among the Company, NACT Telecommunications, Inc., Telemate.Net Software, Inc. and Silicon Valley Bank. **

10.4	Secured Promissory Note in principal amount of $4.0 million made by the Company in favor of Silicon Valley Bank dated February 12, 2003. **

10.5	Subordination Agreement dated February 12, 2003, by and among the Company, Clarent Corporation and Silicon Valley Bank. **

10.6	Loan and Security Agreement dated as of February 12, 2003, by and between the Company and Clarent Corporation. **

10.7	Secured Subordinated Promissory Note in principal amount of $5.0 million made by the Company in favor of Clarent Corporation dated February 12, 2003. **

10.8	Secured Subordinated Promissory Note in principal amount of $3.0 million made by the Company in favor of Clarent Corporation dated February 12, 2003. **

10.9	Unsecured Subordinated Promissory Note in principal amount of $1.8 million made by the Company in favor of Clarent Corporation dated February 12, 2003. **

10.10	Bill of Sale, Assignment and Assumption Agreement dated as of February 12, 2003, by and between the Company and Clarent Corporation. **

10.11	Assignment of Patent Rights dated as of February 7, 2003, made by Clarent Corporation to the Company. **

10.12	Assignment of Trademarks dated as of February 12, 2003, by and between the Company and Clarent Corporation. **

10.13	Intellectual Property and Security Agreement dated as of February 12, 2003, by and between the Company and Clarent Corporation. **

10.14	Cross-Corporate Continuing Guaranty dated as of February 12, 2003, among the Company, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Clarent Canada Ltd. ***

10.15	Lease for 1221 West Mineral Avenue, dated as of February 11, 2003, between the Company and A.S. Burger Investments, LLC. ***

10.16	Movable Hypothec dated as of February 20, 2003, between the Company and Silicon Valley Bank. ***

10.17	Movable Hypothec dated as of February 20, 2003, between the Clarent Canada Ltd. and Silicon Valley Bank. ***

10.18	Settlement Agreement and Full Release of Claims dated as of February 12, 2003, between the Company and John M. Good. ***

10.19	Arbitration Award Agreement dated February 3, 2003, and among the Company, Clunet R. Lewis and CLR Enterprises, Inc. ***

10.20	Arbitration Award Agreement dated February 3, 2003, among the Company, William P. O’Reilly and Montana Corporation. ***

10.21	Consulting Agreement dated as of March 14, 2003, between the Company and William P. O’Reilly. ***

10.22	Consulting Agreement dated as of March 14, 2003, between the Company and Clunet R. Lewis. ***

10.23	Amendment to Loan Documents dated April 7, 2003, among the Company, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank. ***

10.24	Amendment to Loan Documents (EXIM Program) dated April 7, 2003, among the Company, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank. ***

99.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Company’s Chief Financial Office pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2002.

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2003.

***	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.