Form 10-Q
period 2003-06-30
VERSO TECHNOLOGIES INC
filed 2003-08-14
CIK 797448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicated by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes      No X .

Shares of the registrant’s common stock, par value $.01 per share, outstanding as of August 12, 2003: 96,005,118.

VERSO TECHNOLOGIES, INC.
FORM 10-Q

VERSO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS:
Current assets:
Cash and cash equivalents	$1,207	$1,294
Restricted cash	430	300
Accounts receivable, net of allowance for doubtful accounts of $2,465 and $1,853 at June 30, 2003 and December 31, 2002, respectively	14,711	10,909
Inventories	10,302	4,733
Other current assets	2,281	681

Total current assets	28,931	17,917
Property and equipment, net	4,141	4,962
Investment	548	600
Other intangibles, net	3,566	3,671
Goodwill	12,685	12,685

Total assets	$49,871	$39,835

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$2,848	$800
Current portion of notes payable	5,750	—
Accounts payable	2,715	1,993
Accrued compensation	2,332	1,586
Accrued expenses	2,903	4,473
Unearned revenue and customer deposits	5,527	5,387
Current portion of liabilities of discontinued operations	1,241	1,829

Total current liabilities	23,316	16,068
Liabilities of discontinued operations, net of current portion	1,101	1,302
Other long-term liabilities	809	1,128
Notes payable, net of current portion	3,000	—
Convertible subordinated debentures, net of discount	3,841	3,703

Total liabilities	32,067	22,201

Shareholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized; 92,188,094 and 89,077,846 shares issued and outstanding	922	891
Additional paid-in capital	276,279	275,040
Notes receivable from shareholders	(1,578)	(1,623)
Accumulated deficit	(256,373)	(254,857)
Deferred compensation	(1,399)	(1,797)
Accumulated other comprehensive loss — foreign currency translation	(47)	(20)

Total shareholders’ equity	17,804	17,634

Total liabilities and shareholders’ equity	$49,871	$39,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,

	2003	2002	2003	2002

Revenue:
Products	$9,856	$6,086	$17,124	$12,690
Services	6,002	5,585	11,731	10,975

Total revenue	15,858	11,671	28,855	23,665
Cost of revenue:
Products	3,340	2,274	6,101	4,605
Services	2,984	2,519	5,648	5,137

Total cost of revenue	6,324	4,793	11,749	9,742
Gross profit:
Products	6,516	3,812	11,023	8,085
Services	3,018	3,066	6,083	5,838

Total gross profit	9,534	6,878	17,106	13,923
Operating expenses:
General and administrative	3,927	2,996	7,248	6,108
Sales and marketing	2,201	1,866	4,092	3,631
Research and development	2,383	1,464	4,279	3,139
Depreciation and amortization of property and equipment	543	716	1,196	1,478
Amortization of intangibles	213	147	425	289
Amortization of deferred compensation, related to sales, general and administrative	194	324	393	648
Reorganization costs	—	—	194	—

Total operating expenses	9,461	7,513	17,827	15,293

Operating income (loss) from continuing operations	73	(635)	(721)	(1,370)

Other (expense) income, net:
Other income	9	345	18	431
Equity in loss of investment	(19)	—	(52)	—
Interest expense, net	(454)	(309)	(761)	(519)

Other (expense) income, net	(464)	36	(795)	(88)

Loss from continuing operations before income taxes	(391)	(599)	(1,516)	(1,458)
Income tax benefit (expense)	—	—	—	—

Loss from continuing operations	(391)	(599)	(1,516)	(1,458)
Loss from discontinued operations, net of income taxes	—	—	—	(331)

Net loss	$(391)	$(599)	$(1,516)	$(1,789)

Net loss per common share — basic and diluted:
Loss from continuing operations	$(0.00)	$(0.01)	$(0.02)	$(0.02)
Loss from discontinued operations	—	—	—	—

Net loss per common share — basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding — basic and diluted	91,062,189	78,254,493	90,246,011	78,069,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the six months ended June 30,

	2003	2002

Operating Activities:
Continuing operations:
Net loss from continuing operations	$(1,516)	$(1,458)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) continuing operating activities:
Equity in loss of investment	52	—
Depreciation	1,196	1,478
Amortization of intangibles	425	289
Amortization of deferred compensation	393	648
Provision for doubtful accounts	1,268	804
Amortization of loan fees and discount on convertible subordinated debentures	205	265
Other	(83)	86
Changes in current operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(2,028)	(3,462)
Inventories	2,058	371
Other current assets	(576)	253
Accounts payable	619	573
Accrued compensation	673	(837)
Accrued expenses	(2,117)	(498)
Unearned revenue and customer deposits	(340)	(346)

Net cash provided by (used in) continuing operating activities	229	(1,834)

Discontinued operations:
Loss from discontinued operations	—	(331)
Adjustment to reconcile loss from discontinued operations to net cash used in discontinued operating activities	(525)	(127)

Net cash used in discontinued operating activities	(525)	(458)

Net cash used in operating activities	(296)	(2,292)

Investing Activities:
Purchases of property and equipment, net	(297)	(446)
Software development costs capitalized	(320)	(161)
Purchase of Clarent Corporation, net of cash acquired	(1,026)	—

Net cash used in investing activities	(1,643)	(607)

Financing Activities:
Payments of note payable for the purchase of NACT	—	(1,500)
Payments of notes payable	(1,050)	—
Payments of notes receivable from shareholders	—	15
Borrowings on credit line, net	2,048	—
Proceeds from issuances of common stock, net	812	292

Net cash provided by (used in) financing activities	1,810	(1,193)

Effect of exchange rate changes on cash	42	—

Decrease in cash and cash equivalents	(87)	(4,092)
Cash and cash equivalents at beginning of period	1,294	7,745

Cash and cash equivalents at end of period	$1,207	$3,653

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$447	$147

Income taxes	$10	$38

Non-cash investing and financing activities
Common stock and compensatory options issued in reorganization	$125	$—
Issuance of common stock in arbitration settlement	264	403
Issuance of warrants in exchange for services	119	211
Assets acquired and liabilities assumed in conjunction with business acquisitions:
Fair value of assets acquired, excluding cash	$11,974	$—
Consideration paid	1,026	—

Liabilities assumed	$10,948	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

1.	BASIS OF PRESENTATION

Verso Technologies, Inc. and subsidiaries (the “Company”), is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s continuing operations include two separate business segments, the Carrier Solutions Group, which the Company formerly referred to as its Gateway Solutions business, which includes the Company’s Clarent softswitching division and the Company’s subsidiary NACT Telecommunications, Inc. (“NACT”), and the Enterprise Solutions Group, which the Company formerly referred to as its Applications and Services business, which includes the Company’s Clarent Netperformer division and the Company’s subsidiary Telemate.Net Software, Inc. (“Telemate.Net”) as well as the Company’s customer response center operations. The Carrier Solutions Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Enterprise Solutions Group offers network management, support and maintenance, customer response center services and application services. The Company acquired substantially all the business assets of Clarent Corporation in February 2003, NACT in July 2001 and Telemate.Net in November 2001. The Company’s discontinued operations include the Company’s value-added reseller business and associated consulting practice (“legacy VAR business”) and the Company’s hospitality services group (“HSG”), all of which were inactive by the end of the first quarter of 2002.

The condensed consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including Telemate.Net, NACT and Clarent Canada Ltd.

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

Clarent Corporation

On February 12, 2003, to increase the Company’s position in the next-generation networking and technology market, the Company acquired substantially all the business assets along with certain related liabilities of Clarent Corporation (“Clarent”). The purchase consideration was approximately $11.5 million, consisting of $9.8 million in seller notes made by the Company and acquisition costs of approximately $1.7 million. At closing of the acquisition, the Company issued three promissory notes to Clarent: a $5.0 million secured note due February 13, 2004, which bears interest at 10% per annum, of which $750,000 was paid through June 30, 2003, and the remainder is due in monthly installments continuing in July 2003 of $250,000, increasing to $500,000 in September 2003 and $750,000 in December 2003; a $1.8 million non-interest bearing unsecured note due February 13, 2004, of which $300,000 was paid through June 30, 2003 and the remainder is due in quarterly installments of $500,000; and a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum. The assets the Company purchased from Clarent are security for the secured notes.

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2003

(Unaudited)

2.	MERGERS AND ACQUISITIONS, Continued

Clarent Corporation — Continued

The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition.

The Company has prepared an initial allocation of the purchase price based on the estimated fair values of certain assets, receivables and estimated liabilities. The Company is continuing to obtain information as to ultimate valuation, recoverability and realization with respect to the fair values of inventory and other acquired assets being held for sale, intangible assets, and estimated liabilities. Upon resolution of the estimates and fair values, the Company anticipates the allocation of purchase price to be finalized prior to the end of the first quarter of 2004.

The preliminary allocation of the purchase price for the assets acquired from Clarent, as adjusted, is as follows:

Clarent

Cash and cash equivalents	$350
Restricted cash	115
Accounts receivable	3,042
Inventories	7,627
Other current assets	1,111
Property and equipment	79
Accounts payable	(103)
Accrued compensation	(198)
Accrued expenses	(93)
Deferred revenue	(480)

Purchase price	$11,450

Pro Forma Effect of Clarent Transaction

The results of Clarent have been included in the consolidated results subsequent to February 12, 2003. The following unaudited pro forma information presents the results of continuing operations of the Company for the three months and six months ended June 30, 2003 and 2002, as if the acquisition of the assets from Clarent had taken place on January 1, 2002, (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenues	$15,858	$21,707	$30,502	$41,165
Net loss from continuing operations	$(391)	$(2,728)	$(3,510)	$(25,316)
Net loss	$(391)	$(2,728)	$(3,510)	$(25,647)
Net loss from continuing operations per common share
— basic and diluted	$—	$(0.03)	$(0.04)	$(0.32)
Net loss per common share — basic and diluted	$—	$(0.03)	$(0.04)	$(0.33)
Weighted average shares outstanding
— basic and diluted	91,062	78,254	90,246	78,069

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2003

(Unaudited)

3.	UNCONSOLIDATED AFFILIATES

Shanghai BeTrue Infotech Co., Ltd.

In October 2002, the Company acquired a 51% interest in Shanghai BeTrue Infotech Co., Ltd. (“BeTrue”). The remaining 49% interest in BeTrue is owned by Shanghai Tangsheng Investments & Development Co. Ltd (“Shanghai Tangsheng”). The joint venture provides the Company with an immediate distribution channel into the China and Asia-Pacific region for the Company’s application-based Voice over Internet Protocol gateway solutions, billing systems, value-added applications and web filtering solutions. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated.

The Company purchased the 51% interest in BeTrue for $100,000 from NeTrue Communications, Inc., Shanghai Tangsheng’s former joint venture partner. The Company also contributed to the joint venture certain next-generation communication equipment and software valued at approximately $236,000 and $100,000 cash.

Summarized financial information reported by this affiliate for the three month and six months ended June 30, 2003 (in thousands) are as follows:

Operating results:	June 30, 2003

	Three months ended	Six months ended

Revenues	$581	$660

Operating loss	$(39)	$(116)

Net loss	$(38)	$(103)

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2003

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

Summary operating results of the discontinued operations for the three months and six months ended June 30, 2003 and 2002 (in thousands) were as follows:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenue	$—	$—	$—	$223

Gross (loss) profit	$—	$—	$—	$(331)

Operating loss	$—	$—	$—	$(331)

Loss from discontinued operations	$—	$—	$—	$(331)

Liabilities of discontinued operations (in thousands) are as follows:

	June 30,	December 31,
	2003	2002

Accrued restructuring costs	$1,785	$2,010
Other current liabilities	557	1,121

Liabilities of discontinued operations	$2,342	$3,131

Accrued reorganization costs relates primarily to several leases for buildings and equipment that were utilized by the discontinued operations and are no longer being utilized in continuing operations. The accrual is for all remaining payments due on these leases, less estimated amounts to be paid by any sublessors. The accrual for one of the leases with total payments remaining of $2.5 million assumes that the building will be sub-leased for approximately 50% of the total lease liability over the term of the lease.

Activity in the restructuring accrual for discontinued operations was as follows:

Balance December 31, 2002	$2,010
Lease payments	(426)
Additional restructuring accrual	201

Balance June 30, 2003	$1,785

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2003

(Unaudited)

5.	INVENTORIES

Inventories consist primarily of purchased electronic components, and are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

Inventories as of June 30, 2003 and December 31, 2002, are comprised of the following (in thousands):

	June 30,	December 31,
	2003	2002

Raw materials	$8,157	$1,566
Work in process	1,489	2,380
Finished goods	656	787

Total inventories	$10,302	$4,733

6.	GOODWILL AND OTHER INTANGIBLES

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

Goodwill and other intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Intangibles subject to amortization:
Purchased software development	$2,416	$2,096
Customer relationship	2,403	2,403

	4,819	4,499
Accumulated amortization	(1,253)	(828)

Net intangibles subject to amortization	3,566	3,671
Goodwill	12,685	12,685

Total goodwill and other intangibles	$16,251	$16,356

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2003

(Unaudited)

6.	GOODWILL AND OTHER INTANGIBLES, Continued

Estimated annual amortization expense is as follows (in thousands):

Annual
Amortization

remaining 2003	$425
2004	916
2005	542
2006	240
2007	240
Thereafter	1,203

$3,566

7.	LOAN FACILITY WITH SILICON VALLEY BANK

In February 2003, the Company amended its original credit agreement (the “Original Credit Agreement”) with its primary lender, Silicon Valley Bank (“Silicon”) to increase the Company’s credit line with Silicon from $5.0 million to $10.0 million, subject to borrowing availability. The Company also entered into certain additional arrangements with Silicon including an export-import (“EX-IM”) facility that will provide for working capital based on the Company’s international accounts receivable and inventory related to export sales. On April 7, 2003, the Company and Silicon further amended the credit facility to increase the EX-IM facility and to modify certain financial covenants related to the timing of the Company’s acquisition of substantially all of the business assets along with related liabilities of Clarent on February 12, 2003 (as amended on February 12, 2003 and April 7, 2003, the “Amended Credit Agreement”). The Amended Credit Agreement is secured by substantially all of the assets of the Company. Interest is computed at 2.0% above Silicon’s Base Rate (6.25% at June 30, 2003). The Amended Credit Agreement provides for up to $1,000,000 in letters of credit. Advances are limited by a formula based on eligible receivables, inventories, certain cash balances, outstanding letters of credit and certain subjective limitations. Interest payments are due monthly, and the Amended Credit Agreement expires in August 2004. The Amended Credit Agreement includes a loan fee of $170,000 and .375% on unused available borrowings. Under the terms of the Amended Credit Agreement, the Company must maintain a minimum EBITDA (earnings before interest, taxes, depreciation and amortization), computed monthly, and may not declare dividends or incur any additional indebtedness without the consent of Silicon, and must comply with other financial covenants, as defined. The Company was in compliance with these covenants as of June 30, 2003. Pursuant to the loan commitment letter with Silicon, on February 12, 2003, the Company issued to Silicon a warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.44 per share. The fair value of the warrant issued totaled approximately $119,000, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility — 104%; expected life — five years; risk-free interest rate — 3.0%; and expected dividend yield — 0%. The loan fees and fair value of the warrants issued are being amortized to interest expense over the term of the Amended Credit Agreement.

The Company had $2.8 million of borrowings under the Amended Credit Agreement as of June 30, 2003. The remaining availability under the Amended Credit Agreement at June 30, 2003 was $5.1 million.

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2003

(Unaudited)

8.	CONVERTIBLE SUBORDINATED DEBENTURES

In connection with the acquisition of MessageClick, certain investors of MessageClick purchased $4.5 million of the Company’s 7.5% convertible subordinated debentures and warrants to purchase an aggregate of 1,026,820 shares of the Company’s common stock at an exercise price of $7.30 per share. The debentures are convertible into the Company’s common stock at a conversion price of $4.41 per share. The convertible subordinated debentures are due November 22, 2005. The debentures have been discounted to reflect the fair value of the warrants issued, totaling approximately $1.4 million, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility — 88%; expected life — five years; risk-free interest rate — 5.5%; and expected dividend yield — 0%. The unamortized discount totaled approximately $659,000 and $797,000 at June 30, 2003 and December 31, 2002, respectively. In addition, the Company paid certain private placement fees and attorney’s fees in connection with the sale of the debentures totaling $50,000. The fees are being amortized to interest expense over the term of the debentures.

9.	OTHER COMPREHENSIVE LOSS

Comprehensive loss for the six months ended June 30, 2003 and 2002 is shown in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net loss	$(391)	$(599)	$(1,516)	$(1,789)
Other comprehensive loss:
Foreign currency translation	(78)	—	(27)	(3)

Comprehensive loss	$(469)	$(599)	$(1,543)	$(1,792)

10.	SEGMENT INFORMATION

The Company reports information for two segments, Carrier Solutions Group, which the Company formerly referred to as its Gateway Solutions business, and Enterprise Solutions Group, which the Company formerly referred to as its Applications and Services business.

Carrier
Solutions
Group:	The Company’s Carrier Solutions Group consists of the operations of the Company’s Clarent softswitching division and the Company’s switching subsidiary, NACT. The Company’s Carrier Solutions Group includes hardware and software, integration, applications and technical training and support.

Enterprise
Solutions
Group:	The Company’s Enterprise Solutions Group consists of the operations of the Company’s Clarent Netperformer division, the Company’s subsidiary, Telemate.Net and the Company’s customer response center services. The Enterprise Solutions Group offers hardware-based solutions for companies seeking to build private, packet-based voice & data networks. Additionally, the Enterprise Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for IP network devices. These solutions are supported by the Company’s customer response center services, which include outsourced technical support and application installation and training services.

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2003

(Unaudited)

10.	SEGMENT INFORMATION, Continued

Management evaluates the business segment performance based on contributions before unallocated items. Inter-segment sales and transfers are not significant.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Carrier	Enterprise
	Solutions	Solutions
	Group	Group	Total

For the Three Months Ended June 30,
2003
Revenue	$9,129	$6,729	$15,858
Contribution before unallocated items	1,459	1,735	3,194
2002
Revenue	$7,080	$4,591	$11,671
Contribution before unallocated items	1,006	1,515	2,521

The following table reconciles the total contribution before unallocated items to the loss from continuing operations (in thousands):

	Three Months Ended June 30,
	2003	2002

Contribution before unallocated items, per above	$3,194	$2,521
Corporate and administrative expenses	(2,171)	(1,969)
Depreciation	(543)	(716)
Amortization of intangibles	(213)	(147)
Deferred compensation	(194)	(324)
Other income	9	345
Equity in loss of investment	(19)	—
Interest expense, net	(454)	(309)

Loss from continuing operations before income taxes	$(391)	$(599)

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2003

(Unaudited)

10.	SEGMENT INFORMATION, Continued

	Carrier	Enterprise
	Solutions	Solutions
	Group	Group	Total

For the Six Months Ended June 30, 2003
Revenue	$15,851	$13,004	$28,855
Contribution before unallocated items	1,854	3,697	5,551
2002
Revenue	$14,605	$9,060	$23,665
Contribution before unallocated items	2,270	2,804	5,074

The following table reconciles the total contribution before unallocated items to the loss from continuing operations (in thousands):

	Six Months Ended June 30,

	2003	2002

Contribution before unallocated items, per above	$5,551	$5,074
Corporate and administrative expenses	(4,064)	(4,029)
Depreciation	(1,196)	(1,478)
Amortization of intangibles	(425)	(289)
Deferred compensation	(393)	(648)
Reorganization costs	(194)	—
Other income	18	431
Equity in loss of investment	(52)	—
Interest expense, net	(761)	(519)

Loss from continuing operations before income taxes	$(1,516)	$(1,458)

Following the acquisition of substantially all the business assets along with certain liabilities of Clarent in February 2003, the Company began conducting research and development in Canada. International sales of the Company’s products and services continue to originate only from the United States. The geographic distribution of the Company’s revenues and contribution before unallocated items are as follows:

	Canada	United States	Total

For the Three Months Ended June 30, 2003
Revenue	$—	$15,858	$15,858
Contribution before unallocated items	(883)	4,077	3,194
For the Six Months Ended June 30, 2003
Revenue	$—	$28,855	$28,855
Contribution before unallocated items	(1,368)	6,919	5,551

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2003

(Unaudited)

11.	REORGANIZATION COSTS

In the first quarter of 2003, the Company initiated a reorganization to accommodate the acquisition of the assets of Clarent and eliminated 14 positions held by employees. As a result of these actions, the Company recorded reorganization costs of $194,000 during the six months ended June 30, 2003. The reorganization costs consist of severance costs and the balance of the accrued severance costs as of June 30, 2003 is $16,000. Annualized savings beginning in the second quarter of 2003 are expected to be approximately $987,000.

12.	STOCK OPTIONS AND WARRANTS

The Company has a stock option plan for employees, consultants, and other individual contributors to the Company. In addition, in connection with various financing and acquisition transactions, and for services provided to the Company, the Company has issued warrants to purchase the Company’s common stock. A summary of stock options and warrants outstanding at June 30, 2003, is as follows:

Options and warrants issued to employees:

	Options and Warrants Outstanding		Options and Warrants Exercisable

Range of Exercise	Outstanding at	Weighted Average	Exercisable	Weighted Average
Prices	June 30, 2003	Exercise Price	at June 30, 2003	Exercise Price

$0.19-$0.50	4,250,711	$0.41	2,381,102	$0.39
$0.51-$1.19	2,858,881	$0.97	1,394,874	$0.87
$1.20-$1.50	612,500	$1.43	532,500	$1.45
$1.51-$2.14	5,030,000	$2.14	3,509,375	$2.14
$2.15-$4.00	1,552,001	$3.11	1,134,116	$3.09
$4.14-$5.13	1,517,866	$4.32	961,142	$4.39
$5.22-$18.00	934,979	$7.28	891,786	$7.23

Total	16,756,938	$2.03	10,804,895	$2.27

Options and warrants issued to employees generally terminate ten years from the date of grant. Termination dates on the options and warrants listed above range from July 15, 2003 to June 26, 2013.

Warrants issued primarily in connection with financing:

	Number of	Weighted Average
Exercise Price	Outstanding Warrants	Exercise Price	Expiration Date

$0.01	37,532	$0.01	September 2005-October 2006
$0.31	9,577,502	$0.31	October 2007
$0.44-$1.98	1,955,373	$1.37	November 2004-February 2008
$2.11-$3.09	432,920	$2.85	August 2004-February 2005
$4.03-$5.00	575,219	$4.68	January 2004-November 2005
$5.25-$5.65	4,650,498	$5.64	February 2005-October 2006
$6.00-$7.30	1,176,820	$7.13	November 2005-October 2006

Total	18,405,864	$2.40

Most warrants are vested when issued.

Options and warrants outstanding as of June 30, 2003 totaled 34,987,802.

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2003

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

If the Company had used the fair value-based method of accounting for its stock option and incentive plans and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, then the net loss and net loss per common share would have been increased to the following pro forma amounts (in thousands, except for per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net loss, as reported	$(391)	$(599)	$(1,516)	$(1,458)
Add: Stock-based compensation expense included in net loss	194	324	393	648
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(673)	(1,148)	(1,643)	(2,296)

Pro forma net loss	$(870)	$(1,423)	$(2,766)	$(3,106)

Net loss per common share
As reported	$—	$(0.01)	$(0.02)	$(0.02)
Pro forma	(0.01)	(0.02)	(0.03)	(0.04)

13.	NET LOSS PER SHARE

Basic and diluted net loss per share are computed in accordance with SFAS No. 128, “Earnings Per Share,” using the weighted average number of common shares outstanding. The diluted net loss per share for the three months and six months ended June 30, 2003 and 2002 does not include the effect of the common stock equivalents, calculated by the treasury stock method, as their impact would be antidilutive. Using the treasury stock method, excluded common stock equivalents are as follows:

	For the three months ended		For the six months ended
	June, 30		June, 30

	2003	2002	2003	2002

Shares issuable under stock options	3,688,933	2,606,123	2,913,553	3,145,285
Shares issuable pursuant to warrants to purchase common stock	7,076,784	46,363	6,013,190	86,364

	10,765,717	2,652,486	8,926,743	3,231,649

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2003

(Unaudited)

14.	OTHER EVENTS

On or about April 29, 2002, Omni Systems of Georgia, Inc. (“Omni”) and Joseph T. Dyer (“Dyer”) filed with the American Arbitration Association (“AAA”) a demand for arbitration against the Company and Eltrax International, Inc., a wholly-owned subsidiary of the Company (“Eltrax International”). Omni and Dyer claimed that the Company and Eltrax International breached that certain Assignment dated as of August 31, 1998, among Eltrax International, Dyer and Omni (the “Assignment”), which was executed in connection with the Company’s acquisition of Encore Systems, Inc., Global Systems and Support, Inc. and Five Star Systems, Inc. (collectively, the “Encore Group”) in 1998. Pursuant to the Assignment, Omni and Dyer assigned and transferred to Eltrax International all of their right, title and interest in and to a certain computer software property management system in exchange for a one-time payment. The Assignment also provided for an earn-out component of the acquisition consisting of certain contingent monthly payments equal to a percentage of the maintenance and licensing net revenues received by Eltrax International with respect to a certain contract. Omni and Dyer claimed that the Company and Eltrax International had not paid to Omni and Dyer the contingent monthly payments owed to them pursuant to the Assignment beginning in June 2002. Omni and Dyer sought recovery of over $400,000 for contingent monthly payments allegedly owed for the period from May 15, 2002 through January 2003, plus payments in like amounts going forward, together with interest thereon, attorneys’ fees and expenses. In January 2003, the matter was heard for six days by a three-arbitrator panel of the AAA. On April 1, 2003, the Company received notice that the AAA panel awarded to Omni and Dyer (i) payments and interest thereon with respect to the Assignment in the aggregate amount of approximately $506,000; and (ii) attorneys’ fees and expenses, excluding expenses of the AAA, in the aggregate amount of approximately $199,000 (net of attorneys’ fees and expenses awarded to the Company), which amounts are to be paid by Eltrax International no later than April 30, 2003. Additionally, the AAA panel determined that Eltrax International will be liable for future payments as they become due in accordance with the terms of the Assignment. The Company estimates that the payments to be made by Eltrax International through 2007, pursuant to the award of the AAA panel, will total approximately $2.4 million. These payments are additional cost of the Company’s acquisition of the Encore Group. Accordingly, the Company accrued the total amount of the estimated payments and increased intangibles by $2.4 million. The long-term portion of the estimated payments is included on the Company’s consolidated balance sheet in other long-term liabilities.

15.	PURCHASE OF MCK COMMUNICATION, INC.

On April 22, 2003, the Company announced that it had signed a definitive merger agreement as of April 21, 2003 for the acquisition of MCK Communications, Inc. (“MCK”), which merger agreement was subsequently amended as of June 13, 2003. In the merger, holders of MCK’s common stock will be entitled to receive an aggregate of approximately 18.3 million shares of the Company’s common stock, which was valued at $25.0 million. The MCK acquisition will be accounted for as a purchase. The Company anticipates that the merger will close in the third quarter of 2003, subject to (i) approval by MCK’s shareholders; (ii) declaration of effectiveness by the Securities and Exchange Commission (“SEC”) of a registration statement to be filed by the Company covering the shares of the Company’s common stock to be issued in the merger; and (iii) satisfaction of other conditions set forth in the merger agreement.

In April 2003, the Company negotiated an agreement to purchase MCK in which the MCK stockholders would be entitled to receive approximately 20.0 million shares of the Company’s common stock which was valued at $13.0 million, based on the volume weighted average closing price per share of the Company’s common stock as reported on the Nasdaq Small Cap Market for the twenty trading day period beginning March 19, 2003 and ending April 15, 2003. As part of the original agreement, the Company was to receive $7.5 million in cash. The terms of the agreement were revised on June 13, 2003. Under the amended terms, MCK stockholders are entitled to receive approximately 18.3 million shares of the Company’s common stock and the cash in the transaction was reduced from $7.5 million to approximately $6.4 million. Although the number of shares to be issued in the transaction was reduced by the amendment, the amendment changed the measurement date for valuing the Company’s share to be issued in the transaction. As a result of the rise in the price of the Company’ stock, the revised valuation for the Company’s shares increased to $25.0 million. As a result of this, the Company expects the vast majority of this increase in valuation of the shares to be written off against goodwill, as either an impairment charge or as a reduction in the purchase price.

16.	LITIGATION

The Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business, and the Company does not expect these claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company.

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2003

(Unaudited)

17.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity” (“SFAS No. 150”), which is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for the Company’s classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The application of SFAS No. 150 is not expected to have a material adverse effect on the Company’s financial statements.

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

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2003

(Unaudited)

17.	RECENT ACCOUNTING PRONOUNCEMENTS, Continued

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“Interpretation No.46”). Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities as defined therein. Interpretation No. 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Company is currently determining the impact of application of this Interpretation on the Company’s financial statements.

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

Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:

-	our ability to fund future growth;

-	our ability to become profitable;

-	the volatility of the price of our common stock;

-	the historically low price of our common stock;

-	the historically low trading volume of our common stock;

-	market demand for and market acceptance for our products;

-	our ability to protect our intellectual property rights;

-	our current level of indebtedness;

-	new regulation and legislation;

-	trends for the continued growth of our business and other businesses we may acquire, including the business of MCK;

-	our ability to successfully market existing products and services and develop and market new products and services;

-	our ability to integrate our business with other entities we may subsequently acquire;

-	our ability to expand our market for existing products and services;

-	the effects of our accounting policies and general changes in accounting principles generally accepted in the United States of America

-	general economic conditions of the telecommunications market; and

-	other risks and uncertainties disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 and in our other filings with the SEC.

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

General

The Company is a communications technology solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s continuing operations include two separate business segments, the Carrier Solutions Group, which the Company formerly referred to as its Gateway Solutions business, which includes the Company’s Clarent softswitching division and the Company’s subsidiary NACT, and the Enterprise Solutions Group, which the Company formerly referred to as its Applications and Services business, which includes the Company’s Clarent Netperformer division, the Company’s subsidiary Telemate.Net and the Company’s customer response center operations. The Company formed its Clarent softswitching division and Clarent Netperformer division subsequent to the Company’s acquisition of Clarent’s business assets in February 2003. The Company’s discontinued operations include its legacy VAR business and HSG.

The consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including Telemate.Net, NACT and Clarent Canada Ltd.

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

Results of Operations

Three Months Ended June 30, 2003, compared to Three Months Ended June 30, 2002

For the three months ended June 30, 2003, the Company’s net loss totaled $391,000, or $.00 per share, compared with net loss of $599,000, or $.01 per share, for the same period in 2002.

Total revenue was $15.9 million in the three months ended June 30, 2003, reflecting a 36% increase from the same period in 2002. Products revenue was $9.9 million in the three months ended June 30, 2003, reflecting a 62% increase from the same period in 2002. The $3.8 million increase in product revenue is comprised of $1.9 million net increase for the Carrier Group and $1.9 million increase for the Enterprise Group, attributable to Clarent product sales offset by a decrease in NACT product sales. With the Company’s strategy of focusing on next generation communications solutions, it expects more growth in the Clarent products than the NACT products as there is a greater market for the Clarent products and as some customer needs previously filled by NACT products can now be better served by Clarent products or a combination of both. Services revenue was $6.0 million in the three months ended June 30, 2003, reflecting a 7% increase from the same period in 2002. Gross profit increased by $2.7 million in the three months ended June 30, 2003, and was 60% of revenue in 2003, compared with 59% of revenue in the same period of 2002. The increase in gross profit dollars resulted primarily from the increase in revenues. The slight increase in gross profit percentage was primarily a result of a few of the Company’s Clarent softswitching division transactions with high margins.

Total operating expenses incurred for the three months ended June 30, 2003, were $9.5 million, an increase of $1.9 million compared to the same period of 2002. The increase is primarily attributable to the following items: increases in general and administrative expenses of $931,000, sales and marketing expenses of $335,000, research and development expenses of $919,000 and amortization of intangibles of $66,000 offset by decreases in depreciation expense of $173,000 and amortization of deferred compensation of $130,000.

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

The increase in research and development is primarily related to research and development activities at the Company’s Clarent softswitching division and Clarent Netperformer division.

The decrease in depreciation expense is primarily related to fully depreciated assets net of increases related to the purchase of furniture and equipment of approximately $297,000 and $443,000 during the first six months of 2003 and for the last six months of 2002, respectively. Capital expenditures are primarily depreciated on a straight-line basis over their estimated useful lives of three years.

The increase in intangible amortization is primarily related to the amortization of the customer relationship costs related to the acquisition of Encore Group in 1998, recorded in the fourth quarter of 2002.

The $130,000 decrease in amortization of deferred compensation primarily related to the termination of certain options and full vesting of other options outstanding since the Company’s acquisitions of Telemate.Net in November 2001 and Cereus Technology Partners, Inc. (“Cereus”) in September 2000. The deferred compensation represents the intrinsic value of the Telemate.Net and Cereus unvested options outstanding at the date of the acquisitions of Telemate.Net and Cereus and is amortized over the remaining vesting period of the options.

As a percent of revenue, operating expenses from continuing operations, were 60% during the three months ended June 30, 2003 down from 64% for the same period in 2002.

Other income was $9,000 during the three months ended June 30, 2003 compared with $345,000 for the same period in 2002. Included in other income during the three months ended June 30, 2002 was $254,000 of non-recurring transactions related to insurance proceeds and the gain on sale of non-operating assets.

Equity in loss of investment was $19,000 during the three months ended June 30, 2003. This amount represents the Company’s 51% portion of BeTrue’s losses for the quarter. The Company acquired a 51% interest in BeTrue during the fourth quarter of 2002. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated.

Net interest expense was $454,000 during the three months ended June 30, 2003, an increase of $145,000 compared to the same period in 2002. The increase was attributable to increased borrowings on the Company’s line of credit and notes payable for the acquisition of assets from Clarent, net of reductions related to the interest on the deferred payment due for the purchase of NACT.

Business Unit Performance

	For the Three Months Ended June 30,

	Carrier Solutions Group		Enterprise Solutions Group		Consolidated

	2003	2002	2003	2002	2003	2002

	Dollars in thousands
Revenue	$9,129	$7,080	$6,729	$4,591	$15,858	$11,671

Gross profit	5,840	4,346	3,694	2,532	9,534	6,878
Gross margin	64%	61%	55%	55%	60%	59%
General and administrative	1,553	1,045	426	317	1,979	1,362
Sales and marketing	1,087	912	891	619	1,978	1,531
Research and development	1,741	1,383	642	81	2,383	1,464

Contribution before unallocated items	$1,459	$1,006	$1,735	$1,515	3,194	2,521

Unallocated items:
Corporate, sales, general and administrative expenses					2,171	1,969
Depreciation					543	716
Amortization of intangibles					213	147
Amortization of deferred compensation					194	324

Operating income (loss)					73	(635)
Other income					9	345
Equity in loss of investment					(19)	—
Interest expense, net					(454)	(309)

Loss from continuing operations					$(391)	$(599)

Carrier Solutions Group

Total Carrier Solutions Group revenue was $9.1 million in the three months ended June 30, 2003, a 29% increase from the same period in 2002. The net increase in product revenue is attributable to Clarent product sales offset by a decrease in NACT product sales. With Company’s strategy of focusing on next generation communications solutions, it expects more growth in the Clarent products than the NACT products as there is a greater market for the Clarent products and as some customer needs previously filled by NACT products can now be better served by Clarent products or a combination of both.

Gross profit increased by $1.5 million in the three months ended June 30, 2003, and was 64% percent of revenue, compared to 61% in the same period in 2002. The increase in gross profit dollars is related to the increase in revenue and gross profit percentage. The increase in gross profit percentage was a result of a few sales of the Company’s Clarent softswitching division transactions with high margins.

Allocated operating expenses incurred in the Carrier Solutions Group for the three months ended June 30, 2003, were $4.4 million, an increase of $1.0 million compared to the same period in 2002. The increase in general and administrative expenses reflects the formation of the Company’s Clarent softswitching division subsequent to the Company’s acquisition of Clarent’s business assets in February 2003 and an increase in general and administrative expenses at NACT. The increase in sales and marketing expenses and research and development expenses reflect increases related to the formation of the Company’s Clarent softswitching division subsequent to the Company’s acquisition of Clarent’s business assets in February 2003 offset by cost savings in the operations of NACT. As a percent of revenue, operating expenses for the Carrier Solutions Group were 48% during the three months ended June 30, 2003 up from 47% during the same period in 2002.

Enterprise Solutions Group

Total Enterprise Solutions Group revenue was $6.7 million in the three months ended June 30, 2003, a 47% increase from the same period in 2002. The increase in revenue is primarily related to the formation of the Company’s Clarent Netperformer division subsequent to the Company’s acquisition of Clarent’s business assets in February 2003.

Gross profit increased by $1.2 million in the three months ended June 30, 2003, and was 55% percent of revenue, compared with 55% of revenue in the same period in 2002. All divisions in the Enterprise Solutions Group experienced improvement in gross profit margin compared to the same period in 2002. The Company’s addition of Clarent’s Netperformer division in February 2003 was the primary cause of the increase in gross profit dollars although its margin was slightly less than the overall percentage of the Enterprise Solutions Group.

Allocated operating expenses incurred in Enterprise Solutions Group for the three months ended June 30, 2003, were $2.0 million, an increase of $942,000 compared to the same period in 2002. The increases in general and administrative expenses, sales and marketing expenses and research and development expenses relates to the addition of the Clarent’s Netperformer division in February 2003. As a percent of revenue, allocated operating expenses for Enterprise Solutions Group were 29% during the three months ended June 30, 2003 up from 22% during the same period in 2002. The increase is attributable to the increase in research and development expenses as a percentage of revenue related to the operations of the Company’s Clarent Netperformer division.

Six Months Ended June 30, 2003, compared to Six Months Ended June 30, 2002

For the six months ended June 30, 2003, the Company’s net loss totaled $1.5 million, or $.02 per share, compared with net loss of $1.8 million, or $.02 per share, for the same period in 2002. The 2002 results included a loss from discontinued operations of $331,000 or $.00 per share.

Continuing Operations

For the six months ended June 30, 2003, the Company’s net loss from continuing operations totaled $1.5 million, or $.02 per share, compared with a net loss of $1.5 million, or $.02 per share, for the same period in 2002.

Total revenue was $28.9 million in the six months ended June 30, 2003, reflecting a 22% increase from the same period in 2002. Products revenue was $17.1 million in the six months ended June 30, 2003, reflecting a 35% increase from the same period in 2002. The $4.4 million increase in product revenue is comprised of $880,000 net increase for the Carrier Group and $3.5 million increase for the Enterprise Group, attributable to Clarent product sales offset by a decrease in NACT product sales. With the Company’s strategy of focusing on next generation communications solutions, it expects more growth in the Clarent products than the NACT products as there is a greater market for the Clarent products and as some customer needs previously filled by NACT products can now be better served by Clarent products or a combination of both. Services revenue was $11.7 million in the six months ended June 30, 2003, reflecting a 7% increase from the same period in 2002. Gross profit increased by $3.2 million in the six months ended June 30, 2003, and was 59% of revenue in 2003, compared with 59% of revenue in the same period of 2002. The increase in gross profit dollars resulted primarily from the increase in revenues.

Total operating expenses incurred in continuing operations for the six months ended June 30, 2003, were $17.8 million, an increase of $2.5 million compared to the same period of 2002. The increase is primarily attributable to the following items: reorganization costs of $194,000, increases in general and administrative expenses of $1.1 million, sales and marketing expenses of $461,000, research and development expenses of $1.1 million and amortization of intangibles of $136,000 offset by decreases in depreciation expense of $282,000 and amortization of deferred compensation of $255,000.

The increase in general and administrative expenses resulted from the addition of personnel and related costs related to the acquisition of assets from Clarent in February 2003 and an increase in general and administrative expenses at NACT, offset by overall decreased expenses related to on-going cost reduction initiatives resulting in reduced personnel, telecom and other general and administrative expenses.

The increase in sales and marketing expenses resulted from the addition of personnel and related costs related to the acquisition of assets from Clarent in February 2003, offset by overall decreased expenses related to on-going cost reduction initiatives.

The increase in research and development is primarily related to research and development activities at the Company’s Clarent softswitching division and Clarent Netperformer division.

The decrease in depreciation expense is primarily related to fully depreciated assets net of increases related to the purchase of furniture and equipment of approximately $297,000 and $443,000 during the first six months of 2003 and for the last six months of 2002, respectively. Capital expenditures are primarily depreciated on a straight-line basis over their estimated useful lives of three years.

The increase in intangible amortization is primarily related to the amortization of the customer relationship costs related to the acquisition of Encore Group in 1998, recorded in the fourth quarter of 2002.

The $255,000 decrease in amortization of deferred compensation primarily related to the termination of certain options and full vesting of other options outstanding since the Company’s acquisitions of Telemate.Net in November 2001 and Cereus Technology Partners, Inc. (“Cereus”) in September 2000. The deferred compensation represents the intrinsic value of the Telemate.Net and Cereus unvested options outstanding at the date of the acquisitions of Telemate.Net and Cereus and is amortized over the remaining vesting period of the options.

In the first quarter of 2003, the Company announced a reorganization to accommodate the acquisition of the assets of Clarent and eliminated 14 positions held by employees. As a result of these actions, the Company recorded reorganization costs of $194,000 during the six months ended June 30, 2003. The reorganization costs consist of severance. Annualized savings beginning in the second quarter of 2003 are expected to be approximately $987,000.

As a percent of revenue, operating expenses from continuing operations, were 62% during the six months ended June 30, 2003 down from 65% for the same period in 2002.

Other income was $18,000 during the six months ended June 30, 2003 compared with $431,000 for the same period in 2002. Included in other income during the six months ended June 30, 2002 was $254,000 of non-recurring transactions related to insurance proceeds and the gain on sale of non-operating assets.

Equity in loss of investment was $52,000 during the six months ended June 30, 2003. This amount represents the Company’s 51% portion of BeTrue’s losses for the six months. The Company acquired a 51% interest in BeTrue during the fourth quarter of 2002. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated.

Net interest expense was $761,000 during the six months ended June 30, 2003, an increase of $242,000 compared to the same period in 2002. The increase was attributable to increased borrowings on the Company’s line of credit and notes payable for the acquisition of assets from Clarent, net of reductions related to the interest on the deferred payment due for the purchase of NACT.

Business Unit Performance

	For the Six Months Ended June 30,

	Carrier Solutions Group		Enterprise Solutions Group		Consolidated

	2003	2002	2003	2002	2003	2002

	Dollars in thousands
Revenue	$15,851	$14,605	$13,004	$9,060	$28,8550	$23,665

Gross profit	9,798	9,021	7,308	4,902	17,106	13,923
Gross margin	62%	62%	56%	54%	59%	59%
General and administrative	2,761	2,020	886	705	3,647	2,725
Sales and marketing	1,980	1,816	1,649	1,169	3,629	2,985
Research and development	3,203	2,915	1,076	224	4,279	3,139

Contribution before unallocated items	$1,854	$2,270	$3,697	$2,804	5,551	5,074

Unallocated items:
Corporate, sales, general and administrative expenses					4,064	4,029
Depreciation					1,196	1,478
Amortization of intangibles					425	289
Amortization of deferred compensation					393	648
Reorganization costs					194	—

Operating loss					(721)	(1,370)
Other income					18	431
Equity in loss of investment					(52)	—
Interest expense, net					(761)	(519)

Loss from continuing operations					$(1,516)	$(1,458)

Carrier Solutions Group

Total Carrier Solutions Group revenue was $15.9 million in the six months ended June 30, 2003, a 9% increase from the same period in 2002. The net increase in product revenue is attributable to Clarent product sales offset by a decrease in NACT product sales. With Company’s strategy of focusing on next generation communications solutions, it expects more growth in the Clarent products than the NACT products as there is a greater market for the Clarent products and as some customer needs previously filled by NACT products can now be better served by Clarent products or a combination of both.

Gross profit increased by $777,000 in the six months ended June 30, 2003, and was 62% percent of revenue, compared to 62% in the same period in 2002. The increase in gross profit dollars is related to increased revenues.

Allocated operating expenses incurred in the Carrier Solutions Group for the six months ended June 30, 2003, were $7.9 million, an increase of $1.2 million compared to the same period in 2002. The increase in general and administrative expenses reflects the formation of the Company’s Clarent softswitching division subsequent to the Company’s acquisition of Clarent’s business assets in February 2003. The increase in sales and marketing expenses and research and development expenses reflect increases related to the formation of the Company’s Clarent softswitching division subsequent to the Company’s acquisition of Clarent’s business assets in February 2003 offset by cost savings in the operations of NACT. As a percent of revenue, operating expenses for the Carrier Solutions Group were 50% during the six months ended June 30, 2003 up from 46% during the same period in 2002.

Enterprise Solutions Group

Total Enterprise Solutions Group revenue was $13.0 million in the six months ended June 30, 2003, a 44% increase from the same period in 2002. The increase in revenue is primarily related to the formation of the Company’s Clarent Netperformer division subsequent to the Company’s acquisition of Clarent’s business assets in February 2003.

Gross profit increased by $2.4 million in the six months ended June 30, 2003, and was 56% percent of revenue, compared with 54% of revenue in the same period in 2002. All divisions in the Enterprise Solutions Group experienced improvement in gross profit dollars and margin compared to the same period in 2002. The Company’s addition of Clarent’s Netperformer division in February 2003 was the primary cause of the increase in gross profit dollars and its margin was comparable with the overall percentage of the Enterprise Solutions Group.

Allocated operating expenses incurred in Enterprise Solutions Group for the six months ended June 30, 2003, were $3.6 million, an increase of $1.5 million compared to the same period in 2002. The increases in general and administrative expenses, sales and marketing expenses and research and development expenses relates to the addition of the Clarent’s Netperformer division in February 2003. As a percent of revenue, allocated operating expenses for Enterprise Solutions Group were 28% during the six months ended June 30, 2003 up from 23% during the same period in 2002. The increase is attributable to the increase in research and development expenses as a percentage of revenue related to the operations of the Company’s Clarent Netperformer division.

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

There were no results of discontinued operations for the six months ended June 30, 2003. Summary operating results of the discontinued operations for the six months ended June 30, 2002 (in thousands) were as follows:

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

Restructuring Accruals

Continuing Operations:

In the first quarter of 2003, the Company initiated a reorganization to accommodate the acquisition of the assets of Clarent and eliminated 14 positions held by employees. As a result of these actions, the Company recorded reorganization costs of $194,000 during the six months ended June 30, 2003. The reorganization costs consist of severance costs and the balance of the accrued severance costs as of June 30, 2003 is $16,000.

Discontinued Operations:

During the second and third quarters of 2001, the Company initiated certain restructuring plans. In conjunction with these restructuring plans, the Company established a restructuring reserve account for the estimated costs related to the plans. These costs primarily related to facilities closings, severance costs and MessageClick ASP service exiting costs. For the facilities closings cost, a reserve was established for all remaining lease payments due on buildings and equipment that were no longer being utilized in continuing operations, less assumptions for sub-leases. The accrual for one of the leases with total payments remaining of $2.5 million assumes that the building will be sub-leased for 50% of the total lease liability over the term of the lease. As of June 30, 2003, the Company had a remaining reserve balance of approximately $1.8 million, which is included in liabilities of discontinued operations. The Company currently believes that this remaining estimated balance is appropriate to cover future obligations associated with the restructurings. Activity in the restructuring accruals was as follows:

Balance December 31, 2002	$2,010
Lease payments	(426)
Additional restructuring accrual	201

Balance June 30, 2003	$1,785

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

Intangible Assets

The Company has significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. The Company assesses the recoverability of its intangible assets subject to amortization by determining whether the value of intangible assets subject to amortization over their remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. For goodwill and unamortized intangible assets, the Company performs an annual impairment test that requires a comparison of the fair value of goodwill and unamortized intangible assets with their carrying amounts. If the carrying amount of goodwill or unamortized intangible asset exceeds its fair value, then an impairment loss shall be recognized in an amount equal to that excess.

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

At June 30, 2003, the Company had a positive working capital position (excess of current assets over current liabilities) of $5.6 million compared to a positive working capital position of $1.8 million at December 31, 2002. The Company’s cash and cash equivalents totaled $1.2 million at June 30, 2003, and $1.3 million at December 31, 2002. Total long-term debt, net of discount, was $6.8 million at June 30, 2003 and $3.7 million at December 31, 2002. At June 30, 2003, the Company had borrowed $2.8 million under its $10.0 million Amended Credit Agreement with Silicon. The Company’s remaining borrowing availability under the Amended Credit Agreement at June 30, 2003 was $5.1 million.

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

On February 12, 2003, the Company acquired substantially all the business assets and assumed certain related liabilities of Clarent for $9.8 million in notes. At the closing of the acquisition, the Company issued three promissory notes to Clarent: a $5.0 million secured note due February 13, 2004, which bears interest at 10% per annum, of which $750,000 was paid through June 30, 2003, and the remainder is due in monthly installments continuing in July at $250,000, increasing to $500,000 in September and $750,000 in December; a $1.8 million non-interest bearing unsecured note due February 13, 2004, of which $300,000 was paid through June 30, 2003 and the remainder is due in quarterly installments of $500,000; and a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum. The assets the Company purchased from Clarent secure the secured notes.

Cash Flow

Cash provided by the Company’s continuing operations in the six months ended June 30, 2003 totaled approximately $229,000 compared with cash used in continuing operations of $1.8 million in the same period in 2002. The Company’s source of cash in continuing operations during the six months ended June 30, 2003 resulted primarily from cash provided from continuing operations of $2.0 million (net loss from continuing operations of $1.5 million reduced by non-cash charges totaling $3.5 million, including depreciation and amortization of $2.2 million and provision for doubtful accounts of $1.3 million) offset by cash used for changes in current operating assets and liabilities of approximately $1.7 million.

Cash used in the Company’s discontinued operations in the six months ended June 30, 2003 totaled $525,000 compared with cash used in discontinued operations of $458,000 in the same period in 2002.

The Company used cash in investing activities in the six months ended June 30, 2003 of approximately $1.6 million, compared to $607,000 in the same period of 2002. In the six months ended June 30, 2003, the Company used $1.0 million in cash, net of cash acquired, related to the acquisition of the assets of Clarent. The Company spent $297,000 and $446,000 on capital expenditures in the six months ended June 30, 2003 and 2002, respectively. The Company also invested $320,000 and $161,000 on purchased software development costs in the six months ended June 30, 2003 and 2002, respectively.

Cash provided by financing activities totaled approximately $1.8 million in the six months ended June 30, 2003, compared to cash used of $1.2 million in the same period of 2002. The Company borrowed $2.0 million on the Company’s credit line, received proceeds from the issuance of the Company’s common stock totaling $812,000 and paid $1.1 million on the notes payable for the purchase of the assets of Clarent in the six months ended June 30, 2003. The Company received proceeds from the issuance of the Company’s common stock totaling $292,000 and paid $1.5 million on the notes payable for the purchase of NACT in the six months ended June 30, 2002.

Contractual Obligations and Commercial Commitments

The following summarizes the Company’s future contractual obligations at June 30, 2003 (in thousands):

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Line of credit	$2,848	$—	$2,848	$—	$—
Additional payments for the acquisition of Encore Group	1,463	654	662	147	—
Notes payable	8,750	5,750	—	3,000	—
Convertible subordinated debentures	4,500	—	4,500	—	—
Operating leases:
Continuing operations	14,910	2,680	4,975	4,159	3,096
Discontinued operations	1,706	605	429	380	292

Total contractual cash obligations	$34,177	$9,689	$13,414	$7,686	$3,388

Sources of Cash

For 2003, the Company expects that its primary sources of cash will be from cash on hand, working capital provided by operating activities, borrowings under its Amended Credit Agreement with Silicon, repayment of its notes receivable from shareholders and other possible sources, including issuances of equity or debt securities, including exercise of options and warrants. The Company believes that, with its current operations, which generated positive income from continuing operations before interest, taxes, depreciation, amortization of intangibles and amortization of deferred compensation (“EBITDA”) for the last seven quarters, it will have sufficient liquidity from these sources to meet its current financial obligations through 2003. Additionally, in July 2003, the Company received cash proceeds of $1.1 million from the exercise of options and warrants and $1.6 million from the early retirement of notes receivable from shareholders. The Amended Credit Agreement with Silicon, however, is subject to certain financial covenants and limitations on the Company’s ability to access funds under the Amended Credit Agreement. If the Company is in violation of the Amended Credit Agreement, or does not have sufficient eligible accounts receivable and inventory to support the level of borrowings it may need, the Company may be unable to draw on the Amended Credit Agreement to the extent necessary. To the extent the Company does not have borrowing availability under the Amended Credit Agreement, the Company may be required to obtain additional sources of capital, sell assets, obtain an amendment to the Amended Credit Agreement or otherwise restructure its outstanding indebtedness. If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the Amended Credit Agreement or otherwise restructure its outstanding indebtedness, then the Company may not be able to meet its obligations.

The Company’s short-term cash needs are to cover working capital needs, including cash operating losses, if any, capital expenditures, transaction costs related to the acquisition of Clarent’s assets and MCK, payments on the secured and unsecured notes made by the Company in connection with the acquisition of Clarent’s assets, totaling approximately $5.8 million plus interest due February 13, 2004 and payments related to discontinued operations. At June 30, 2003, liabilities of discontinued operations included $1.8 million in lease payments related to discontinued operations. The Company expects to pay out approximately $605,000 related to discontinued operations in the next twelve months.

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

In February 2003, the FASB issued SFAS No. 150, which is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for the Company’s classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The application of SFAS No. 150 is not expected to have a material adverse effect on the Company’s financial statements.

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

Interest Rate Risks

The Company’s notes payable and convertible subordinated debentures at June 30, 2003, carry interest rates, which are fixed. The Company’s line of credit pursuant to the Amended Credit Agreement carries interest rates, which vary with the prime rate. Accordingly, any increases in Silicon’s prime rate will reduce the Company’s earnings. A 1% increase in the prime rate on the $2.8 million outstanding under the Company’s line of credit at June 30, 2003 would result in an annual interest expense increase of approximately $28,000.

Foreign Currency Risks

Products sold outside of the United States of America are transacted in U.S. dollars and therefore the Company is not exposed to foreign currency exchange risk. Transactions with Clarent Canada Ltd., the Company’s Canadian subsidiary present foreign currency exchange risk. The principal transactions are personnel and related costs. The intercompany balance is denominated in U.S. dollars and changes in foreign currency rates would result in foreign currency gains and losses. Using the intercompany balance at June 30, 2003, a 10% strengthening of the U.S. dollar against the Canadian dollar would result in a foreign currency transaction loss of approximately $164,000. To date, foreign exchange gains and losses have not been significant.

ITEM 4: Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, as required by paragraph (b) of Rules 13(a)-15 or 15(d)-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business, and the Company does not expect these claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company. In addition, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the proceeding against the Company discussed below has been resolved.

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

Item 2. Changes in Securities and Use of Proceeds

In the quarter ended June 30, 2003, the Company issued to two individuals an aggregate of 1,676,517 shares of the Company’s common stock upon exercise by such individuals of warrants to purchase shares of the Company’s common stock issued in connection with the private placement of securities conducted by the Company in October 2002. The shares issued to the individuals were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration set forth in Regulation D promulgated pursuant to Section 4(2) of the Securities Act (“Regulation D”). The Company based such reliance upon factual representations made to the Company by each individual as to such individual’s investment intent, sophistication, and status as an “accredited investor,” as that term is defined in Rule 501 of Regulation D, among other things.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Agreement and Plan of Merger dated as of April 21, 2003, among the Company, Mickey Acquiring Sub, Inc. and MCK. (The schedules to the Agreement and Plan of Merger have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.) *

2.2	First Amendment to the Agreement and Plan of Merger dated as of April 21, 2003, among the Company, Mickey Acquiring Sub, Inc. and MCK. *

2.3	Second Amendment to the Agreement and Plan of Merger dated as of June 13, 2003, among the Company, Mickey Acquiring Sub, Inc. and MCK.**

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 23, 2003.

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 17, 2003.

(b)	Reports on Form 8-K.

During the quarter ended June 30, 2003, the Company filed with the SEC the following Current Reports on Form 8-K:

(i)	Current Report on Form 8-K filed on April 23, 2003, reporting under Item 5 of such report that the Company had entered into that certain Agreement and Plan of Merger dated as of April 21, 2003, among the Company, Mickey Acquiring Sub, Inc. and MCK, and that certain First Amendment to the Agreement and Plan of Merger dated as of April 21, 2003, among the Company, Mickey Acquiring Sub, Inc. and MCK;

(ii)	Current Report on Form 8-K filed on May 17, 2003, reporting under Item 12 of such report information regarding the Company’s results of operations and financial condition for the first quarter 2003; and

(iii)	Current Report on Form 8-K filed on June 13, 2003, reporting under Item 5 of such report that the Company had entered into that certain Second Amendment to Agreement and Plan of Merger dated as of June 13, 2003, among the Company, Mickey Acquiring Sub, Inc. and MCK.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSO TECHNOLOGIES, INC.

Date: August 13, 2003	/s/ Juliet M. Reising Executive Vice President and Chief Financial Officer (duly authorized signatory and Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated as of April 21, 2003, among the Company, Mickey Acquiring Sub, Inc. and MCK Communications, Inc. (The schedules to the Agreement and Plan of Merger have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.) *

2.2	First Amendment to the Agreement and Plan of Merger dated as of April 21, 2003, among the Company, Mickey Acquiring Sub, Inc. and MCK Communications, Inc. *

2.3	Second Amendment to the Agreement and Plan of Merger dated as of June 13, 2003, among the Company, Mickey Acquiring Sub, Inc. and MCK Communications, Inc.**

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 23, 2003.

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 17, 2003.