Form 10-Q
period 2003-09-30
VERSO TECHNOLOGIES INC
filed 2003-11-14
CIK 797448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from _______________ to _________

Commission file number 0-22190

VERSO TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

MINNESOTA (State or Other Jurisdiction of Incorporation or Organization)	41-1484525 (I.R.S. Employer Identification No.)

400 Galleria Parkway, Suite 300, Atlanta, GA 30339
(Address of Principal Executive Offices)

(678) 589-3500
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicated by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒.

Shares of the registrant’s common stock, par value $.01 per share, outstanding as of November 13, 2003: 119,726,803.

EX-31.1 302 CERTIFICATION OF CEO
EX-31.2 302 CERTIFICATION OF CFO
EX-32.1 906 CERTIFICATION OF CEO
EX-32.2 906 CERTIFICATION OF CFO

VERSO TECHNOLOGIES, INC.
FORM 10-Q

INDEX

		Page No.
Part I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2003 and
	December 31, 2002	2
	Condensed Consolidated Statements of Operations for the three months
	and the nine months ended September 30, 2003 and 2002	3
	Condensed Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2003 and 2002	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	20
Item 3	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4	Controls and Procedures	35
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	36
Item 2	Changes in Securities and Use of Proceeds	37
Item 6	Exhibits and Reports on Form 8-K	37
	Signature Page	39
	Exhibit Index	40

VERSO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS:
Current assets:
Cash and cash equivalents	$9,781	$1,294
Restricted cash	2,445	300
Accounts receivable, net of allowance for doubtful accounts of $2,857 and $1,853 at September 30, 2003 and December 31, 2002, respectively	17,247	10,909
Inventories	9,317	4,733
Other current assets	1,703	681

Total current assets	40,493	17,917
Property and equipment, net	5,901	4,962
Investment	539	600
Other intangibles, net	7,303	3,671
Goodwill	14,599	12,685

Total assets	$68,835	$39,835

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$—	$800
Current portion of notes payable	4,235	—
Accounts payable	3,299	1,993
Accrued compensation	2,265	1,586
Accrued expenses	3,472	4,473
Current portion of accrued costs of MCK Communications, Inc. acquisition	4,173	—
Unearned revenue and customer deposits	6,716	5,387
Current portion of liabilities of discontinued operations	1,278	1,829

Total current liabilities	25,438	16,068
Liabilities of discontinued operations, net of current portion	879	1,302
Other long-term liabilities	1,722	1,128
Notes payable, net of discount, net of current portion	2,643	—
Convertible subordinated debentures, net of discount	3,910	3,703

Total liabilities	34,592	22,201

Shareholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized; 115,052,738 and 89,077,846 shares issued and outstanding	1,151	891
Additional paid-in capital	302,360	275,040
Notes receivable from shareholders	—	(1,623)
Accumulated deficit	(267,980)	(254,857)
Deferred compensation	(1,205)	(1,797)
Accumulated other comprehensive loss — foreign currency translation	(83)	(20)

Total shareholders’ equity	34,243	17,634

Total liabilities and shareholders’ equity	$68,835	$39,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

	2003	2002	2003	2002

Revenue:
Products	$9,573	$5,156	$26,697	$17,846
Services	5,741	5,256	17,473	16,231

Total revenue	15,314	10,412	44,170	34,077
Cost of revenue:
Products	3,671	1,936	10,198	6,541
Services	2,686	2,624	7,910	7,761

Total cost of revenue	6,357	4,560	18,108	14,302
Gross profit:
Products	5,902	3,220	16,499	11,305
Services	3,055	2,632	9,563	8,470

Total gross profit	8,957	5,852	26,062	19,775
Operating expenses:
General and administrative	2,897	2,316	10,146	8,424
Sales and marketing	2,402	1,631	6,493	5,262
Research and development	2,382	1,455	6,661	4,593
Depreciation and amortization of property and equipment	867	607	2,062	2,086
Amortization of intangibles	263	159	688	448
Amortization of deferred compensation, related to sales, general and administrative	194	272	587	920
Write-down of goodwill	10,930	—	10,930	—
Reorganization costs	232	131	426	131

Total operating expenses	20,167	6,571	37,993	21,864

Operating loss from continuing operations	(11,210)	(719)	(11,931)	(2,089)

Other (expense) income, net:
Other income	—	22	18	453
Equity in loss of investment	(9)	—	(61)	—
Interest expense, net	(388)	(322)	(1,149)	(841)

Other expense, net	(397)	(300)	(1,192)	(388)

Loss from continuing operations before income taxes	(11,607)	(1,019)	(13,123)	(2,477)
Income taxes	—	—	—	—

Loss from continuing operations	(11,607)	(1,019)	(13,123)	(2,477)
Loss from discontinued operations, net of income taxes	—	—	—	(331)

Net loss	$(11,607)	$(1,019)	$(13,123)	$(2,808)

Net loss per common share — basic and diluted:
Loss from continuing operations	$(0.12)	$(0.01)	$(0.14)	$(0.03)
Loss from discontinued operations	—	—	—	(0.01)

Net loss per common share — basic and diluted	$(0.12)	$(0.01)	$(0.14)	$(0.04)

Weighted average shares outstanding — basic and diluted	96,507,282	78,970,101	92,361,308	78,373,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the nine months ended September 30,

	2003	2002

Operating Activities:
Continuing operations:
Net loss from continuing operations	$(13,123)	$(2,477)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) continuing operating activities:
Equity in loss of investment	61	—
Depreciation	2,062	2,086
Amortization of intangibles	688	448
Amortization of deferred compensation	587	920
Writedown of goodwill	10,930	—
Provision for doubtful accounts	1,573	1,150
Amortization of loan fees and discount on notes and convertible subordinated debentures	415	452
Other	(112)	86
Changes in current operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,709)	(3,397)
Inventories	2,547	(492)
Other current assets	(155)	(262)
Accounts payable	708	512
Accrued compensation	552	(1,684)
Accrued expenses	(2,591)	(154)
Unearned revenue and customer deposits	316	8

Net cash provided by (used in) continuing operating activities	749	(2,804)

Discontinued operations:
Loss from discontinued operations	—	(331)
Adjustment to reconcile loss from discontinued operations to net cash used in discontinued operating activities	(710)	(566)

Net cash used in discontinued operating activities	(710)	(897)

Net cash provided by (used in) operating activities	39	(3,701)

Investing Activities:
Purchases of property and equipment	(977)	(648)
Software development costs capitalized	(481)	(267)
Purchase of Clarent Corporation assets, net of cash acquired	(1,122)	—
Purchase of MCK Communications, Inc., net of cash acquired	9,915	—

Net cash provided by (used in) investing activities	7,335	(915)

Financing Activities:
Payments of note payable for the purchase of NACT	—	(2,000)
Payments of notes payable	(2,550)	—
Shareholder note repayments	1,771	24
Net repayments under line of credit	(800)	—
Proceeds from issuances of common stock, net	2,744	289

Net cash provided by (used in) financing activities	1,165	(1,687)

Effect of exchange rate changes on cash	(52)	—

Increase (decrease) in cash and cash equivalents	8,487	(6,303)
Cash and cash equivalents at beginning of period	1,294	7,745

Cash and cash equivalents at end of period	$9,781	$1,442

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$609	$244

Income taxes	$11	$45

Non-cash investing and financing activities
Common stock consideration for MCK Communications, Inc. issuance of 18,280,000 shares of common stock	$24,130	$—
Common stock and compensatory options issued in reorganization	264	—
Issuance of common stock in arbitration settlement	264	403
Issuance of warrants in exchange for services	119	211
Assets acquired and liabilities assumed in conjunction with business acquisitions:
Fair value of assets acquired, excluding cash	$33,175	$—
Consideration paid, including common stock	15,337	—

Liabilities assumed	$17,838	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

1.	BUSINESS AND BASIS OF PRESENTATION

Verso Technologies, Inc. and subsidiaries (the “Company”) is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s continuing operations include two separate business segments, the Carrier Solutions Group, which the Company formerly referred to as its Gateway Solutions business, which includes the Company’s Clarent softswitching division and the Company’s subsidiary NACT Telecommunications, Inc. (“NACT”), and the Enterprise Solutions Group, which the Company formerly referred to as its Applications and Services business, which includes the Company’s Clarent Netperformer division, the Company’s subsidiaries Telemate.Net Software, Inc. (“Telemate.Net”) and MCK Communications, Inc. (“MCK”) and the Company’s customer response center operations. The Carrier Solutions Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Enterprise Solutions Group offers hardware-based solutions (which include software) for companies seeking to build private, packet-based voice and data networks. Additionally, the Enterprise Solutions Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices. These solutions are supported by the Company’s customer response center services, which include outsourced technical support and application installation and training services. The Company acquired MCK in September 2003, substantially all the business assets of Clarent Corporation (“Clarent”) in February 2003, NACT in July 2001 and Telemate.Net in November 2001. The Company’s discontinued operations include the Company’s value-added reseller business and associated consulting practice (“legacy VAR business”) and the Company’s hospitality services group (“HSG”), all of which were inactive by the end of the first quarter of 2002.

The condensed consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including MCK, Telemate.Net, NACT and Clarent Canada Ltd. Since the Company’s acquisition of MCK closed at the end of the third quarter of 2003, MCK’s operating results will not be included in the Company’s consolidated results until the fourth quarter of 2003.

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net loss.

The condensed consolidated quarterly financial statements are unaudited. These statements include all adjustments, including recurring adjustments, considered necessary by management to present a fair statement of the results of the Company’s operations, financial position and cash flows. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

The year-end condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements. The accompanying unaudited quarterly financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.	MERGERS AND ACQUISITIONS

MCK Communications, Inc.

On September 26, 2003, to increase capital, which strengthened the Company’s balance sheet, and to enhance the Company’s ability to provide technology that allows enterprises the ability to migrate to next-generation environments, the Company acquired all of the outstanding capital stock of MCK by means of a subsidiary merger. The fair value of the acquisition cost was approximately $25.1 million, consisting of 18,280,000 shares of the Company’s common stock with a fair value of $24.1 million and acquisition costs of approximately $1.0 million.

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

(Unaudited)

2.	MERGERS AND ACQUISITIONS, Continued

MCK Communications, Inc. — Continued

The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition.

The Company has prepared an initial allocation of the purchase price based on the estimated fair values of certain assets, including receivables, and liabilities. The Company continues to obtain information as to the valuation of inventories, certain acquired assets and certain estimated liabilities. The Company anticipates the fair value assessments and allocation of the purchase price to be finalized in 2003.

In April 2003, the Company negotiated the original agreement to purchase MCK in which the MCK stockholders would be entitled to receive approximately 20.0 million shares of the Company’s common stock which was valued at $13.0 million, based on the volume weighted average closing price per share of the Company’s common stock as reported on the Nasdaq SmallCap Market for the twenty trading day period beginning March 19, 2003 and ending April 15, 2003. As part of the original agreement, the Company was to receive $7.5 million in cash. The terms of the agreement were amended on June 13, 2003. Under the amended terms, MCK stockholders were entitled to receive approximately 18.3 million shares of the Company’s common stock and the cash MCK was required to have at the closing of the merger was reduced from $7.5 million to approximately $6.4 million. Although the number of shares of the Company’s common stock to be issued in the merger was reduced by the amendment, the amendment changed the measurement date for valuing such shares. As a result of the increase in the price of the Company’s common stock prior to June 13, 2003, the revised valuation for the shares of the Company’s common stock to be issued in the merger increased to $24.1 million. As a result of this increase in value, the goodwill recorded in the merger was impaired upon closing the merger. The Company completed an impairment analysis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Based upon this analysis, the Company recorded a write-off of approximately $10.9 million during the quarter ended September 30, 2003.

Clarent Corporation

On February 12, 2003, to enhance the Company’s position in the next-generation networking and technology market, the Company acquired substantially all the business assets and certain related liabilities of Clarent. The purchase consideration was approximately $10.8 million, consisting of $9.3 million in discounted seller notes issued by the Company and acquisition costs of approximately $1.5 million. At the closing of the acquisition, the Company issued three promissory notes to Clarent: a $5.0 million secured note due February 13, 2004, which bears interest at 10% per annum, of which $1.8 million was paid through September 30, 2003, and the remainder of which is due in monthly installments continuing in October 2003 of $500,000 and increasing to $750,000 in December 2003; a $1.8 million non-interest bearing unsecured note due February 13, 2004, discounted at 6.25% per annum, of which $800,000 was paid through September 30, 2003 and the remainder of which is due in quarterly installments of $500,000; and a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum, discounted at 7.5% per annum. The unamortized discount totaled approximately $372,000 at September 30, 2003. The assets the Company purchased from Clarent secure the secured notes.

The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition.

The Company has prepared an initial allocation of the purchase price based on the estimated fair values of certain assets, including receivables, and liabilities. The Company continues to obtain information as to the valuation of inventories, certain acquired assets being held for sale and certain estimated liabilities. The Company anticipates the fair value assessments and allocation of the purchase price to be finalized in 2003.

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

(Unaudited)

2.	MERGERS AND ACQUISITIONS, Continued

The preliminary allocations of the costs of acquisitions of MCK and the net assets of Clarent, as adjusted, are as follows (in thousands):

	MCK	Clarent

Cash and cash equivalents	$10,575	$350
Restricted cash	2,015	115
Accounts receivable	1,264	2,938
Inventories	1,039	6,092
Other current assets	395	613
Property and equipment	372	1,650
Other intangible assets	3,600	240
Goodwill (including $10.9 million written-off)	12,843	—
Accounts payable	(495)	(103)
Accrued compensation	(193)	(198)
Current portion of accrued costs of MCK acquisition	(4,173)	—
Accrued expenses	(918)	(377)
Deferred revenue	(533)	(480)
Accrued costs of MCK acquisition, net of current portion	(661)	—

Cost of acquisition	$25,130	$10,840

Pro Forma Effect of MCK and Clarent Transactions

The condensed consolidated statements of operations reflect only the write-down of goodwill related to the acquisition of MCK; the results of MCK’s operations will be included beginning October 1, 2003. The results of Clarent’s operations have been included in the consolidated results subsequent to February 12, 2003. The following unaudited pro forma information presents the results of continuing operations of the Company for the three and nine months ended September 30, 2003 and 2002, as if the acquisitions of MCK and the net assets of Clarent had taken place on January 1, 2002 (the write-down of goodwill totaling $10.9 million is reflected only in the pro forma information for the nine months ended September 30, 2002) (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Revenues	$18,366	$20,867	$54,997	$71,813
Loss from continuing operations	$(1,289)	$(10,195)	$(9,423)	$(51,471)
Net loss	$(1,289)	$(10,195)	$(9,423)	$(51,802)
Loss from continuing operations per common share - basic and diluted	$(0.01)	$(0.10)	$(0.09)	$(0.53)
Net loss per common share — basic and diluted	$(0.01)	$(0.10)	$(0.09)	$(0.54)
Weighted average shares outstanding - basic and diluted	114,787	97,250	110,641	96,654

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

(Unaudited)

3.	UNCONSOLIDATED AFFILIATES

Shanghai BeTrue Infotech Co., Ltd.

In October 2002, the Company acquired a 51% interest in Shanghai BeTrue Infotech Co., Ltd. (“BeTrue”). The remaining 49% interest in BeTrue is owned by Shanghai Tangsheng Investments & Development Co. Ltd (“Shanghai Tangsheng”). The joint venture provides the Company with an immediate distribution channel into the China and Asia-Pacific region for the Company’s application-based Voice over Internet Protocol gateway solutions, billing systems, value-added applications and web filtering solutions. Due to the shared decision making between the Company and its equity partner, the results of BeTrue’s operations are accounted for under the equity method rather than being consolidated with the Company’s operations.

The Company purchased the 51% interest in BeTrue for $100,000 from NeTrue Communications, Inc., Shanghai Tangsheng’s former joint venture partner. The Company also contributed to the joint venture certain next-generation communication equipment and software valued at approximately $236,000 and $100,000 cash.

Summarized financial information reported by this affiliate for the three month and nine months ended September 30, 2003 (in thousands) are as follows:

Operating results:
	September 30, 2003

	Three months ended	Nine months ended

Revenue	$152	$812

Operating loss	$(18)	$(134)

Net loss	$(18)	$(121)

4.	DISCONTINUED OPERATIONS

Following the acquisition of NACT in July 2001, the Company determined that its legacy VAR business was not strategic to the Company’s ongoing objectives and thus discontinued its capital and human resource investment in its legacy VAR business. Accordingly, the Company elected to report its legacy VAR business as discontinued operations by early adoption of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

Summary operating results of the discontinued operations for the three and nine months ended September 30, 2003 and 2002 (in thousands) were as follows:

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Revenue	$—	$—	$—	$223

Gross loss	$—	$—	$—	$(331)

Operating loss	$—	$—	$—	$(331)

Loss from discontinued operations	$—	$—	$—	$(331)

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

(Unaudited)

4.	DISCONTINUED OPERATIONS, Continued

Liabilities of discontinued operations (in thousands) are as follows:

	September 30,	December 31,
	2003	2002

Accrued restructuring costs	$1,666	$2,010
Other current liabilities	491	1,121

Liabilities of discontinued operations	$2,157	$3,131

Accrued restructuring costs relate primarily to several leases for buildings and equipment that were utilized by the discontinued operations and are no longer being utilized in continuing operations. The accrual is for all remaining payments due on these leases, less estimated amounts to be paid by any sublessors. The accrual for one of the leases with total payments remaining of $2.4 million assumes that the building will be sub-leased for approximately 43% of the total lease liability over the remaining term of the lease.

The 2003 activity in the restructuring accrual under discontinued operations (in thousands) was as follows:

Balance December 31, 2002	$2,010
Lease payments	(545)
Additional restructuring accrual	201

Balance September 30, 2003	$1,666

5.	INVENTORIES

Inventories consist primarily of purchased electronic components, and are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

Inventories as of September 30, 2003 and December 31, 2002, are comprised of the following (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials	$6,971	$1,566
Work in process	1,192	2,380
Finished goods	1,154	787

Total inventories	$9,317	$4,733

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

(Unaudited)

6.	GOODWILL AND OTHER INTANGIBLES

Intangible assets represent the excess of cost over the fair value of net tangible assets acquired and identified other intangible assets which consist of purchased software development, channels of distribution, strategic licenses, current technology and a customer relationship. Purchased software development is amortized on a straight-line basis over an estimated useful life of three years once the projects are placed in service. The channels of distribution, strategic licenses and current technology are amortized on a straight-line basis over their estimated useful life of three years. The customer relationship is amortized on a straight-line basis over its estimated useful life of ten years.

Goodwill and other intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Intangibles subject to amortization:
Purchased software development	$2,576	$2,096
Channels of distribution	900	—
Strategic licenses	1,800	—
Current technology	1,140	—
Customer relationship	2,403	2,403

	8,819	4,499
Accumulated amortization	(1,516)	(828)

Net intangibles subject to amortization	7,303	3,671
Goodwill	14,599	12,685

Total goodwill and other intangibles	$21,902	$16,356

In April 2003, the Company negotiated the original agreement to purchase MCK in which the MCK stockholders would be entitled to receive approximately 20.0 million shares of the Company’s common stock which was valued at $13.0 million, based on the volume weighted average closing price per share of the Company’s common stock as reported on the Nasdaq SmallCap Market for the twenty trading day period beginning March 19, 2003 and ending April 15, 2003. As part of the original agreement, the Company was to receive $7.5 million in cash. The terms of the agreement were amended on June 13, 2003. Under the amended terms, MCK stockholders were entitled to receive approximately 18.3 million shares of the Company’s common stock and the cash MCK was required to have at the closing of the merger was reduced from $7.5 million to approximately $6.4 million. Although the number of shares of the Company’s common stock to be issued in the merger was reduced by the amendment, the amendment changed the measurement date for valuing such shares. As a result of the increase in the price of the Company’s common stock prior to June 13, 2003, the revised valuation for the shares of the Company’s common stock to be issued in the merger increased to $24.1 million. As a result of this increase in value, the goodwill recorded in the merger was impaired upon closing the merger. The Company completed an impairment analysis in accordance with SFAS No. 142. Based upon this analysis, the Company recorded a write-off of approximately $10.9 million during the quarter ended September 30, 2003.

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

(Unaudited)

6.	GOODWILL AND OTHER INTANGIBLES, Continued

Estimated future annual amortization expense is as follows (in thousands):

Annual
Amortization

remaining 2003	$533
2004	1,968
2005	1,838
2006	1,450
2007	311
Thereafter	1,203

$7,303

7.	LOAN FACILITY WITH SILICON VALLEY BANK

In February 2003, the Company amended its original credit agreement (the “Original Credit Agreement”) with its primary lender, Silicon Valley Bank (“Silicon”) to increase the Company’s credit line with Silicon from $5.0 million to $10.0 million, subject to borrowing availability. The Company also entered into certain additional arrangements with Silicon including an export-import (“EX-IM”) facility that will provide for working capital based on the Company’s international accounts receivable and inventories related to export sales. The Company and Silicon further amended the credit facility in connection with the acquisition of MCK and the acquisition of substantially all of the business assets along with related liabilities of Clarent (as amended, the “Amended Credit Agreement”). The Company’s borrowings under the Amended Credit Agreement are secured by substantially all of the assets of the Company. Interest is incurred at 2.0% above Silicon’s Base Rate, with a minimum Base Rate of 4.25% (6.25% at September 30, 2003). The Amended Credit Agreement provides for up to $2.5 million in letters of credit. Advances are limited by a formula based on eligible receivables, inventories, certain cash balances, outstanding letters of credit and certain subjective limitations. Interest payments are due monthly, and the Amended Credit Agreement expires in August 2004. The Amended Credit Agreement includes a loan fee of $170,000 and .375% on unused available borrowings. Under the terms of the Amended Credit Agreement, the Company must maintain a minimum EBITDA (earnings before interest, taxes, depreciation and amortization), computed monthly, and may not declare dividends or incur any additional indebtedness without the consent of Silicon, and must comply with other financial covenants, as defined in the Amended Credit Agreement. The Company was in compliance with these covenants as of September 30, 2003. Pursuant to the loan commitment letter with Silicon, on February 12, 2003, the Company issued to Silicon a warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.44 per share. The fair value of the warrant issued totaled approximately $119,000, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility — 104%; expected life — five years; risk-free interest rate — 3.0%; and expected dividend yield — 0%. The loan fees and fair value of the warrants issued are being amortized to interest expense over the term of the Amended Credit Agreement.

The Company had no borrowings under the Amended Credit Agreement as of September 30, 2003. The availability under the Amended Credit Agreement at September 30, 2003 was $10.0 million. The Company has an outstanding stand-by letter of credit in the amount of $200,000 at September 30, 2003 which would reduce borrowing capacity under the Amended Credit Agreement.

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

(Unaudited)

8.	CONVERTIBLE SUBORDINATED DEBENTURES

In connection with the acquisition of MessageClick, Inc. in November 2000 (“MessageClick”) certain investors of MessageClick purchased $4.5 million of the Company’s 7.5% convertible subordinated debentures and warrants to purchase an aggregate of 1,275,970 shares of the Company’s common stock at an exercise price of $5.88 per share. The debentures are convertible into the Company’s common stock at a conversion price of $3.57 per share. The convertible subordinated debentures are due November 22, 2005. The debentures have been discounted to reflect the fair value of the warrants issued, totaling approximately $1.4 million, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility — 88%; expected life — five years; risk-free interest rate — 5.5%; and expected dividend yield — 0%. The unamortized discount totaled approximately $590,000 and $797,000 at September 30, 2003 and December 31, 2002, respectively. In addition, the Company paid certain private placement fees and attorney’s fees in connection with the sale of the debentures totaling $50,000. The fees are being amortized to interest expense over the term of the debentures.

9.	OTHER COMPREHENSIVE LOSS

Comprehensive loss for the three and nine months ended September 30, 2003 and 2002 is shown in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Net loss	$(11,607)	$(1,019)	$(13,123)	$(2,808)
Other comprehensive income (loss):
Foreign currency translation	(36)	1	(63)	(2)

Comprehensive loss	$(11,643)	$(1,018)	$(13,186)	$(2,810)

10.	SEGMENT INFORMATION

The Company reports information for two segments, Carrier Solutions Group, which the Company formerly referred to as its Gateway Solutions business, and Enterprise Solutions Group, which the Company formerly referred to as its Applications and Services business.

Carrier
Solutions
Group:	The Company’s Carrier Solutions Group consists of the operations of the Company’s Clarent softswitching division and the Company’s switching subsidiary, NACT. The Company’s Carrier Solutions Group includes hardware and software, integration, applications and technical training and support.

Enterprise
Solutions
Group:	The Company’s Enterprise Solutions Group consists of the operations of the Company’s Clarent Netperformer division, the Company’s subsidiary, Telemate.Net and the Company’s customer response center services. The Enterprise Solutions Group offers hardware-based solutions (which include software) for companies seeking to build private, packet-based voice and data networks. Additionally, the Enterprise Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices. These solutions are supported by the Company’s customer response center services, which include outsourced technical support and application installation and training services.

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

(Unaudited)

10.	SEGMENT INFORMATION, Continued

Management evaluates the business segment performance based on contributions before unallocated items. Inter-segment sales and transfers are not significant.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Carrier	Enterprise
	Solutions	Solutions
	Group	Group	Total

For the Three Months Ended September 30,
2003
Revenue	$7,575	$77,739	$15,314
Contribution before unallocated items	86	2,990	3,076
2002
Revenue	$5,665	$4,747	$10,412
Contribution before unallocated items	180	1,655	1,835

The following table reconciles the total contribution before unallocated items to the loss from continuing operations (in thousands):

	Three Months Ended September 30,

	2003	2002

Contribution before unallocated items, per above	$3,076	$1,835
Corporate and administrative expenses	(1,800)	(1,385)
Depreciation	(867)	(607)
Amortization of intangibles	(263)	(159)
Deferred compensation	(194)	(272)
Write-down of goodwill	(10,930)	—
Reorganization costs	(232)	(131)
Other income	—	22
Equity in loss of investment	(9)	—
Interest expense, net	(388)	(322)

Loss from continuing operations before income taxes	$(11,607)	$(1,019)

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

(Unaudited)

10.	SEGMENT INFORMATION, Continued

	Carrier	Enterprise
	Solutions	Solutions
	Group	Group	Total

For the Nine Months Ended September 30,
2003
Revenue	$23,427	$20,743	$44,170
Contribution before unallocated items	1,940	6,687	8,627
2002
Revenue	$20,270	$13,807	$34,077
Contribution before unallocated items	2,449	4,461	6,910

The following table reconciles the total contribution before unallocated items to the loss from continuing operations (in thousands):

	Nine Months Ended September 30,

	2003	2002

Contribution before unallocated items, per above	$8,627	$6,910
Corporate and administrative expenses	(5,865)	(5,414)
Depreciation	(2,062)	(2,086)
Amortization of intangibles	(688)	(448)
Deferred compensation	(587)	(920)
Write-down of goodwill	(10,930)	—
Reorganization costs	(426)	(131)
Other income	18	453
Equity in loss of investment	(61)	—
Interest expense, net	(1,149)	(841)

Loss from continuing operations before income taxes	$(13,123)	$(2,477)

Following the acquisition of substantially all the business assets along with certain liabilities of Clarent in February 2003, the Company began conducting research and development in Canada. International sales of the Company’s products and services continue to originate only from the United States. The geographic distribution of the Company’s revenue and contribution before unallocated items (in thousands) are as follows:

	Canada	United States	Total

For the Three Months Ended September 30,
2003
Revenue	$—	$15,314	$15,314
Contribution before unallocated items	(745)	3,821	3,076
For the Nine Months Ended September 30,
2003
Revenue	$—	$44,170	$44,170
Contribution before unallocated items	(2,113)	10,740	8,627

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

(Unaudited)

11.	REORGANIZATION COSTS

In the third quarter of 2003, the Company initiated a reorganization as a part of its effort to consolidate functions and improve operational efficiencies and eliminated 11 employee positions. As a result of these actions, the Company recorded reorganization costs of $232,000 during the three and nine months ended September 30, 2003. The reorganization costs consist of severance costs and non-cash stock compensation expense related primarily to the acceleration of vesting of options. The balance of the accrued severance costs as of September 30, 2003 is $16,000.

In the first quarter of 2003, the Company initiated a reorganization to accommodate the acquisition of the assets of Clarent and eliminated 14 positions held by employees. As a result of these actions, the Company recorded reorganization costs of $194,000 during the nine months ended September 30, 2003. The reorganization costs consist of severance costs and all amounts due have been paid as of September 30, 2003.

In the third quarter of 2002, the Company announced a reorganization as a part of its effort to improve operational efficiencies and financial performance and eliminated 19 positions held by employees. As a result of these actions, the Company recorded reorganization costs of $131,000 during the nine months ended September 30, 2002. The reorganization costs consist of severance costs.

12.	STOCK OPTIONS AND WARRANTS

The Company has a stock option plan for employees, consultants, and other individual contributors to the Company. In addition, in connection with various financing and acquisition transactions, and for services provided to the Company, the Company has issued warrants to purchase the Company’s common stock. A summary of stock options and warrants outstanding at September 30, 2003, is as follows:

Options and warrants issued to employees:

	Options and Warrants Outstanding		Options and Warrants Exercisable

Range of Exercise	Outstanding at	Weighted Average	Exercisable	Weighted Average
Prices	September 30, 2003	Exercise Price	at September 30, 2003	Exercise Price

$0.19 to $0.50	3,841,536	$0.42	2,145,244	$0.40
$0.51 to $1.19	2,161,801	$0.96	1,007,146	$0.86
$1.20 to $1.50	480,750	$1.43	425,750	$1.45
$1.51 to $2.14	4,632,793	$2.14	3,527,981	$2.14
$2.25 to $3.90	2,087,934	$3.38	1,014,095	$3.26
$4.14 to $5.13	1,512,291	$4.31	1,153,016	$4.34
$5.22 to $18.00	616,819	$7.03	612,663	$7.03

$0.19 to $18.00	15,333,924	$2.10	9,885,895	$2.28

Options and warrants issued to employees generally expire ten years from the date of grant and vesting periods are typically four years from the date of grant. Expiration dates of the options and warrants listed above range from October 18, 2003 to September 26, 2013.

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

(Unaudited)

12.	STOCK OPTIONS AND WARRANTS, Continued

Warrants issued primarily in connection with financing:

	Number of	Weighted Average
Exercise Price	Outstanding Warrants	Exercise Price	Expiration Date

$0.01	37,532	$0.01	September 2005-October 2006
$0.31	5,938,585	$0.31	October 2007
$0.44-$1.64	2,187,459	$1.22	November 2004-February 2008
$1.82-$3.09	441,862	$2.83	August 2004-August 2005
$4.03-$5.00	662,413	$4.07	January 2004-November 2005
$5.25-$5.65	4,659,839	$5.64	February 2005-October 2006
$5.88-$6.00	1,425,970	$5.89	November 2005-October 2006

Total	15,353,660	$2.81

Most of the warrants were vested when issued.

The total number of options and warrants outstanding as of September 30, 2003 was 30,687,584.

The exercise price and number of outstanding warrants for certain warrants previously issued have been adjusted according to their antidilution provisions.

If the Company had used the fair value-based method of accounting for its stock option and incentive plans and charged compensation cost against income, then over the vesting period, based on the fair value of options at the date of grant, the net loss and net loss per common share would have been increased to the following pro forma amounts (in thousands, except for per share amounts):

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Net loss, as reported	$(11,607)	$(1,019)	$(13,123)	$(2,808)
Add: Stock-based compensation expense included in net loss	194	272	587	920
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(844)	(824)	(2,450)	(2,472)

Pro forma net loss	$(12,257)	$(1,571)	$(14,986)	$(4,360)

Net loss per common share
As reported	$(0.12)	$(0.01)	$(0.14)	$(0.04)

Pro forma	(0.13)	(0.02)	(0.16)	(0.06)

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

(Unaudited)

13.	NET LOSS PER SHARE

Basic and diluted net loss per share are computed in accordance with SFAS No. 128, “Earnings Per Share,” using the weighted average number of common shares outstanding. The diluted net loss per share for the three and nine months ended September 30, 2003 and 2002 does not include the effect of the common stock equivalents, calculated by the treasury stock method, as their impact would be antidilutive. Using the treasury stock method, common stock equivalents are as follows:

	For the three months ended		For the nine months ended
	September, 30		September, 30

	2003	2002	2003	2002

Shares issuable under stock options	7,061,632	833,216	4,768,705	2,616,516
Shares issuable pursuant to warrants to purchase common stock	7,674,188	36,570	7,685,705	188,548

	14,735,820	869,786	12,454,410	2,805,064

14.	LITIGATION

In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of a class of persons who allegedly purchased shares of the MCK’s common stock between the date of MCK’s initial public offering and December 6, 2000. The complainants named as defendants MCK and certain of its former officers and other parties as underwriters of its initial public offering (the “MCK defendants”). The plaintiffs allege, among other things, that MCK’s prospectus, contained in the Registration Statement on Form S-1 filed with the SEC, was materially false and misleading because it failed to disclose that the investment banks which underwrote MCK’s initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of MCK’s common stock after the initial public offering. This case is one of many with substantially similar allegations known as the Laddering Cases filed before the Southern District of New York against a variety of unrelated issuers and investment bankers and have been consolidated for pre-trial purposes before one judge to assist with administration. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. After a hearing on the motion to dismiss, the Court, on February 19, 2003, denied dismissal of the claims against the companies and individuals, including the MCK defendants. On June 26, 2003, a proposed partial global settlement was announced between the securities issuers and their directors and officers and the plaintiffs. Under the terms of the settlement, the insurers of the issuers would deliver a surety undertaking in the amount of $1 billion payable to the plaintiffs to settle the actions against all issuers, directors and officers. Prior to the Company’s acquisition of MCK, the Board of Directors of MCK voted to approve the proposed settlement. The proposed settlement is subject to acceptance by the other securities issuers and court approval. No provision was recorded for this matter in the financial statements of MCK prepared prior to its acquisition by the Company because MCK believed that its portion of the proposed settlement would be paid by its insurance carrier.

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

(Unaudited)

14.	LITIGATION, Continued

MCK has been named a defendant in a lawsuit filed in Norfolk County, Massachusetts by Entrata Communications, Inc. (“Entrata”). Entrata Communications Inc. v. Superwire.com. Inc. and MCK, Inc. arises out of a dispute between Entrata and one of its largest shareholders, Superwire.com, Inc. (“Superwire”). Pursuant to a contract with Entrata, MCK was obligated to pay Entrata $750,000 in early 2002. In order to take advantage of a $100,000 discount offered for early payment, MCK paid Entrata $650,000 in November 2001, in full satisfaction of its contractual obligations. The funds were placed in escrow with Superwire’s California law firm, Jeffers, Shaff & Falk, LLP (“JSF”), which agreed not to disburse the funds until the dispute between Entrata and Superwire had been resolved. Nevertheless, Entrata contends that it never received the funds from MCK and that the funds were diverted to Superwire and JSF. Through the lawsuit, Entrata seeks to recover from both MCK and Superwire the full $750,000 that MCK would have owed in 2002. MCK has asserted counterclaims against Entrata, and cross-claims against Superwire, for fraud and breach of contract. On October 11, 2002, Superwire and Entrata filed cross-motions for summary judgment against each other. The court denied both motions on March 13, 2003. Following denial of the cross-motions for summary judgment, MCK filed a motion to add JSF and two of its partners, Barry D. Falk and Mark R. Ziebell, as third-party defendants. The motion is unopposed and is likely to be allowed. The court has given the parties until March 17, 2004 to complete discovery. The Company intends to defend the claims against MCK and prosecute its counterclaims, cross-claims and third-party claims. No amounts, other than the original payment, were provided for this matter in the financial statements of MCK prepared prior to its acquisition by the Company. The Company believes that the claim against MCK is without merit.

The Company believes that there will be no material financial statement impact related to the above listed litigation and therefore no provision has been recorded in the Company’s financial statements.

15.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which eliminates the requirement to report gains and losses related to extinguishments of debt as extraordinary items. The statement also included other amendments and technical corrections, which will not have a material impact on the Company. The provisions of the statement related to the treatment of debt extinguishments are required to be applied in fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145 in January 2003, previously recorded extraordinary items for debt extinguishments were reclassified to continuing operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company adopted SFAS No. 146 in January 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensations — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 is an amendment to SFAF No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company has currently chosen not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company’s financial position or results of operations.

VERSO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

(Unaudited)

15.	RECENT ACCOUNTING PRONOUNCEMENTS, Continued

In February 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity” (“SFAS No. 150”), which is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for the Company’s classification of liabilities in the financial statements that have characteristics of both liabilities and equity. In November 2003, the FASB issued Staff Position No. 150-3 delaying the effective date for certain instruments and entities. The adoption of SFAS No. 150 did not have a material adverse effect on the Company’s financial condition or results of operations.

In November 2002, the EITF of the FASB reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables” (“EITF No. 00-21”). The issue addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance is applicable to agreements executed in quarters beginning after June 15, 2003. The Company adopted this accounting effective July 1, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s financial condition or results of operations.

In May 2003, the EITF of the FASB reached a consensus on Issue 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF No. 01-08”). If an arrangement contains a lease in accordance with the EITF guidance, the timing of the expense and recognition in the balance sheet (if a capital lease) and disclosures could be affected. The EITF is effective for all arrangements agreed to or modified in fiscal periods after May 28, 2003. The adoption of EITF 01-08 did not have a material effect on the Company’s financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”), which clarifies the disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company typically grants its customers a warranty, which guarantees that its products will substantially conform to its current specifications for twelve months from the delivery date. Historically, costs related to these guarantees have not been significant.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“Interpretation No. 46”). Interpretation No. 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February l, 2003, this interpretation applies to that enterprise no later than the ending of the first interim or annual reporting period beginning after December 15, 2003. The Company is currently determining the impact of the application of this Interpretation on the Company’s financial condition and results of operations.

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

Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:

•	our ability to fund future growth;

•	our ability to become profitable;

•	the volatility of the price of our common stock;

•	market demand for and market acceptance for our products;

•	our ability to protect our intellectual property rights;

•	our current level of indebtedness;

•	new regulation and legislation;

•	trends for the continued growth of our business and other businesses we may acquire;

•	our ability to successfully market existing products and services and develop and market new products and services;

•	our ability to integrate our business with entities we have recently acquired and may subsequently acquire;

•	our ability to expand our market for existing products and services;

•	the effects of our accounting policies and general changes in accounting principles generally accepted in the United States of America;

•	general economic conditions of the telecommunications market, including the new and evolving market for next-generation communications solutions; and

•	other risks and uncertainties disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 and in our other filings with the SEC.

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

General

The Company is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s continuing operations include two separate business segments, the Carrier Solutions Group, which the Company formerly referred to as its Gateway Solutions business, which includes the Company’s Clarent softswitching division and the Company’s subsidiary NACT, and the Enterprise Solutions Group, which the Company formerly referred to as its Applications and Services business, which includes the Company’s Clarent Netperformer division, the Company’s subsidiaries Telemate.Net and MCK and the Company’s customer response center operations. The Company acquired MCK on September 26, 2003 and will include MCK’s operations beginning October 1, 2003. The Company formed its Clarent softswitching division and Clarent Netperformer division subsequent to the Company’s acquisition of Clarent’s business assets in February 2003. The Company’s discontinued operations include its legacy VAR business and HSG.

The consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including MCK, Telemate.Net, NACT and Clarent Canada Ltd.

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

Results of Operations

Three Months Ended September 30, 2003, Compared to Three Months Ended September 30, 2002

For the three months ended September 30, 2003, the Company’s net loss totaled $11.6 million, or $.12 per share, compared with net loss of $1.0 million, or $.01 per share, for the same period in 2002. The 2003 results include a write-down of goodwill of $10.9 million or $.11 per share.

Total revenue was $15.3 million in the three months ended September 30, 2003, reflecting a 47% increase from the same period in 2002. Product revenue was $9.6 million in the three months ended September 30, 2003, reflecting an 86% increase from the same period in 2002. The $4.4 million increase in product revenue is comprised of $1.3 million net increase for the Carrier Solutions Group and $3.1 million increase for the Enterprise Solutions Group, attributable to Clarent product sales offset by a decrease in NACT product sales. With the Company’s strategy of focusing on next generation communications solutions, it expects more growth in the Clarent products than the NACT products because there is a greater market for the Clarent products and because some customer needs previously filled by NACT products can now be better served by Clarent products or a combination of both. Service revenue was $5.7 million in the three months ended September 30, 2003, reflecting a 9% increase from the same period in 2002. Gross profit increased by $3.1 million in the three months ended September 30, 2003, and was 58% of revenue in 2003, compared with 56% of revenue in the same period of 2002. The increase in gross profit dollars resulted primarily from the increase in revenue. The increase in gross profit percentage was primarily a result of the increase in the proportion of product revenue to total revenue from 50% for the three months ended September 30, 2002 compared to 63% for the same period in 2003, which carries a higher gross profit percentage. This shift is primarily due to the acquisition of assets from Clarent.

Total operating expenses incurred for the three months ended September 30, 2003, were $20.2 million, an increase of $13.6 million compared to the same period in 2002. The increase is primarily attributable to the following items: increases in general and administrative expenses of $581,000, sales and marketing expenses of $771,000, research and development expenses of $927,000, depreciation expense of $260,000, amortization of intangibles of $104,000, the write-down of goodwill of $10.9 million and reorganization costs of $101,000 offset by a decrease amortization of deferred compensation of $78,000.

The increase in general and administrative expenses resulted from the addition of personnel and related costs related to the acquisition of assets from Clarent in February 2003, offset by overall decreased expenses related to on-going cost reduction initiatives resulting in reduced personnel, professional fees and other general and administrative expenses.

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

The increase in depreciation expense is primarily related to the additional fixed assets recorded in connection with the acquisition of substantially all of the business assets of Clarent and the increases related to the purchase of furniture and equipment of approximately $977,000 and $241,000 during the first nine months of 2003 and for the last three months of 2002, respectively. Capital expenditures are primarily depreciated on a straight-line basis over their estimated useful lives of three years.

The increase in intangible amortization is primarily related to the amortization of the customer relationship costs related to the acquisition of Encore Systems, Inc., Global Systems and Support, Inc. and Five Star Systems, Inc. (collectively, the “Encore Group”), recorded in the fourth quarter of 2002, and the amortization of current technology related to the acquisition of substantially all the assets of Clarent.

The write-down of goodwill relates to the acquisition of MCK. In April 2003, the Company negotiated the original agreement to purchase MCK in which the MCK stockholders would be entitled to receive approximately 20.0 million shares of the Company’s common stock which was valued at $13.0 million, based on the volume weighted average closing price per share of the Company’s common stock as reported on the Nasdaq SmallCap Market for the twenty trading day period beginning March 19, 2003 and ending April 15, 2003. As part of the original agreement, the Company was to receive $7.5 million in cash. The terms of the agreement were amended on June 13, 2003. Under the amended terms, MCK stockholders were entitled to receive approximately 18.3 million shares of the Company’s common stock and the cash MCK was required to have at the closing of the merger was reduced from $7.5 million to approximately $6.4 million. Although the number of shares of the Company’s common stock to be issued in the merger was reduced by the amendment, the amendment changed the measurement date for valuing such shares. As a result of the increase in the price of the Company’s common stock, prior to June 13, 2003, the revised valuation for the shares of the Company’s common stock to be issued in the merger increased to $24.1 million. As a result of this increase in value, the goodwill recorded in the merger was impaired upon closing the merger. The Company completed an impairment analysis in accordance with SFAS No. 142. Based upon this analysis, the Company recorded a write-off of approximately $10.9 million during the quarter ended September 30, 2003.

In the third quarter of 2003, the Company initiated a reorganization as a part of its effort to consolidate functions and improve operational efficiencies and eliminated 11 employee positions. As a result of these actions, the Company recorded reorganization costs of $232,000 during the three months ended September 30, 2003. The reorganization costs consist of severance costs and non-cash stock compensation expense related primarily to the acceleration of vesting of options. Annualized savings beginning in the fourth quarter of 2003 are expected to be approximately $925,000.

In the third quarter of 2002, the Company announced a reorganization as a part of its effort to improve operational efficiencies and financial performance and eliminated 19 employee positions. As a result of these actions, the Company recorded reorganization costs of $131,000 during the three months ended September 30, 2002. The reorganization costs consist of severance costs. Annualized savings were expected to be approximately $1.1 million.

The $78,000 decrease in amortization of deferred compensation primarily related to the termination of certain options and full vesting of other options outstanding since the Company’s acquisitions of Telemate.Net in November 2001 and Cereus Technology Partners, Inc. (“Cereus”) in September 2000. The deferred compensation represents the intrinsic value of the Telemate.Net and Cereus unvested options outstanding at the date of the acquisitions of Telemate.Net and Cereus and is amortized over the remaining vesting period of the options.

As a percent of revenue, operating expenses from continuing operations, were 132% during the three months ended September 30, 2003, compared to 63% for the same period in 2002. Excluding the write-down of goodwill, operating expenses from continuing operations as a percent of revenue would have been 60% during the three months ended September 30, 2003.

Equity in loss of investment was $9,000 during the three months ended September 30, 2003. This amount represents the Company’s 51% portion of BeTrue’s losses for the quarter. The Company acquired a 51% interest in BeTrue during the fourth quarter of 2002. Due to the shared decision making between the Company and its equity partner, the results of BeTrue’s operations are accounted for under the equity method rather than being consolidated with the Company’s operations.

Net interest expense was $388,000 during the three months ended September 30, 2003, an increase of $66,000 compared to the same period in 2002. The increase was attributable to increased borrowings on the Company’s line of credit and notes payable for the acquisition of assets from Clarent, net of reductions related to the interest on the deferred payment due for the purchase of NACT and interest income on notes receivable from shareholders.

Business Unit Performance

Dollars in thousands	Carrier Solutions		Enterprise Solutions		Consolidated
For the Three Months Ended	Group		Group

September 30,	2003	2002	2003	2002	2003	2002

Revenue	$7,575	$5,665	$7,739	$4,747	$15,314	$10,412

Gross profit	4,025	3,312	4,932	2,540	8,957	5,852
Gross margin	53%	58%	64%	54%	58%	56%
General and administrative	988	870	425	233	1,413	1,103
Sales and marketing	1,096	908	990	551	2,086	1,459
Research and development	1,855	1,354	527	101	2,382	1,455

Contribution before unallocated items	$86	$180	$2,990	$1,655	3,076	1,835

Unallocated items:
Corporate, sales, general and administrative expenses					1,800	1,385
Depreciation					867	607
Amortization of intangibles					263	159
Amortization of deferred compensation					194	272
Write-down of goodwill					10,930	—
Reorganization costs					232	131

Operating loss					(11,210)	(719)
Other income					—	22
Equity in loss of investment					(9)	—
Interest expense, net					(388)	(322)

Loss from continuing operations					$(11,607)	$(1,019)

Carrier Solutions Group

Total Carrier Solutions Group revenue was $7.6 million in the three months ended September 30, 2003, a 34% increase from the same period in 2002. The net increase in revenue is attributable to Clarent product sales offset by a decrease in NACT product sales. With Company’s strategy of focusing on next generation communications solutions, it expects more growth in the Clarent products than the NACT products as there is a greater market for the Clarent products and as some customer needs previously filled by NACT products can now be better served by Clarent products or a combination of both.

Gross profit increased by $713,000 in the three months ended September 30, 2003, and was 53% percent of revenue, compared to 58% in the same period in 2002. The increase in gross profit dollars is related to the increase in revenue. The decrease in gross profit percentage was a result of lower margins on sales of NACT products and the Company’s Clarent softswitching products.

Allocated operating expenses incurred in the Carrier Solutions Group for the three months ended September 30, 2003, were $3.9 million, an increase of $807,000 compared to the same period in 2002. The increase in general and administrative expenses reflects the Company’s acquisition of Clarent’s business assets in February 2003 offset by a decrease in general and administrative expenses at NACT. The increase in sales and marketing expenses and research and development expenses reflect the increases related to the Company’s acquisition of Clarent’s business assets in February 2003 offset by cost savings in the operations of NACT. As a percent of revenue, operating expenses for the Carrier Solutions Group were 52% during the three months ended September 30, 2003, down from 55% during the same period in 2002.

Enterprise Solutions Group

Total Enterprise Solutions Group revenue was $7.7 million in the three months ended September 30, 2003, a 63% increase from the same period in 2002. The increase in revenue is primarily related to the Company’s Clarent Netperformer division business assets purchased in February 2003.

Gross profit increased by $2.4 million in the three months ended September 30, 2003, and was 64% percent of revenue, compared with 54% of revenue in the same period in 2002. The Company’s addition of Clarent’s Netperformer division in February 2003 was the primary cause of the increase in gross profit dollars and percentage.

Allocated operating expenses incurred in Enterprise Solutions Group for the three months ended September 30, 2003, were $1.9 million, an increase of $1.1 million compared to the same period in 2002. The increases in general and administrative expenses, sales and marketing expenses and research and development expenses relates to the addition of the Clarent’s Netperformer division in February 2003. As a percent of revenue, allocated operating expenses for Enterprise Solutions Group were 25% during the three months ended September 30, 2003 up from 19% during the same period in 2002. The increase is attributable to the increase in research and development expenses as a percentage of revenue related to the operations of the Company’s Clarent Netperformer division.

Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002

For the nine months ended September 30, 2003, the Company’s net loss totaled $13.1 million, or $.14 per share, compared with net loss of $2.8 million, or $.04 per share, for the same period in 2002. The 2003 results include a write-down of goodwill of $10.9 million or $.12 per share. The 2002 results included a loss from discontinued operations of $331,000 or $.01 per share.

Continuing Operations

For the nine months ended September 30, 2003, the Company’s net loss from continuing operations totaled $13.1 million, or $.14 per share, compared with a net loss of $2.5 million, or $.03 per share, for the same period in 2002. The 2003 results include a write-down of goodwill of $10.9 million or $.12 per share.

Total revenue was $44.2 million in the nine months ended September 30, 2003, reflecting a 30% increase from the same period in 2002. Product revenue was $26.7 million in the nine months ended September 30, 2003, reflecting a 50% increase from the same period in 2002. The $8.9 million increase in product revenue is comprised of $2.2 million net increase from the Carrier Group and $6.7 million increase from the Enterprise Group, primarily attributable to Clarent product sales offset by a decrease in NACT product sales. With the Company’s strategy of focusing on next generation communications solutions, it expects more growth in the Clarent products than the NACT products because there is a greater market for the Clarent products and because some customer needs previously filled by NACT products can now be better served by Clarent products or a combination of both. Services revenue was $17.5 million in the nine months ended September 30, 2003, reflecting a 8% increase from the same period in 2002. Gross profit increased by $6.3 million in the nine months ended September 30, 2003, and was 59% of revenue in 2003, compared with 58% of revenue in the same period of 2002. The increase in gross profit dollars resulted primarily from the increase in revenues. The increase in gross profit percentage is related to the purchase of substantially all the assets of Clarent in February 2003.

Total operating expenses incurred in continuing operations for the nine months ended September 30, 2003, were $38.0 million, an increase of $16.1 million compared to the same period of 2002. The increase is primarily attributable to the following items: increases in general and administrative expenses of $1.7 million, sales and marketing expenses of $1.2 million, research and development expenses of $2.1 million, amortization of intangibles of $240,000, the write-down of goodwill of $10.9 million and reorganization costs of $295,000 offset by decreases in depreciation expense of $24,000 and amortization of deferred compensation of $333,000.

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

The increase in intangible amortization is primarily related to the amortization of the customer relationship costs related to the acquisition of Encore Group, recorded in the fourth quarter of 2002 and the amortization of current technology related to the acquisition of substantially all the business assets of Clarent.

The write-down of goodwill relates to the acquisition of MCK. In April 2003, the Company negotiated the original agreement to purchase MCK in which the MCK stockholders would be entitled to receive approximately 20.0 million shares of the Company’s common stock which was valued at $13.0 million, based on the volume weighted average closing price per share of the Company’s common stock as reported on the Nasdaq SmallCap Market for the twenty trading day period beginning March 19, 2003 and ending April 15, 2003. As part of the original agreement, the Company was to receive $7.5 million in cash. The terms of the agreement were amended on June 13, 2003. Under the amended terms, MCK stockholders were entitled to receive approximately 18.3 million shares of the Company’s common stock and the cash MCK was required to have at the closing of the merger was reduced from $7.5 million to approximately $6.4 million. Although the number of shares of the Company’s common stock to be issued in the merger was reduced by the amendment, the amendment changed the measurement date for valuing such shares. As a result of the increase in the price of the Company’s common stock, prior to June 13, 2003, the revised valuation for the shares of the Company’s common stock to be issued in the merger increased to $24.1 million. As a result of this increase in value, the goodwill recorded in the merger was impaired upon closing the merger. The Company completed an impairment analysis in accordance with SFAS No. 142. Based upon this analysis, the Company recorded a write-off of approximately $10.9 million during the quarter ended September 30, 2003.

In the first and third quarters of 2003, the Company announced reorganizations to accommodate the acquisition of the assets of Clarent and as a part of its effort to consolidate functions and improve operational efficiencies and eliminated 25 employees positions. As a result of these actions, the Company recorded reorganization costs of $426,000 during the nine months ended September 30, 2003. The reorganization costs consist of severance costs and non-cash stock compensation expense related primarily to the acceleration of vesting of option. Annualized savings are expected to be approximately $1.9 million.

In the third quarter of 2002, the Company announced a reorganization as a part of its effort to consolidate functions and improve operational efficiencies to improve operational efficiencies and financial performance and eliminated 19 employee positions. As a result of these actions, the Company recorded reorganization costs of $131,000 during the nine months ended September 30, 2002. The reorganization costs consist of severance costs. Annualized savings were expected to be approximately $1.1 million.

The decrease in depreciation expense is primarily related to fully depreciated assets net of additional fixed assets recorded in connection with the acquisition of substantially all of the business assets of Clarent and the increases related to the purchase of furniture and equipment of approximately $977,000 and $241,000 during the first nine months of 2003 and for the last three months of 2002, respectively. Capital expenditures are primarily depreciated on a straight-line basis over their estimated useful lives of three years.

The $333,000 decrease in amortization of deferred compensation primarily related to the termination of certain options and full vesting of other options outstanding since the Company’s acquisitions of Telemate.Net in November 2001 and Cereus in September 2000. The deferred compensation represents the intrinsic value of the Telemate.Net and Cereus unvested options outstanding at the date of the acquisitions of Telemate.Net and Cereus and is amortized over the remaining vesting period of the options.

As a percent of revenue, operating expenses from continuing operations, were 86% during the nine months ended September 30, 2003, compared to 64% for the same period in 2002. Excluding the write-down of goodwill, operating expenses from continuing operations as a percent of revenue would have been 61% during the nine months ended September 30, 2003.

Other income was $18,000 during the nine months ended September 30, 2003, compared with $453,000 for the same period in 2002. Included in other income during the nine months ended September 30, 2002 was $254,000 of non-recurring transactions related to insurance proceeds and the gain on sale of non-operating assets.

Equity in loss of investment was $61,000 during the nine months ended September 30, 2003. This amount represents the Company’s 51% portion of BeTrue’s losses for the nine months ended September 30, 2003. The Company acquired a 51% interest in BeTrue during the fourth quarter of 2002. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated.

Net interest expense was $1.1 million during the nine months ended September 30, 2003, an increase of $308,000 compared to the same period in 2002. The increase was attributable to increased borrowings on the Company’s line of credit and notes payable for the acquisition of assets from Clarent, net of reductions related to the interest on the deferred payment due for the purchase of NACT and interest income on notes receivable from shareholders.

Business Unit Performance

	Carrier Solutions		Enterprise Solutions
Dollars in thousands	Group		Group		Consolidated
For the Nine Months Ended
September 30,	2003	2002	2003	2002	2003	2002

Revenue	$23,427	$20,270	$20,743	$13,807	$44,170	$34,077

Gross profit	13,824	12,333	12,238	7,442	26,062	19,775
Gross margin	59%	61%	59%	54%	59%	58%
General and administrative	3,748	2,891	1,309	938	5,057	3,829
Sales and marketing	3,077	2,724	2,640	1,719	5,717	4,443
Research and development	5,059	4,269	1,602	324	6,661	4,593

Contribution before unallocated items	$1,940	$2,449	$6,687	$4,461	8,627	6,910

Unallocated items:
Corporate, sales, general and administrative expenses					5,865	5,414
Depreciation					2,062	2,086
Amortization of intangibles					688	448
Amortization of deferred compensation					587	920
Write-down of goodwill					10,930	—
Reorganization costs					426	131

Operating loss					(11,931)	(2,089)
Other income					18	453
Equity in loss of investment					(61)	—
Interest expense, net					(1,149)	(841)

Loss from continuing operations					$(13,123)	$(2,477)

Carrier Solutions Group

Total Carrier Solutions Group revenue was $23.4 million in the nine months ended September 30, 2003, a 16% increase from the same period in 2002. The net increase in revenue is attributable to Clarent product sales offset by a decrease in NACT product sales. With the Company’s strategy of focusing on next generation communications solutions, it expects more growth in the Clarent products than the NACT products as there is a greater market for the Clarent products and as some customer needs previously filled by NACT products can now be better served by Clarent products or a combination of both.

Gross profit increased by $1.5 million in the nine months ended September 30, 2003, and was 59% percent of revenue, compared to 61% in the same period in 2002. The increase in gross profit dollars is related to increased revenue.

Allocated operating expenses incurred in the Carrier Solutions Group for the nine months ended September 30, 2003, were $11.9 million, an increase of $2.0 million compared to the same period in 2002. The increase in general and administrative expenses reflects the Company’s acquisition of Clarent’s business assets in February 2003. The increase in sales and marketing expenses and research and development expenses reflect increases related to the Company’s acquisition of Clarent’s business assets in February 2003 offset by cost savings in the operations of NACT. As a percent of revenue, operating expenses for the Carrier Solutions Group were 51% during the nine months ended September 30, 2003 up from 49% during the same period in 2002.

Enterprise Solutions Group

Total Enterprise Solutions Group revenue was $20.7 million in the nine months ended September 30, 2003, a 50% increase from the same period in 2002. The increase in revenue is primarily related to the formation of the Company’s Clarent Netperformer division subsequent to the Company’s acquisition of Clarent’s business assets in February 2003.

Gross profit increased by $4.8 million in the nine months ended September 30, 2003, and was 59% percent of revenue, compared with 54% of revenue in the same period in 2002. All divisions in the Enterprise Solutions Group experienced improvement in gross profit dollars and margin compared to the same period in 2002. The Company’s addition of Clarent’s Netperformer division in February 2003 was the primary cause of the increase in gross profit dollars and its margin was higher than the overall percentage of the Enterprise Solutions Group.

Allocated operating expenses incurred in Enterprise Solutions Group for the nine months ended September 30, 2003, were $5.6 million, an increase of $2.6 million compared to the same period in 2002. The increases in general and administrative expenses, sales and marketing expenses and research and development expenses relates to the addition of the Clarent’s Netperformer division in February 2003. As a percent of revenue, allocated operating expenses for Enterprise Solutions Group were 27% during the nine months ended September 30, 2003 up from 22% during the same period in 2002. The increase is attributable to the increase in research and development expenses as a percentage of revenue related to the operations of the Company’s Clarent Netperformer division.

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

There were no results of discontinued operations for the nine months ended September 30, 2003. Summary operating results of the discontinued operations for the nine months ended September 30, 2002 (in thousands) were as follows:

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

A summary of the Company’s critical and significant accounting policies follows:

Allowance for Doubtful Accounts

The Company is required to estimate the collectibility of its trade receivables. Considerable judgment is required in assessing the ultimate realization of these receivables, including the creditworthiness of each customer. The Company determines the allowance for doubtful accounts based on a specific review of outstanding customer balances and a general reserve based upon the aging of customer accounts and write-off history. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current telecommunications and general economic environments.

Inventory Obsolescence

The Company is required to state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare them with the current or committed inventory levels. The Company has recorded changes in net realizable values in recent periods due to the impact of current and future technology trends and changes in strategic direction, such as discontinuances of product lines, as well as changes in market conditions due to changes in demand requirements. It is possible that changes in the net realizable value of inventory may continue to occur in the future due to the current market conditions.

Revenue Recognition

The Company’s principal sources of revenues are from sales of hardware and software, integration, applications and technical training and support. The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” issued by the SEC and EITF No. 00-21 and Statement of Position No. 97-2, “Software Revenue Recognition.” The Company recognizes revenue when (i) there is an agreement with the customer, (ii) product is shipped and title has passed, (iii) the amount due from the customer is fixed and determinable, and (iv) collectibility is reasonably assured. Revenue is also recognized only when the Company has no significant future performance obligation. At the time of the transaction, the Company assesses whether the amount due from the customer is fixed and determinable and collection of the resulting receivable is reasonably assured. The Company assesses whether the amount due from the customer is fixed and determinable based on the terms of the agreement with the customer, including, but not limited to, the payment terms associated with the transaction. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. If the Company determines that collection of an amount due is not reasonably assured, then the Company defers recognition of revenue until collection becomes reasonably assured. Furthermore, in accordance with EITF No. 00-21, in addition to other requirements, the Company must determine if revenue is contingent, and, if so, the Company must defer the revenue. The Company reviews payment terms and other factors in determining if revenue is contingent.

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

Restructuring Accruals

Continuing Operations:

In the first and third quarters of 2003, the Company announced reorganizations to accommodate the acquisition of the assets of Clarent and as a part of its effort to consolidate functions and improve operational efficiencies and eliminated 25 employee positions. As a result of these actions, the Company recorded reorganization costs of $426,000 during the nine months ended September 30, 2003. The reorganization costs consist of severance costs and non-cash stock compensation expense related primarily to the acceleration of vesting of options. The balance of the accrued severance costs as of September 30, 2003 is $16,000.

Discontinued Operations:

During the second and third quarters of 2001, the Company initiated certain restructuring plans. In conjunction with these restructuring plans, the Company established a restructuring reserve account for the estimated costs related to the plans. These costs primarily related to facilities closings, severance costs and MessageClick ASP service exiting costs. For the facilities closings cost, a reserve was established for all remaining lease payments due on buildings and equipment that were no longer being utilized in continuing operations, less assumptions for sub-leases. The accrual for one of the leases with total payments remaining of $2.5 million assumes that the building will be sub-leased for 43% of the total lease liability over the remaining term of the lease. As of September 30, 2003, the Company had a remaining reserve balance of approximately $1.7 million, which is included in liabilities of discontinued operations. The Company currently believes that this remaining estimated balance is appropriate to cover future obligations associated with the restructurings.

Deferred Tax Asset Valuation Allowance

The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessment. Realization of the Company’s deferred tax assets is principally dependant upon achievement of projected future taxable income. The Company’s judgments regarding future profitability may change due to market conditions, its ability to continue to successfully execute its strategic plan and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances. Due to the uncertainty of the Company’s ability to recognize the tax benefit, the Company has provided a valuation allowance against all of its deferred income tax assets.

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

Intangible Assets

The Company has significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. The Company assesses the recoverability of its intangible assets subject to amortization by determining whether the value of intangible assets subject to amortization over their remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. For goodwill and unamortized intangible assets, the Company performs an annual impairment test that requires a comparison of the fair value of goodwill and unamortized intangible assets with their carrying amounts. If the carrying amount of goodwill or unamortized intangible asset exceeds its fair value, then an impairment loss shall be recognized.

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

At September 30, 2003, the Company had a positive working capital position (excess of current assets over current liabilities) of $15.1 million compared to a positive working capital position of $1.8 million at December 31, 2002. The Company’s cash and cash equivalents totaled $9.8 million at September 30, 2003, and $1.3 million at December 31, 2002. Total long-term debt, net of discount, was $6.6 million at September 30, 2003 and $3.7 million at December 31, 2002. At September 30, 2003, the Company had no borrowings under its $10.0 million Amended Credit Agreement with Silicon. The Company’s borrowing availability under the Amended Credit Agreement at September 30, 2003 was $10.0 million. The Company has an outstanding stand-by letter of credit in the amount of $200,000 at September 30, 2003 which would reduce borrowing capacity under the Amended Credit Agreement.

On February 12, 2003, in connection with the Company’s acquisition of the assets of Clarent, the Company amended its existing Original Credit Agreement with Silicon, and in connection therewith, the Company and Silicon entered into certain amendments to the existing credit facility and certain additional credit agreements. Such amendments and additional agreements increased the Company’s asset-based revolving credit line from $5.0 million to $10.0 million and include an EX-IM facility that will provide for working capital based on the Company’s international accounts receivable and inventories related to export sales primarily associated with Clarent’s assets. The amendments and additional agreements also extended the term of the Original Credit Agreement for 18 months (through August 13, 2004). The Company and Silicon further amended the credit facility in connection with the acquisition of MCK and the acquisition of substantially all of the business assets along with related liabilities of Clarent.

On February 12, 2003, the Company acquired substantially all the business assets and assumed certain related liabilities of Clarent for $9.8 million in notes. At the closing of the acquisition, the Company issued three promissory notes to Clarent: a $5.0 million secured note due February 13, 2004, which bears interest at 10% per annum, of which $1.8 million was paid through September 30, 2003, and the remainder of which is due in monthly installments continuing in October 2003 at $500,000 and increasing to $750,000 in December 2003; a $1.8 million non-interest bearing unsecured note due February 13, 2004, discounted at 6.25% per annum, of which $800,000 was paid through September 30, 2003 and the remainder of which is due in quarterly installments of $500,000; and a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum, discounted at 7.5% per annum. The assets the Company purchased from Clarent secure the secured notes.

Cash Flow

Cash provided by the Company’s continuing operations in the nine months ended September 30, 2003 totaled approximately $749,000 compared with cash used in continuing operations of $2.8 million in the same period in 2002. The Company’s source of cash in continuing operations during the nine months ended September 30, 2003 resulted primarily from cash provided from continuing operations of $3.0 million (net loss from continuing operations of $13.1 million reduced by non-cash charges totaling $16.1 million, including depreciation and amortization of $3.8 million, write-off of goodwill of $10.9 million and provision for doubtful accounts of $1.6 million) offset by cash used for changes in current operating assets and liabilities of approximately $2.3 million.

Cash used in the Company’s discontinued operations in the nine months ended September 30, 2003 totaled $710,000 compared with cash used in discontinued operations of $897,000 in the same period in 2002.

The Company received cash from investing activities in the nine months ended September 30, 2003 of approximately $7.3 million, compared to cash used in investing activities of $915,000 in the same period of 2002. In the nine months ended September 30, 2003, the Company received $9.9 million in cash, net of acquisition costs, related to the acquisition of MCK and used $1.1 million in cash, net of cash acquired, related to the acquisition of the assets of Clarent. The Company spent $977,000 and $648,000 on capital expenditures in the nine months ended September 30, 2003 and 2002, respectively. The Company also invested $481,000 and $267,000 on purchased software development costs in the nine months ended September 30, 2003 and 2002, respectively.

Cash provided by financing activities totaled approximately $1.2 million in the nine months ended September 30, 2003, compared to cash used of $1.7 million in the same period of 2002. The Company received $1.8 million in payments of notes receivable from shareholders, received proceeds from the issuance of the Company’s common stock totaling $2.7 and paid $800,000 on the Company’s credit line and $2.6 million on the notes payable for the purchase of the assets of Clarent in the nine months ended September 30, 2003. The Company received $24,000 in payments of notes receivable from shareholders and proceeds from the issuance of the Company’s common stock totaling $289,000 and paid $2.0 million on the notes payable for the purchase of NACT in the nine months ended September 30, 2002.

Contractual Obligations and Commercial Commitments

The following summarizes the Company’s future contractual obligations at September 30, 2003 (in thousands):

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Line of credit	$—	$—	$—	$—	$—
Additional payments for the acquisition of Encore Group	1,293	620	574	99	—
Notes payable	7,250	4,250	—	3,000	—
Convertible subordinated debentures	4,500	—	4,500	—	—
Accrued costs of MCK acquisition	7,660	4,402	2,600	658	—
Operating leases:
Continuing operations	14,213	2,642	4,862	4,128	2,581
Discontinued operations	3,127	965	849	798	515

Total contractual cash obligations	$38,043	$12,879	$13,385	$8,683	$3,096

Note, this table excludes interest expense and sublease rentals and assumes that leases are not renewed .

Sources of Cash

For the next year, the Company expects that its primary sources of cash will be from cash on hand, working capital provided by operating activities, borrowings under its Amended Credit Agreement with Silicon and other possible sources, including issuances of equity or debt securities, and proceeds from the exercise of options and warrants. The Company believes that, with its current operations, which generated positive income from continuing operations before interest, taxes, depreciation, amortization of intangibles and amortization of deferred compensation (“EBITDA”), excluding the write-down of goodwill, for the last eight quarters, it will have sufficient liquidity from these sources to meet its current financial obligations for the next year. Additionally, in October and November 2003, the Company received cash proceeds of $2.6 million (4,674,065 shares of common stock) from the exercise of options and warrants, which was used to reduce the short-term portion of the secured and unsecured notes made by the Company in connection with the acquisition of Clarent’s assets. The Amended Credit Agreement with Silicon, however, is subject to certain financial covenants and limitations on the Company’s ability to access funds under the Amended Credit Agreement. The Company was in compliance with these covenants as of September 30, 2003. If the Company is in violation of the Amended Credit Agreement, or does not have sufficient eligible accounts receivable and inventory to support the level of borrowings it may need, then the Company may be unable to draw on the Amended Credit Agreement to the extent necessary. To the extent the Company does not have borrowing availability under the Amended Credit Agreement, the Company may be required to obtain additional sources of capital, sell assets, obtain an amendment to the Amended Credit Agreement or otherwise restructure its outstanding indebtedness. If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the Amended Credit Agreement or otherwise restructure its outstanding indebtedness, then the Company may not be able to meet its obligations.

The Company’s short-term cash needs are for working capital, including cash operating losses, if any, capital expenditures, transaction costs related to the acquisition of Clarent’s assets and MCK, severance and retention payments related to the acquisition of MCK totaling approximately $3.1 million, payments on the secured and unsecured notes made by the Company in connection with the acquisition of Clarent’s assets, totaling approximately $4.3 million plus interest due February 13, 2004 and payments related to discontinued operations. At September 30, 2003, accrued costs of MCK acquisition and other long-term liabilities include $1.7 million in lease payments related to lease obligations for excess space at the date of acquisition. The Company expects to pay out approximately $513,000 related to these obligations in the next twelve months. At September 30, 2003, liabilities of discontinued operations included $1.7 million in lease payments related to discontinued operations. The Company expects to pay out approximately $492,000 related to discontinued operations in the next twelve months.

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

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, which eliminates the requirement to report gains and losses related to extinguishments of debt as extraordinary items. The statement also included other amendments and technical corrections, which will not have a material impact on the Company. The provisions of the statement related to the treatment of debt extinguishments are required to be applied in fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145 in January 2003, previously recorded extraordinary items for debt extinguishments were reclassified to continuing operations.

In June 2002, the FASB issued SFAS No. 146. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company adopted SFAS No. 146 in January 2003.

In December 2002, the FASB issued SFAS No. 148. SFAS No. 148 is an amendment to SFAF No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company has currently chosen not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company’s financial position or results of operations.

In February 2003, the FASB issued SFAS No. 150, which is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for the Company’s classification of liabilities in the financial statements that have characteristics of both liabilities and equity. In November 2003, the FASB issued Staff Position No. 150-3 delaying the effective date for certain instruments and entities. The adoption of SFAS No. 150 did not have a material adverse effect on the Company’s financial condition or results of operations.

In November 2002, the EITF of the FASB reached a consensus on EITF No. 00-21. The issue addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance is applicable to agreements executed in quarters beginning after June 15, 2003. The Company adopted this accounting effective July 1, 2003. The adoption of EITF No. 00-21 did not have a material effect on the Company’s financial condition or results of operations.

In May 2003, the EITF of the FASB reached a consensus on Issue 01-08. If an arrangement contains a lease in accordance with the EITF guidance, the timing of the expense and recognition in the balance sheet (if a capital lease) and disclosures could be affected. The EITF is effective for all arrangements agreed to or modified in fiscal periods after May 28, 2003. The adoption of EITF 01-08 did not have a material effect on the Company’s financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, which clarifies the disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company typically grants its customers a warranty, which guarantees that its products will substantially conform to its current specifications for twelve months from the delivery date. Historically, costs related to these guarantees have not been significant.

In January 2003, the FASB issued Interpretation No. 46. Interpretation No. 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February l, 2003, this interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period ending after December 15, 2003. The Company is currently determining the impact of the application of this Interpretation on the Company’s financial condition and results of operations.

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

Interest Rate Risks

The Company’s notes payable and convertible subordinated debentures at September 30, 2003, carry interest rates, which are fixed. The Company’s line of credit pursuant to the Amended Credit Agreement carries interest rates, which vary with the prime rate. Accordingly, any increases in Silicon’s prime rate will reduce the Company’s earnings. The Company has no borrowings under the Amended Credit Agreement at September 30, 2003.

Foreign Currency Risks

Products sold outside of the United States of America are transacted in U.S. dollars and therefore the Company is not exposed to foreign currency exchange risk. Transactions with Clarent Canada Ltd., the Company’s Canadian subsidiary present foreign currency exchange risk. The principal transactions are personnel and related costs. The intercompany balance is denominated in U.S. dollars and changes in foreign currency rates would result in foreign currency gains and losses. Using the intercompany balance at September 30, 2003, a 10% strengthening of the U.S. dollar against the Canadian dollar would result in a foreign currency transaction loss of approximately $112,000. To date, foreign exchange gains and losses have not been significant.

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

PART II — OTHER INFORMATION

Item 1: Legal Proceedings

Except as set forth below, the Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business, and the Company does not expect these claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company. At the time the Company acquired MCK, it was a party to certain pending legal proceedings which are described below.

In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of a class of persons who allegedly purchased shares of the MCK’s common stock between the date of MCK’s initial public offering and December 6, 2000. The complainants named as defendants MCK and certain of its former officers and other parties as underwriters of its initial public offering (the “MCK defendants”). The plaintiffs allege, among other things, that MCK’s prospectus, contained in the Registration Statement on Form S-1 filed with the SEC, was materially false and misleading because it failed to disclose that the investment banks which underwrote MCK’s initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of MCK’s common stock after the initial public offering. This case is one of many with substantially similar allegations known as the Laddering Cases filed before the Southern District of New York against a variety of unrelated issuers and investment bankers and have been consolidated for pre-trial purposes before one judge to assist with administration. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. After a hearing on the motion to dismiss, the Court, on February 19, 2003, denied dismissal of the claims against the companies and individuals, including the MCK defendants. On June 26, 2003, a proposed partial global settlement was announced between the securities issuers and their directors and officers and the plaintiffs. Under the terms of the settlement, the insurers of the issuers would deliver a surety undertaking in the amount of $1 billion payable to the plaintiffs to settle the actions against all issuers, directors and officers. Prior to the Company’s acquisition of MCK, the Board of Directors of MCK voted to approve the proposed settlement. The proposed settlement is subject to acceptance by the other securities issuers and court approval. No provision was recorded for this matter in the financial statements of MCK prepared prior to its acquisition by the Company because MCK believed that its portion of the proposed settlement would be paid by its insurance carrier.

MCK has been named a defendant in a lawsuit filed in Norfolk County, Massachusetts by Entrata Communications, Inc. (“Entrata”). Entrata Communications Inc. v. Superwire.com. Inc. and MCK, Inc. arises out of a dispute between Entrata and one of its largest shareholders, Superwire.com, Inc. (“Superwire”). Pursuant to a contract with Entrata, MCK was obligated to pay Entrata $750,000 in early 2002. In order to take advantage of a $100,000 discount offered for early payment, MCK paid Entrata $650,000 in November 2001, in full satisfaction of its contractual obligations. The funds were placed in escrow with Superwire’s California law firm, Jeffers, Shaff & Falk, LLP (“JSF”), which agreed not to disburse the funds until the dispute between Entrata and Superwire had been resolved. Nevertheless, Entrata contends that it never received the funds from MCK and that the funds were diverted to Superwire and JSF. Through the lawsuit, Entrata seeks to recover from both MCK and Superwire the full $750,000 that MCK would have owed in 2002. MCK has asserted counterclaims against Entrata, and cross-claims against Superwire, for fraud and breach of contract. On October 11, 2002, Superwire and Entrata filed cross-motions for summary judgment against each other. The court denied both motions on March 13, 2003. Following denial of the cross-motions for summary judgment, MCK filed a motion to add JSF and two of its partners, Barry D. Falk and Mark R. Ziebell, as third-party defendants. The motion is unopposed and is likely to be allowed. The court has given the parties until March 17, 2004 to complete discovery. The Company intends to defend the claims against MCK and prosecute its counterclaims, cross-claims and third-party claims. No amounts, other than the original payment, were provided for this matter in the financial statements of MCK prepared prior to its acquisition by the Company. The Company believes that the claim against MCK is without merit.

Item 2: Changes in Securities and Use of Proceeds

In the quarter ended September 30, 2003, the Company issued to 13 individuals an aggregate of 1,524,000 shares of the Company’s common stock upon exercise by such individuals of warrants to purchase shares of the Company’s common stock issued in connection with the private placement of securities conducted by the Company in October 2002. The shares issued to the individuals were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration set forth in Regulation D promulgated pursuant to Section 4(2) of the Securities Act (“Regulation D”). The Company based such reliance upon factual representations made to the Company by each individual as to such individual’s investment intent, sophistication, and status as an “accredited investor,” as that term is defined in Rule 501 of Regulation D, among other things.

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits

	2.1	Agreement and Plan of Merger dated as of April 21, 2003, among the Company, Mickey Acquiring Sub, Inc. and MCK Communications, Inc. (The schedules to the Agreement and Plan of Merger have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted schedules supplementally to the Securities and Exchange Commission upon request.)*

	2.2	First Amendment to the Agreement and Plan of Merger dated as of April 21, 2003, among the Company, Mickey Acquiring Sub, Inc. and MCK Communications, Inc.*

	2.3	Second Amendment to the Agreement and Plan of Merger dated as of June 13, 2003, among the Company, Mickey Acquiring Sub, Inc. and MCK Communications, Inc.**

	31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

	32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

	32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

	99.1	Form of Affiliate Agreement executed in connection with the Company’s acquisition of MCK Communications, Inc.***

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 23, 2003.

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 17, 2003.

***	Incorporated by reference to Exhibit B to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 23, 2003.

(b)	Reports on Form 8-K.

During the quarter ended September 30, 2003, the Company filed with or furnished to the SEC the following Current Reports on Form 8-K:

(i)	Current Report on Form 8-K/A filed with the SEC on July 1, 2003, setting forth pursuant to Item 7 thereof the following financial statements, together with the notes thereto: the audited consolidated financial statements of Clarent Corporation for the years ended December 30, 2001 and 2000; the unaudited financial statements of Clarent Corporation for the nine months ended September 30, 2002 and 2001; the unaudited pro forma condensed consolidated balance sheet of the Company as of September 30, 2002; and the unaudited pro forma condensed consolidated statement of operations of the Company for the year ended December 31, 2001 and for the nine months ended September 30, 2002;

(ii)	Current Report on Form 8-K furnished to the SEC on August 6, 2003, reporting under Item 12 of such report information regarding the Company’s results of operations and financial condition for the second quarter of 2003; and

(iii)	Current Report on Form 8-K filed with the SEC on September 30, 2003, reporting under Item 2 of such report the consummation of the Company’s acquisition of MCK Communications on September 26, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSO TECHNOLOGIES, INC.

Date: November 13, 2003	/s/ Juliet M. Reising Executive Vice President and Chief Financial Officer (duly authorized signatory and Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated as of April 21, 2003, among the Company, Mickey Acquiring Sub, Inc. and MCK Communications, Inc. (The schedules to the Agreement and Plan of Merger have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted schedules supplementally to the Securities and Exchange Commission upon request.)*

2.2	First Amendment to the Agreement and Plan of Merger dated as of April 21, 2003, among the Company, Mickey Acquiring Sub, Inc. and MCK Communications, Inc.*

2.3	Second Amendment to the Agreement and Plan of Merger dated as of June 13, 2003, among the Company, Mickey Acquiring Sub, Inc. and MCK Communications, Inc.**

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

99.1	Form of Affiliate Agreement executed in connection with the Company’s acquisition of MCK Communications, Inc.***

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 23, 2003.

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 17, 2003.

***	Incorporated by reference to Exhibit B to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 23, 2003