Form 10-K
period 2003-12-31
VERSO TECHNOLOGIES INC
filed 2004-03-15
CIK 797448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          ☐

      As of June 30, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the last reported sale price of such common equity of the registrant as of such date as reported by the Nasdaq Stock Market, was $157,505,969.

      As of March 8, 2004, 132,726,585 shares of common stock of the registrant were outstanding.

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

      Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include: the volatility of the price of our common stock, par value $0.01 per share (the “Common Stock”); our ability to fund future growth; our ability to become profitable; our ability to attract and retain qualified personnel; general economic conditions of the telecommunications market; market demand for and market acceptance of our products; legal claims against us, including, but not limited to, claims of patent infringement; our ability to protect our intellectual property; defects in our products; our obligations to indemnify our customers; our exposure to risks inherent in international operations; our dependence on contract manufacturers and suppliers; our ability to integrate the operations of the businesses we have recently acquired; our dependence on a small number of customers for revenue with respect to certain of our products; our ability to develop and maintain relationships with key vendors; new regulation and legislation; general economic and business conditions; other risks and uncertainties included in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors”; and other factors disclosed in our other filings made with the Securities and Exchange Commission (the “SEC”).

      All forward-looking statements relating to the matters described in this Annual Report and attributable to us or to persons acting on our behalf are expressly qualified in their entirety by such factors. We have no obligation to publicly update or revise these forward-looking statements to reflect new information, future events, or otherwise, except as required by applicable federal securities laws, and we caution you not to place undue reliance on these forward-looking statements.

Item 1.     Business

General

      Verso Technologies, Inc., a Minnesota corporation (the “Company”), designs, manufactures and markets products and solutions that enable carrier, enterprise and government entities to lower telecom costs, reduce network complexity and optimize network resources. The Company focuses on high growth areas within the communications market, with specific emphasis on application-based, turn-key solutions that leverage legacy circuit-based network investments towards converged, packet-based networks.

      The Company’s headquarters is located at 400 Galleria Parkway, Suite 300, Atlanta, Georgia 30339, and the Company’s telephone number at that location is (678) 589-3500. The Company maintains a worldwide web address at www.verso.com. The Company makes available free of charge through the Investors section of the Company’s website at www.verso.com the annual, quarterly and current reports, and amendments thereto, which the Company files with, or furnishes to, the SEC. Such reports and amendments are available on the Company’s website as soon as reasonably practical after the Company has filed such reports with, or furnished such reports to, the SEC.

      The Company’s ongoing, strategic business units consist of the Company’s Carrier Solutions Group and the Company’s Enterprise Solutions Group. Each unit includes a range of products and services designed to meet the specific needs of a particular customer segment.

Carrier Solutions Group

      The Company’s Carrier Solutions Group develops softswitch and software-based voice over Internet protocol (“VoIP”) solutions that enable telecommunications carriers to deploy highly efficient converged communication networks which are more cost-effective to operate than traditional circuit-based networks, and which enhance revenues by supporting innovative, high margin services. The Carrier Solutions Group differentiates its solutions portfolio from those of the Company’s competitors by providing a complete, end-to-end solution that includes class 4 and class 5 switching technologies that provide networking infrastructure for its customer’s softswitch-based networks from the central core to the edge of the network.

      In the first quarter of 2003, the Company acquired substantially all of the operating assets of Clarent Corporation, a pioneer in VoIP technology. In July 2001, the Company acquired NACT Telecommunications, Inc. (“NACT”). Today, the Clarent® and NACTTM product lines support a variety of diverse business applications from enterprise managed services and retail calling cards to wholesale Internet protocol (“IP”) telephony, IP network clearing services, international long distance and residential dial tone services. In 2003, the Company’s primary base of customers consisted of emerging domestic and international long-distance service providers, as well as a growing base of large, international Tier I telecommunications carriers and Internet Service Providers (“ISPs”). In an effort by the Company to sell to larger customers and to close larger individual carrier sales, the Company has been bundling its products into packaged solutions, a strategy that the Company hopes will result in larger initial sales and greater long-term opportunity. The Company is leveraging its worldwide installed base of customers, representing several million VoIP ports, towards sales of the Company’s newest Edge Access solutions.

      For the year ended December 31, 2003, revenue from the Carrier Solutions Group was $29,744,000, or 50%, of the Company’s consolidated revenue. Summarized financial information for the Company’s Carrier Solutions Group is set forth in Note 15 to the Company’s consolidated financial statements for the year ended December 31, 2003, which statements are contained elsewhere in this Annual Report.

     The Market for Carrier Solutions Group

      In today’s competitive telecommunications marketplace, carriers are increasingly challenged to lower operating costs while enhancing service capabilities. Burdened by the high costs of continuing to build, manage and maintain separate voice and data networks, carriers have begun to combine voice and data services onto converged IP based network infrastructures that leverage the low cost delivery of IP networks while delivering the high reliability and voice quality standards of the circuit-switched, public switched telephone network (“PSTN”). At the same time, these new infrastructures are enabling carriers to launch new, innovative services that help them differentiate themselves and enhance their revenue potential. These new applications are driving widespread adoption of VoIP technology among large, Tier 1 carriers in developed markets like North America, Europe, Asia-Pacific and elsewhere around the world.

      Meanwhile, deregulation and privatization of the global telecommunications industry continues to drive demand for VoIP technology from small, emerging, international service providers who are not encumbered by massive, legacy time division multiplexing (“TDM”) networks. More flexible and more agile than larger carriers, these emerging service providers are opening up large, previously untapped markets like Africa and the Middle East, driving much of the worldwide VoIP spending as they launch traditional voice services through a variety of wholesale and retail business models.

Carrier Solutions Group: Products and Solutions

     Clarent® Edge Access Softswitch Solution

      The Company’s Clarent® Edge Access Softswitch Solution enables traditional and alternative telecommunications service providers to deliver residential and advanced enterprise managed services over the “last mile” of any communications network, opening the door to new business and revenue opportunities. The solution supports IP connectivity via the legacy H.323 and newer session initiation protocol (“SIP”) protocols for private branch exchanges (“PBXs”) and a wide range of newer SIP endpoints, such as SIP handsets. Additionally, the Company’s products support VOIP over newer access technologies such as broadband cable, xDSL and wireless local loop as well as emerging core network routing technologies such as multi-protocol laser switching. Components of this solution include:

•	Clarent Class 5 Call Manager;

•	Clarent Command Center;

•	Clarent Element Management System; and

•	Clarent Connect.

      In 2003, the Company introduced Clarent Class 5 Call Manager version 3.0, which interoperates with most enterprise–class hardware and allows carriers to deploy high margin enterprise managed services and residential dial tone services, further expanding the Company’s opportunity at the network edge.

     Clarent® PSTN Access Softswitch Solution

      The Company’s Clarent® PSTN Access Softswitch Solution seamlessly facilitates the migration to VoIP, allowing carriers to preserve and leverage existing telecom investments to realize lower operating costs and lower overall total cost of ownership. A significantly more cost-effective and scalable alternative to traditional tandem circuit switches, this Unix-based, software-centric, modular tandem trunking solution enables wholesale transport and termination of voice traffic over global IP networks. Components of this solution include:

•	Clarent Class 4 Call Manager;

•	Clarent Command Center;

•	Clarent Element Management System;

•	Clarent SS7 Signaling; and

•	Clarent Media Gateways.

     NACTTM Prepaid Solution

      The Company’s NACTTM Prepaid Solution addresses the growing demand for high margin revenue streams that can be launched quickly, easily and with minimal ongoing management and maintenance. Packaged to include all switching, call processing, routing, centralized card management and accounting in a single, application-based switching platform, this turn-key, reliable, customizable solution delivers robust prepaid functionality for both VoIP and TDM-based telephony networks. Components of this solution include:

•	NACT Class 4 communications applications;

•	NACT IPAX Intelligent Switching Gateways; and

•	NACT NTS Provisioning and Operational Support Platform.

Enterprise Solutions Group

      The Company’s Enterprise Solutions Group offers a comprehensive portfolio of products and services designed to enable enterprises to more seamlessly and cost-effectively manage the transition from disparate, legacy voice networks to a single, highly-efficient converged voice and data network. The Company’s enterprise products are currently installed in more than 14,000 enterprise networks around the world, including in enterprise networks of approximately half of the Fortune 500 companies. In September 2003, the Company acquired MCK Communications, Inc. (“MCK”), which improved the Enterprise Solutions Group’s distribution and engineering capabilities.

      For the year ended December 31, 2003, revenue from the Company’s Enterprise Solutions Group was $29,754,000, or 50%, of the Company’s consolidated revenue. Summarized financial information for the Company’s Enterprise Solutions Group is set forth in Note 15 to the Company’s consolidated financial statements for the year ended December 31, 2003, which statements are contained elsewhere in this Annual Report.

The Enterprise Market

      As the global business environment becomes increasingly competitive, enterprises and government entities of all shapes and sizes are driven by a common desire to lower operational costs, improve productivity, increase customer retention and speed time to market. Many enterprises depend on their technology infrastructures to help them achieve these strategic business goals. To that end, enterprises are migrating their legacy voice and data systems into single, converged networks that enable more efficient use of resources and easier integration of distributed, disparate resources, including applications, equipment and people. As adoption of enterprise VoIP technology continues, so does demand for new IP-centric tools that enable businesses to manage and enhance the performance, utilization and efficiency of their evolving communication infrastructures.

Enterprise Solutions Group: Products and Services

     NetPerformer® Integrated Access VoIP Routers

      The Company’s NetPerformer line of integrated access routers enables multi-site enterprises to lower communications costs, alleviate bandwidth constraints, reduce network complexity and extend telecom services to remote locations with poor or non-existent telecom infrastructures. This versatile line of products enables information technology managers to integrate mission critical networks and applications across their enterprise, regardless of where they are in the VoIP migration process. In addition, NetPerformer enables enterprises to dramatically reduce telecom costs by eliminating monthly fees associated with tie lines that link remote offices to corporate headquarters and eliminate the toll charges on inter-office long distance calls. In 2003, the Company introduced two new products to its NetPerformer product line: the high performance, cost-effective NetPerformer SDM-9220 and SDM-9230, two of the only VoIP devices that combine full router capabilities with VoIP gateway functionality while supporting legacy, current and next-generation SIP-based voice and data equipment.

     MCK EXTender® Distributed Telephony Devices

      The Company’s EXTender line of distributed telephony devices allows enterprises to seamlessly integrate branch offices and teleworkers onto a centralized, enterprise voice network. The EXTender product family supports enterprise VoIP migration by enabling the central phone infrastructure to function as a company-wide voice server that transmits voice services and applications to remote locations over a company’s existing voice and/or data networks.

     TeleMate Voice Network Intelligence Software

      The Company’s TeleMate voice network intelligence software enables centralized management, control and cost allocation of enterprise voice network resources. TeleMate captures and consolidates data from any enterprise PBX, IP-PBX, or telephony switching device and delivers intelligence reports that help managers improve resource allocation, identify usage trends, prevent fraud and meet regulatory reporting requirements.

     NetSpective® Internet Content Filtering Solution

      NetSpective® enables enterprises to monitor, filter and/or report on usage of critical IP network resources. With a comprehensive set of feature functionality that tracks Internet activity and detects usage of a variety of web-based applications, including peer-to-peer, instant messaging, online chat and streaming media, NetSpective helps enterprises, governments, schools and libraries maintain control of critical network resources and facilitate compliance with filtering and communications tracking regulations.

     Customer Response Services

      The Company’s Customer Response Center (“CRC”) delivers full-service, custom technical support to enterprise and carrier customers that want to ensure satisfaction with each end-user/technology interaction. In 2003, the Company moved Tier 1 support for all of the Company’s product lines to the CRC, allowing the Company to better leverage resources, while ensuring the highest level of customer support for all customers. The customer response team supports the Company’s customer base, as well a broad base of external customers. The Company’s customer response team delivers 24 x 7 help desk support, Tier I, II and III product support, in-sourcing, on-site deployment services, hardware and software training, and project management resources in support of over 21,000 end-users around the world.

Customers

      For 2003, the Company’s primary base of customers in the Carrier Solutions Group included incumbent carriers outside the U.S. (Tier 1), and emerging or established domestic and international alternative carriers (Tiers 2 and 3) in the U.S. and abroad, particularly those service providers seeking to roll-out telecommunications networks based on VoIP technology and/or implement a turn-key, pre-paid solution. These customers are either buyers of the Carrier Solutions Group’s Clarent PSTN and Edge Access solutions or NACT Prepaid Solutions.

      In the Carrier Solutions Group, there was a demand for its softswitch solutions from incumbent carriers and competitive carriers in high-growth international markets such as Europe, Asia, India, Africa and the Middle East during 2003. In Asia, specifically, the Company has strengthened relationships with former Clarent Corporation customers such as China Unicom and China Telecom and has significantly expanded its presence in the region with the opening of the Company’s first sales and support office in Beijing, China. Equally significant, the Company made its first sale to Hinan Mobile, a division of China Mobile, conducted new rounds of integration testing with AT&T Hong Kong and added a new Chinese distributor, which secured more business for the Company.

      In 2003, the Company continued its aggressive push to sell its NACT Prepaid Solution internationally, as it believes that those markets are relatively under penetrated. Domestically, the Company deployed its NACT solution for Yahoo!, Inc. as part of Yahoo!’s new prepaid calling card program, called PayDirect, which was launched in the fourth quarter of 2003. In addition, the Company launched its new pre-paid wireless solution during the third quarter.

      In the Enterprise Solutions Group, the Company continued expanding its largely indirect distribution channel, both domestically and internationally. Demand for NetPerformer’s integrated voice and data access over satellite capability strengthened the Company’s relationship with satellite integrator NDSatcom and drove new sales to TriPoint Global’s Vertex RSI subsidiary, a leading global satellite provider. Additionally, new distribution for the Company’s MCK EXTender product line was launched with SBC Communications.

      Currently, approximately 4,000 customers are using the Company’s TeleMate voice network intelligence software to manage communications cost and network efficiency. Typical end-user customers of the Company’s TeleMate product are domestic commercial enterprises or government agencies with 100 to 10,000 employees. In the third quarter of 2003, the Company launched its latest version of TeleMate product which includes support for IP-PBXs, targeting the market leader Cisco’s Call Manager Solution.

      Currently, the Company services over 21,000 end-users through its customer response center services. The Company’s largest client of these services is InterContinental Hotels Group PLC, which has been a customer of the Company since 1992.

      For the year ended December 31, 2003, InterContinental Hotels Group PLC was the Company’s only customer that accounted for more than 10% of the Company’s consolidated revenues. In the year ended December 31, 2002, InterContinental Hotels Group PLC and Telco Group, Inc. were the Company’s only customers that accounted for more than 10% of the Company’s consolidated revenues. The revenues from InterContinental Hotels Group PLC represented approximately 11% and 15% of the Company’s consolidated revenues for the years ended December 31, 2003 and December 31, 2002, respectively. The revenues from Telco Group, Inc. represented less than 12% of the Company’s consolidated revenues for the year ended December 31, 2002.

Sales and Marketing

      The Company’s sales and marketing organization is responsible for building brand awareness, identifying key markets, and developing innovative products and services to meet the evolving demands of the marketplace. Another objective of the marketing effort is to stimulate the demand for services through a broad range of marketing communications and public relations activities. Primary communication vehicles include advertising, tradeshows, direct response programs, event sponsorship and websites.

      The Company seeks to achieve broader market penetration of its solutions in primarily three ways: expanding international distribution; pursuing new markets and customers, including ISPs, IP telephony service providers and pre-paid service bureaus; and selling new, next-generation communication solutions to its current base of customers.

      In the Carrier Solutions Group, sales are accomplished via a combination of direct and indirect sales. There are approximately 25 direct sales and sales support personnel located throughout the United States, Canada, the United Kingdom, France, Italy, China and the United Arab Emirates. The indirect channel is represented by over 50 value-added resellers. The role of the direct sales force is not only to generate revenue, but to also offer sales support to the indirect channel. In the Enterprise Solutions Group, the majority of the sales are indirect through partners such as network integrators, value-added resellers, large stock distributors, PBX dealers and agents consisting of over 300 companies. The Company has 26 sales associates that support the indirect channel in revenue generation.

Competition

      The Company believes that one of its competitive strengths is the synergy across its product lines, which enables it to accelerate development of new technologies, delivery of new products and expansion into new markets. Through both internal development efforts and strategic acquisitions, the Company continues to add intellectual property and innovative, patented technologies that deliver greater value to its worldwide base of customers.

     Carrier Solutions Group

      The market for application-based telephony services is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and market entrants. In the market for the Company’s gateway solutions, the Company’s primary sources of competition include Class 4 solution providers, vendors of networking and telecommunications equipment, and telephony applications companies that bundle their offering with third-party equipment. Some competitors, especially networking and telecommunications equipment vendors, such as Lucent Technologies Inc., Cisco Systems, Inc. and Nortel Networks Ltd., have significantly greater financial resources and broader customer relationships than does the Company. Other public companies, such as Tekelec and VocalTec are focusing on market opportunities similar to market opportunities on which the Company focuses, as are a number of smaller, private companies, including Nuera Communications, Inc., Voiceware Systems Corporation and iSoftel Ltd.

     Enterprise Solutions Group

      The Company’s NetPerformer and MCK EXTender product lines compete with the products of communications solutions providers such as Cisco Systems, Inc., Motorola, Vanguard Systems and Memotec, as well as telecommunications equipment manufacturers such as Avaya, Nortel, Ericsson and Toshiba.

      The Company’s TeleMate product competes with a number of products from companies such as IntegraTrak, MicroTel International, Inc., and Veramark Technologies, Inc.

      The Company’s NetSpective products compete with filtering products from providers such as WebTrends Corporation, Elron Electronic Industries, Inc., SurfControl PLC and Websense, Inc.

      The Company’s Customer Response Center competes with those of companies that provide integrated, multi-channel customer contact centers, including APAC Customer Services, Inc., ClientLogic Corporation, Convergys Corporation and SITEL Corporation.

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

      On September 18, 2001, U.S. Patent No. 6,292,801 was issued to Telemate.Net Software, Inc., a wholly-owned subsidiary of the Company which the Company acquired in November 2001 by means of merger (“Telemate.Net”). The patent covers technology developed by Telemate.Net for tracking PBX, VoIP and IP traffic from a variety of network sources and correlating communications activity with a database of user accounts. The patented techniques are employed in several of Telemate.Net’s products, including Telemate.Net’s call accounting and NetSpective Internet access management solutions. This technology allows users to combine statistics from diverse networks sources to create cohesive network information and reporting. This unique technology for aggregating and correlating network data from different vendors and device types has application to the VoIP softswitch, OSS and billing markets. The patented processes allow the Company’s OSS software to gather billing, reporting and maintenance from a variety of data sources and vendors’ products, in addition to its own.

      On February 12, 2003, pursuant to the Company’s acquisition of certain assets from Clarent Corporation on such date, the Company acquired U.S. Patent Nos. 6,167,060 and 6,477,164 which were issued to Clarent Corporation on December 26, 2000 and November 5, 2002, respectively. The patents cover technology developed by Clarent Corporation for real-time voice and data transmissions over an Internet network and a dynamic error correction algorithm for Internet telephones.

      On February 4, 2003, U.S. Patent No. 6,516,061 was issued to MCK. The patent includes 60 claims, covering, among other things, a system which acts as a digital set proxy for a PBX.

      The Company also has several patent applications pending relating to its VoIP products and to certain products the Company acquired from Clarent Corporation pursuant to the Company’s acquisition of certain assets from Clarent Corporation on February 12, 2003.

Research and Development

      The Company believes that one of its competitive strengths is the synergy across its product lines, which enables the Company to accelerate the development of new technologies, the delivery of new products and expansion into new markets. Through both internal development efforts and strategic acquisitions, the Company continues to add intellectual property and innovative, patented technologies that deliver greater value to its worldwide base of customers.

      The Company’s research and development expenses totaled $9.6 million for the year ended December 31, 2003.

      In the Carrier Solutions Group, the research and development initiatives centered around introducing softswitch features targeted toward carriers of broader scope, including dynamic resource allocation, expanding interoperability and third-party vendor integration, continuing the enhancement of performance and reliability, and developing new applications for the NACT solution, such as a pre-paid wireless solution. In 2003, the Company introduced Clarent Class 5 Call Manager version 3.0, which interoperates with most enterprise-class hardware and allows carriers to deploy high margin enterprise managed services, further expanding the Company’s opportunity at the network edge.

      In the Enterprise Solutions Group, the Company invested in additional unique feature functionally for the Telemate.Net Webfilter product as well as adding additional functionality to the NetPerformer solution. The Company expects that further research and development expenses will relate to subsequent product enhancements, the development of additional features and functionality, and research and development associated integrating various product lines. In 2003, the Company introduced two new products to its NetPerformer product line: the high performance, cost-effective NetPerformer SDM-9220 and SDM-9230, two of the only VoIP devices that combine full router capabilities with VoIP gateway functionality while supporting legacy, current and next-generation SIP-based voice and data equipment.

Employees

      As of March 10, 2004, the Company had 447 employees, 197 of whom are located at the Company’s headquarters in Atlanta, Georgia, 94 of whom are located at the Company’s NACT Telecommunications, Inc. subsidiary in Provo, Utah, 44 of whom are located at the Company’s Clarent operations in Littleton, Colorado, 51 of whom are located at the Company’s MCK subsidiary in Boston, Massachusetts, and 27] of whom are located at the Company’s Clarent operations in Montreal, Canada, 24 of whom are located at the Company’s MCK operations in Calgary, Canada and 10 international employees who conduct the Company’s Clarent operations in France, Belgium, India, Italy, Germany and the United Kingdom.

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

      In September 2000, the Company acquired Cereus Technology Partners, Inc. (“Cereus”) in a merger transaction. Cereus provided end-to-end e-business and B2B technology solutions, including e-business strategy, network consulting and hosting and application integration. In connection with the acquisition of Cereus, the Company changed its name to “Verso Technologies, Inc.” and put in place the Company’s current executive management team and all but two of the directors currently serving on the Board.

      In November 2000, the Company acquired MessageClick, Inc. (“MessageClick”) in a merger transaction. The acquisition of MessageClick provided the Company with a propriety unified communications application delivered as an ASP. In the second quarter of 2001, the Company decided to discontinue offering its MessageClick application and to refocus the development of the MessageClick application to be offered as a licensed software product. The Company has since focused its overall strategy on pursuing the market for next generation communications, and, therefore, the development of the MessageClick application as a license product is currently dormant.

      In July 2001, the Company acquired all of the outstanding capital stock of NACT. The Company’s acquisition of NACT in July 2001 was the Company’s first significant investment in the area of next-generation communications. The acquisition of NACT and its portfolio of products and services allowed the Company to begin to offer proprietary, integrated, switching solutions for communications service providers seeking turn-key, pre-paid telecommunications solutions. The acquisition of NACT was funded by a $15 million investment by Telemate.Net, as contemplated by the Company’s merger agreement with Telemate.Net.

      On November 16, 2001, the Company acquired Telemate.Net by means of a merger, pursuant to which Telemate.Net became a wholly-owned subsidiary of the Company. Telemate.Net develops proprietary Internet access, voice and IP network usage management, and intelligence applications that enable businesses to monitor, analyze, and manage the use of their internal network resources. As a result of the acquisition of Telemate.Net, the Company added next generation applications and application development competencies to the Company’s solutions portfolio.

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

      On October 1, 2002, the Company purchased a 51% interest in Shanghai BeTrue Infotech Co., Ltd. (“BeTrue”) for $100,000 with $50,000 paid at closing, $25,000 paid on December 30, 2002, and $25,000 paid on March 30, 2003. Upon closing the transaction, the Company contributed to the joint venture certain next-generation communication equipment and software valued at approximately $236,000 and $50,000 in cash. Additionally, the Company contributed $25,000 on December 30, 2002, and $25,000 to BeTrue on March 30, 2003. The remaining 49% interest in BeTrue is owned by Shanghai Tangsheng Investments & Development Co. Ltd. (“Shanghai Tangsheng”). BeTrue provides VoIP and satellite network solutions, including systems integration, project implementation, technical support, consulting and training to leading telecommunications companies in China and the Asia-Pacific region. The Company plans to leverage BeTrue’s sales channels and support infrastructure capabilities, including pre- and post- sales support. Due to shared decision-making between the Company and Shanghai Tangsheng, the results for BeTrue are recorded as an equity investment rather than consolidated in the Company’s results.

      On February 12, 2003, the Company acquired certain operating assets and related liabilities from Clarent Corporation. The assets purchased from Clarent Corporation include the following key products: next-generation switching and call control software; high density media gateways; multi-service access devices, signaling and announcement servers; network management systems; and high demand telephony applications based on packet-switched technology. Specifically, the Company acquired the Clarent Softswitch and NetPerformer products in connection with this acquisition from Clarent Corporation.

      On September 26, 2003, the Company acquired MCK by means of a merger, pursuant to which MCK became a wholly-owned subsidiary of the Company. MCK is a provider of products that deliver distributed voice communications by enabling businesses to extend the functionality and applications of their business telephone systems from the main office to outlying offices, remote call centers, teleworkers and mobile employees over public and private networks.

Item 2.     Properties

      The Company is headquartered in Atlanta, Georgia, where the Company currently leases 45,000 square feet of space, which is used for the Company’s corporate offices and certain components of the Company’s Enterprise Solutions Group, including the Telemate.Net operations and the Company’s customer response center services operations. The Company is obligated to pay rent on this space of approximately $119,000 per month, plus a share of operating expenses, through February 2010. Additionally, the Company is also obligated through January 2010 to pay rent of $31,000 per month with respect to an additional 13,000 square feet of space at the Atlanta facility, the cost of which is included in discontinued operations. The Company has subleased the 13,000 square feet of space at the Atlanta facility for $17,700 per month through November 2006 and $12,900 per month from December 2006 through January 2010.

      The Company also leases approximately 40,000 square feet of office space in Provo, Utah, which is used for certain components of the Company’s Carrier Solutions Group, including the Company’s NACT operations. Pursuant to the lease, the Company is obligated to pay rent of approximately $46,000 per month through December 2009.

      In connection with the purchase of substantially all of the operating assets of Clarent Corporation in February 2003, the Company assumed two leases for real property located in Quebec, Canada. Pursuant to the first lease, the Company leases approximately 18,000 square feet of office and laboratory space for software research and development purposes related to the Company’s Enterprise Solutions Group. The Company is obligated to pay rent of approximately $10,400 per month through the termination of the lease in October 2006. The Company subsequently assigned the second lease to Clarent Canada Ltd., a wholly-owned subsidiary of the Company which the Company acquired pursuant to the such purchase (“Clarent Canada”). Pursuant to the second lease, Clarent Canada leases approximately 10,000 square feet of office, warehouse and storage space for commercial and manufacturing purposes also related to the Company’s Enterprise Solutions Group. Clarent Canada is obligated to pay $2,900 per month, plus a share of operating expenses, until the lease terminates in May 2007.

      Also in connection with the purchase of substantially all of the operating assets of Clarent Corporation in February 2003, the Company entered into a lease for 23,000 square feet of space in Littleton, Colorado, which space is used for office space and research and development purposes related to the Company’s Carrier Solutions Group. Pursuant to this lease, the Company is obligated to pay rent of approximately $31,000 per month, plus a share of operating expenses, until the lease terminates in January 2006.

      MCK is obligated on a lease for 16,700 square feet of office space in Dallas, Texas through August 31, 2004, at rent of $10,945 per month. MCK has subleased the entire space for the remainder of the term of the lease. MCK is also obligated on a lease for 48,886 square feet of office space and research and development facilities in Needham, Massachusetts through May 31, 2007, at rent of $109,739 per month until June 1, 2003, and $113,863 per month thereafter until May 31, 2007. MCK has subleased 32,665 square feet of such space through May 31, 2007, at a rent of $57,163 per month. MCK’s operations occupy 6,145 square feet of the space originally leased in Needham, Massachusetts, and MCK is actively attempting to sublease the remaining 10,076 square feet of such space.

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

Item 3.     Legal Proceedings

      From time to time, the Company is involved in litigation with customers, vendors, suppliers and others in the ordinary course of business, and a number of such claims may exist at any given time. All such existing proceedings are not expected to have a material adverse impact on the Company’s results of operations or financial condition. In addition, the Company or its subsidiaries are a party to the proceedings discussed below.

      In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of MCK’s common stock between the date of MCK’s initial public offering and December 6, 2000. The complaint named as defendants MCK and certain of its former officers and other parties as underwriters of its initial public offering (the “MCK defendants”). The plaintiffs allege, among other things, that MCK’s prospectus, contained in the Registration Statement on Form S-1 filed with the SEC, was materially false and misleading because it failed to disclose that the investment banks which underwrote MCK’s initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of MCK’s common stock after the initial public offering. This case is one of many with substantially similar allegations known as the “Laddering Cases” filed before the Southern District of New York against a variety of unrelated issuers (the “Issuers”), directors and officers (the “Laddering Directors and Officers”) and underwriters (the “Underwriters”), and have been consolidated for pre-trial purposes before one judge to assist with administration. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. After a hearing on the motion to dismiss the Court, on February 19, 2003, denied dismissal of the claims against MCK as well as other Issuers. Although MCK believes that the claims asserted are meritless, MCK and other Issuers have negotiated a tentative settlement with the plaintiffs. The terms of the tentative settlement agreement provide, among other things, that (i) the insurers of the Issuers will deliver a surety undertaking in the amount of $1 billion payable to the plaintiffs to settle the actions against all Issuers and the Laddering Directors and Officers; (ii) each Issuer will assign to a litigation trust, for the benefit of the plaintiffs, any claims it may have against its Underwriters in the initial public offering for excess compensation in the form of fees or commissions paid to such Underwriters by their customers for allocation of initial public offering shares; (iii) the plaintiffs will release all claims against the Issuers and the Laddering Directors and Officers asserted or which could have been asserted in the actions arising out of the factual allegations of the amended complaints; and (iv) appropriate releases and bar orders and, if necessary, judgment reductions, will be entered to preclude the Underwriters and any non-settling defendants from recovering any amounts from the settling Issuers or the Laddering Directors and Officers by way of contribution or indemnification. Prior to the Company’s acquisition of MCK, MCK’s board of directors voted to approve the tentative settlement. The proposed settlement is subject to acceptance by the other Issuers and court approval. No provision was recorded for this matter in the financial statements of MCK prepared prior to its acquisition by the Company because MCK believed that its portion of the proposed settlement would be paid by its insurance carrier. The Company agrees with MCK’s treatment of this matter.

While a final agreement has not been executed, MCK expects to finalize the agreement in the next several months.

      MCK has been named a defendant in a lawsuit filed in Norfolk County, Massachusetts by Entrata Communications, Inc. (“Entrata”). Entrata Communications, Inc. v. Superwire.com, Inc. and MCK arises out of a dispute between Entrata and one of its largest shareholders, Superwire.com, Inc. (“Superwire”). Pursuant to a contract with Entrata, MCK was obligated to pay Entrata $750,000 in early 2002. In order to take advantage of a $100,000 discount offered for early payment, MCK paid Entrata $650,000 in November 2001, in full satisfaction of its contractual obligations. The funds were placed in escrow with Superwire’s California law firm, Jeffers, Shaff & Falk, LLP (“JSF”), which agreed not to disburse the funds until the dispute between Entrata and Superwire had been resolved. Nevertheless, Entrata contends that it never received the funds from MCK and that the funds were diverted to Superwire and JSF. Through the lawsuit, Entrata seeks to recover from both MCK and Superwire the $750,000 that MCK would have owed in 2002. MCK has asserted counterclaims against Entrata, and cross-claims against Superwire, for fraud and breach of contract. On October 11, 2002, Superwire and Entrata filed cross-motions for summary judgment against each other. The court denied both motions on March 13, 2003. Following denial of the cross-motions for summary judgment, MCK filed a motion to add JSF and two of its partners, Barry D. Falk and Mark R. Ziebell, as third-party defendants. The court had given the parties until March 17, 2004 to complete discovery. Before the completion of the discovery period, Entrata filed a Chapter 7 bankruptcy proceeding pursuant to the United States Bankruptcy Code. MCK has not as of yet been notified by the trustee of Entrata’s estate as to whether the trustee will pursue the claims against MCK. If such claims are pursued, then the Company intends to defend such claims and prosecute its counterclaims and third-party claims. No amounts, other than the original payment, were provided for this matter in the financial statements of MCK prepared prior to its acquisition by the Company. The Company believes that the claim against MCK is without merit, and no amount has been accrued for this matter at December 31, 2003.

Item 4.	Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders of the Company was held on December 17, 2003, in Atlanta, Georgia (the “Meeting”). At the Meeting, the shareholders of the Company voted on proposals to (i) elect a Board of eight directors to serve until the Company’s next annual meeting of shareholders and until their successors are elected and qualified; and (ii) to ratify the appointment of KPMG LLP as the independent auditors of the Company for the year ending December 31, 2003. The results of the vote with respect to the election of directors were as follows:

Director Nominee	For	Withheld Authority

Paul R. Garcia	93,084,663	3,334,230
Gary H. Heck	92,634,585	3,784,308
James M. Logsdon	77,455,658	18,963,235
Amy L. Newmark	92,586,718	3,832,175
Steven A. Odom	77,355,972	19,062,921
Stephen E. Raville	92,994,878	3,424,015
Juliet M. Reising	78,748,118	17,670,775
Joseph R. Wright, Jr.	93,000,355	3,418,538

      There were no abstentions or broker non-votes with respect to the election of any of the director nominees listed above.

      The results of the vote with respect to the ratification of the appointment of independent auditors were as follows:

92,894,025     FOR                    3,452,969     AGAINST                    71,872     ABSTAIN

      There were 27 broker non-votes with respect to the ratification of the appointment of independent auditors.

      The foregoing proposals were set forth and described in the Notice of Annual Meeting of Shareholders and Proxy Statement of the Company dated November 12, 2003.

Item 4.5     Executive Officers of the Registrant

      Pursuant to General Instruction G (3) of Form 10-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the information regarding the Company’s executive officers required by Item 401 of Regulation S-K is hereby included in Part I of this Annual Report.

      The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age, as of March 8, 2004, of such officer:

Name	Age	Position

Steven A. Odom	50	Chairman of the Board and Chief Executive Officer
Gary H. Heck	59	President and Chief Operating Officer
Juliet M. Reising	53	Executive Vice President, Chief Financial Officer, Secretary and Treasurer

      Certain additional information concerning the individuals named above is set forth below:

      Steven A. Odom has served as the Chief Executive Officer and a director of the Company since September 2000 and as the Chairman of the Board since December 2000. From January 2000 to September 2000, Mr. Odom served as the Chairman of the Board and the Chief Executive Officer of Cereus. From 1994 until June 1998, Mr. Odom served as Chief Executive Officer of World Access, Inc., a provider of voice, data and Internet products and services around the world (“World Access”). From June 1998 until June 1999, Mr. Odom also served as Chairman of the Board of World Access. From 1990 until 1994, Mr. Odom was a private investor in several companies, including World Access and its predecessor. From 1987 until 1990, he served as President of the PCS Division of Executone Information Systems in Atlanta, Georgia, a public company that manufactured and distributed telephone systems. From 1983 until 1987, Mr. Odom was the founder, Chairman and Chief Executive Officer of Data Contract Company, Inc., a manufacturer of telephone switching equipment and intelligent pay telephones. From 1974 until 1983, he served as the Executive Vice President of Instrument Repair Service, a private company co-founded by Mr. Odom in 1974 that repaired test instruments for local exchange carriers.

      Gary H. Heck has served as the President and Chief Operating Officer of the Company since February 23, 2004, and has served as a director of the Company since September 2000. Mr. Heck also served as a member of the Company’s compensation committee (the “Compensation Committee”) until February 23, 2004. From January 2000 to September 2000, Mr. Heck served as a director of Cereus. Mr. Heck has been a consultant since 1989, most recently serving as a Managing Partner and a co-founder of PacifiCom, a consulting services company. From 1987 until 1989, Mr. Heck was President and Chief Executive Officer of Telematics Products, Inc., a telecommunications products company. From 1983 until 1987, he held various executive positions at Pacific Telesis Corporation, one of the nation’s largest Regional Bell Operating Companies, and completed his tenure as a corporate officer of several subsidiaries of Pacific Telesis and as Chief Executive Officer of PacTel Products Corporation. From 1977 until 1983, Mr. Heck was a Division Manager and District Manager at AT&T Corporation, where he was responsible for sales and marketing programs. From 1967 until 1977, Mr. Heck held various positions at Pacific Telephone & Telegraph.

      Juliet M. Reising has served as Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a director of the Company since September 2000. Ms. Reising also served as Executive Vice President, Chief Financial Officer and a director of Cereus from March 2000 to September 2000. From February 1999 to March 2000, Ms. Reising served as Chief Financial Officer of MindSpring Enterprises, Inc., an Internet service provider that merged with EarthLink, Inc. in February 2000. From September 1998 to February 1999, Ms. Reising served as Chief Financial Officer of AvData, Inc., a network management services company acquired by ITC DeltaCom, Inc. in 1999. From September 1997 to September 1998, Ms. Reising served as Vice President and Chief Financial Officer for Composit Communications International, Inc., an international software development company. From August 1995 to September 1997, she served as Vice President and Chief Financial Officer of InterServ Services Corporation, which was merged with Aegis Communications, Inc. in 1997. Ms. Reising started her career with Ernst & Young LLP in Atlanta, Georgia, where she received her certified public accountant license.

      There are no family relationships among any of the executive officers or directors of the Company. Except as disclosed in the applicable employment agreements discussed in the section of this Annual Report titled “Item 11 — Executive Compensation — Employment Agreements” and as disclosed in the section of this Annual Report titled “Item 13 — Certain Relationships and Related Transactions,” no arrangement or understanding exists between any executive officer and any other person pursuant to which any executive officer was selected to serve as an executive officer. To the best of the Company’s knowledge, (i) there are no material proceedings to which any executive officer of the Company is a party, or has a material interest, adverse to the Company; and (ii) there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any executive officer during the past five years. Executive officers of the Company are elected or appointed by the Board and hold office until their successors are elected and qualified, or until their death, resignation or removal, subject to the terms of applicable employment agreements.

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

	High	Low

Year ended December 31, 2003:
First Quarter	$0.71	$0.40
Second Quarter	1.84	0.43
Third Quarter	5.22	1.70
Fourth Quarter	4.70	2.86
Year ended December 31, 2002:
First Quarter	$1.83	$0.97
Second Quarter	1.21	0.44
Third Quarter	0.60	0.25
Fourth Quarter	0.76	0.22

      As of March 8, 2004, there were approximately 1,742 holders of record of the Common Stock.

      The Company has never declared or paid cash dividends on the Common Stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future. In addition, the Company’s credit facility with Silicon Valley Bank, the Company’s primary lender, prohibits the payment of cash dividends on the Common Stock without Silicon Valley Bank’s prior written consent.

      In connection with the private placement of securities conducted by the Company in October 2002, during the quarter ended December 31, 2003, the Company issued to 26 individuals an aggregate of 9,646,302 shares of Common Stock upon exercise by such individuals of warrants to purchase shares of Common Stock issued in connection with such private placement. In connection with the exercise of such warrants, the Company received payment of an exercise price of $0.311 per share. The shares issued to the individuals were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act (“Section 4(2)”) and Regulation D promulgated pursuant to Section 4(2) (“Regulation D”). The Company based such reliance upon factual representations made to the Company by each individual as to such individual’s investment intent, sophistication and status as an “accredited investor” as that term is defined in Rule 501 of Regulation D, among other things.

      On October 29, 2003, the Company issued to Silicon Valley Bank (i) 350,000 shares of Common Stock upon exercise by Silicon Valley Bank of a warrant to purchase such shares of Common Stock and payment to the Company of an exercise price of $0.44 per share and (ii) 352,295 shares of Common Stock upon exercise by Silicon Valley Bank of a warrant to purchase such shares of Common Stock and payment to the Company of an exercise price of $0.71 per share. The shares issued to Silicon Valley Bank upon exercise of the warrants were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Regulation D. The Company based such reliance upon factual representations made to the Company by Silicon Valley Bank as to its investment intent, sophistication, and status as an accredited investor, among other things.

      Between October 20, 2003 and December 1, 2003, the Company issued an aggregate of 250,000 shares of Common Stock to an investment bank and five of its affiliates upon exercise of warrants to purchase such shares held by such investment bank and affiliates and payment to the Company of an exercise price of $1.00 per share. The shares issued to such investment bank and its affiliates were issued without registration under the Securities Act in reliance upon the exemption from the registration set forth in Regulation D. The Company based such reliance upon factual representations made to the Company by each recipient of the shares as to such recipient’s investment intent, sophistication, and status as an accredited investor, among other things.

      Between October 31, 2003 and November 14, 2003, the Company issued an aggregate of 427,584 shares of Common Stock to a registered broker dealer and its affiliates upon exercise of warrants held by such broker dealer and affiliates to purchase such shares and payment to the Company of an aggregate exercise price of $1,218,225, with exercise prices per share ranging from $2.11 to $3.09. The shares issued to such registered broker dealer and its affiliates were issued without registration under the Securities Act in reliance upon the exemption from the registration set forth in Section 4(2). The Company based such reliance upon factual representations made to the Company by each recipient of the shares as to such recipient’s investment intent and sophistication, among other things.

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

Company. The historical results are not necessarily indicative of future results. All amounts in thousands except per share data.

	Years Ended December 31,

	2003(2)	2002(3)	2001(4)	2000(5)	1999(6)

Statement of Operations Data(1):
Revenue	$59,498	$44,798	$29,899	$12,732	$10,017
Loss from Continuing Operations	(18,287)	(2,395)	(11,517)	(12,532)	(5,361)
Loss from Continuing Operations per Common Share — basic and diluted	(0.18)	(0.03)	(0.21)	(0.48)	(0.23)
Balance Sheet Data:
Total Assets(7)	63,252	39,835	45,159	175,473	56,054
Long-term Liabilities, net of current portion	9,102	6,133	5,200	3,153	—

(1)	Includes the continuing operations of the following entities or divisions acquired by the Company from their respective dates of acquisition: Customer Response Center, a division of Encore Systems, Inc. (September 1, 1998); MessageClick (November 22, 2000); NACT (July 27, 2001); Telemate.Net (November 16, 2001); and MCK (September 26, 2003). Also includes the continuing operations of assets acquired by the Company from Clarent Corporation on February 12, 2003.

(2)	The fiscal year 2003 loss from continuing operations includes $1.3 million of intangibles amortization, $780,000 in amortization of deferred compensation, $10.9 million by write-down of goodwill and $612,000 in non-cash interest related to the amortization of the discount on notes payable and convertible subordinated debentures and loan fees.

(3)	The fiscal year 2002 loss from continuing operations includes $592,000 of intangibles amortization, $1.2 million in amortization of deferred compensation and $601,000 in non-cash interest expense related to the amortization of the discount on convertible subordinated debentures and loan fees, and a $350,000 gain on early retirement of debt.

(4)	The fiscal year 2001 loss from continuing operations includes $1.5 million of intangibles amortization, $1.8 million in amortization of deferred compensation and $606,000 in non-cash interest expense related to the amortization of the discount on convertible subordinated debentures and loan fees, and a $1,640,000 loss on debt conversion.

(5)	The fiscal year 2000 loss from continuing operations includes $982,000 of goodwill amortization, $482,000 in amortization of deferred compensation, $511,000 in reorganization costs, $1.8 million in loss on asset abandonment and $715,000 in non-cash interest expense primarily related to the amortization of the discount on convertible subordinated debentures and loan fees.

(6)	The fiscal year 1999 loss from continuing operations includes $982,000 in goodwill amortization and $543,000 in merger-related transaction and reorganization costs.

(7)	Includes $0, $0, $582,000, $153.0 million and $47.2 million of assets of discontinued operations, as of December 31, 2003, 2002, 2001, 2000 and 1999, respectively. The assets of discontinued operations on December 2000 and 1999 included intangible assets totaling $119.2 million and $12.8 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Following the acquisition of NACT in 2001, the Company began selling products to the carrier market and focusing its strategic direction on developing and marketing next-generation communications products. The Company’s current business was built on acquisitions made by the Company by leveraging the economic downturn in the telecommunications area. In the second half of 2001, the Company acquired NACT and Telemate.Net; Telemate.Net products are sold to enterprise customers. Both of these companies sold products almost exclusively in domestic markets. In the first quarter of 2003, the Company acquired substantially all of the operating assets of Clarent Corporation, which provided the Company with patented VoIP technologies for both the carrier and enterprise markets (primarily serving international markets) and significantly increased the Company’s market share in the worldwide softswitch market. At the end of the third quarter, of 2003, the Company acquired MCK and added MCK’s integrated access routers and distributed telephony devices products to the Company’s enterprise segment. For the year ended December 31, 2003, 78% of the Company’s consolidated revenues came from these four acquisitions and 38% of the Company’s consolidated revenues came from the two acquisitions made by the Company in 2003.

      The Company’s strategy through 2003 was to add next-generation communications products to its suite of products through strategic acquisitions and to leverage these operations through cost reductions to enhance cash flow. With the acquisition of substantially all of the operating assets of Clarent Corporation, the Company enhanced its strategy to move its growth toward international markets. International revenue increased to 35% of the Company’s consolidated revenues for 2003 versus 8% of the Company’s consolidated revenues for 2002. As the acquisition of substantially all of the operating assets of Clarent Corporation was funded primarily by short-term seller financing, generating cash flow during 2003 was extremely important to the Company. As such, the Company leveraged its combined operations, reducing sales, general and administrative costs (as compared to costs prior to the acquisition), while preserving the research and development expenditures, which are vital to the Company’s long-term growth and viability.

      Through 2003, the Company’s focus has been on completing strategic acquisitions, integrating these acquisitions and enhancing cash flow through cost containment, especially in the sales and marketing area. In the fourth quarter of 2003, the Company believed that its revenues declined largely due to the limited sales and marketing expenditures. Going forward, the Company intends to significantly increase its expenditures for sales and marketing and focus on growing revenues organically. In the first quarter of 2004, the Company completed a private placement and raised approximately $16.3 million, net of expenses, to fund the expanded sales and marketing programs. The Company expects that these additional expenditures will significantly increase the operating loss in 2004 as compared to 2003, excluding the write-down of goodwill in 2003.

General

      The Company is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s continuing operations include two separate business segments, the Carrier Solutions Group, which includes the Company’s Clarent softswitching division and the Company’s subsidiary NACT, and the Enterprise Solutions Group, which includes the Company’s Clarent NetPerformer division, the Company’s subsidiaries Telemate.Net and MCK and the Company’s customer response center operations. The Carrier Solutions Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Enterprise Solutions Group offers hardware-based solutions (which include software) for companies seeking to build private, packet-based voice and data networks. Additionally, the Enterprise Solutions Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for IP network devices. These solutions are supported by the Company’s customer response center services, which include outsourced technical support and application installation and training services. The Company acquired MCK in September 2003, substantially all the business assets of Clarent in February 2003, NACT in July 2001 and Telemate.Net in November 2001. The Company’s discontinued operations include its legacy VAR business and HSG.

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including MCK, Telemate.Net, NACT and Clarent Canada Ltd.

      The Company believes that the foregoing events significantly affect the comparability of the Company’s results of operations from year to year. You should read the following discussion of the Company’s results of operations and financial condition in conjunction with the Company’s consolidated financial statements and related notes thereto included in Item 15 of this Annual Report.

Results of Operations

     Fiscal Year 2003 Compared with Fiscal Year 2002

      For the year ended December 31, 2003, the Company’s net loss totaled $18.3 million, or $0.18 per share, compared with a net loss of $2.7 million, or $0.03 per share, for the same period in 2002. The 2003 results included $1.3 million in amortization of intangibles, $780,000 in amortization of deferred compensation, $10.9 million in write-down of goodwill and $425,000 in reorganization costs. The 2002 results included $592,000 in amortization of intangibles, $1.2 million in amortization of deferred compensation, $324,000 in reorganization costs, a gain on early retirement of debt totaling $350,000 and a loss from discontinued operations of $331,000.

      Total revenue was $59.5 million in the year ended December 31, 2003, reflecting a 33% increase from 2002. Product revenue increased from $23.0 million to $36.4 million, $2.5 million net increase from the Carrier Group attributable to Clarent (softswitch) net of decline in NACT sales and $10.8 million increase from the Enterprise Group, primarily attributable to MCK and Clarent (NetPerformer) product sales. In 2003, the Company began redirecting its focus for NACT products sales away from its historic market, primarily emerging domestic carriers (which market was consolidating) towards carriers in the international market. At the same time, the Company reduced its sales and marketing expenditures for NACT in an across the board cost reduction initiative required to enable the Clarent acquisition. These events negatively impacted the revenue for NACT for 2003. Services revenue was $23.1 million in the year ended December 31, 2003, reflecting a 6% increase from the same period in 2002. Gross profit increased by $6.4 million in the year ended December 31, 2003, and was 55% of revenue in 2003, compared with 59% of revenue for 2002. The increase in gross profit dollars resulted primarily from the increase in revenues. The decrease in gross profit percentage is related to lower margins on Carrier Solutions Group due to reduced margins on NACT sales combined with the margins from the Company’s Clarent softswitching division, which has lower margins than the Company experienced in the past.

      Total operating expenses incurred in continuing operations for the year ended December 31, 2003, were $50.0 million, an increase of $21.3 million compared to the same period in 2002. The increase is primarily attributable to the following items: increases in general and administrative expenses of $3.2 million, sales and marketing expenses of $2.8 million, research and development expenses of $3.8 million, depreciation expense of $170,000, amortization of intangibles of $725,000, the write-down of goodwill of $10.9 million and reorganization costs of $101,000 offset by a decrease in amortization of deferred compensation of $393,000.

      The increase in general and administrative expenses resulted from the addition of personnel and related costs related to the acquisitions of MCK and substantially all the business assets of Clarent totaling approximately $2.4 million, an increase in general and administrative expenses at NACT of $494,000 related primarily to bad debts and an increase in corporate general and administrative expenses of approximately $398,000. The increase in corporate general and administrative expenses resulted primarily from increases in personnel related costs and insurance and travel costs related to the operations of the MCK and Clarent acquisitions during 2003.

      The increase in sales and marketing expenses resulted from the addition of personnel and related costs related to the acquisitions of MCK and substantially all the business assets of Clarent, totaling $4.9 million offset by overall decreased expenses related to on-going cost reduction initiatives of $2.1 million.

      The increase in research and development is primarily related to research and development activities at the Company’s MCK, Clarent softswitching division and Clarent NetPerformer division of $4.6 million, net of reductions in other product groups.

      The increase in depreciation expense is primarily related to the fixed assets recorded in connection with the acquisition of MCK and substantially all the business assets of Clarent of $2.0 million, as well as, the increases related to the purchase of furniture and equipment of approximately $1.5 million and $889,000 during 2003 and 2002, respectively, offset by decreases related to fully-depreciated assets. Capital expenditures are primarily depreciated on a straight-line basis over an estimated useful life of three years.

      The increase in intangible amortization is primarily related to the amortization of other intangible assets related to the acquisitions of MCK and substantially all the business assets of Clarent and the amortization of the customer relationship costs related to the 1998 acquisition of Encore Group as recorded in the fourth quarter of 2002 as a result of the earn-out component of that acquisition.

      The write-down of goodwill relates to the acquisition of MCK. In April 2003, the Company negotiated the original agreement to purchase MCK in which the MCK stockholders would be entitled to receive approximately 20.0 million shares of the Company’s Common Stock which was valued at $13.0 million, based on the volume weighted average closing price per share of the Company’s Common Stock as reported on the Nasdaq SmallCap Market for the 20 trading day period beginning March 19, 2003 and ending April 15, 2003. As part of the original agreement, the Company was to receive $7.5 million in cash. The terms of the agreement were amended on June 13, 2003. Under the amended terms, MCK stockholders were entitled to receive approximately 18.3 million shares of the Company’s Common Stock and the cash MCK was required to have at the closing of the merger was reduced from $7.5 million to approximately $6.4 million. Although the number of shares of the Company’s Common Stock to be issued in the merger was reduced by the amendment, the amendment changed the measurement date for valuing such shares. As a result of the increase in the price of the Company’s Common Stock, prior to June 13, 2003, the revised valuation for the shares of the Company’s Common Stock to be issued in the merger increased to $24.1 million. As a result of this increase in value, the goodwill recorded in the merger was impaired upon closing the merger. The Company completed an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Based upon this analysis, the Company recorded a write-off of approximately $10.9 million during the year ended December 31, 2003.

      In the first and third quarters of 2003, the Company announced reorganizations to accommodate the acquisition of the assets of Clarent and, as a part of its effort to consolidate functions and improve operational efficiencies, the Company eliminated 25 positions held by employees. As a result of these actions, the Company recorded reorganization costs of $425,000 during the year ended December 31, 2003. The reorganization costs consist of severance costs and non-cash stock compensation expense related primarily to the acceleration of vesting of options. Annualized savings are expected to be approximately $1.9 million.

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

      The $393,000 decrease in amortization of deferred compensation primarily related to the termination of certain options and full vesting of other options outstanding since the Company’s acquisitions of Telemate.Net in November 2001 and Cereus in September 2000. The deferred compensation represents the intrinsic value of the Telemate.Net and Cereus unvested options outstanding at the date of the acquisitions of Telemate.Net and Cereus and is amortized over the remaining vesting period of the options.

      As a percent of revenue, operating expenses from continuing operations were 84% during the year ended December 31, 2003, up from 64% for the same period in 2002.

      Other income was $338,000 during the year ended December 31, 2003, compared with $881,000 for the same period in 2002. Included in other income during the year ended December 31, 2003 was $323,000 of non-recurring transactions related to the sale of non-operating assets. Included in other income during the year ended December 31, 2002 was a gain of $350,000 on early retirement of debt and $254,000 of non-recurring transactions related to health insurance proceeds and sale of non-operating assets.

      In November 2002, the Company negotiated the early retirement of the remaining $1.75 million plus accrued interest due on the note made by the Company on April 25, 2002, in favor of WA Telcom Products Co., Inc., in connection with the acquisition of NACT. The Company paid $1.4 million plus accrued interest and recognized a gain on early retirement of debt of $350,000.

      Equity in income of BeTrue was $73,000 during the year ended December 31, 2003, compared to equity in loss of investment of $5,000 in 2002. This amount represents the Company’s portion of BeTrue’s income or losses since the Company’s acquisition of a 51% interest in BeTrue on October 1, 2002. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated.

      Net interest expense was $1.5 million during the year ended December 31, 2003, an increase of $367,000 compared to the same period in 2002. The increase was attributable to increased borrowings on the Company’s line of credit and notes payable for the acquisition of assets from Clarent, net of reductions related to the interest on the deferred payment due for the purchase of NACT and interest income on notes receivable from shareholders.

      The Company recorded an income tax benefit of $200,000 during the year ended December 31, 2002, due to the reversal of a previously accrued exposure item no longer deemed necessary.

     Business Unit Performance

	Carrier Solutions		Enterprise Solutions
	Group		Group		Consolidated

	For the Year Ended December 31,

	2003	2002	2003	2002	2003	2002

	(Dollars in thousands)
Revenue	$29,744	$26,319	$29,754	$18,479	$59,498	$44,798
Gross profit	16,042	16,378	16,732	9,971	32,774	26,349
Gross margin	54%	62%	56%	54%	55%	59%
General and administrative	5,238	3,901	2,135	1,154	7,373	5,055
Sales and marketing	4,243	3,573	4,366	2,190	8,609	5,763
Research and development	6,756	5,417	2,874	457	9,630	5,874

Contribution (loss) before unallocated items	$(195)	$3,487	$7,357	$6,170	7,162	9,657

Unallocated items
Corporate, sales, general and administrative expenses					8,000	7,168
Depreciation					2,900	2,730
Amortization of intangibles					1,317	592
Deferred compensation					780	1,173
Write-down of goodwill					10,930	—
Reorganization costs					425	324
Operating loss					(17,190)	(2,330)

Other income					338	881
Equity in income (loss) of investment					73	(5)
Interest expense, net					(1,508)	(1,141)
Income tax benefit					—	200

Loss from continuing operations					$(18,287)	$(2,395)

     Carrier Solutions Group

      Total revenue from the Company’s Carrier Solutions Group was $29.7 million in the year ended December 31, 2003, a 13% increase from the same period in 2002. The net increase in revenue is attributable to Clarent product sales offset by a decrease in NACT product sales. In 2003, the Company began redirecting its focus for NACT products sales away from its historic market, primarily emerging domestic carriers (which market was consolidating) towards carriers in the international market. At the same time, the Company reduced its sales and marketing expenditures for NACT in an across the board cost reduction initiative required to enable the Clarent acquisition.

      Gross profit decreased by $336,000 in the year ended December 31, 2003, and was 54% of revenue, a decrease from 62% of revenue in the same period in 2002. The decrease in gross profit dollars and gross margin reflects the reduced margin on NACT sales combined with the margins from the Company’s Clarent softswitching division, which has lower margins than the Company experienced in the past.

      Allocated operating expenses incurred in the Carrier Solutions Group for the year ended December 31, 2003, were $16.2 million, an increase of $3.3 million compared to the same period in 2002. The increase in general and administrative expenses reflects the Company’s acquisition of Clarent’s business assets in February 2003 and additional bad debt expense at NACT. The increase in sales and marketing expenses and research and development expenses reflect increases related to the Company’s acquisition of Clarent’s business assets in February 2003 offset by cost savings in the operations of NACT. As a percent of revenue, operating expenses for the Carrier Solutions Group were 55% during the year ended December 31, 2003 up from 49% during the same period in 2002.

     Enterprise Solutions Group

      Total revenue for the Company’s Enterprise Solutions Group was $29.8 million in the year ended December 31, 2003, a 61% increase from 2002. The increase in revenue is primarily related to the Company’s acquisitions: MCK in September 2003 and Clarent’s Netperformer division in February 2003.

      Gross profit increased by $6.8 million in the year ended December 31, 2003 and was 56% of revenue compared with 54% for 2002. The Company’s addition of MCK in September 2003 and Clarent’s Netperformer division in February 2003 were the primary cause of the increase in gross profit dollars and percentage.

      Allocated operating expenses incurred in Enterprise Solutions Group for the year ended December 31, 2003, were $9.4 million, an increase of $5.6 million compared to the same period in 2002. The increases in general and administrative expenses, sales and marketing expenses and research and development expenses relates to the addition of MCK in September 2003 and Clarent’s Netperformer division in February 2003. As a percent of revenue, allocated operating expenses for Enterprise Solutions Group were 32% during the year ended December 31, 2003, up from 21% during the same period in 2002. The increase is primarily attributable to the increase in research and development expenses as a percentage of revenue related to the operations of the Company’s MCK and Clarent Netperformer divisions.

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

      There were no results of discontinued operations for the year ended December 31, 2003. Summary operating results of the discontinued operations for the year ended December 31, 2002 (in thousands) were as follows:

Revenue	$223

Gross loss	$(331)

Operating loss	$(331)

Loss from discontinued operations	$(331)

     Fiscal Year 2002 Compared with Fiscal Year 2001

      For the year ended December 31, 2002, the Company’s net loss totaled $2.7 million, or $0.03 per share, compared with net loss of $147.6 million, or $2.71 per share, for the same period in 2001. The 2002 results include $592,000 in amortization of intangibles, $1.2 million in amortization of deferred compensation, $324,000 in reorganization costs, a loss from discontinued operations of $331,000 and a $350,000 gain on early retirement of debt. The 2001 results include $1.5 million in amortization of intangibles, $1.8 million in amortization of deferred compensation, a loss from discontinued operations of $136.1 million and a $1.6 million loss from debt conversion.

Continuing Operations

      For the year ended December 31, 2002, the Company’s net loss from continuing operations totaled $2.4 million, or $0.03 per share, compared with a net loss of $11.5 million, or $0.21 per share, for 2001. The 2002 results included $592,000 in amortization of intangibles, $1.2 million in amortization of deferred compensation, $324,000 in reorganization costs and a $350,000 gain on early retirement of debt. The 2001 results included $1.5 million in amortization of intangibles, $1.8 million in amortization of deferred compensation and a $1.6 million loss on debt conversion.

      Total revenue was $44.8 million in the year ended December 31, 2002, reflecting a 50% increase from 2001. NACT accounted for $10.5 million and Telemate.Net accounted for $4.9 million of the increase in revenue. Products revenue was $23.0 million in the year ended December 31, 2002, and was primarily related to the NACT products. Products revenue was $14.4 million for the year ended December 31, 2001. Services revenue was $21.8 million in the year ended December 31, 2002, reflecting a 40% increase from 2001. Gross profit increased by $11.3 million in the year ended December 31, 2002, to $26.3 million, and was 59% of revenue, compared with 50% of revenue for 2001. The increase in revenue, gross profit percentage and gross profit dollars resulted primarily from the Company’s acquisition of NACT in July 2001 and Telemate.Net in November 2001, both of which sell higher margin proprietary products and services.

      Total operating expenses incurred in continuing operations for the year ended December 31, 2002, were $28.7 million, an increase of $5.0 million compared to the same period in 2001. The increase is primarily attributable to the following items: increases in sales and marketing expenses of $3.5 million, research and development of $3.1 million, depreciation expense of $570,000 and reorganization costs of $324,000 offset by decreases in general and administrative expenses of $1.1 million, intangible amortization of $919,000 and amortization of deferred compensation of $593,000.

      The increase in sales and marketing expenses resulted from the addition of personnel and related costs related to the acquisitions of NACT in July 2001 of approximately $2.3 million and Telemate.Net in November 2001 of approximately $1.3 million.

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

      The decrease in general and administrative expenses resulted from on-going cost reduction initiatives resulting in reduced personnel, telecom and other general and administrative expenses in the corporate and customer response center operations of approximately $2.8 million offset by the addition of personnel and related costs related to acquisitions of NACT in July 2001 of approximately $1.6 million and Telemate.Net in November 2001 of approximately $114,000.

      The $919,000 decrease in intangible amortization is primarily related to the adoption of SFAS No. 142 which eliminated amortization of goodwill beginning January 1, 2002.

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

      Other income was $881,000 during the year ended December 31, 2002, compared with expense of $1.4 million for the same period in 2001. Included in other income during the year ended December 31, 2002 was a $350,000 gain on early retirement of debt and $254,000 of non-recurring transactions related to health insurance proceeds and sale of non-operating assets. The Company incurred a loss of $1.6 million in 2001 on debt conversion, as more fully described below.

      In November 2002, the Company negotiated the early retirement of the remaining $1.75 million plus accrued interest due on the note made by the Company on April 25, 2002, in favor of WA Telcom Products Co., Inc., in connection with the acquisition of NACT. The Company paid $1.4 million plus accrued interest and recognized a gain on early retirement of debt of $350,000.

      In January 2001, the Company modified the terms of the $7.0 million outstanding balance of its 5% convertible subordinated debentures as follows: the Company repurchased $4.5 million, converted $1.5 million into Common Stock at a price of $1.40 per share, fixed the conversion rate at $1.19 per share for the remaining $1.0 million and issued warrants to purchase 945,378 shares of Common Stock at an exercise price of $1.64 per share. The cost of this conversion and early retirement of debt totaled $1.6 million.

      Equity in loss of investment was $5,000 during the year ended December 31, 2002. This amount represents the Company’s portion of BeTrue’s losses since the Company’s acquisition of a 51% interest in BeTrue on October 1, 2002.

      Interest expense was $1.1 million during the year ended December 31, 2002, a decrease of $220,000 compared to the same period in 2001. The decrease was attributable to the reduction of interest on the Company’s 5% convertible subordinated debentures, which were paid or converted to Common Stock in 2001, and interest on the Company’s Series B Preferred Stock issued in connection with the Company’s acquisition of NACT offset by the amortization of the fair value of warrants issued to Silicon Valley Bank, the Company’s primary lender, in connection with the Company’s credit facility with Silicon Valley Bank.

      The Company recorded an income tax benefit of $200,000 during the year ended December 31, 2002, due to the reversal of a previously accrued exposure item no longer deemed necessary.

     Business Unit Performance

	Carrier Solutions		Enterprise Solutions
	Group		Group		Consolidated

	For the Year Ended December 31,

	2002	2001	2002	2001	2002	2001

	(Dollars in thousands)
Revenue	$26,319	$15,773	$18,479	$14,126	$44,798	$29,899
Gross profit	16,378	9,106	9,971	5,981	26,349	15,087
Gross margin	62%	58%	54%	42%	59%	50%
General and administrative	3,901	2,278	1,154	2,160	5,055	4,438
Sales and marketing	3,573	1,321	2,190	1,127	5,763	2,448
Research and development	5,417	1,938	457	817	5,874	2,755

Contribution before unallocated items	$3,487	$3,569	$6,170	$1,877	9,657	5,446

Unallocated items
Corporate, sales, general and administrative expenses					7,168	8,628
Depreciation					2,730	2,160
Amortization of intangibles					592	1,511
Deferred compensation					1,173	1,766
Reorganization costs					324	—

Operating loss					(2,330)	(8,619)
Other income					881	(1,437)
Equity in loss of investment					(5)	—
Interest expense, net					(1,141)	(1,361)
Income taxes					200	(100)

Loss from continuing operations					$(2,395)	$(11,517)

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

      Allocated operating expenses incurred in the Carrier Solutions Group for the year ended December 31, 2002, were $12.9 million, an increase of $7.4 million compared to the same period in 2001. The increases in general and administrative, sales and marketing and research and development expenses reflect the operations of NACT for a full year of activity in 2002 versus only five months of activity in 2001. Prior to the acquisition of NACT, there were no material operating expenses related to the Carrier Solutions Group segment. As a percent of revenue, operating expenses for the Carrier Solutions Group were 49% during the year ended December 31, 2002, up from 35% for 2001 due to increased research and development activities.

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

      Allocated operating expenses incurred in the Enterprise Solutions Group for the year ended December 31, 2002, were $3.8 million, a decrease of $303,000 compared to the same period in 2001. General and administrative expenses decreased by $1.0 million related to lower expenses related to MessageClick, the activities of which were substantially eliminated in the second quarter of 2001, of approximately $409,000 and lower expenses in the Company’s customer response center of approximately $711,000 offset by the increase related to a full year of expenses for Telemate.Net, which was acquired in November 2001. Sales and marketing expenses increased by $1.1 million primarily related to a full year of expenses for Telemate.Net, which was acquired in November 2001. The decrease in research and development expenses relates to the elimination of the research and development activity related to MessageClick’s ASP operations in 2001, of approximately $715,000 offset by the addition of the research and development activities of Telemate.Net, which was acquired in November 2001 of approximately $355,000. As a percent of revenue, allocated operating expenses for the Enterprise Solutions Group were 21% during the year ended December 31, 2002, down from 29% for 2001.

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

Critical Accounting Policies

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

      A summary of the Company’s critical accounting policies follows:

     Allowance for Doubtful Accounts

      The Company is required to estimate the collectibility of its trade receivables. Considerable judgment is required in assessing the ultimate realization of these receivables, including the creditworthiness of each customer. The evaluation is based on credit information and collection history concerning the customer up and through the determination date. The Company determines the allowance for doubtful accounts based on a specific review of outstanding customer balances and a general reserve based upon the aging of customer accounts and write-off history. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current telecommunications and general economic environments and updates to the customer credit information and collection activity.

     Inventory Obsolescence

      The Company is required to state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements and compares that with the current and committed inventory levels. The Company has recorded changes in net realizable values in recent periods due to impact of current and future technology trends and changes in strategic direction, such as discontinuances of product lines, as well as, changes in market conditions due to changes in demand requirements. Estimates of the future demand for the inventory are based on sales projections for different products, as well as estimates of inventory required to fulfill maintenance requirements for products previously sold. It is possible that changes in the net realizable value of inventory may continue to occur in the future due to the current market conditions.

     Restructuring Accruals

Discontinued Operations

      During 2001, the Company initiated certain restructuring plans. In conjunction with these restructuring plans, the Company established a restructuring reserve account for the estimated costs related to the plans. These costs primarily related to facilities closings, severance costs and MessageClick ASP service exiting costs. For the facilities closings cost, a reserve was established for all remaining lease payments due on buildings and equipment that were no longer being utilized in continuing operations, less assumptions for sub-leases. The accrual for one of the leases with total payments remaining of $2.4 million assumes that the building will be sub-leased for 44% of the total lease liability over the term of the lease. As of December 31, 2003, the Company had a remaining reserve balance of approximately $1.5 million, which is included in liabilities of discontinued operations. The Company currently believes that this remaining estimated balance is appropriate to cover future obligations associated with the restructurings, however, changes in these estimates could occur based on changes in the financial condition of the sublessees.

     Deferred Tax Asset Valuation Allowance

      The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessment. Realization of the Company’s deferred tax assets is principally dependant upon achievement of projected future taxable income. The Company’s estimates regarding future profitability may change due to market conditions, its ability to continue to successfully execute its strategic plan and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances. Due to the uncertainty of the Company’s ability to recognize the entire tax benefit, the Company established an offsetting provision for the tax assets.

     Litigation and Related Contingencies

      The Company is subject to proceedings, lawsuits and other claims related to labor, product and other matters. The Company assesses the likelihood of any adverse judgments or outcomes to these matters, as well as, potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made by the Company with assistance of its legal counsel after careful analysis of each individual issue based upon the then-current facts and circumstances and discussions with legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

     Goodwill, Intangible Assets and Long-Lived Assets

      Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Significant estimates are made with respect to the impairment testing. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

      In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment and purchased assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant estimates are made with respect to recoverability and fair value assessments.

Liquidity and Capital Resources

     Summary

      Liquidity is the measurement of the Company’s ability to have adequate cash or access to cash at all times in order to meet financial obligations when due, as well as to fund corporate expansion and other activities. Historically, the Company has met its liquidity requirements through a combination of cash provided by debt from third party lenders, issuances of debt and equity securities, purchases of the other businesses and the sale of discontinued businesses and acquisitions.

      At December 31, 2003, the Company had a positive working capital position (excess of current assets over current liabilities) of $12.7 million compared to a positive working capital position of $1.8 million at

December 31, 2002. The Company’s cash and cash equivalents totaled $7.7 million at December 31, 2003, and $1.3 million at December 31, 2002. Total long-term debt, net of discount, was $6.6 million at December 31, 2003 and $3.7 million at December 31, 2002. At December 31, 2003, the Company had no borrowings under its $10.0 million Amended Credit Agreement with Silicon Valley Bank; at December 31, 2002 there was $800,000 outstanding. The Company’s borrowing availability under the Amended Credit Agreement at December 31, 2003 was $7.8 million. (This amount does not include the effect of MCK on the Company’s borrowing ability because Silicon Valley Bank has not yet conducted an audit that would determine the amount of MCK receivables to be included in the borrowing base. In addition, the Company was not borrowing and did not need the additional borrowing availability. The Company estimates that including the MCK receivables would increase availability by approximately $1.5 million). The Company has an outstanding stand-by letter of credit in the amount of $200,000 at December 31, 2003 which would reduce borrowing capacity under the Amended Credit Agreement.

      On February 12, 2003, in connection with the Company’s acquisition of the assets of Clarent, the Company amended its existing original Credit Agreement with Silicon Valley Bank, and in connection therewith, the Company and Silicon Valley Bank entered into certain amendments to the existing credit facility and certain additional credit agreements. Such amendments and additional agreements increased the Company’s asset-based revolving credit line from $5.0 million to $10.0 million and include an EX-IM facility that provides for working capital based on the Company’s international accounts receivable and inventories related to export sales primarily associated with Clarent’s assets. The amendments and additional agreements also extended the term of the original Credit Agreement for 18 months (through August 13, 2004). The Company and Silicon Valley Bank further amended the credit facility in connection with the acquisition of MCK.

      On February 12, 2003, the Company acquired substantially all the business assets and assumed certain related liabilities of Clarent for $9.8 million in notes. At the closing of the acquisition, the Company issued three promissory notes to Clarent: a $5.0 million secured note due February 13, 2004, which bears interest at 10% per annum, which was paid off at December 31, 2003; a $1.8 million non-interest bearing unsecured note due February 13, 2004, discounted at 6.25% per annum, of which $1.5 million was paid through December 31, 2003 and the balance of $350,000 was paid in February 2004; and a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum, discounted at 7.5% per annum. The assets the Company purchased from Clarent secure the secured notes.

     Cash Flow

      Cash used in the Company’s continuing operations in the year ended December 31, 2003 totaled approximately $536,000 compared with cash used in continuing operations of $3.5 million for 2002. The Company’s use of cash in continuing operations during 2003 resulted primarily from cash used for changes in current operating assets and liabilities of approximately $1.1 million and was offset by cash provided from continuing operations of $556,000 (net loss from continuing operations of $18.3 million reduced by non-cash charges totaling $19.0 million, including depreciation and amortization of $5.6 million, provision for doubtful accounts of $2.5 million and a write-down of goodwill of $10.9 million). The Company’s use of cash in continuing operations during 2002 resulted primarily from cash used for changes in current operating assets and liabilities of approximately $7.7 million and was offset by cash provided from continuing operations of $4.2 million (net loss from continuing operations of $2.4 million reduced by non-cash charges totaling $6.6 million, including depreciation and amortization of $5.1 million and provision for doubtful accounts of $1.8 million offset by a gain on early retirement of debt of $350,000).

      Cash used in the Company’s discontinued operations in the year ended December 31, 2003, totaled $922,000 compared with cash used in discontinued operations of $1.1 million for 2002.

      The Company received cash from investing activities in the year ended December 31, 2003 of approximately $6.5 million, compared to cash used in investing activities of $1.8 million in the same period of 2002. In the year ended December 31, 2003, the Company received $9.3 million in cash, related to the acquisition of MCK, and used $906,000 in cash, net of cash acquired, related to the acquisition of the assets of

Clarent. The Company spent $1.5 million and $889,000 on capital expenditures in the year ended December 31, 2003 and 2002, respectively. In 2002, the Company paid $605,000 toward its investment in Shanghai BeTrue. The Company also invested $533,000 and $348,000 on purchased software development costs in the year ended December 31, 2003 and 2002, respectively. During 2003, restricted cash decreased by $88,000.

      Cash provided by financing activities totaled approximately $1.3 million in the year ended December 31, 2003, compared to $317,000 for 2002. The Company received $1.8 million in payments of notes receivable from shareholders, received proceeds from the issuance of the Company’s Common Stock related to the exercise of stock options of $2.0 million and proceeds from the issuance of the Company’s Common Stock related to the exercise of warrants of $4.8 million and paid $800,000 on the Company’s credit line and $6.5 million on the notes payable for the purchase of the assets of Clarent in 2003. Payments on the Note made by the Company in connection with the acquisition of NACT totaling $3.9 million were offset by net proceeds from a private placement of $3.0 million, borrowings on the Company’s credit line of $800,000, proceeds from the issuance of the Common Stock totaling $408,000 and payments on notes receivable from shareholders totaling $24,000 in 2002.

Contractual Obligations and Commercial Commitments

      The following summarizes the Company’s future contractual obligations at December 31, 2003 (in thousands):

	Payments Due By Period

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Line of credit	—	—	—	—	—
Additional payments for the acquisition of Encore Group	1,074	555	469	50	—
Notes payable	3,350	350	3,000
Convertible subordinated debentures	4,500	—	4,500	—	—
Accrued costs of MCK acquisition	7,372	4,324	2,609	439
Operating Leases:
Continuing operations	14,392	2,974	5,189	4,164	2,065
Discontinued operations	2,894	988	748	764	394

Total contractual cash obligations	$33,582	$9,191	$13,515	$8,417	$2,459

      Note, this table excludes interest expense and sublease rentals and assumes that leases are not renewed.

      The Company has an outstanding stand-by letter of credit in the amount of $200,000 at December 31, 2003. Silicon Valley Bank issued an additional stand-by letter of credit on behalf of the Company in the amount of $1.6 million in January 2004.

Sources of Cash

      For 2004, the Company expects that its primary sources of cash will be from issuances of equity or debt securities, cash on hand, borrowings under its Amended Credit Agreement with Silicon Valley Bank and other sources. In February 2004, the Company issued, in a private placement, 9.8 million shares of its Common Stock and warrants to purchase 2.5 million shares of its Common Stock for an aggregate purchase price of $17.7 million, or $1.80 per share. The Company received approximately $16.25 million, net of expenses. The Company expects that its current operations will not generate positive income from continuing operations before interest, taxes, depreciation, amortization of intangibles and amortization of deferred compensation (“EBITDA”) for next year as the Company is investing in additional sales and marketing and research and development costs. However, the Company believes that it will have sufficient liquidity from its cash on hand, the cash raised in the private placement and its unused credit facility to meet its current financial obligations during 2004.

      The Amended Credit Agreement with Silicon Valley Bank, however, is subject to certain financial covenants (including a minimum EBITDA covenant) and limitations on the Company’s ability to access funds under the Amended Credit Agreement. The Company was not in compliance with the EBITDA covenant as of December 31, 2003 and received a waiver. In February 2004, the Company and Silicon Valley Bank further amended the credit facility to replace the EBITDA covenant, with an adjusted minimum cash on hand requirement and a tangible net worth covenant. If the Company is in violation of the Amended Credit Agreement, or does not have sufficient eligible accounts receivable and inventory to support the level of borrowings it may need, then the Company may be unable to draw on the Amended Credit Agreement to the extent necessary. To the extent the Company does not have borrowing availability under the Amended Credit Agreement, the Company may be required to obtain additional sources of capital, sell assets, obtain an amendment to the Amended Credit Agreement or otherwise restructure its outstanding indebtedness. Additional borrowings other than pursuant to the Amended Credit Agreement must be approved by Silicon Valley Bank. If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the Amended Credit Agreement or otherwise restructure its outstanding indebtedness, then the Company may not be able to meet its obligations. The Amended Credit Agreement if not extended or replaced expires August 12, 2004.

      The Company’s short-term cash needs are for working capital, including cash operating losses, capital expenditures, remaining unpaid transaction costs related to the acquisition of MCK, severance and retention bonus payments related to the acquisition of MCK totaling approximately $3.0 million, payments on the unsecured note made by the Company in connection with the acquisition of Clarent’s assets, totaling approximately $350,000 plus interest due February 13, 2004 and payments related to discontinued operations. At December 31, 2003, accrued costs of MCK acquisition and other long-term liabilities include $1.7 million in lease payments related to lease obligations for excess space at the date of acquisition. The Company expects to pay out approximately $611,000 related to these obligations in the next twelve months. At December 31, 2003, liabilities of discontinued operations included $1.5 million in lease payments related to discontinued operations. The Company expects to pay out approximately $367,000 related to discontinued operations in the next twelve months.

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

Accounting Pronouncements Issued, Not Adopted

      In February 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). The provisions of SFAS No. 150 (see below for additional information) are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 31, 2003 and still existing at the beginning of the interim period of adoption.

      FASB Staff Position FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with

Characteristics of Both Liabilities and Equity” (“FSP FAS 150-3”), defers the effective date for certain mandatorily redeemable financial instruments issued by a non-SEC registrant and defers the effective date of SFAS No. 150 for certain mandatorily redeemable noncontrolling interests of all entities. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position or results of operations. Additionally, based on the nature of the Company’s current instruments and interests, the Company does not believe there will be a material effect on the Company’s financial position or results of operations resulting from the adoption of the remaining components of FSP FAS 150-3.

      In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. Companies are required to apply FIN No. 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation is applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company is evaluating the impact of applying FIN No. 46R and has not yet completed its analysis.

Risk Factors

     The price of the Common Stock has been volatile.

      The stock market in general, and the market for technology companies in particular, has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2002 to September 12, 2002, the per share closing price of the Common Stock on the Nasdaq National Market fluctuated from a high of $1.79 to a low of $0.26. From September 13, 2002 to February 29, 2004, the per share closing price of the Common Stock on the Nasdaq SmallCap Market fluctuated from a high of $5.07 to a low of $0.26. The Company believes that the volatility of the price of the Common Stock does not solely relate to the Company’s performance and is broadly consistent with volatility experienced in the Company’s industry. Fluctuations may result from, among other reasons, responses to operating results, announcements by competitors, regulatory changes, economic changes, market valuation of technology firms and general market conditions.

      In addition, in order to respond to competitive developments, the Company may from time to time make pricing, service or marketing decisions that could harm its business. Also, the Company’s operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In either case, the trading price of the Common Stock would likely decline.

      The trading price of the Common Stock could continue to be subject to wide fluctuations in response to these or other factors, many of which are beyond the Company’s control. If the market price of the Common Stock decreases, then shareholders may not be able to sell their shares of Common Stock at a profit.

     The Company may be unable to fund future growth.

      The Company’s business strategy calls for growth internally as well as through acquisitions. To this end, the Company has determined to invest substantial funds to increase its sales and marketing resources in order to grow revenues. This strategy to increase sales and marketing resources as well as other strategies for growth internally which the Company may implement now or in the future will require funding for additional personnel, capital expenditures and other expenses, as well as for working capital purposes. Financing may not be available to the Company on favorable terms or at all. If adequate funds are not available on acceptable terms, then the Company may not be able to meet its business objectives for expansion. This, in turn, could harm the Company’s business, results of operations and financial condition. In addition, if the Company raises additional funds through the issuance of equity or convertible debt securities, then the percentage ownership of the Company’s shareholders will be reduced, and any new securities could have rights, preferences and privileges senior to those of the Common Stock. Furthermore, if the Company raises capital or acquires businesses by incurring indebtedness, then the Company will become subject to the risks associated with indebtedness, including interest rate fluctuations and any financial or other covenants that the Company’s lender may require. Moreover, if the Company’s strategy to increase its sales and marketing resources in order to grow revenues does not produce the desired result, then the Company will have incurred significant expenses for which it may or may not have obtained adequate funding to cover.

     The Company has a history of losses and may not be profitable in the future.

      The Company has a history of net losses, including net losses of $18.3 million for the 2003 fiscal year, $2.7 million for the 2002 fiscal year and $147.6 million for the 2001 fiscal year. As of December 31, 2003, the Company had an accumulated deficit of $273.1 million. Further, developing the Company’s business strategy and expanding the Company’s services will require significant additional capital and other expenditures. Accordingly, if the Company is not able to increase its revenue, then it may never generate sufficient revenues to achieve or sustain profitability.

A decline in the price of the Common Stock could result in the delisting of the Common Stock from the Nasdaq SmallCap Market.

      The Common Stock is currently listed on the Nasdaq SmallCap Market. The Company must satisfy certain minimum listing maintenance requirements to maintain such quotation, including a series of financial tests relating to net tangible assets, public float, number of market makers and shareholders, market capitalization, and maintaining a minimum bid price of $1.00 per share for the Common Stock. In the past, the Company has had difficulty maintaining the minimum bid price for the Common Stock.

      Prior to September 13, 2002, the Common Stock was listed on the Nasdaq National Market. On June 6, 2002, Nasdaq notified the Company that the bid price of the Common Stock had closed at less than $1.00 per share over the previous 30 consecutive trading days, and, as a result, the Company did not comply with the minimum bid price continued listing requirement of the Nasdaq National Market. The Company was unable to regain compliance with the minimum bid price requirement of the Nasdaq National Market, and on September 13, 2002, the Company transferred the Common Stock to the Nasdaq SmallCap Market. In June 2003, the Company regained compliance with the $1.00 minimum bid price requirement of the Nasdaq SmallCap Market.

      If the bid price of the Common Stock were to remain below $1.00 per share for 30 consecutive trading days, or if the Company was unable to continue to meet the Nasdaq Small Cap Market’s other listing standards, then Nasdaq would notify the Company that the Common Stock could be delisted from the Nasdaq SmallCap Market. If the Common Stock is delisted from the Nasdaq SmallCap Market, then the Common Stock may trade on the Over-the-Counter-Bulletin Board, which is viewed by most investors as a less desirable and less liquid market place. Delisting from the Nasdaq SmallCap Market could make trading the Common Stock more difficult for the Company’s investors, leading to declines in share price. Delisting of the Common Stock would also make it more difficult and expensive for the Company to raise additional capital. Furthermore, delisting of the Common Stock is an event of default under the Company’s credit facility with Silicon Valley Bank, its outstanding convertible debentures and, through certain cross default provisions, the Loan and Security Agreement the Company entered into with Clarent Corporation in connection with the Company’s acquisition of substantially all of the business assets, and certain related liabilities, of Clarent Corporation on February 12, 2003.

The Company’s growth could be limited if it is unable to attract and retain qualified personnel.

      The Company announced plans in February 2004 to significantly and quickly increase sales and marketing personnel in order to grow revenue. The Company believes that its success depends largely on its ability to attract and retain highly skilled and qualified technical, managerial and marketing personnel. Competition for highly skilled engineering, sales, marketing and support personnel is intense because there is a limited number of people available with the necessary technical skills and an understanding of the markets which the Company serves. Workforce reductions by the Company during 2001, 2002 and 2003 may adversely affect the Company’s ability to retain its current employees and recruit new employees. The inability to hire or retain qualified personnel could hinder the Company’s ability to implement its business strategy and harm its business.

The Company is exposed to the general condition of the telecommunications market.

      The Company’s business is subject to global economic conditions, and in particular, market conditions in the telecommunications industry. The Company’s operations could be adversely affected if declines in capital spending from telecommunications service providers continue. If global economic conditions worsen, or if the prolonged slowdown in the telecommunications industry continues, then the Company may experience adverse operating results.

The Company’s need to invest in research and development could harm the Company’s operating results.

      The Company’s industry is characterized by the need for continued investment in research and development. If the Company fails to invest sufficiently in research and development, then the Company’s products could become less attractive to potential customers, which could have a material adverse effect on the Company’s results of operations and financial condition. As a result of the Company’s need to maintain or increase its spending levels in this area, the Company’s operating results could be materially harmed if the Company’s net sales fall below expectations. In addition, as a result of the need for research and development and technological innovation, the Company’s operating costs may increase in the future.

The market for converged communications solutions is still in its infancy and rapidly evolving. If this market does not develop and grow as expected, then it could have a material adverse effect on the Company’s business.

      While the Company believes there is a significant growth opportunity in providing converged communications solutions to its customers, there can be no assurances that this technology will be widely accepted or that a viable market for the Company’s products will fully develop or be sustainable. If this market does not develop, or develops more slowly than expected, then the Company may not be able to sell its products in significant volume, or at all. Due to the intense competition in this market and the recent introduction of this technology, there can be no assurance that the Company will succeed in this evolving marketplace.

Intellectual property infringement claims against the Company, even without merit, could require the Company to enter into costly licenses or deprive the Company of the technology it needs.

      The Company’s industry is technology intensive. As the number of competitors in the Company’s target markets increases and the functionality of the products produced by such competitors further overlaps, third parties may claim that the technology the Company develops or licenses infringes their proprietary rights. Any claims against the Company or any of its subsidiaries may affect the Company’s business, results of operations and financial conditions. Any infringement claims, even those without merit, could require the Company to pay damages or settlement amounts or could require the Company to develop non-infringing technology or enter into costly royalty or licensing agreements to avoid service implementation delays. Any litigation or potential litigation could result in product delays, increased costs or both. In addition, the cost of litigation and the resulting distraction of the Company’s management resources could have a material adverse effect on the Company’s results of operations and financial condition. If successful, a claim of product infringement could deprive the Company of the technology it needs altogether.

Failure to protect the Company’s intellectual property rights could have a material adverse effect on the Company’s business.

      The Company’s success depends in part upon the protection of the Company’s proprietary application software and hardware products. The Company has taken steps that it believes are adequate to establish, protect and enforce its intellectual property rights. The Company cannot assure you that these efforts will be adequate. Despite the Company’s efforts to protect the Company’s proprietary rights, unauthorized parties may attempt to copy or otherwise obtain rights to use the Company’s products or technology.

      The Company has pending several patent applications related to its VoIP products, system architecture for Internet telephone, interaction of VoIP calls and cellular networks, real time addition of devices to subscriber accounting, and system and method applications for electronic transaction settlement and dynamic changes error correction. There can be no assurance that these patents will be issued. Even if these patents are issued, the limited legal protection afforded by patent, trademark, trade secret and copyright laws may not be sufficient to protect the Company’s proprietary rights to the intellectual property covered by these patents.

      Furthermore, the laws of many foreign countries in which the Company does business do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Although the Company has implemented and will continue to implement protective measures in those countries, these efforts may also not be successful. Additionally, even if the Company’s domestic and international efforts are successful, the Company’s competitors may independently develop non-infringing technologies that are substantially similar or superior to the Company’s technologies.

If the Company’s products contain defects, then the Company’s sales are likely to suffer, and the Company may be exposed to legal claims.

      The Company’s business strategy calls for the development of new products and product enhancements which may from time to time contain defects or result in failures that the Company did not detect or anticipate when introducing such products or enhancements to the market. In addition, the markets in which the Company’s products are used are characterized by a wide variety of standard and non-standard configurations and by errors, failures and bugs in third-party platforms that can impede proper operation of the Company’s products. Despite product testing by the Company, defects may still be discovered in some new products or enhancements after the products or enhancements are delivered to customers. The occurrence of these defects could result in product returns, adverse publicity, loss of or delays in market acceptance of the Company’s products, delays or cessation of service to the Company’s customers or legal claims by customers against the Company.

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

      In the course of the Company’s business, the Company may sell or lease certain equipment to its customers, and in connection with such sale or lease, may agree to indemnify these customers from claims made against them by third parties for patent infringement related to such equipment. If the Company is required to make any payments in respect of these indemnification obligations, then it could have a material adverse effect on its business, results of operations and financial condition.

The new softswitch and VoIP routers which the Company intends to offer may not achieve acceptance in the marketplace.

      As a result of the Company’s acquisition of substantially all of the operating assets of Clarent Corporation in February 2003, the Company now offers products which it could not offer previously, including Class 5 softswitch products and Enterprise VoIP routers. The markets for these products are relatively new, unpredictable and evolving rapidly. Lack of acceptance in the marketplace for these new products could have a material adverse effect on the Company’s business, results of operations and financial condition.

Sales to customers based outside the United States have recently accounted for a significant portion of the Company’s revenues, which exposes the Company to risks inherent in international operations.

      International sales represented 35% of the Company’s revenues for the year ended December 31, 2003. Furthermore, the Company expects sales to international markets to increase as a percentage of revenues in the future. International sales are subject to a number of risks, including changes in foreign government regulations, laws, and communications standards; export license requirements; currency fluctuations, tariffs and taxes; other trade barriers; difficulty in collecting accounts receivable; longer accounts receivable collection cycles; difficulty in managing across disparate geographic areas; difficulties in hiring qualified local personnel; difficulties associated with enforcing agreements and collecting receivables through foreign legal systems; expenses associated with localizing products for foreign markets; and political and economic instability, including disruptions of cash flow and normal business operations that may result from terrorist attacks or armed conflict.

      If the relative value of the U.S. dollar in comparison to the currency of the Company’s foreign customers should increase, then the resulting effective price increase of the Company’s products to these foreign customers could result in decreased sales. In addition, to the extent that general economic downturns impact the Company’s customers, the ability of these customers to purchase the Company’s products could be adversely affected. Payment cycles for international customers are typically longer than those for customers in the United States. The foreign markets for the Company’s products may develop more slowly than currently anticipated. Also, the Company’s ability to expand the sale of certain of its products internationally is limited by the necessity of obtaining regulatory approval in new countries. The Company anticipates that its non-Canadian, foreign sales will generally be invoiced in U.S. dollars, and does not currently plan to engage in foreign currency hedging transactions. As the Company expands its international operations, however, it may allow payment in foreign currencies, and exposure to losses in foreign currency transactions may increase. The Company may choose to limit any currency exposure through the purchase of forward foreign exchange contracts or other hedging strategies. The Company’s future currency hedging strategies may not be successful.

The Company may become subject to certain patent infringement claims with respect to certain assets and technology the Company purchased from Clarent Corporation.

      In February 2003, the Company purchased from Clarent Corporation certain assets and technology, including a certain product, a component of which has been the subject of patent infringement claims made against Clarent Corporation. If such patent infringement claims are made against the Company in the future, even if such claims do not have merit, then the Company could be required to pay damages or settlement amounts or could be required to develop non-infringing technology or enter into costly royalty or licensing agreements. Any litigation could result in increased product costs, service delays or both. If successful, a claim of product infringement could deprive the Company of the assets and technology related to this product.

The Company’s dependence on contract manufacturers and suppliers could result in product delivery delays.

      The Company currently uses contract manufacturers to manufacture a significant portion of its products. The Company’s reliance on contract manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruptions in access to necessary manufacturing processes and reduced control over delivery schedules. If the Company’s manufacturers are unable or unwilling to continue manufacturing the Company’s products and components in required volumes, then the Company will have to identify one or more acceptable alternative manufacturers. Furthermore, the use of new manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to the Company’s specifications. Further, the introduction of new manufacturers may increase the variance in the quality of the Company’s products. In addition, the Company relies upon third-party suppliers of specialty components and intellectual property used in its products. It is possible that a component needed to complete the manufacture of the Company’s products may not be available at acceptable prices or on a timely basis, if at all. Inadequate supplies of components, or the loss of intellectual property rights, could affect the Company’s ability to deliver products to its customers. Any significant interruption in the supply of the Company’s products would result in the reduction of product sales to customers, which in turn could permanently harm the Company’s reputation in the industry.

The Company may be subject to litigation.

      The Company may be subject to claims involving how the Company conducts its business or the market for or issuance of the Common Stock or other securities. Any such claims against the Company may affect its business, results of operations and financial conditions. Such claims, including those without merit, could require the Company to pay damages or settlement amounts and would require a substantial amount of time and attention from the Company’s senior management as well as considerable legal expenses. Although the Company does not anticipate that its activities would warrant such claims, there can be no assurances that such claims will not be made.

The Company may be unable to successfully integrate its operations with the operations of MCK.

      The Company’s acquisition of MCK in September 2003 by means of a merger involves the integration of two companies that have previously operated independently. The challenges of combining the companies’ operations include integrating personnel with diverse business backgrounds, combining different corporate cultures and managing a geographically dispersed organization. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on the business, results of operations and financial condition of the combined company.

The Company derives a substantial amount of its revenues from channel distribution partners and such revenues may decline significantly if any major partner cancels or delays a purchase of its products.

      The Company uses an indirect sales model to derive a substantial portion of its revenue. Failure to generate revenue as expected from this channel could have a material adverse effect on the Company’s results of operations and financial condition.

      No channel partner or distributor is obligated to purchase additional products or services from the Company. Accordingly, present and future partners may terminate their purchasing arrangements with the Company or significantly reduce or delay their orders. Any termination, change, reduction or delay in orders could have a material adverse effect on the Company’s results of operations and financial condition. In addition, the Company currently has varying distribution, marketing and development arrangements with its partners. There is no assurance that the Company will continue to enjoy the support and cooperation that it has historically experienced from these parties or their associated distribution channels. Also, there is no certainty that these parties will continue to offer the Company’s products in their sales portfolio. It is possible that these vendors may seek to offer broader product lines and solutions that are competitive with the Company’s products. In addition, they may change their distribution models which could negatively impact revenues of the Company. Furthermore, the Company must correctly anticipate the price, performance and functionality requirements of these partners and must successfully develop products that meet end user requirements and make these products available on a timely basis and in sufficient quantities in order to sustain and grow its business.

The Company’s inability to develop and maintain relationships with key technology suppliers could harm its ability to sustain and grow its business.

      The success of the Company depends to a significant degree upon its continued relationships with leading technology suppliers. The standards for telephony equipment and data networks are evolving, and the Company’s products may not be compatible with new technology standards that may emerge. If the Company is unable to provide its customers with interoperable solutions, then they may make purchases from vendors who provide the requisite product interoperability. This could have a material adverse effect on the Company’s results of operations and financial condition.

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

Interest Rate Risks

      The Company’s notes payable and convertible subordinated debentures at December 31, 2003, carry interest rates which are fixed. The Company’s line of credit with Silicon Valley Bank carries interest rates which vary with the prime rate. Accordingly, if the Company has any indebtedness outstanding under its line of credit with Silicon Valley Bank, then any increases in Silicon Valley Bank’s prime rate will reduce the Company’s earnings. At December 31, 2003, the Company did not have any indebtedness outstanding under its line of credit with Silicon Valley Bank.

Foreign Currency Risks

      Products sold outside of the United States of America are transacted in U.S. dollars and, therefore, the Company is not exposed to foreign currency exchange risk. Transactions with Clarent Canada present foreign currency exchange risk. The principal transactions are personnel and related costs. The intercompany balance is denominated in U.S. dollars and changes in foreign currency rates would result in foreign currency gains and losses. Using the intercompany balance at December 31, 2003, a 10% strengthening of the U.S. dollar against the Canadian dollar would result in a foreign currency transaction loss of approximately $3,000. To date, foreign exchange gains and losses have not been significant.

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter(1)	Quarter	Total Year

	(In thousands, except per share amounts)
2003
Revenue	$12,997	$15,858	$15,315	$15,328	$59,498
Gross profit	7,572	9,534	8,956	6,712	32,774
Sales, general and administrative	5,212	6,128	5,299	7,343	23,982
Research and development	1,896	2,383	2,382	2,969	9,630
Operating income (loss) from continuing operations	(794)	73	(11,209)	(5,260)	(17,190)
Loss from continuing operations	(1,125)	(391)	(11,606)	(5,165)	(18,287)
Net loss	$(1,125)	$(391)	$(11,606)	$(5,165)	$(18,287)

Net loss per common share — basic and diluted:(2)
Loss from continuing operations	$(0.01)	$—	$(0.12)	$(0.04)	$(0.18)
Loss from discontinued operations			—	—	—

Net loss per common share	$(0.01)	$—	$(0.12)	$(0.04)	$(0.18)

2002
Revenue	11,994	11,671	10,412	10,721	44,798
Gross profit	7,045	6,878	5,852	6,574	26,349
Sales, general and administrative	4,877	4,862	3,947	4,300	17,986
Research and development	1,675	1,464	1,455	1,280	5,874
Operating income (loss) from continuing operations	(735)	(635)	(719)	(241)	(2,330)
Income (loss) from continuing operations	(859)	(599)	(1,019)	82	(2,395)
Net loss	$(1,190)	$(599)	$(1,019)	$82	$(2,726)

Net loss per common share — basic and diluted:
Loss from continuing operations	$(0.01)	$(0.01)	$(0.01)	$—	$(0.03)
Loss from discontinued operations	(0.01)		—	—	—
Net loss per common share	$(0.02)	$(0.01)	$(0.01)	$—	$(0.03)

(1)	Third quarter 2003 net loss includes a write-down of goodwill totaling $10.9 million

(2)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), as of the end of the period covered by this Annual Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic filings under the Exchange Act.

PART III

Item 10.	Directors and Executive officers of the Registrant

Board of Directors

      Set forth below is certain information, as of March 8, 2004, concerning each of the directors of the Company. Each of the individuals listed below shall serve as a director of the Company until the next annual meeting of the Company’s shareholders and until their successors have been elected and qualified, or until their resignation, death or removal.

Name	Age	Position

Paul R. Garcia	51	Director
Gary H. Heck	59	Director, President and Chief Operating Officer
Amy L. Newmark	46	Director
Steven A. Odom	50	Director, Chairman of the Board and Chief Executive Officer
Stephen E. Raville	56	Director
Juliet M. Reising	53	Director, Executive Vice President, Chief Financial Officer and Secretary
Joseph R. Wright, Jr.	65	Director

      Certain additional information concerning the individuals named above is set forth below:

      Paul R. Garcia, age 51, has served as a director of the Company since April 2003. Mr. Garcia also currently serves as a member of the Company’s audit committee (the “Audit Committee”). Mr. Garcia has served as a director, President and Chief Executive Officer of Global Payments Inc. since February 2001. Mr. Garcia also currently serves as Chairman of the Board of Global Payments Inc. From June 1999 to January 2001, he served as Chief Executive Officer of NDC eCommerce. From March 1997 to September 1998, he served as President and Chief Executive Officer of Productivity Point International. From 1995 to 1997, he served as Group President of First Data Card Services.

      Amy L. Newmark, age 46, has served as a director of the Company since September 2000. Ms. Newmark also currently serves as a member of the Compensation Committee. From January 2000 to September 2000, Ms. Newmark served as a director of Cereus. Ms. Newmark is a private investor in the technology, Internet and telecommunications fields. From 1995 to 1997, she served as Executive Vice President of Strategic Planning at Winstar Communications, Inc. Prior to 1995, Ms. Newmark served as the general partner of Information Age Partners, L.P., a hedge fund investing primarily in technology and emerging growth companies. Before that, Ms. Newmark was a securities analyst specializing in telecommunications and technology companies. Ms. Newmark is also a director of U.S. Wireless Data, Inc.

      Stephen E. Raville, age 56, has served as a director of the Company since October 1997. Mr. Raville also currently serves as the Chairman of the Audit Committee. Since 1996, Mr. Raville has served as Chief Executive Officer and Chairman of the Board of Telscape Communications, Inc. Mr. Raville is also President and controlling shareholder of First Southeastern Corporation., a private investment company he formed in 1992. In 1983, Mr. Raville founded TA Communications, a long-distance telephone company, and served as its President, Chief Executive Officer and Chairman of the Board. In 1985, in conjunction with a merger between TA Communications and Advanced Telecommunications Corporation, Mr. Raville became Chairman and Chief Executive Officer of Advanced Telecommunications until the merger of Advanced Telecom-

munications into MCI WorldCom, Inc. in late 1992. Mr. Raville also currently serves as a director of the Cleveland Group, Inc.

      Joseph R. Wright, Jr., age 65, has served as a director of the Company since September 2000. Mr. Wright also currently serves as a member of the Audit Committee. From January 2000 to September 2000, Mr. Wright served as a director of Cereus. Mr. Wright is presently President and Chief Executive Officer of PanAmSat Corp., a provider of global satellite-based communications services, servicing news organizations, telecommunications companies, DirectTV services, Internet networks and others around the globe. In the six years prior to taking these positions in 2001, Mr. Wright served as Vice Chairman of Terremark Worldwide, Inc., a public company that develops and operates Network Access Point centers in the United States and Brazil. Mr. Wright also served as Chairman of the Board and a director of GRC International, Inc., a public company that provides advanced Internet and software technologies to government and commercial customers (“GRC”). In March 2000, GRC was acquired by AT&T Corp. From 1989 through 1994, Mr. Wright also served as a Co-Chairman and a director of Baker & Taylor Holdings, Inc., an international book/video/software distribution and e-commerce company. Mr. Wright also served as Vice Chairman, Executive Vice President and director of W.R. Grace & Company, a specialty chemicals and healthcare company, Chairman of Grace Energy Company, and President of Grace Environmental Company. He served as Deputy Director, then Director, of the Federal Office of Management and Budget under President Reagan, serving in the Cabinet and the Executive Office of the President from 1982 to 1989. He also served as Deputy Secretary of the Department of Commerce from 1981 to 1982. Mr. Wright previously held positions as President of two of Citibank’s subsidiaries, as a partner of Booze Allen and Hamilton and in various management and economic positions in the Federal Departments of Commerce and Agriculture. In addition, Mr. Wright currently serves on the Board of Directors of Terremark Worldwide, Inc., Titan Corporation, Jefferson Consulting Group, AT&T Government Markets, Proxim Corp. and Barington Capital.

      The biographical information for Messrs. Heck and Odom and Ms. Reising is set forth in Item 4.5 of Part I of this Annual Report.

      As a condition to completing the Company’s acquisition of Telemate.Net, the Board was required to appoint, as of the effective time of such acquisition, two additional directors to serve on the Board who were selected by Telemate.Net and reasonably acceptable to the Board. In satisfaction of such condition, the Board appointed Murali Anantharaman and Richard L. Mauro as directors of the Company effective November 16, 2001, the date the acquisition of Telemate.Net was consummated. Pursuant to the terms of the Telemate.Net acquisition, until the 2004 annual meeting of the Company’s shareholders, any vacancy on the Board arising from the resignation, removal or death of Messrs. Anantharaman or Mauro is to be filled, and any nominee selected to fill a director position occupied by Messrs. Anantharaman or Mauro is to be nominated, by the remaining Telemate.Net representative on the Board and approved by the Board. Messrs. Mauro and Anantharaman resigned as directors of the Company effective February 19, 2002, and March 27, 2003, respectively. After the resignation of Mr. Mauro, Mr. Anantharaman did not nominate any individual to fill the vacancy on the Board created by such resignation. Additionally, effective February 23, 2004, Mr. Logsdon resigned from the Board. The Board has not nominated any individual to fill the vacancy created by Mr. Logsdon’s resignation.

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

Audit Committee and Audit Committee Financial Expert

      The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Messrs. Garcia, Raville and Wright.

      The Board has determined that the Audit Committee’s chairperson, Mr. Raville, is an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K. Mr. Raville meets the independence requirements of Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

      Pursuant to the regulations of the SEC, a person who is determined to be an audit committee financial expert will not be deemed an expert for any purpose, including, without limitation, for purposes of Section 11 of the Securities Act, as a result of being designated or identified as an audit committee financial expert pursuant to Item 401 of Regulation S-K. Furthermore, the designation or identification of a person as an audit committee financial expert pursuant to Item 401 of Regulation S-K does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the Audit Committee or the Board in the absence of such designation or identification. Moreover, the designation or identification of a person as an audit committee financial expert pursuant to Item 401 of Regulation S-K does not affect the duties, obligations or liability of any other member of the Audit Committee or Board.

Code of Ethics

      The Board has adopted a Code of Ethics and Conduct that applies to all of the Company’s employees, including the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Corporate Controller. The Company shall provide to any person without charge, upon request, a copy of the Company’s Code of Ethics and Conduct. Such requests should be directed to the Secretary of Verso Technologies, Inc. at 400 Galleria Parkway, Suite 300, Atlanta, Georgia 30339.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and all persons (“Reporting Persons”) who beneficially own more than 10% of the outstanding shares of Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Reporting Persons are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely upon a review of the copies of such forms furnished to the Company for the year ended December 31, 2003, and the information provided to the Company by Reporting Persons of the Company, no Reporting Person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis.

Item 11.     Executive Compensation

Director Compensation

      The Company reimburses directors for out-of-pocket expenses incurred in attending Board or committee meetings. In addition, non-employee directors are eligible to receive grants of stock options under the Company’s 1999 Stock Incentive Plan.

Executive Compensation

      The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by each person who served as the Chief Executive Officer of the Company during the year ended December 31, 2003, as well as for other executive officers of the Company and its subsidiaries whose salary and bonus exceeded $100,000 during the year ended December 31, 2003 (the “Named Executive Officers”).

Summary Compensation Table

					Long-Term Compensation

		Annual Compensation			Securities
					Underlying	All Other
Name and Principal Position	Year	Salary($)	Bonus($)		Options(#)(1)	Compensation($)

Steven A. Odom	2003	435,000	—		500,000 (2)	—
Chief Executive Officer	2002	443,180	—		—	—
	2001	431,250	168,750	(2)	—	—
James M. Logsdon	2003	261,000	—		304,621 (3)
President and Chief	2002	266,180	—		—	—
Operating Officer	2001	270,000	63,750	(3)	—	—
Juliet M. Reising	2003	261,000	—		238,728 (4)
Executive Vice President and	2002	258,680	—		437,500	—
Chief Financial Officer	2001	225,000	112,500		—	—

(1)	The exercise prices of all options granted to the Named Executive Officers are equal to or greater than the fair market value of the Common Stock on the dates such options were granted.

(2)	The amount of 2001 bonus earned by Mr. Odom was previously reported by the Company as $225,000. Of such amount, only $168,750 was paid to Mr. Odom in cash and the remainder was paid to Mr. Odom in the form of a stock option to purchase 248,773 shares of Common Stock at an exercise price of $0.46 per share granted to Mr. Odom on January 3, 2003 and exercisable in its entirety on the date thereof. On February 12, 2003, the Company also granted to Mr. Odom an option to purchase 251,227 shares of Common Stock at an exercise price of $0.42 per share, exercisable in its entirety on the date of grant.

(3)	The amount of 2001 bonus earned by Mr. Logsdon was previously reported by the Company as $85,000. Of such amount, only $63,750 was paid to Mr. Logsdon in cash and the remainder was paid to Mr. Logsdon in the form of a stock option to purchase 104,621 shares of Common Stock at an exercise price of $0.46 per share granted to Mr. Logsdon on January 3, 2003 and exercisable in its entirety on the date thereof. The Company also granted to Mr. Logsdon an option to purchase 200,000 shares of Common Stock at an exercise price of $0.42 per share, exercisable with respect to fifty percent (50%) of the underlying shares on the date of grant and all of the underlying shares as of February 12, 2004. Mr. Logsdon ceased serving as the President, Chief Operation Officer and a director of the Company effective February 23, 2004.

(4)	On January 3, 2003, the Company granted to Ms. Reising a stock option to purchase 38,728 shares of Common Stock at an exercise price of $0.46 per share, exercisable in its entirety on the date of grant. The Company granted this option to Ms. Reising in lieu of payments of cash salary and bonus earned by Ms. Reising in the years ended 2002 and 2001, respectively. On February 12, 2003, the Company also granted to Ms. Reising a stock option to purchase 200,000 shares of Common Stock at an exercise price of $0.42 per share, exercisable in its entirety on the date of grant.

Option Grants in Last Fiscal Year

      The following table sets forth information with respect to options granted under the Company’s 1999 Stock Incentive Plan to the Named Executive Officers for the year ended December 31, 2003.

	Individual Grants

					Potential Realizable
		Percent of			Value at Assumed
	Number of	Total			Annual Rates of Stock
	Securities	Options			Price Appreciation for
	Underlying	Granted to			Option Term(1)
	Options	Employees	Exercise Price	Expiration
Name	Granted	in 2003	(per share)	Date	5%	10%

Steven A. Odom	248,773	5%	$0.46	01/03/08	$32,341	$69,656
	251,227	5	0.42	02/11/13	65,319	168,322
James M. Logsdon	104,621	2	0.46	01/03/08	13,601	29,294
	200,000	4	0.42	02/11/13	52,000	134,000
Juliet M. Reising	38,728	1	0.46	01/03/08	5,035	10,844
	200,000	4	0.42	02/11/13	52,000	134,000

(1)	Amounts represent certain assumed rates of appreciation as set forth by the rules of the SEC. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall market conditions. The amounts reflected in this table may not necessarily be achieved.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

      The following table sets forth information concerning the value at December 31, 2003, of the unexercised options held by each of the Named Executive Officers. The value of unexercised options reflects the increase in market value of the Common Stock from the date of grant through December 31, 2003. No Named Executive Officer exercised any options during the year ended December 31, 2003.

	Number of Securities		Value of Unexercised In-The-
	Underlying Unexercised		Money Options at Fiscal Year-
	Options at Fiscal Year-End		End(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Steven A. Odom(2)	2,820,821	750,000	$2,590,049	$420,000
James M. Logsdon(3)	1,139,724	318,750	1,216,199	436,000
Juliet M. Reising(4)	1,194,456	153,125	1,448,842	105,000

(1)	Value of the Company’s unexercised, in-the-money options based on the average of the high and low price of a share of the Common Stock as of December 31, 2003, which was $3.10.

(2)	Includes options and warrants originally issued by Cereus prior to September 29, 2000, which were converted into options or warrants to acquire an aggregate of 2,345,821 shares of Common Stock, of which options or warrants to acquire an aggregate of 1,777,071 shares of Common Stock were exercisable at December 31, 2003, and options or warrants to acquire an aggregate of 568,750 shares of Common Stock were unexercisable at December 31, 2003.

(3)	Includes options and warrants originally issued by Cereus prior to September 29, 2000, which were converted into options or warrants to acquire an aggregate of 1,058,853 shares of Common Stock, of which options or warrants to acquire an aggregate of 840,103 shares of Common Stock were exercisable at December 31, 2003, and options or warrants to acquire an aggregate of 218,750 shares of Common Stock were unexercisable at December 31, 2003.

(4)	Includes options and warrants originally issued by Cereus prior to September 29, 2000, which were converted into options or warrants to acquire an aggregate of 621,353 shares of Common Stock, of which options or warrants to acquire an aggregate of 468,228 shares of Common Stock were exercisable at

December 31, 2003, and options or warrants to acquire an aggregate of 153,125 shares of Common Stock were unexercisable at December 31, 2003.

Employment Agreements

      On September 29, 2000, the Company entered into an Executive Employment Agreement with Mr. Odom, pursuant to which Mr. Odom has agreed to serve as the Chief Executive Officer of the Company for a term of three years. The agreement provides for: (i) a term which will be automatically renewed for an additional one-year term unless either party gives notice to the other of its intention not to so renew at least 90 days prior to the termination of the then-current term; (ii) the payment of a specified base salary and an annual bonus in the discretion of the Board; (iii) a prohibition against Mr. Odom’s disclosure of confidential information for a period of two years following termination; and (iv) continuation of Mr. Odom’s salary and the benefits for the 24 months following his termination by the Company without cause or by him for “good reason.” Effective January 16, 2001, Mr. Odom’s base salary under the agreement was increased to $450,000. Effective November 1, 2002, Mr. Odom’s base salary under the agreement was reduced to $405,000 until May 1, 2003, when his base salary under the agreement returned to $450,000.

      On September 29, 2000, the Company entered into an Executive Employment Agreement with Mr. Logsdon, pursuant to which Mr. Logsdon agreed to serve as the President and Chief Operating Officer of the Company for a term of three years for a base salary at an annual rate per year of $175,000 through and including February 1, 2001, and at an annual rate per year of $225,000 thereafter. The agreement provides for: (i) a term which will be automatically renewed for an additional one-year term unless either party gives notice to the other of its intention not to so renew at least 90 days prior to the termination of the then-current term; (ii) the payment of a specified base salary and an annual bonus in the discretion of the Board; (iii) a prohibition against Mr. Logsdon’s disclosure of confidential information for a period of two years following termination; and (iv) continuation of Mr. Logsdon’s salary and the benefits for 24 months following his termination by the Company without cause or by him for “good reason.” Effective January 1, 2001, Mr. Logsdon’s base salary under the agreement was increased to $270,000. Effective November 1, 2002, Mr. Logsdon’s base salary under the agreement was reduced to $243,000 until May 1, 2003, when his base salary under the agreement returned to $270,000. Effective as of February 23, 2004, Mr. Logsdon ceased serving as President, Chief Operating Officer and a director of the Company. Consequently, Mr. Logsdon is entitled to receive certain payments and benefits in accordance with section 10.1(ii) of his Executive Employment Agreement with the Company.

      On September 29, 2000, the Company entered into an Executive Employment Agreement with Ms. Reising, pursuant to which Ms. Reising has agreed to serve as the Executive Vice President and Chief Financial Officer of the Company for a term of three years for a base salary at an annual rate per year of $175,000 through and including March 23, 2001, and at an annual rate per year of $200,000 thereafter. The agreement provides for: (i) a term which will be automatically renewed for an additional one-year term unless either party gives notice to the other of its intention not to so renew at least 90 days prior to the termination of the then-current term; (ii) the payment of a specified base salary and an annual bonus in the discretion of the Board; (iii) a prohibition against Ms. Reising’s disclosure of confidential information for a period of two years following termination; and (iv) continuation of Ms. Reising’s salary and the benefits for the 24 months following her termination by the Company without cause or by her for “good reason.” Effective January 1, 2001, and March 1, 2002, Ms. Reising’s base salary under the agreement was increased to $225,000 and $270,000, respectively. Effective November 1, 2002, Ms. Reising’s base salary under the agreement was reduced to $243,000 until May 1, 2003, when her base salary under the agreement returned to $270,000.

Compensation Committee Interlocks And Insider Participation

      From January 1, 2003 through December 31, 2003, the Compensation Committee of the Board was comprised of non-employee directors Ms. Newmark and Mr. Heck. There were no Compensation Committee Interlocks.

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

      Mr. Heck ceased serving on the Compensation Committee effective February 23, 2004, when he became the President and Chief Operating Officer of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation

Equity Compensation Plan Information

      The following table sets forth information regarding equity compensation plans under which the Common Stock is authorized for issuance as of December 31, 2003.

			Weighted Average		Number of Securities
	Number of Securities to be		Exercise Price of		Remaining Available
	Issued Upon Exercise of		Outstanding		for Future Issuance
	Outstanding Options,		Options, Warrants		Under Equity
Plan Category	Warrants and Rights		and Rights		Compensation Plans

Equity compensation plans approved by security holders:(1)	10,727,970		$1.81		1,958,752
Equity compensation plans not approved by security holders:	442,172	(2)(3)	$4.27	(2)(3)	0

Total	11,170,142		$1.91		1,958,752

(1)	Represents options granted pursuant to the Company’s 1999 Stock Incentive Plan.

(2)	Does not include (i) options to purchase 757,265 shares of Common Stock with a weighted average exercise price of $1.56 per share, which were originally granted as options to purchase shares of Telemate.Net’s common stock pursuant to the Telemate Stock Incentive Plan and the Telemate.Net Software, Inc. 1999 Stock Incentive Plan and which were assumed by the Company in connection with the Company’s acquisition of Telemate.Net; and (ii) options and warrants to purchase 5,080,244 shares of Common Stock with a weighted average exercise price of $2.52 per share, which were originally granted as options and warrants to purchase shares of Cereus’ common stock pursuant to the Cereus’ Outside Director Warrant Plan, Directors’ Warrant Plan and 1997 Stock Option Plan and which were assumed by the Company in connection with the Company’s acquisition of Cereus. The Company has not made, and will not make, any grants under the stock option or warrant plans of Telemate.Net or Cereus.

(3)	Includes options and warrants to purchase Common Stock granted under plans not approved by the Company’s shareholders. The material features of such plans are set forth below.

(a) On January 30, 2001, the Company issued a warrant to purchase 83,334 shares of Common Stock to PNC Bank, National Association, a former lender to the Company (“PNC”), in consideration of PNC consenting to certain transactions engaged in by the Company. The warrant is exercisable until January 30, 2006, at an exercise price of $1.50 per share. The number of shares of Common Stock underlying the warrant and the exercise price thereof are subject to adjustment as set forth in the warrant.

(b) On September 1, 2000, the Company issued a warrant to purchase 12,532 shares of Common Stock to PNC in consideration of PNC consenting to certain transactions engaged in by the Company. The warrant is exercisable until September 1, 2005, at an exercise price of $0.01 per share. The number of shares of Common Stock underlying the warrant and the exercise price thereof are subject to adjustment as set forth in the warrant.

(c) On October 16, 2001, the Company issued a warrant to purchase 25,000 shares of Common Stock to PNC in consideration of PNC consenting to certain transactions engaged in by the Company. The warrant is exercisable until October 16, 2006, at an exercise price of $0.01 per share. The number of shares of Common Stock underlying the warrant and the exercise price thereof are subject to adjustment as set forth in the warrant.

(d) On February 8, 2000, the Company issued warrants to purchase an aggregate of 37,364 shares of Common Stock to Burnham Securities, Inc. and three of its affiliates as compensation for services rendered by Burnham Securities, Inc. in connection with a private placement of securities conducted by the Company in February 2000. The warrants are exercisable until February 8, 2005, with an exercise price of $3.09 with respect to 5,336 shares underlying such warrants and $5.62 with respect to the remaining 32,028 shares underlying such warrants. The number of shares of Common Stock underlying the warrants and the exercise prices thereof are subject to adjustment as set forth in the warrants.

(e) On February 18, 2000, the Company issued a warrant to purchase 8,942 shares of Common Stock to a broker dealer as compensation for services rendered by such broker dealer in connection with a private placement of securities conducted by the Company in August 2000. The warrant is exercisable until August 2005, with an exercise price of $1.82 per share.

(f) On October 31, 1996, the Company issued warrants to purchase an aggregate of 150,000 shares of Common Stock to three individuals as compensation for consulting services rendered by such individuals to the Company. The warrants are exercisable until October 30, 2006, at an exercise price of $6.00 per share.

(g) On January 21, 1997, the Company issued a warrant to purchase 25,000 shares of Common Stock to one individual as compensation for consulting services rendered by such individual to the Company. The warrant expired on January 20, 2004.

(h) On September 19, 1997, the Company issued warrants to purchase an aggregate of 100,000 shares of Common Stock to two individuals as compensation for consulting services rendered by such individuals to the Company. The warrants are exercisable until October 30, 2006, at an exercise price of $5.25 per share.

Beneficial Ownership

      The following table sets forth information regarding the beneficial ownership of Common Stock as of March 8, 2004, by (i) each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director; (iii) each Named Executive Officer; and (iv) all executive officers and directors of the Company as a group. All beneficial ownership information reported below is based upon publicly available information and certain additional information known to the Company.

	Common Stock
	Beneficially Owned(1)

	Number of
	Shares of	Percentage
Name of Beneficial Owner	Common Stock	of Class(2)

Steven A. Odom‡ †(3)	3,155,921	2.3%
Juliet M. Reising‡ †(4)	1,337,538	1.0
James M. Logsdon(5)	1,325,888	1.0
Gary H. Heck‡ †(6)	626,875	*
Amy L. Newmark†(7)	615,000	*
Joseph R. Wright, Jr.†(8)	562,465	*
Paul R. Garcia†(9)	372,000	*
Stephen E. Raville†(10)	352,500	*
All executive officers and directors as a group (7 persons)(11)	8,348,187	6.0

†	Director of the Company

‡	Officer of the Company

*	Less than 1% of the issued and outstanding shares of the Common Stock.

(1)	Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of March 8, 2004, are treated as outstanding only when determining the amount and percentage owned by such individual or group.

(2)	In accordance with regulations of the SEC, the percentage calculations are based on 132,726,585 shares of Common Stock issued and outstanding as of March 8, 2004, plus shares of Common Stock which may be acquired within 60 days of March 8, 2004, by each individual or group listed.

(3)	Includes (i) 1,300 shares of Common Stock held by Mr. Odom’s wife as to which Mr. Odom may be deemed to share voting and investment power; (ii) 14,600 shares of Common Stock held by Mr. Odom’s son as to which Mr. Odom may be deemed to share voting and investment power; and (iii) 2,820,821 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of March 8, 2004.

(4)	Includes (i) 143,082 shares of Common Stock held in an account owned by Ms. Reising’s husband as to which Ms. Reising may be deemed to share voting and investment power; and (ii) 1,194,456 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of March 8, 2004.

(5)	Includes 1,283,474 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of March 8, 2004.

(6)	Includes 600,000 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of March 8, 2004.

(7)	Includes 475,000 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of March 8, 2004.

(8)	Includes (i) 17,500 shares of Common Stock held by Cadet, LLC, of which Mr. Wright serves as manager and in which he holds an equity interest and over which Mr. Wright may be deemed to have sole investment and voting power; and (ii) 458,853 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of March 8, 2004.

(9)	Represents 262,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 8, 2004.

(10)	Includes (i) 247,500 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 8, 2004; and (ii) 50,000 shares of Common Stock owned by the Raville 1994 Family Limited Partnership over which Mr. Raville does not have investment or voting power and over which Mr. Raville disclaims beneficial ownership.

(11)	Includes 7,342,104 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of March 8, 2004.

Item 13.	Certain Relationships and Related Transactions

      Descriptions of the Executive Employment Agreements between the Company and each of Messrs. Odom and Logsdon and Ms. Reising are set forth in the section of this Annual Report titled “Item 11 — Executive Compensation — Employment Agreements.”

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

      Effective February 23, 2003, the Company hired Mr. Heck to serve as President and Chief Operating Officer of the Company. Mr. Heck’s current annual salary is $270,000. On March 1, 2004, in connection with Mr. Heck’s employment, the Company issued to Mr. Heck an option to purchase 100,000 shares of Common Stock at an exercise price of $1.82 per share. The option was issued pursuant to the Company’s 1999 Stock Incentive Plan and vests in its entirety on September 1, 2004.

      There are no material relationships between the Company and its directors or executive officers except as previously discussed herein. In the ordinary course of business and from time to time, the Company and its affiliates and subsidiaries may do business with each other.

Item 14.	Principal Accountant Fees and Services

Audit Fees

      KPMG LLP billed $284,500 and $275,660 for fiscal years 2003 and 2002, respectively, for professional services rendered by KPMG LLP for the audit of the Company’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

      KPMG LLP billed $122,475 and $103,178 for fiscal years 2003 and 2002, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include consultations concerning certain financial accounting and reporting standards.

Tax Fees

      KPMG LLP billed $91,381 and $107,142 for fiscal years 2003 and 2002, respectively, for professional services rendered by KPMG LLP for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance, tax audit defense, custom and duties and acquisitions and divestitures tax planning.

All Other Fees

      KPMG LLP did not bill for, and did not render professional services to the Company during, fiscal years 2003 or 2002 for any services that are not included in the above classifications.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

      The Audit Committee is required to pre-approve the audit and non-audit services performed by the Company’s independent auditors. The Audit Committee has adopted a policy which provides for general pre-approval of specified Audit, Audit-Related, Tax and Other Services that do not exceed enumerated dollar amounts. The policy also provides that, unless a type of service to be provided by the independent auditors has received general pre-approval, it will require specific pre-approval by the Audit Committee.

      The Audit Committee has determined the Audit, Audit-Related, Tax and Other Services that are the basis for general pre-approval by the Audit Committee. The enumerated dollar amounts at which such general pre-approval will apply are currently under consideration by the Audit Committee. Until the Audit Committee has determined such enumerated dollar amounts, all services performed by the Company’s independent auditors will require the specific pre-approval of the Audit Committee.

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

      (b) Reports on Form 8-K.

      During the quarter ended December 31, 2003, the Company filed with the SEC on November 3, 2003, a Current Report on Form 8-K which reported under Item 12 of such report the Company’s information regarding the Company’s results, operations and financial condition for the third quarter of 2003.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      The following Consolidated Financial Statements, Financial Statement Schedule and Independent Auditors’ Report are included herein on the pages indicated:

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Verso Technologies, Inc.:

      We have audited the accompanying consolidated balance sheets of Verso Technologies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verso Technologies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KPMG LLP

Atlanta, Georgia

February 27, 2004

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2003	2002

ASSETS:
Current assets:
Cash and cash equivalents	$7,654	$1,294
Restricted cash	2,290	300
Accounts receivable, net of allowance for doubtful accounts of $1,995 and $1,853, respectively	13,620	10,909
Inventories	8,727	4,733
Other current assets	1,003	681

Total current assets	33,294	17,917
Property and equipment, net of accumulated depreciation and amortization of $7,907 and $4,893, respectively	5,749	4,962
Investment	673	600
Other intangibles, net of accumulated amortization of $2,145 and $828, respectively	7,308	3,671
Goodwill	16,228	12,685

Total assets	$63,252	$39,835

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$—	$800
Accounts payable	4,418	1,993
Accrued compensation	1,564	1,586
Accrued expenses	3,007	4,473
Current portion of notes payable	347	—
Current portion of accrued costs of MCK acquisition	4,464	—
Current portion of liabilities of discontinued operations	1,039	1,829
Unearned revenue and customer deposits	5,718	5,387

Total current liabilities	20,557	16,068
Liabilities of discontinued operations, net of current portion	834	1,302
Other long-term liabilities	1,637	1,128
Notes payable, net of current portion	2,652	—
Convertible subordinated debentures	3,979	3,703

Total liabilities	29,659	22,201

Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; 780,000 shares issued and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 122,781,117 and 89,077,846 shares issued and outstanding	1,228	891
Additional paid-in capital	306,293	275,040
Stock payable	130	—
Notes receivable from shareholders	—	(1,623)
Accumulated deficit	(273,144)	(254,857)
Deferred compensation	(1,012)	(1,797)
Accumulated other comprehensive income (loss) — foreign currency translation	98	(20)

Total shareholders’ equity	33,593	17,634

Commitments and contingencies (Notes 6, 7, 10, 14, 16 and 17)
Total liabilities and shareholders’ equity	$63,252	$39,835

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	For the Years Ended December 31,

	2003	2002	2001

Revenue:
Products	$36,359	$22,983	$14,367
Services	23,139	21,815	15,532

Total revenue	59,498	44,798	29,899
Cost of revenue:
Products	15,588	8,141	5,762
Services	11,136	10,308	9,050

Total cost of revenue	26,724	18,449	14,812
Gross profit:
Products	20,771	14,842	8,605
Services	12,003	11,507	6,482

Total gross profit	32,774	26,349	15,087
Operating expenses:
General and administrative	14,340	11,151	12,207
Sales and marketing	9,642	6,835	3,307
Research and development	9,630	5,874	2,755
Depreciation and amortization of property and equipment	2,900	2,730	2,160
Amortization of intangibles	1,317	592	1,511
Amortization of deferred stock compensation, related to general and administrative	780	1,173	1,766
Write-down of goodwill	10,930	—	—
Reorganization costs	425	324	—

Total operating expenses	49,964	28,679	23,706

Operating loss from continuing operations	(17,190)	(2,330)	(8,619)

Other income (expense), net:
Other income (expense)	338	881	(1,437)
Equity in income (loss) of investment	73	(5)	—
Interest expense, net	(1,508)	(1,141)	(1,361)

Other income (expense), net	(1,097)	(265)	(2,798)

Loss from continuing operations before income taxes	(18,287)	(2,595)	(11,417)
Income tax benefit (expense)	—	200	(100)

Loss from continuing operations	(18,287)	(2,395)	(11,517)

Discontinued operations:
Loss from discontinued operations	—	(331)	(135,598)
Loss on disposal of discontinued operations	—	—	(500)

Total loss from discontinued operations	—	(331)	(136,098)

Net loss	$(18,287)	$(2,726)	$(147,615)

Net loss per common share — basic and diluted:
Loss from continuing operations	$(0.18)	$(0.03)	$(0.21)
Loss from discontinued operations	—	—	(2.49)
Loss on disposal of discontinued operations	—	—	(0.01)

Net loss per common share — basic and diluted	$(0.18)	$(0.03)	$(2.71)

Weighted average shares outstanding — basic and diluted	99,134,790	80,533,324	54,431,651

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands, except share data)

					Notes
	Common Stock		Additional		Receivable			Foreign
			Paid-in	Stock	from	Accumulated	Deferred	Currency
	Shares	Amount	Capital	Payable	Shareholders	Deficit	Compensation	Translation	Total

BALANCES, December 31, 2000	49,615,133	$496	$249,340	$—	$(667)	$(104,516)	$(6,277)	$—	$138,376
Comprehensive loss:
Net loss	—	—	—	—	—	(147,615)	—	—	(147,615)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(15)	(15)

Comprehensive loss									(147,630)
Issuance of common stock and replacement awards of common stock options in Telemate.Net Software, Inc. acquisition	24,758,070	248	18,234	—	(947)	—	(131)	—	17,404
Issuance of common stock options in NACT Telecommunications, Inc. acquisition	—	—	625	—	—	—	—	—	625
Amortization of deferred compensation	—	—	—	—	—	—	2,033	—	2,033
Exercise of stock options	1,090,582	11	642	—	—	—	—	—	653
Issuance of stock through Employee Stock Purchase Plan	211,965	2	199	—	—	—	—	—	201
Reduction of deferred compensation due to forfeitures	—	—	(1,209)	—	—	—	1,209	—	—
Accrued interest on notes receivable from shareholders	—	—	—	—	(6)	—	—	—	(6)
Shares issued in exchange for convertible debentures	1,918,675	19	2,266						2,285
Warrants issued in conjunction with convertible debentures	—	—	977	—	—	—	—	—	977
Shares issued in exchange for services	11,429	—	19	—	—	—	—	—	19
Warrants issued in exchange for services	—	—	219	—	—	—	—	—	219
Issuance of common stock and compensatory options in reorganization	13,800	—	150	—	—	—	—	—	150

BALANCES, December 31, 2001	77,619,654	$776	$271,462	$—	$(1,620)	$(252,131)	$(3,166)	$(15)	$15,306
Comprehensive loss:
Net loss	—	—	—	—	—	(2,726)	—	—	(2,726)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(5)	(5)

Comprehensive loss									(2,731)
Amortization of deferred compensation	—	—	—	—	—	—	1,173	—	1,173
Exercise of stock options	847,082	9	9	—	—	—	—	—	18
Issuance of stock through Employee Stock Purchase Plan	290,171	3	119	—	—	—	—	—	122
Reduction of deferred compensation due to forfeitures	—	—	(196)	—	—	—	196	—	—
Accrued interest on notes receivable from shareholders	—	—	—	—	(27)	—	—	—	(27)
Issuance of compensatory options in reorganization	—	—	88	—	—	—	—	—	88
Issuance of shares and warrants in private placement, net of associated fees	9,646,302	96	2,889	—	—	—	—	—	2,985
Shares issued in litigation settlement	588,430	6	431	—	—	—	—	—	437
Shares issued in lieu of compensation	86,207	1	27	—	—	—	—	—	28
Warrants issued in connection with credit facility	—	—	211	—	—	—	—	—	211
Payment received on notes receivable from shareholders	—	—	—	—	24	—	—	—	24

BALANCES, December 31, 2002	89,077,846	$891	$275,040	$—	$(1,623)	$(254,857)	$(1,797)	$(20)	$17,634
Comprehensive loss:
Net loss	—	—	—	—	—	(18,287)	—	—	(18,287)
Foreign currency translation adjustment	—	—	—	—	—	—	—	118	118

Comprehensive loss									(18,169)
Amortization of deferred compensation	—	—	—	—	—	—	780	—	780
Exercise of stock options and warrants	14,708,688	147	6,439	—	—	—	—	—	6,586
Reduction of deferred compensation due to forfeitures	—	—	(5)	—	—	—	5	—	—
Issuance of common stock in MCK Communications, Inc. acquisition	18,278,423	183	23,947						24,130
Acceleration of compensatory options in reorganization	—	—	219	—	45	—	—	—	264
Shares issued in employee stock purchase plan	166,160	2	166	—	—	—	—	—	168
Shares issued in litigation settlement	550,000	5	259	—	—	—	—	—	264
Warrants issued in connection with credit facility	—	—	119	—	—	—	—	—	119
Stock payable for consulting services				130					130
Accrued interest on notes receivable from shareholders	—	—	—	—	(84)	—	—	—	(84)
Payment received on notes receivable from shareholders	—	—	109	—	1,662	—	—	—	1,771

BALANCES, December 31, 2003	122,781,117	$1,228	$306,293	$130	$—	$(273,144)	$(1,012)	$98	$33,593

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

	For the Years Ended December 31,

	2003	2002	2001

Operating Activities:
Continuing operations:
Net loss from continuing operations	$(18,287)	$(2,395)	$(11,517)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Gain on early retirement of debt	—	(350)	—
Loss on debt conversion	—	—	1,640
Equity in (income) loss of investment	(73)	5	—
Writedown of goodwill	10,930	—	—
Depreciation and amortization of property and equipment	2,900	2,730	2,160
Amortization of intangibles	1,317	592	1,511
Amortization of deferred compensation	780	1,173	1,766
Provision for doubtful accounts	2,505	1,760	1,516
Amortization of loan fees and discount on convertible subordinated debentures	561	601	606
Other	(77)	73	(22)
Changes in current operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,454)	(3,403)	(3,676)
Inventories	1,894	(913)	1,238
Other current assets	548	308	1,060
Accounts payable	1,814	369	(1,178)
Accrued compensation	(149)	(1,492)	794
Accrued expenses	(3,072)	(2,187)	(821)
Unearned revenue and customer deposits	(673)	(396)	(1,838)

Net cash used in continuing operating activities	(536)	(3,525)	(6,761)

Discontinued operations:
Loss from discontinued operations	—	(331)	(136,098)
Estimated loss on disposal of discontinued operations	—	—	500
Adjustment to reconcile loss from discontinued operations to net cash used in discontinued operating activities	(922)	(775)	129,797

Net cash used in discontinued operating activities	(922)	(1,106)	(5,801)

Net cash used in operating activities	(1,458)	(4,631)	(12,562)

Investing Activities:
Continuing operations:
Net cash provided by (used in) investing activities for continuing operations —
Purchases of property and equipment	(1,481)	(889)	(1,429)
Purchased software development	(533)	(348)	(48)
Decrease in restricted cash	88	—	—
Investment in Shanghai BeTrue Infotech Co. Ltd.	—	(605)
Acquisition of MCK Communications, Inc., net of cash acquired	9,345	—	—
Acquisition of certain assets of Clarent Corporation, net of cash acquired	(906)	—	—
Acquisition of NACT Telecommunications, Inc., net of cash acquired	—	—	(12,074)
Acquisition of Telemate.Net Software, Inc., net of cash acquired	—	—	3,327

Net cash provided by (used in) investing activities for continuing operations	6,513	(1,842)	(10,224)

Discontinued operations — net proceeds from sale of discontinued operations	—	—	8,122

Net cash provided by (used in) investing activities	6,513	(1,842)	(2,102)

Net cash provided by (used in) operating and investing activities, carried forward	5,055	(6,473)	(14,664)

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(In thousands, except share data)

	For the Years Ended December 31,

	2003	2002	2001

Net cash provided by (used in) operating and investing activities, carried forward	5,055	(6,473)	(14,664)

Financing Activities:
Net borrowings (payments) on line of credit	(800)	800	—
Payments of notes payable	(6,450)	—	—
Payments on long-term debt	—	(3,900)	—
Payments on convertible subordinated debentures	—	—	(4,500)
Proceeds from private placement, net	—	2,985	—
Proceeds from issuances of common stock in connection with the exercise of options and warrants, net	6,754	408	755
Proceeds from issuance of redeemable preferred stock	—	—	15,000
Proceeds from repayments of notes receivable by shareholders	1,771	24	—

Net cash provided by financing activities	1,275	317	11,255

Effect of exchange rate changes on cash	30	5	(1)

Increase (decrease) in cash and cash equivalents	6,360	(6,151)	(3,410)
Cash and cash equivalents at beginning of year	1,294	7,445	10,855

Cash and cash equivalents at end of year	$7,654	$1,294	$7,445

Supplemental disclosure of cash flow information:
Cash payments during the years for:
Interest	$814	$395	$170

Income taxes	$16	$47	$101

Non-cash investing and financing activities
Common stock consideration for acquisitions:
MCK Communications, Inc. — issuance of 18,278,423 shares of common stock	$24,130	$—	$—
Telemate.Net Software, Inc. — issuance of 24,758,070 shares and assumption of 5,420,206 stock options	—	—	17,404
NACT Telecommunications, Inc. — issuance of 1,395,089 stock options	—	—	625
Additional payments accrued for the acquisition of Encore Group	—	2,403	—
Common stock and compensatory options issued in reorganization	264	88	150
Common stock issued in exchange for convertible subordinated debentures	—	—	2,285
Warrants issued in conjunction with convertible subordinated debentures	—	—	977
Issuance of common stock in arbitration settlement	264	437	—
Issuance of warrants in exchange for services	119	211	219
Issuance of common stock in exchange for services	—	28	19
Assets acquired and liabilities assumed in conjunction with business acquisitions:
Fair value of assets acquired, excluding cash and restricted cash	20,695	—	27,909
Liabilities assumed	8,931	—	10,705
Notes payable for acquisition of certain assets of Clarent Corporation	$9,339	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Business and Basis of Presentation

      Verso Technologies, Inc. and subsidiaries (the “Company”) is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s continuing operations include two separate business segments, the Carrier Solutions Group, which includes the Company’s Clarent softswitching division and the Company’s subsidiary NACT Telecommunications, Inc. (“NACT”), and the Enterprise Solutions Group, which includes the Company’s Clarent Netperformer division, the Company’s subsidiaries Telemate.Net Software, Inc. (“Telemate.Net”) and MCK Communications, Inc. (“MCK”) and the Company’s customer response center operations. The Carrier Solutions Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Enterprise Solutions Group offers hardware-based solutions (which include software) for companies seeking to build private, packet-based voice and data networks. Additionally, the Enterprise Solutions Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices. These solutions are supported by the Company’s customer response center services, which include outsourced technical support and application installation and training services. The Company acquired MCK in September 2003, substantially all the business assets of Clarent Corporation (“Clarent”) in February 2003, NACT in July 2001 and Telemate.Net in November 2001. The Company’s discontinued operations include the Company’s value-added reseller business and associated consulting practice (“legacy VAR business”) and the Company’s hospitality services group (“HSG”), all of which were inactive by the end of the first quarter of 2002.

      The consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including MCK, Telemate.Net, NACT, Clarent Canada Ltd, MessageClick, Inc. (“MessageClick”) and Cereus Technology Partners, Inc. and subsidiaries (“Cereus”). These acquisitions were all accounted for as purchases (see Note 3). Cereus is included in discontinued operations.

      Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. Most notably, the extraordinary items of gain on early retirement of debt of $350,000 in 2002 and loss from debt conversion of $1.6 million in 2001 have been reclassified as other income (expense) in 2002 and 2001, respectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections”, which eliminated the requirement to report gains and losses related to extinguishment of debt as extraordinary items. The reclassifications had no effect on previously reported net loss.

2.     Summary of Significant Accounting Policies and Practices

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in joint ventures, where the Company does not exercise control, are accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation

Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies and Practices — (Continued)

Revenue Recognition

      The Company recognizes revenue when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. The determination of whether the collectibility is reasonably assured is based upon an assessment of the creditworthiness of the customers. In instances where the collection of a receivable is not reasonably assured, the revenue and related costs are deferred.

      Deferred revenue generally represents amounts collected for which revenue has not yet been recognized. It is principally comprised of deferred maintenance revenue.

      The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) as updated by Staff Accounting Bulletin No. 104 and in accordance with Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables”, Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP No. 97-2”) and SOP No. 98-9, “Software Revenue Recognition with Respect to Certain Transactions” (“SOP No. 98-9”).

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

      Under SOP No. 98-9 if evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element and recognized as revenue.

      Certain distribution partners have the right to return a contractual percentage of sales. For sales to these partners, the Company defers revenue subject to return until such rights have expired. Certain of MCK’s contractual arrangements contain price protection provisions whereby the Company is obligated to provide refunds or credits for any decrease in unit prices of product in MCK’s customer’s inventory. The Company routinely analyzes and establishes, as necessary, reserves at the time of shipment for product returns and allowances and warranty costs.

Cash Equivalents

      The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2003 and 2002 of approximately $6.5 million and $575,000, respectively, consist primarily of money market investments, which are recorded at cost, which approximates market.

      The Company has $2.3 million and $300,000 of restricted cash at December 31, 2003 and 2002, respectively. At December 31, 2003, the restricted cash is comprised of an investment pledged as security for a letter of credit related to a property lease and a foreign cash account. The restriction related to the letter of credit was removed in January 2004, when the letter of credit was included under the Company’s current credit facility and, at that time, restricted cash was reduced by $2.1 million. At December 31, 2002, the restricted cash is comprised of a foreign cash account.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies and Practices — (Continued)

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

Credit, Customer and Vendor Concentrations

      The Company’s accounts receivable potentially subjects the Company to credit risk. While the Company has purchase-money-security-interests in its equipment sold on credit terms and generally prepares and files UCC financing statements with respect thereto, the Company does not seek to perfect or claim a security interest in small dollar value equipment sales and services. As of December 31, 2003, the Company’s Carrier Solutions Group had one customer that accounted for 10% of the Company’s gross accounts receivable and another customer that accounted for 20% of the Company’s gross accounts receivable. During the year ended December 31, 2003, one customer from the Company’s Enterprise Solutions Group accounted for 11% of the Company’s total revenue.

      As of December 31, 2002, one customer of the Company’s Carrier Solutions Group accounted for 27% of the Company’s gross accounts receivable. During the year ended December 31, 2002, one customer from the Company’s Carrier Solutions Group accounted for 12% of the Company’s total revenue and one customer from the Company’s Enterprise Solutions Group accounted for 15% of the Company’s total revenue.

      As of December 31, 2001, the Company’s Carrier Solutions Group had one customer that accounted for 12% of the Company’s gross accounts receivable and another customer that accounted for 15% of the Company’s gross accounts receivable. During the year ended December 31, 2001, one customer from the Company’s Enterprise Solutions Group accounted for 24% of the Company’s total revenue.

Inventories

      Inventories consist primarily of purchased electronic components, and are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

      Inventories as of December 31, 2003 and 2002, are comprised of the following (in thousands):

	December 31,

	2003	2002

Raw materials	$5,610	$1,566
Work in process	1,028	2,380
Finished goods	2,089	787

Total inventories	$8,727	$4,733

Property and Equipment

      Property and equipment, consisting principally of computer equipment, are stated at cost or if acquired through a business acquisition then at fair value. Depreciation is computed using the straight-line method over estimated useful lives, ranging from three to ten years. Upon retirement or disposal of furniture and

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies and Practices — (Continued)

equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in operating income. Maintenance and repairs are charged to expense as incurred.

      Property and equipment are summarized as follows (in thousands):

	December 31,

	2003	2002

Computers and equipment	$8,141	$5,205
Purchased software	1,728	1,252
Furniture and fixtures	1,182	1,082
Leasehold improvements	2,605	2,316

	13,656	9,855
Less accumulated depreciation and amortization	(7,907)	(4,893)

Net property and equipment	$5,749	$4,962

Purchased software represents the cost of purchased integration software tools and the cost of internal use software acquired in connection with business combinations. It also includes the cost of licenses to use, embed and sell software tools developed by others. These costs are being amortized ratably based on the projected revenue associated with these purchased or licensed tools and products or based on the straight-line method over three years, whichever method results in a higher level of annual amortization. Amortization expense related to purchased software amounted to approximately $470,000, $433,000 and $193,000 in 2003, 2002 and 2001, respectively. Accumulated amortization related to purchased software totaled approximately $1.2 million and $708,000 at December 31, 2003 and 2002, respectively.

Capitalized Software

      The Company’s capitalized software consists of purchased software for internal use, which is included in property and equipment, and purchased software used in the Company’s research and development efforts, which is included in intangibles. Any internal software development costs incurred after establishing technological feasibility are immaterial and are charged to operations as research and development costs.

Goodwill and Other Intangibles

      Intangible assets represent the excess of cost over the fair value of net tangible assets acquired and identified other intangible assets which consist of purchased software development, channels of distribution, strategic licenses, current technology and a customer relationship. Purchased software development is amortized on a straight-line basis over an estimated useful life of three years once the projects are placed in service. The channels of distribution, strategic licenses and current technology are amortized on a straight-line basis over their estimated useful life of three years. The customer relationship is amortized on a straight-line basis over its estimated useful life of ten years. Goodwill associated with acquisitions is not being amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142”).

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies and Practices — (Continued)

      Goodwill and other intangible assets consist of the following (in thousands):

		December 31,
	Amortization
	Period in months	2003	2002

Intangibles subject to amortization:
Purchased software development	36 months	$2,629	$2,096
Channels of distribution	36 months	900	—
Strategic licenses	36 months	1,800	—
Current technology	36 months	1,721	—
Customer relationship	120 months	2,403	2,403

Weighted average months	57 months	9,453	4,499

Accumulated amortization:
Purchased software development		(1,438)	(828)
Channels of distribution		(75)	—
Strategic licenses		(150)	—
Current technology		(242)	—
Customer relationship		(240)	—

Net intangibles subject to amortization		7,308	3,671
Goodwill		16,228	12,685

Total goodwill and other intangibles		$23,536	$16,356

      Goodwill activity is as follows (in thousands):

Balance December 31, 2001	$12,685
No activity	—

Balance December 31, 2002	12,685
Goodwill from MCK acquisition	14,473
Write-down of MCK goodwill	(10,930)

Balance December 31, 2003	$16,228

      Estimated annual amortization expense is as follows (in thousands):

Annual
Amortization

2004	$2,088
2005	1,998
2006	1,513
2007	507
2008	240
Thereafter	962

$7,308

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies and Practices — (Continued)

      The Company fully adopted SFAS No. 142 in 2002. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization effective January 1, 2002. Goodwill amortization expense totaled approximately $1.3 million in 2001. The impact of goodwill amortization on basic and diluted loss per share is as follows (in thousands, except per share amounts):

For the Year Ended
December 31, 2001

Reported net loss	$(147,615)
Add: Goodwill amortization	1,275

Adjusted net loss	$(146,340)

Basic and diluted loss per share:
Reported net loss	$(2.71)
Goodwill amortization	0.02

Adjusted net loss	$(2.69)

Impairment of Long-Lived Assets

      SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company early-adopted SFAS No. 144 effective January 1, 2001.

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

      In April 2003, the Company negotiated the original agreement to purchase MCK in which the MCK stockholders would be entitled to receive approximately 20.0 million shares of the Company’s common stock which was valued at $13.0 million, based on the volume weighted average closing price per share of the Company’s common stock as reported on the Nasdaq SmallCap Market for the 20 trading day period beginning March 19, 2003 and ending April 15, 2003. As part of the original agreement, the Company was to receive $7.5 million in cash. The terms of the agreement were amended on June 13, 2003. Under the amended terms, MCK stockholders were entitled to receive approximately 18.3 million shares of the Company’s common stock and the cash MCK was required to have at the closing of the merger was reduced from $7.5 million to approximately $6.4 million. Although the number of shares of the Company’s common stock to be issued in the merger was reduced by the amendment, the amendment changed the measurement date for valuing such shares. As a result of the increase in the price of the Company’s common stock prior to June 13, 2003, the revised valuation for the shares of the Company’s common stock to be issued in the merger increased to $24.1 million. As a result of this increase in value, the goodwill recorded in the merger was

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies and Practices — (Continued)

impaired upon closing the merger. The Company completed an impairment analysis in accordance with SFAS No. 142. The impairment analysis was performed by using the average of the discounted cash flow methodology and guideline market multiples methodology. Based upon this analysis, the Company recorded a write-off of approximately $10.9 million during the year ended December 31, 2003.

Warranties

      The Company provides a basic limited warranty for its products for one year with optional pre-paid factory support renewals. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

      Warranty liability activity for the year ended December 31, 2003 is as follows (in thousands):

Balance December 31, 2002	$—
Warranty liability from acquisitions	341
Provision for warranty costs	186
Warranty expenditures	(205)

Balance December 31, 2003	$322

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

Short and long-term debt: The carrying amount of the Company’s borrowings under floating rate debt approximates its fair value. The carrying amount of the Company’s notes payable has been discounted to approximate its fair value in connection with the accounting for the Clarent acquisition. The carrying amount of convertible subordinated debentures under fixed rate debt approximates its fair value because it approximates the Company’s estimated long-term borrowing rate.

At December 31, 2003 and 2002, the carrying amounts of all financial instruments approximate their fair values.

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

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies and Practices — (Continued)

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

Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Net Loss Per Share

      Basic and diluted net loss per share are computed in accordance with SFAS No. 128, “Earnings Per Share,” using the weighted average number of common shares outstanding. The diluted net loss per share for the twelve-month periods ended December 31, 2003, 2002 and 2001 does not include the effect of the common stock equivalents, calculated by the treasury stock method, as their impact would be antidilutive. Using the treasury stock method, excluded common stock equivalents are as follows:

	2003	2002	2001

Shares issuable under stock options	5,232,642	2,376,136	717,302
Shares issuable pursuant to warrants to purchase common stock	7,056,306	1,641,781	39,323

	12,288,948	4,017,917	756,625

      See Footnotes 9 and 10 for disclosure of all warrants to purchase common stock and shares issuable under stock options.

Comprehensive Income (Loss)

      SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. The statement requires additional disclosures in the consolidated financial statements; it does not affect the Company’s financial position or results of operations. Comprehensive loss has been included in the Consolidated Statements of Shareholders’ Equity for the three-year period ended December 31, 2003.

Segment and Geographic Information

      In accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has two reportable operating segments, the Carrier Solutions Group and the Enterprise Solutions Group. Following the acquisition of substantially all the business assets of Clarent in February 2003, the Company began conducting research and development in Canada. International sales of the Company’s products and services continue to originate only from the United States.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies and Practices — (Continued)

Accounting Pronouncements Issued, Not Adopted

      In February 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). The provisions of SFAS No. 150 (see below for additional information) are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 31, 2003 and still existing at the beginning of the interim period of adoption.

      FASB Staff Position FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FSP FAS 150-3”), defers the effective date for certain mandatorily redeemable financial instruments issued by a non-SEC registrant and defers the effective date of SFAS No. 150 for certain mandatorily redeemable noncontrolling interests of all entities. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position or results of operations. Additionally, based on the nature of the Company’s current instruments and interests, the Company does not believe there will be a material effect on the Company’s financial position or results of operations resulting from the adoption of the remaining components of FSP FAS 150-3.

      In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. Companies are required to apply FIN No. 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation is applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company is evaluating the impact of applying FIN No. 46R and has not yet completed its analysis.

3.     Mergers and Acquisitions

MCK Communications, Inc.

      On September 26, 2003, to increase capital and to enhance the Company’s ability to provide technology that allows enterprises the ability to migrate to next-generation environments, the Company acquired all of the outstanding capital stock of MCK by means of a subsidiary merger. The fair value of the acquisition cost was approximately $25.1 million, consisting of 18,278,423 shares of the Company’s common stock with a fair value of $24.1 million and acquisition costs of approximately $1.0 million.

      The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Mergers and Acquisitions — (Continued)

      The Company has prepared an allocation of the purchase price based on the estimated fair values of acquired assets and liabilities. The Company anticipates the fair value assessments and allocation of the purchase price to be finalized in 2004. Intangible assets relating to channels of distribution, strategic licenses and current technology and total $3.6 million and are being amortized over three years.

      In April 2003, the Company negotiated the original agreement to purchase MCK in which the MCK stockholders would be entitled to receive approximately 20.0 million shares of the Company’s common stock which was valued at $13.0 million, based on the volume weighted average closing price per share of the Company’s common stock as reported on the Nasdaq SmallCap Market for the twenty trading day period beginning March 19, 2003 and ending April 15, 2003. As part of the original agreement, the Company was to receive $7.5 million in cash. The terms of the agreement were amended on June 13, 2003. Under the amended terms, MCK stockholders were entitled to receive approximately 18.3 million shares of the Company’s common stock and the cash MCK was required to have at the closing of the merger was reduced from $7.5 million to approximately $6.4 million. Although the number of shares of the Company’s common stock to be issued in the merger was reduced by the amendment, the amendment changed the measurement date for valuing such shares. As a result of the increase in the price of the Company’s common stock prior to June 13, 2003, the revised valuation for the shares of the Company’s common stock to be issued in the merger increased to $24.1 million. As a result of this increase in value, the goodwill recorded in the merger was impaired upon closing the merger. The Company completed an impairment analysis in accordance with SFAS No. 142. Based upon this analysis, the Company recorded a write-off of goodwill of approximately $10.9 million during the quarter ended September 30, 2003.

Clarent Corporation

      On February 12, 2003, to enhance the Company’s position in the next-generation networking and technology market, the Company acquired substantially all the business assets and certain related liabilities of Clarent. The purchase consideration was approximately $10.8 million, consisting of $9.3 million in discounted seller notes issued by the Company and acquisition costs of approximately $1.5 million. At the closing of the acquisition, the Company issued three promissory notes to Clarent: a $5.0 million secured note due February 13, 2004, which bears interest at 10% per annum, which was paid in full at December 31, 2003; a $1.8 million non-interest bearing unsecured note due February 13, 2004, discounted at 6.25% per annum, of which $1.5 million was paid through December 31, 2003 and the $350,000 balance is due February 12, 2004; and a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum, discounted at 7.5% per annum. The unamortized discount totaled approximately $350,000 at December 31, 2003. The assets the Company purchased from Clarent secure the secured notes.

      The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. Intangible assets acquired totaling $821,000 primarily consist of current technology and are being amortized over three years.

Telemate.Net Software, Inc.

      On November 16, 2001, to increase capital and add patented communications billing and reporting for next-generation converged Internet protocol and public switched telephone networks to the Company’s product offering, the Company acquired all of the outstanding capital stock of Telemate.Net by means of a subsidiary merger. The merger consideration was approximately $4.1 million, consisting of 24,758,070 shares of the Company’s common stock with a fair value of $16.6 million, assumed options to acquire 5,420,206 shares of the Company’s common stock with exercise prices ranging from $.20 to $5.42 per share (estimated fair value of $1.8 million, using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility — 128%; expected life — one year; risk-free interest rate —

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Mergers and Acquisitions — (Continued)

3.3%; and expected dividend yield — 0%), deferred compensation of $131,000 (Note 9) and acquisition costs of approximately $2.0 million, reduced by retirement of the Company’s Series B redeemable preferred stock (“Series B Preferred Stock”) of $15.0 million and $438,000 of accrued interest thereon and notes receivable from shareholders assumed of $947,000, which are included in shareholders’ equity.

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

      The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair value of net assets acquired (including identified intangible assets of $1.7 million, which are being amortized over a three-year life) totaled approximately $10.2 million and was allocated to goodwill.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Mergers and Acquisitions — (Continued)

      Prior to the purchase of NACT, the Company became an NACT reseller in the first quarter of 2001. The Company resold NACT gateway solution systems with product revenues for the six months prior to acquisition totaling $2.8 million and cost of product sales of $2.1 million.

Allocation of Purchase Price

	MCK	Clarent	Telemate.Net	NACT

Cash	$10,575	$571	$4,810	$2,538
Restricted cash	2,015	115	—	—
Accounts receivable	1,045	2,717	618	5,233
Inventories	423	5,465	—	4,559
Other current assets	453	613	743	755
Property and equipment	365	1,650	563	2,505
Other intangibles	3,600	821	—	1,700
Goodwill(1)	14,473	—	1,062	10,171
Accounts payable	(508)	(103)	(217)	(726)
Accrued compensation	(195)	(198)	(427)	(769)
Current portion of accrued costs of MCK purchase	(5,810)	—	—
Accrued expenses	(782)	(331)	(1,350)	(49)
Deferred revenue	(524)	(480)	(1,827)	—
Deferred payment on purchase of NACT	—	—	—	(5,340)
Deferred compensation	—	—	131	—

Cost of acquisition	$25,130	$10,840	$4,106	$20,577

(1)	Prior to MCK goodwill write-down of $10.9 million

Pro Forma Effect of MCK, Clarent, Telemate.Net and NACT

      The following unaudited pro forma information presents the results of continuing operations of the Company as if the acquisitions of MCK and Clarent had taken place on January 1, 2002 and the acquisitions of Telemate.Net and NACT had taken place on January 1, 2001 (in thousands, except per share amounts):

	2003(1)	2002(1)	2001

Revenues	$70,325	$92,039	$47,567
Loss from continuing operations	$(16,740)	$(8,838)	$(17,623)
Net loss	$(16,740)	$(9,169)	$(155,362)
Loss from continuing operations per common share - basic and diluted	$(0.15)	$(0.09)	$(0.25)
Net loss per common share — basic and diluted	(0.15)	(0.09)	(2.04)
Weighted average shares outstanding — basic and diluted	112,556	98,812	76,137

(1)	The write-down of goodwill in 2003 for MCK of $10.9 million is excluded from the amounts for 2003 and 2002.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

      Summarized financial information reported by this affiliate for the year ended December 31, 2003 and for the period subsequent to the Company’s investment for the fourth quarter ended December 31, 2002 (in thousands) are as follows:

		Quarter
	Year Ended	Ended
	December 31,	December 31,
	2003	2002

Operating results:
Revenues	$3,324	$725

Operating income (loss)	$128	$(5)

Net income (loss)	$141	$(9)

      The Company had approximately $60,000 in sales to BeTrue during the year ended December 31, 2003 and none in 2002.

5.     Discontinued Operations

      Following the acquisition of NACT in July 2001, the Company determined that its legacy VAR business was not strategic to the Company’s ongoing objectives and discontinued capital and human resource investment in its legacy VAR business. Accordingly, the Company elected to report its legacy VAR business as discontinued operations by early adoption of SFAS No. 144, effective for the fourth quarter of 2001. The legacy VAR business is included with HSG (which was reported as discontinued operations beginning in 2000) for a combined presentation of discontinued operations.

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

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Discontinued Operations — (Continued)

      There were no results of discontinued operations for the year ended December 31, 2003. Summary operating results of the discontinued operations (in thousands) are as follows:

	For the Year Ended
	December 31,

	2002	2001

Revenue	$223	$12,762

Gross (loss) profit	(331)	374

Operating loss	(331)	(135,598)
Loss on disposal of assets	—	(500)

Loss from discontinued operations	$(331)	$(136,098)

      The loss from discontinued operations in 2001 includes depreciation of $546,000, amortization of intangibles of $22.7 million, write-down of goodwill of $95.3 million, reorganization costs of $9.2 million and amortization of deferred compensation of $267,000.

      The reorganization costs consist of the following (in thousands):

2001

Severance costs	$1,217
Facilities closings	6,162
Inventory write-down	1,005
MessageClick ASP exiting costs	824

$9,208

      Liabilities of discontinued operations (in thousands) are as follows:

	December 31,

	2003	2002

Accrued restructuring costs	$1,472	$2,010
Other current liabilities	401	1,121

Liabilities of discontinued operations	$1,873	$3,131

      Accrued restructuring costs relates primarily to several leases for buildings and equipment that are no longer being utilized in continuing operations. The accrual is for all remaining payments due on these leases, less estimated amounts to be paid by any sublessors. The accrual for one of the leases with total payments remaining through January 31, 2010 of $2.4 million assumes that the building will be sub-leased for approximately 44% of the total lease liability over the remaining term of the lease.

      The 2003 activity in the liabilities of discontinued operations (in thousands) was as follows:

Balance December 31, 2002	$3,131
Lease payments, net of sublease receipts	(739)
Other payments	(720)
Additional lease accrual	201

Balance December 31, 2003	$1,873

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Financing Arrangements

      In February 2003, the Company amended its original credit agreement (the “Original Credit Agreement”) with its primary lender, Silicon Valley Bank (“Silicon”) to increase the Company’s credit line with Silicon from $5.0 million to $10.0 million, subject to borrowing availability. The Company also entered into certain additional arrangements with Silicon including an export-import (“EX-IM”) facility that will provide for working capital based on the Company’s international accounts receivable and inventories related to export sales. The Company and Silicon further amended the credit facility in connection with the acquisition of MCK and the acquisition of substantially all of the business assets along with related liabilities of Clarent (as amended, the “Amended Credit Agreement”). The Company’s borrowings under the Amended Credit Agreement are secured by substantially all of the assets of the Company. Interest on borrowings under the Amended Credit Agreement at 2.0% above Silicon’s Base Rate, with a minimum Base Rate of 4.25% (6.25% at December 31, 2003). The Amended Credit Agreement provides for up to $2.5 million in letters of credit. Advances are limited by a formula based on eligible receivables, inventories, certain cash balances, outstanding letters of credit and certain subjective limitations. Interest payments are due monthly, and the Amended Credit Agreement expires in August 2004. The Amended Credit Agreement includes a loan fee of $170,000 and ..375% per annum on unused available borrowings. Under the terms of the Amended Credit Agreement, the Company must maintain a minimum EBITDA (earnings before interest, taxes, depreciation and amortization), computed monthly, and may not declare dividends or incur any additional indebtedness without the consent of Silicon, and must comply with other financial covenants, as defined in the Amended Credit Agreement. The Company was not in compliance with the EBITDA covenant as of December 31, 2003 and received a waiver. In February 2004, the Company and Silicon further amended the credit facility to replace the EBITDA covenant, with an adjusted minimum cash on hand requirement and a tangible net worth covenant.

      Pursuant to the loan commitment letter with Silicon, on February 12, 2003, the Company issued to Silicon a warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.44 per share. The fair value of the warrants issued totaled approximately $119,000, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility — 104%; expected life — five years; risk-free interest rate — 3.0%; and expected dividend yield — 0%. The loan fees and fair value of the warrants issued are being amortized to interest expense over the term of the Amended Credit Agreement.

      The Company had no borrowings under the Amended Credit Agreement as of December 31, 2003. The availability under the Amended Credit Agreement at December 31, 2003 was $7.8 million. (This amount does not include the effect of MCK on the Company’s borrowing ability because Silicon has not yet conducted an audit that would determine the amount of MCK receivables to be included in the borrowing base. In addition, the Company was not borrowing and did not need the additional borrowing availability. The Company estimates that including the MCK receivables would increase availability by approximately $1.5 million). The Company has an outstanding stand-by letter of credit in the amount of $200,000 at December 31, 2003, which would reduce borrowing capacity under the Amended Credit Agreement.

      In addition, the Company’s subsidiary MCK has an outstanding stand-by letter of credit, of which their landlord is the named beneficiary, in the amount of $1.5 million that is secured by restricted cash in the amount of $2.1 million at December 31, 2003. This letter of credit was cancelled and replaced in January 2004 with a letter of credit under the Company’s Amended Credit Agreement.

7.     Convertible Subordinated Debentures

      In connection with the Company’s acquisition of MessageClick, certain investors of MessageClick purchased $4.5 million of the Company’s 7.5% convertible subordinated debentures and warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $7.50 per share. The

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Convertible Subordinated Debentures — (Continued)

debentures are convertible into the Company’s common stock at a conversion price of $3.57. The convertible subordinated debentures are due November 22, 2005. The debentures have been discounted to reflect the fair value of the warrants issued, totaling approximately $1.4 million, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility — 88%; expected life — five years; risk-free interest rate — 5.5%; and expected dividend yield — 0%. The unamortized discount totaled approximately $521,000 at December 31, 2003. In addition, the Company paid certain private placement fees and attorney’s fees in connection with the sale of the debentures totaling $50,000. The fees are being amortized to interest expense over the term of the debentures. The net value of the convertible subordinated debentures is approximately $4.0 million at December 31, 2003.

      The Company issued $7.0 million of its 5% convertible subordinated debentures, along with warrants to purchase 364,584 shares of the Company’s common stock at an exercise price of $5.03 per share, during the year ended December 31, 2000. In January 2001, the Company modified the terms of its 5% convertible subordinated debentures. According to the modified terms of the convertible subordinated debentures, the Company repurchased $4.5 million of the outstanding $7.0 million of its 5% convertible subordinated debentures. Of the remaining $2.5 million in outstanding 5% convertible subordinated debentures, $1.5 million were converted by the investors into the Company’s common stock at a price of $1.40 per share. The remaining $1.0 million of 5% convertible subordinated debentures was converted at $1.19 per share. In connection with this modification, the Company issued warrants to purchase 945,378 shares of the Company’s common stock at an exercise price of $1.64 per share. The fair value of the warrants issued, totaled approximately $977,000, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility — 91%; expected life — five years; risk-free interest rate — 5.5%; and expected dividend yield — 0%. The cost of conversion, including the warrants issued, totaled $1.6 million in the year ended December 31, 2001.

      The cost of conversion is reflected as other expense in the consolidated statement of operations for the year ended December 31, 2001 and consisted of the following (in thousands):

Fair value of warrants issued	$977
Write off of related discount	365
Write off of related loan fees	165
Beneficial conversion	107
Legal and other costs	26

$1,640

8.     Reorganization Costs

      In the first and third quarters of 2003, the Company initiated reorganizations to accommodate the acquisition of the assets of Clarent and as a part of its effort to consolidate functions and improve operational efficiencies, the Company eliminated 25 positions held by employees. As a result of these actions, the Company recorded reorganization costs of $425,000 during the year ended December 31, 2003. The reorganization costs consist of severance costs and non-cash stock compensation expense related primarily to the acceleration of vesting of options.

      In the third and fourth quarters of 2002, the Company initiated certain restructuring plans. As a part of the Company’s efforts to improve operational efficiencies and financial performance the Company eliminated 42 positions held by employees. As a result of these actions, the Company recorded reorganization costs of $324,000 during the year ended December 31, 2002.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Shareholders’ Equity

Preferred Stock

      The Company originally authorized 1,000,000 shares of preferred stock, 30,000 of which were designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”). All 30,000 shares of the Series A Preferred Stock have been converted into 300,000 shares of the Company’s common stock.

      In 2001, concurrent with the acquisition of NACT, the Company issued and sold to Telemate.Net an aggregate of $15.0 million of Series B Preferred Stock at a price of $20.00 per share. Upon the acquisition of Telemate.Net, these shares were retired. There were no outstanding shares of the Company’s preferred stock at December 31, 2003 and 2002. Currently, there are 220,000 shares of undesignated preferred stock, which are authorized but unissued.

Private Placements

      On October 17, 2002, the Company issued 9,646,302 units of the Company’s securities (“Units”), with each Unit consisting of one share of common stock and a warrant to purchase one share of common stock, at a purchase price of $0.311 per Unit, resulting in aggregate proceeds of approximately $3.0 million less issuance costs of $15,000. Each warrant entitles the holder to purchase one share of restricted common stock at an exercise price of $0.311 per share. The warrants are immediately exercisable for a five-year period and are callable at any time following the date of issuance if the closing price of the Company’s common stock equals or exceeds $1.20 for ten consecutive trading days. In 2003, the Company exercised the call feature in these warrants resulting in aggregate proceeds of $3.0 million.

Stock Warrants

      In connection with various financing and acquisition transactions, and related services provided to the Company, the Company has issued warrants to purchase the Company’s common stock.

      During 2003, the Company issued 350,000 warrants in connection with the Company’s Original Credit Agreement (see Note 6). The warrants were exercised in 2003 resulting in aggregate proceeds of $154,000.

      During 2002, the Company issued 9,646,302 warrants in connections with the Company’s private placement on October 17, 2002, per above discussion, and 308,641 on May 15, 2002 in connection with the Company’s Original Credit Agreement (see Note 6). The Company exercised the call feature for the warrants related to the private placement. These warrants were exercised in 2003 resulting in aggregate proceeds of $3.2 million.

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

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Shareholders’ Equity — (Continued)

      A summary of warrants outstanding at December 31, 2003, is as follows:

		Weighted
	Number of	Average
	Outstanding	Exercise
Exercise Price	Warrants	Price	Expiration Date

$0.01	37,532	$0.01	September 2005 — October 2006
$1.50-$1.82	1,244,106	$1.63	August 2005 — January 2006
$3.09-$5.25	767,749	$4.21	January 2004 — October 2006
$5.62-$5.65	4,534,839	$5.65	February 2005 — September 2005
$5.88	1,275,970	$5.88	November 2005
$6.00	150,000	$6.00	October 2006

Total	8,010,196	$4.90

      As of December 31, 2003, all of the warrants are vested.

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

      The 1999 Plan also provides for stock purchase authorizations and stock bonus awards. Stock bonus awards totaling 86,000 have been granted under the 1999 Plan for the year ended December 31, 2002. None were awarded for 2003 and 2001. Total options remaining available for grant under the 1999 Plan as of December 31, 2003 were 1,958,752.

      Upon the acquisition of Telemate.Net in November 2001, the Company assumed the Telemate Stock Incentive Plan and the Telemate.Net Software, Inc. 1999 Stock Incentive Plan (the “Telemate.Net Plans”), and the options outstanding thereunder. The options outstanding under the Telemate.Net Plans were converted at a rate of 2.62 shares of the Company’s common stock per share of Telemate.Net’s common stock at the time of the acquisition and totaled 5,420,206 shares. These options, at the time of acquisition, had an estimated fair value of $1.8 million using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility — 128%; expected life — one year; risk-free interest rate — 3.3%; and expected dividend yield — 0%, and was included in the cost of the acquisition. The Company does not plan to issue any additional shares under the Telemate.Net Plans.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Stock Option Plan — (Continued)

      In connection with the acquisition of Telemate.Net, the Company recorded deferred compensation of approximately $131,000 for the aforementioned options granted by Telemate.Net prior to the acquisition which were exchanged for the Company’s options. The Company amortizes deferred compensation over three years, the weighted-average vesting period of the options. The Company amortized to non-cash compensation expense approximately $29,000, $48,000 and $8,000 of the deferred compensation related to these option grants for the years ended December 31, 2003, 2002 and 2001, respectively. The Company reduced deferred compensation due to forfeitures relating to these options totaling approximately $5,000 and $41,000 during the years ended December 31, 2003 and 2002, respectively.

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

      In connection with the acquisition of Cereus, the Company recorded deferred compensation of approximately $6.9 million for the aforementioned options granted by Cereus prior to the acquisition which were exchanged for the Company’s options. The Company amortizes deferred compensation over four years, the vesting period of the options. The Company amortized to non-cash compensation expense approximately $750,000, $1.1 million and $1.8 million of the deferred compensation related to these option grants for the years ended December 31, 2003, 2002 and 2001, respectively. The Company reduced deferred compensation due to forfeitures relating to these options totaling approximately $155,000 and $1.2 million during the years ended December 31, 2002 and 2001, respectively.

      Prior to the Company’s acquisition of Cereus, Cereus granted stock warrants totaling 3,680,000 in 2000 to certain employees and directors outside the Cereus Plan in addition to the warrants discussed in Note 9. These stock warrants have contractual terms of 5-10 years. The majority of these warrants have an exercise price equal to the fair market value of Cereus’s common stock at the grant date. The warrants granted in 2000 vest over various terms not to exceed seven years, beginning on the date of the grant. These warrants were assumed by the Company and converted as contemplated in the merger agreement with respect to the Company’s acquisition of Cereus to 6,440,000 warrants at the time of the Cereus acquisition. The fair value of these warrants at the time of the acquisition, estimated to be $15.5 million using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility — 88%; expected life — five years; risk-free interest rate — 5.5%; and expected dividend yield — 0%, was included in the cost of the acquisition.

      The Company accelerated vesting and extended exercise dates on options for certain terminated individuals in connection with reorganizations during 2003 and 2002 (see Note 8). As a result, the Company recorded a non-cash charges of approximately $219,000 and $23,000 for the years ended December 31, 2003 and 2002, respectively, representing the value of the accelerated vesting and extended exercise dates for certain terminated employees. The expense is included in reorganization costs.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Stock Option Plan — (Continued)

      A summary of the status of the Company’s stock options granted to employees, and the above warrants granted by Cereus, prior to its acquisition by the Company, as of December 31, 2003, December 31, 2002, and December 31, 2001 and the changes during the years ended on these dates is presented below:

	2003		2002		2001

	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares of	Average	Shares of	Average	Shares of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding at beginning of the year	15,798,288	$2.13	18,029,478	$2.57	14,599,370	$4.19
Granted	4,863,197	1.07	1,366,300	1.46	9,547,453	0.90
Exercised	3,702,017	0.55	847,082	0.34	1,090,702	0.60
Forfeited	2,231,704	2.52	2,750,408	5.10	5,026,643	4.53
Expired	—	—	—	—	—	—

Outstanding at end of year	14,727,764	2.13	15,798,288	2.13	18,029,478	2.57

Exercisable at end of year	10,143,506	2.29	9,901,956	2.16	8,210,833	2.49

Weighted-average fair value of all options granted		0.85		0.70		0.75
Weighted-average remaining contractual life of outstanding options		6.99		6.46		7.69

      The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Assumption	2003	2002	2001

Expected Term	4.00	4.00	4.00
Expected Volatility	115.00%	110.00%	130.00%
Expected Dividend Yield	0.00%	0.00%	0.00%
Risk-Free Interest Rate	3.00%	3.00%	3.32%

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Stock Option Plan — (Continued)

      The following table summarizes information about employee stock options and the above warrants granted by Cereus, prior to its acquisition by the Company, outstanding at December 31, 2003:

	Options and Warrants		Options and Warrants
	Outstanding		Exercisable

	Number		Number
	Outstanding	Wgtd. Avg.	Exercisable	Wgtd. Avg.
Range of Exercise Prices	at 12/31/03	Exercise Price	at 12/31/03	Exercise Price

$0.19 to $0.50	3,713,881	$0.42	2,240,131	$0.40
$0.51 to $1.19	1,802,330	0.94	870,717	0.86
$1.20 to $1.50	468,000	1.44	414,750	1.46
$1.51 to $2.14	4,592,619	2.14	3,661,369	2.14
$2.15 to $3.05	290,690	2.75	282,226	2.75
$3.06 to $4.00	1,795,734	3.50	920,859	3.44
$4.01 to $5.00	1,381,435	4.23	1,074,535	4.25
$5.01 to $18.00	683,075	6.77	678,919	6.77

$0.19 to $18.00	14,727,764	$2.13	10,143,506	$2.29

      If the Company had used the fair value-based method of accounting for its stock option and incentive plans and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, then the net loss and net loss per common share would have been increased to the following pro forma amounts (in thousands, except for per share amounts):

	2003	2002	2001

Net loss, as reported	$(18,287)	$(2,726)	$(147,615)
Add: Stock-based compensation expense included in net loss	780	1,173	1,766
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,146)	(3,296)	(4,114)

Pro forma net loss	$(20,653)	$(4,849)	$(149,963)

Net loss per common share As reported	$(0.18)	$(0.03)	$(2.71)
Pro forma	(0.21)	(0.06)	(2.76)

11.     Income Taxes

      The components of loss from continuing operations, before income taxes were (in thousands):

	Years Ended December 31,

	2003	2002	2001

Domestic	$(17,421)	$(2,595)	$(11,417)
Foreign	(866)	—	—

	$(18,287)	$(2,595)	$(11,417)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Income Taxes — (Continued)

      The significant components of income taxes for continuing operations are as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Income Taxes:
Currently Payable:
Domestic	$—	$(200)	$100
Foreign	—	—	—

	—	(200)	100
Deferred
Domestic	—	—	—
Foreign	—	—	—

	—	—	—

Income Tax (Benefit) Expense	$—	$(200)	$100

      A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax was as follows:

	Years Ended December 31,

	2003	2002	2001

Statutory U.S. rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(4.0)	(4.0)	(4.0)
Non-deductible charges for intangibles	23.3	7.5	29.3
Effect of acquisitions	—	—	(8.4)
Effect of valuation allowance	17.2	1.2	8.3
Other permanent differences	(8.4)	15.2	8.9
Non-deductible compensation	0.0	0.9	—
Effect of expiring net operating loss	5.9	13.2	—
Reversal of accrued exposure no longer necessary	—	(6.8)	—

Total income tax expense (benefit)	0.0%	(6.8)%	0.1%

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Income Taxes — (Continued)

      Deferred income taxes are recognized to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$63,133	$48,161
Capital loss carryforwards	269	269
Research and development credits	1,248	1,248
Foreign research and development expenses	1,502	—
Foreign investment tax credits	1,246	—
Unearned revenue	1,906	2,044
Reserves	3,875	1,929
Compensation accruals	423	1,843
Intangible assets	705	2,099
Depreciable assets	2,791	1,182
Other	235	—
Valuation allowance	(77,333)	(58,775)

Net deferred tax asset	$—	$—

      The valuation allowance for deferred tax assets as of December 31, 2003, was approximately $77.3 million. The increase of $18.5 million in the total valuation allowance for 2003 is due partly to the establishment of valuation reserves on acquired deferred tax assets ($15.4 million) and partly to increases in above described temporary differences on which a valuation allowance was provided.

      Substantially all of the companies deferred tax assets are attributable to acquisitions accounted for as purchase transactions. The valuation allowances associated with these deferred assets will be credited to goodwill if and when realized. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company’s management believes it is more likely than not the Company will not realize the benefits of the deferred tax assets, net of existing valuation allowances, as of December 31, 2003 and 2002.

      At December 31, 2003, the Company had net operating loss (“NOL”) carry-forwards of approximately $162.1 million and other business tax credits of approximately $1.2 million, a substantial portion of which are subject to certain limitations under the Internal Revenue Code Section 382. If not utilized, the NOLs will begin expiring in years 2004 through 2023. In addition the Company had foreign investment tax credits totaling approximately $1.2 million which begin expiring in years 2009 through 2013.

12.     Savings and Retirement Plan

      The Company sponsors a 401(k) savings and retirement plan which is available to all eligible employees. Under the plan, the Company may make a discretionary matching contribution. Discretionary matching contributions were approximately $266,000, $209,000 and $132,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Employee Stock Purchase Plan

      On November 16, 1999, the Company adopted the Verso Technologies, Inc. 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”), which offers employees the right to purchase shares of the Company’s common stock at 85% of the market price, as defined. Under the Stock Purchase Plan, full-time or part-time employees, except persons owning 5% or more of the Company’s common stock, who have worked for the Company for at least 15 consecutive days before the beginning of the offering period are eligible to participate in the Stock Purchase Plan. Employees may elect to have withheld up to 10% of their annual salary up to a maximum of $25,000 per year to be applied to the purchase of the Company’s unissued common stock. The purchase price is generally equal to 85% of the lesser of the market price on the beginning or ending date of the offering periods under the Stock Purchase Plan. A maximum of 1,000,000 shares of the Company’s common stock may be purchased under the Stock Purchase Plan. Shares issued under the Stock Purchase Plan were 166,160, 290,171 and 211,965 for the years ended December 31, 2003, 2002 and 2001, respectively.

14.     Other Commitments and Contingencies

Leases

      The Company leases office space and certain equipment under operating leases which expire at various dates through 2010 with some leases containing options for renewal. Rent expense for continuing operations under these leases was $3.1 million, $2.3 million and $1.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      As of December 31, 2003, approximate future commitments under operating leases and future minimum rentals to be received under noncancelable subleases in excess of one year are as follows (in thousands):

				Accrued Costs of
		Discontinued Operations		MCK Acquisition
		(See Note 5)		(See Note 3)
	Continuing
	Operations	Leases	Subleases	Leases	Subleases

2004	$2,974	$988	$(706)	$1,345	$(686)
2005	2,826	378	(230)	1,295	(686)
2006	2,363	370	(214)	1,314	(686)
2007	2,088	378	(156)	439	(229)
2008	2,076	386	(160)	—	—
Thereafter	2,065	394	(164)	—	—

Total	$14,392	$2,894	$(1,630)	$4,393	$(2,287)

15.     Segment Information

      The Company reports information for two segments, the Carrier Solutions Group and the Enterprise Solutions Group.

Carrier Solutions Group:	The Company’s Carrier Solutions Group consists of the operations of the Company’s Clarent softswitching division and the Company’s switching subsidiary, NACT. The Company’s Carrier Solutions Group includes hardware and software, integration, applications and technical training and support. Management evaluates the business segment performance based on contributions before unallocated items. Inter-segment sales and transfers are not significant.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Segment Information — (Continued)

Enterprise Solutions Group:	The Company’s Enterprise Solutions Group consists of the operations of the Company’s Clarent Netperformer division, the Company’s subsidiaries Telemate.Net and MCK and the Company’s customer response center services. The Enterprise Solutions Group offers hardware-based solutions (which include software) for companies seeking to build private, packet-based voice and data networks. Additionally, the Enterprise Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices. These solutions are supported by the Company’s customer response center services, which include outsourced technical support and application installation and training services. Management evaluates the business segment performance based on contributions before unallocated items. Inter- segment sales and transfers are not significant.

      Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Carrier	Enterprise
	Solutions	Solutions
	Group	Group	Total

For the Years Ended December 31,
2003
Revenue	$29,744	$29,754	$59,498
Contribution (loss) before unallocated items	(195)	7,357	7,162
Goodwill	10,170	6,058	16,228
Total assets	28,279	20,927	49,206

2002
Revenue	$26,319	$18,479	$44,798
Contribution before unallocated items	3,487	6,170	9,657
Goodwill	10,170	2,515	12,685
Total assets	28,045	6,218	34,263

2001
Revenue	$15,773	$14,126	$29,899
Contribution before unallocated items	3,569	1,877	5,446
Goodwill	10,170	2,515	12,685
Total assets	26,205	5,458	31,663

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Segment Information — (Continued)

      The following table reconciles the total contribution before unallocated items to the loss from continuing operations (in thousands):

	Years Ended December 31,

	2003	2002	2001

Contribution before unallocated items, per above	$7,162	$9,657	$5,446
Corporate and administrative expenses	(8,000)	(7,168)	(8,628)
Depreciation	(2,900)	(2,730)	(2,160)
Amortization of intangibles	(1,317)	(592)	(1,511)
Deferred compensation	(780)	(1,173)	(1,766)
Write-down of goodwill	(10,930)	—	—
Reorganization costs	(425)	(324)	—
Other income	338	881	(1,437)
Equity in income (loss) of investment	73	(5)	—
Interest expense, net	(1,508)	(1,141)	(1,361)
Income taxes	—	200	(100)

Loss from continuing operations	$(18,287)	$(2,395)	$(11,517)

      The following table reconciles the segment total assets to the Company’s total assets:

	Years Ended
	December 31,

	2003	2002

Total assets before unallocated items, per above	$49,206	$34,263
Corporate assets:
Cash and cash equivalents	7,654	692
Restricted cash	2,290	300
Other current assets	144	592
Property and equipment, net	3,285	3,388
Investment	673	600

	$63,252	$39,835

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

	Canada	United States	Total

For the Year Ended December 31,
2003
Revenue	$—	$59,498	$59,498
Contribution before unallocated items	(3,670)	10,832	7,162
Total Assets	1,514	61,738	63,252

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Other Events

Settlement with RSL Communications, Ltd. and Affiliates

      On or about July 6, 2000, RSL Communications, Ltd., (together with certain of its affiliates (collectively, “RSL”)) filed with the American Arbitration Association (“AAA”) a demand for arbitration against NACT, which became a wholly-owned subsidiary of the Company on July 27, 2001. In the arbitration, RSL claimed that, pursuant to a Sales Agreement between RSL and NACT, NACT breached its obligation to indemnify and defend RSL against patent infringement claims made against RSL by Aerotel, Ltd. in an action pending in the United States District Court for the Southern District of New York. RSL sought to recover from NACT amounts paid by RSL to defend itself in such patent infringement action, which RSL claimed was approximately $2.0 million, together with other unspecified damages resulting from NACT’s alleged breach. On March 13, 2002, the Company entered into a Settlement Agreement and General Release (the “RSL Settlement Agreement”) with RSL, which provided that the Company issue to RSL 523,430 shares of the Company’s common stock (the “Settlement Shares”) and deposit $200,000 in escrow. Pursuant to the terms of the RSL Settlement Agreement, the Company filed with the Securities and Exchange Commission (“SEC”) a Registration Statement on Form S-3 covering the resale of the Settlement Shares (the “Registration Statement”), which Registration Statement was declared effective by the SEC on June 17, 2002. On June 17, 2002, the Company issued 523,430 shares of the Company’s common stock with a market value on the effective date of the Registration Statement of approximately $403,000 and the $200,000 plus accrued interest held in escrow was released to RSL at that time. These obligations have been accrued for in the prior year.

Settlement of Certain Litigation

      On or about February 8, 2002, William P. O’Reilly, a former executive officer and director of the Company; Montana Corporation, Mr. O’Reilly’s consulting company; Clunet R. Lewis, a former officer of the Company; and CLR Enterprises, Inc., Mr. Lewis’ consulting company, filed with the AAA a demand for arbitration against the Company. Messrs. O’Reilly and Lewis and their respective consulting companies sought to have enforced the Consulting Agreements dated April 1, 1999, as amended, to which they and the Company are parties (the “Consulting Agreements”). Messrs. O’Reilly and Lewis claimed that the Company’s attempt by written notice dated June 1, 2001, to terminate the Consulting Agreements effective March 31, 2002, was ineffective and, as a result, such Consulting Agreements have automatically renewed for additional two-year terms, which terms expire on March 31, 2004. Under the terms of the Consulting Agreements, Messrs. O’Reilly and Lewis are to receive, among other things, consulting fees of $250,000 and $240,000 per year, respectively. The Company denied their claims, and the matter was presented to an AAA arbitrator in a hearing held on December 10, 2002. While the matter remained pending before the arbitrator for decision, the parties settled the claims presented in the arbitration proceeding pursuant to that certain Arbitration Award Agreement, dated as of February 3, 2003, between Mr. O’Reilly, Montana Corporation and the Company and that certain Arbitration Award Agreement, dated as of February 3, 2003, between Mr. Lewis, CLR Enterprises, Inc. and the Company (together, the “Arbitration Award Agreements”). Pursuant to the Arbitration Award Agreements, (i) on February 4, 2003, the Company issued to each of Mr. O’Reilly and Mr. Lewis 275,000 restricted shares of the Company’s common stock; and (ii) on March 14, 2003, the Company entered into thirty-month consulting agreements with each of Mr. O’Reilly and Mr. Lewis (together, the “New Consulting Agreements”). During the terms of the New Consulting Agreements, the Company shall pay to Mr. O’Reilly and Mr. Lewis an aggregate of approximately $173,000 and $160,000, respectively, in three installment payments, payable entirely in shares of the Company’s common stock, valued at the average closing price per share for a period of twenty trading days prior to the date the installment payments are due. The Arbitration Award Agreements provide that the consideration set forth therein and in the New Consulting Agreements shall be full satisfaction of any and all amounts the AAA arbitrator may

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Other Events — (Continued)

award. On March 14, 2003, the AAA arbitrator awarded $250,000 and $240,000 to Mr. O’Reilly and Mr. Lewis, respectively. These items were accrued in 2002.

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

      On or about April 29, 2002, Omni Systems of Georgia, Inc. (“Omni”) and Joseph T. Dyer (“Dyer”) filed with the AAA a demand for arbitration against the Company and Eltrax International, Inc., a wholly-owned subsidiary of the Company (“Eltrax International”). Omni and Dyer claimed that the Company and Eltrax International breached that certain Assignment dated as of August 31, 1998, among Eltrax International, Dyer and Omni (the “Assignment”), which was executed in connection with the Company’s acquisition of Encore Systems, Inc., Global Systems and Support, Inc. and Five Star Systems, Inc. (collectively, the “Encore Group”) in 1998. Pursuant to the Assignment, Omni and Dyer assigned and transferred to Eltrax International all of their right, title and interest in and to a certain computer software property management system in exchange for a one-time payment. The Assignment also provided for an earn-out component of the acquisition consisting of certain contingent monthly payments equal to a percentage of the maintenance and licensing net revenues received by Eltrax International with respect to a certain contract. Omni and Dyer claimed that the Company and Eltrax International had not paid to Omni and Dyer the contingent monthly payments owed to them pursuant to the Assignment beginning in June 2002. Omni and Dyer sought recovery of over $400,000 for contingent monthly payments allegedly owed for the period from May 15, 2002 through January 2003, plus payments in like amounts going forward, together with interest thereon, attorneys’ fees and expenses. In January 2003, the matter was heard for six days by a three-arbitrator panel of the AAA. On April 1, 2003, the Company received notice that the AAA panel awarded to Omni and Dyer (i) payments and interest thereon with respect to the Assignment in the aggregate amount of approximately $506,000; and (ii) attorneys’ fees and expenses, excluding expenses of the AAA, in the aggregate amount of approximately $199,000 (net of attorneys’ fees and expenses awarded to the Company), which amounts are to be paid by Eltrax International (and not the Company) no later than April 30, 2003. Additionally, the AAA panel determined that Eltrax International (and not the Company) will be liable for future payments as they become due in accordance with the terms of the Assignment. The Company estimates that the payments to be made by Eltrax International through 2007, pursuant to the award of the AAA panel, will total approximately $2.4 million. These payments are additional cost of the Company’s acquisition of the Encore Group. Accordingly, the Company accrued the total amount of the estimated payments and increased intangibles by $2.4 million. The long-term portion of the estimated payments is included on the Company’s consolidated balance sheet in other long-term liabilities. The outstanding liability at December 31, 2003 is $1.1 million, including $519,000 in other long-term liabilities.

17.     Litigation

      From time to time, the Company is involved in litigation with customers, vendors, suppliers and others in the ordinary course of business, and a number of such claims may exist at any given time. All such existing proceedings are not expected to have a material adverse impact on the Company’s results of operations or financial condition. In addition, the Company or its subsidiaries are a party to the proceedings discussed below.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Litigation — (Continued)

      In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the MCK’s common stock between the date of MCK’s initial public offering and December 6, 2000. The complaint named as defendants MCK and certain of its former officers and other parties as underwriters of its initial public offering (the “MCK defendants”). The plaintiffs allege, among other things, that MCK’s prospectus, contained in the Registration Statement on Form S-1 filed with the SEC, was materially false and misleading because it failed to disclose that the investment banks which underwrote MCK’s initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of MCK’s common stock after the initial public offering. This case is one of many with substantially similar allegations known as the “Laddering Cases” filed before the Southern District of New York against a variety of unrelated issuers (the “Issuers”), directors and officers (the “Laddering Directors and Officers”) and underwriters (the “Underwriters”), and have been consolidated for pre-trial purposes before one judge to assist with administration. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. After a hearing on the motion to dismiss the Court, on February 19, 2003, denied dismissal of the claims against MCK as well as other Issuers. Although MCK believes that the claims asserted are meritless, MCK and other Issuers have negotiated a tentative settlement with the plaintiffs. The terms of the tentative settlement agreement provide, among other things, that (i) the insurers of the Issuers will deliver a surety undertaking in the amount of $1 billion payable to the plaintiffs to settle the actions against all Issuers and the Laddering Directors and Officers; (ii) each Issuer will assign to a litigation trust, for the benefit of the plaintiffs, any claims it may have against its Underwriters in the initial public offering for excess compensation in the form of fees or commissions paid to such Underwriters by their customers for allocation of initial public offering shares; (iii) the plaintiffs will release all claims against the Issuers and the Laddering Directors and Officers asserted or which could have been asserted in the actions arising out of the factual allegations of the amended complaints; and (iv) appropriate releases and bar orders and, if necessary, judgment reductions, will be entered to preclude the Underwriters and any non-settling defendants from recovering any amounts from the settling Issuers or the Laddering Directors and Officers by way of contribution or indemnification. Prior to the Company’s acquisition of MCK, MCK’s board of directors voted to approve the tentative settlement. The proposed settlement is subject to acceptance by the other Issuers and court approval. No provision was recorded for this matter in the financial statements of MCK prepared prior to its acquisition by the Company because MCK believed that its portion of the proposed settlement would be paid by its insurance carrier. The Company agrees with MCK’s treatment of this matter. While a final agreement has not been executed, MCK expects to finalize the agreement in the next several months.

      MCK has been named a defendant in a lawsuit filed in Norfolk County, Massachusetts by Entrata Communications, Inc. (“Entrata”). Entrata Communications Inc. v. Superwire.com Inc. and MCK, Inc. arises out of a dispute between Entrata and one of its largest shareholders, Superwire.com, Inc. (“Superwire”). Pursuant to a contract with Entrata, MCK was obligated to pay Entrata $750,000 in early 2002. In order to take advantage of a $100,000 discount offered for early payment, MCK paid Entrata $650,000 in November 2001, in full satisfaction of its contractual obligations. The funds were placed in escrow with Superwire’s California law firm, Jeffers, Shaff & Falk, LLP (“JSF”), which agreed not to disburse the funds until the dispute between Entrata and Superwire had been resolved. Nevertheless, Entrata contends that it never received the funds from MCK and that the funds were diverted to Superwire and JSF. Through the lawsuit, Entrata seeks to recover from both MCK and Superwire the $750,000 that MCK would have owed in 2002. MCK has asserted counterclaims against Entrata, and cross-claims against Superwire, for fraud and breach of contract. On October 11, 2002, Superwire and Entrata filed cross-motions for summary judgment

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Litigation — (Continued)

against each other. The court denied both motions on March 13, 2003. Following denial of the cross-motions for summary judgment, MCK filed a motion to add JSF and two of its partners, Barry D. Falk and Mark R. Ziebell, as third-party defendants. The court had given the parties until March 17, 2004 to complete discovery. Before the completion of the discovery period, Entrata filed a Chapter 7 bankruptcy proceeding pursuant to the United States Bankruptcy Code. MCK has not as of yet been notified by the trustee of Entrata’s estate as to whether the trustee will pursue the claims against MCK. If such claims are pursued, then the Company intends to defend the claims against MCK and prosecute its counterclaims and third-party claims. No amounts, other than the original payment, were provided for this matter in the financial statements of MCK prepared prior to its acquisition by the Company. The Company believes that the claim against MCK is without merit.

18.     Subsequent Event

Private Placement

      On February 25, 2004, the Company issued, in a private placement, 9.8 million shares of its common stock and warrants to purchase 2.5 million shares of its common stock for an aggregate purchase price of $17.7 million, or $1.80 per share. The warrants issued in connection with the private placement are exercisable for a period of seven years and at an exercise price of $2.30 per share. The Company received approximately $16.25 million, net of expenses.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Verso Technologies, Inc.:

      Under date of February 27, 2004, we reported on the consolidated balance sheets of Verso Technologies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

/s/ KPMG LLP

Atlanta, Georgia

February 27, 2004

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charges to
	beginning of	costs and	Allowances		Balance at end
Description	period	expenses	acquired	Deductions	of period

Allowance for doubtful accounts:
2003	$(1,853,000)	$(2,505,000)	$(560,000)	$2,923,000	$(1,995,000)
2002	$(2,455,000)	$(1,760,000)	$—	$2,362,000	$(1,853,000)
2001	$(401,000)	$(1,516,000)	$(1,454,000)	$916,000	$(2,455,000)
Deferred tax valuation allowance:
2003	$(58,775,000)	$(15,033,000)	$(3,525,000)	$—	$(77,333,000)
2002	$(58,740,000)	$(35,000)	$—	$—	$(58,775,000)
2001	$(46,402,000)	$(12,338,000)	$—	$—	$(58,740,000)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSO TECHNOLOGIES, INC.

By:	/s/ STEVEN A. ODOM

Steven A. Odom
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ PAUL R. GARCIA Paul R. Garcia	Director	March 15, 2004

/s/ GARY H. HECK Gary H. Heck	President, Chief Operating Officer and Director	March 15, 2004

/s/ AMY L. NEWMARK Amy L. Newmark	Director	March 15, 2004

/s/ STEVEN A. ODOM Steven A. Odom	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 15, 2004

/s/ STEPHEN E. RAVILLE Stephen E. Raville	Director	March 15, 2004

/s/ JULIET M. REISING Juliet M. Reising	Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director (Principal Accounting and Financial Officer)	March 15, 2004

/s/ JOSEPH R. WRIGHT, JR. Joseph R. Wright, Jr.	Director	March 15, 2004

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing

2.1	Second Amended and Restated Agreement and Plan of Merger dated as of July 27, 2000, among the Registrant, Solemn Acquisition Corporation and Cereus Technology Partners, Inc.	Incorporated by reference to Appendix A to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333- 43224).
2.2	Agreement and Plan of Merger dated as of August 31, 1998, among the Registrant, Encore Acquiring Corporation, Encore Systems, Inc., Global Systems and Support, Inc., Five Star Systems, Inc., Penelope A. Sellers and Joseph T. Dyer.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 10, 1998.
2.3	Agreement and Plan of Merger dated as of November 11, 1998, among the Registrant, Sulcus Hospitality Technologies Corp. and Sulcus Acquiring Corporation.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 filed February 16, 1999 (File No. 333-68699).
2.4	Stock Purchase Agreement dated as of October 26, 2000, among the Registrant, Squirrel Systems, Inc., Squirrel Systems of Canada Ltd. and SQS Acquisitions Inc.	Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
2.5	Agreement and Plan of Merger dated October 31, 2000, among the Registrant, MessageClick, Inc. and MCLICK Acquisition Corporation (the “MessageClick Merger Agreement”).	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
2.6	First Amendment to the Agreement and Plan of Merger dated as of November 9, 2000, among the Registrant, MessageClick, Inc. and MCLICK Acquisition Corporation.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
2.7	Second Amendment to the Agreement and Plan of Merger dated as of November 10, 2000, among the Registrant, MessageClick, Inc. and MCLICK Acquisition Corporation.	Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
2.8	Agreement for the Purchase and Sale of Assets dated as of September 28, 2000, among the Registrant, AremisSoft Corporation and Eltrax Hospitality Group, Inc. (the “AremisSoft Agreement”).	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.9	Letter amending the AremisSoft Agreement dated as of October 18, 2000.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.10	Letter amending the AremisSoft Agreement dated as of November 22, 2000.	Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.11	Form of Agreement between AremisSoft Norway AS and Eltrax System Scandinavia AS.	Incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.12	Form of Agreement among the Registrant, AremisSoft Corporation, AremisSoft Hospitality (Switzerland) GmbH, Eltrax AG and Eltrax Holdings AG.	Incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.

Exhibit No.	Exhibit	Method of Filing

2.13	Form of Agreement among the Registrant, AremisSoft Corporation, AremisSoft Australia Pty Limited, Eltrax Systems Pty Ltd. and Eltrax International Group, Inc.	Incorporated by reference to Exhibit 2.6 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.14	Form of Agreement among the Registrant, AremisSoft Corporation, AremisSoft Hospitality (UK) Limited and Eltrax Hospitality UK Ltd.	Incorporated by reference to Exhibit 2.7 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.15	Form of Agreement among the Registrant, AremisSoft Corporation, Impact Level (M) Sdn. Bhd., Eltrax Systems Sdn. Bhd. and Eltrax International Inc.	Incorporated by reference to Exhibit 2.8 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.16	Form of Agreement among the Registrant, AremisSoft Hospitality Group (US), Inc. and Eltrax Group, Inc.	Incorporated by reference to Exhibit 2.9 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.17	Form of Agreement among the Registrant, AremisSoft Corporation, AremisSoft (HK) Corporation Limited, Eltrax Systems Pty Limited and Eltrax International Inc.	Incorporated by reference to Exhibit 2.10 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.18	Form of Agreement among the Registrant, AremisSoft Corporation, Latin America One Pte Ltd. and Eltrax Systems Pte Ltd.	Incorporated by reference to Exhibit 2.11 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.19	Agreement and Plan of Merger dated as of May 4, 2001, among the Registrant, Telemate.Net Software, Inc. and Titan Acquiring Sub, Inc. (the “Telemate.Net Merger Agreement”).	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 16, 2001.
2.20	First Amendment to the Telemate.Net Merger Agreement dated as of June 1, 2001.	Incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K/ A filed June 5, 2001.
2.21	Stock Purchase Agreement dated as of May 4, 2001, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed June 5, 2001.
2.22	Series B Preferred Stock Purchase Agreement dated as of May 4, 2001, between the Registrant and Telemate.Net Software, Inc. (the “Series B Stock Purchase Agreement”).	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 16, 2001.
2.23	First Amendment to the Series B Stock Purchase Agreement dated as of June 1, 2001, between the Registrant and Telemate.Net Software, Inc.	Incorporated by reference to Exhibit 99.2 to Amendment No 1 to the Registrant’s Current Report on Form 8-K/ A filed June 5, 2001.
2.24	Second Amendment to the Series B Stock Purchase Agreement dated as of July 27, 2001, between the Registrant and Telemate.Net Software, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed August 10, 2001.
2.25	Agreement and Plan of Merger dated as of January 10, 2001, among the Registrant, SS & Co., Inc. and Senercomm, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

Exhibit No.	Exhibit	Method of Filing

2.26	Asset Purchase Agreement dated as of December 13, 2002, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2002.
2.27	First Amendment to the Asset Purchase Agreement dated as of February 4, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
2.28	Agreement and Plan of Merger dated as of April 21, 2003, among the Registrant, Mickey Acquiring Sub, Inc. and MCK Communications, Inc. (The schedules to the Agreement and Plan of Merger have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2003.
2.29	First Amendment to the Agreement and Plan of Merger dated as of April 21, 2003, among the Registrant, Mickey Acquiring Sub, Inc. and MCK Communications, Inc.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on April 23, 2003.
2.30	Second Amendment to the Agreement and Plan of Merger dated as of June 13, 2003, among the Registrant, Mickey Acquiring Sub, Inc. and MCK Communications, Inc.	Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on June 17, 2003.
2.31	Securities Purchase Agreement dated as of February 20, 2004, among the Registrant and each of the Investors signatory thereto. (The schedules to the Securities Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2004.
3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-18 (File No. 33-51456).
3.2	Amendment to the Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 2, 2000.
3.3	Amendment to the Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 19, 2001.
3.4	Bylaws of the Registrant, as amended.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
3.5	Amendment to the Bylaws of the Registrant, as amended.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 19, 2001.
4.1	Specimen form of the Registrant’s common stock certificate.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-18 (File No. 33-51456).

Exhibit No.	Exhibit	Method of Filing

4.2	Warrant dated October 31, 1996, to purchase 106,250 shares of the Registrant’s common stock granted to Walter C. Lovett.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed November 12, 1996.
4.3	Warrant dated October 31, 1996, to purchase 106,250 shares of the Registrant’s common stock granted to Douglas L. Roberson.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 12, 1996.
4.4	Registration Rights Agreement dated as of July 27, 2000, among the Registrant, Strong River Investments, Inc. and Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333- 43224).
4.5	Warrant dated as of July 27, 2000, to purchase 104,168 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.6	Warrant dated as of July 27, 2000, to purchase 104,168 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.7	Warrant dated as of July 27, 2000, to purchase 26,041 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.8	Warrant dated as of July 27, 2000, to purchase 26,041 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.8	Warrant dated as of July 27, 2000, to purchase 52,083 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.10	Warrant dated as of July 27, 2000, to purchase 52,083 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.11	Warrant dated as of September 29, 2000, to purchase 1,750,000 shares of the Registrant’s common stock granted to Steven A. Odom. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.12	Warrant dated as of September 29, 2000, to purchase 875,000 shares of the Registrant’s common stock granted to James M. Logsdon. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.13	Warrant dated as of September 29, 2000, to purchase 665,000 shares of the Registrant’s common stock granted to Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

Exhibit No.	Exhibit	Method of Filing

4.14	Warrant dated as of August 21, 2000, to purchase 300,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Steven A. Odom. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.15	Warrant dated as of August 21, 2000, to purchase 100,000 shares of Cereus Technology Partners, Inc.’s common stock granted to James M. Logsdon. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.16	Warrant dated as of August 21, 2000, to purchase 350,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.17	Warrant dated as of August 21, 2000, to purchase 250,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.18	Warrant dated as of August 21, 2000, to purchase 50,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Peter Pamplin. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.19	Warrant dated as of January 30, 2001, to purchase 83,334 shares of the Registrant’s common stock granted to PNC Bank, National Association.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.20	Warrant dated as of January 30, 2001, to purchase 472,689 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.21	Warrant dated as of January 30, 2001, to purchase 472,689 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.22	Form of Warrant issued in connection with the MessageClick Merger Agreement.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
4.23	Form of Registration Rights Agreement entered into in connection with the MessageClick Merger Agreement.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
4.24	Form of 7.5% Convertible Debenture issued in connection with the Convertible Debenture and Warrant Purchase Agreement between the Registrant and the Purchasers named therein (the “Debenture Purchase Agreement”).	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
4.25	Form of Warrant issued in connection with the Debenture Purchase Agreement.	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.

Exhibit No.	Exhibit	Method of Filing

4.26	Form of Registration Rights Agreement entered into in connection with the Debenture Purchase Agreement.	Incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
4.27	Registration Rights Agreement dated as of February 8, 2000, among Cereus Technology Partners, Inc. and the stockholders party thereto.	Incorporated by reference to Exhibit 4(e) to Cereus Technology Partners, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 1999.
4.28	Registration Rights Agreement dated as of August 18, 2000, among Cereus Technology Partners, Inc. and the stockholders party thereto.	Incorporated by reference to Exhibit 4.32 of the Registrant’s Annual Report for the year ended December 31, 2000.
4.29	Registration Rights Agreement dated as of September 15, 2000, among Cereus Technology Partners, Inc. and the stockholders party thereto.	Incorporated by reference to Exhibit 4.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
4.30	Registration Rights Agreement dated as of September 27, 2000, among Cereus Technology Partners, Inc. and the stockholders party thereto.	Incorporated by reference to Exhibit 4.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
4.31	Registration Rights Agreement dated as of July 27, 2002, entered into in connection with the Series B Stock Purchase Agreement.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2001.
4.32	Purchase Agreement dated as of January 18, 2001, among the Registrant, Strong River Investments, Inc. and Bay Harbor Investments, Inc. (the “Strong River Debenture Purchase Agreement”).	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.33	Amendment dated as of January 23, 2001, to the Strong River Debenture Purchase Agreement.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.34	Amendment dated as of January 25, 2001, to the Strong River Debenture Purchase Agreement.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.35	Registration Rights Agreement dated as of January 30, 2001, among the Registrant, Strong River Investments, Inc. and Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.36	Form of Warrant issued in connection with the Registrant’s acquisition of Telemate.Net Software, Inc.	Incorporated by reference to Exhibit 4.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
4.37	Warrant dated as of May 15, 2002, to purchase 308,641 shares of the Registrant’s common stock granted to Silicon Valley Bank.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.38	Registration Rights Agreement dated May 15, 2002, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

Exhibit No.	Exhibit	Method of Filing

4.39	Antidilution Agreement dated May 15, 2002, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.40	Convertible Secured Promissory Note dated April 25, 2002, executed by the Registrant in favor of WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.
4.41	Warrant to Purchase Stock dated as of February 12, 2003, to purchase 350,000 shares of the Registrant’s common stock granted to Silicon Valley Bank.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
4.42	Registration Rights Agreement dated as of February 12, 2003, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
4.43	Antidilution Agreement dated as of February 12, 2003, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
4.44	Form of Warrant issued in connection with the Registrant’s October 2002 private placement offering.	Incorporated by reference to Exhibit 4.45 to the Registrant’s Annual Report on Form 10-K for the period ending December 31, 2002.
4.45	Form of Registration Rights Agreement entered into in connection with the Registrant’s October 2002 private placement offering.	Incorporated by reference to Exhibit 4.46 to the Registrant’s Annual Report on Form 10-K for the period ending December 31, 2002.
4.46	Warrant Agreement dated as of August 17, 1999 to purchase 35,250 shares of AIM Group, Inc.’s stock granted to Randall P. Stern.	Incorporated by reference to Exhibit 4.10 to the Registrants Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.47	Warrant Agreement dated as of October 29, 1999 to purchase 11,750 shares of AIM Group, Inc.’s common stock granted to Randall P. Stern.	Incorporated by reference to Exhibit 4.11 to the Registrants Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.48	Warrant Agreement dated as of February 8, 2000 to purchase 85,500 shares of Cereus Technology Partners, Inc.’s common stock granted to Randall P. Stern.	Incorporated by reference to Exhibit 4.12 to the Registrants Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.49	Warrant Agreement dated as of August 17, 1999 to purchase 35,250 shares of AIM Group, Inc.’s stock granted to Burnham Securities, Inc.	Incorporated by reference to Exhibit 4.13 to the Registrants Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.50	Warrant Agreement dated as of October 29, 1999 to purchase 11,750 shares of AIM Group, Inc.’s common stock granted to Burnham Securities, Inc.	Incorporated by reference to Exhibit 4.14 to the Registrants Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.51	Warrant Agreement dated as of February 8, 2000 to purchase 85,500 shares of Cereus Technology Partners, Inc.’s common stock granted to Burnham Securities, Inc.	Incorporated by reference to Exhibit 4.15 to the Registrants Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.52	Warrant Agreement dated as of February 8, 2000 to purchase 5,250 shares of Cereus Technology Partners, Inc.’s common stock granted to Burnham Securities, Inc.	Incorporated by reference to Exhibit 4.16 to the Registrants Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).

Exhibit No.	Exhibit	Method of Filing

4.53	Warrant Agreement dated as of February 8, 2000 to purchase 5,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Jon M. Burnham.	Incorporated by reference to Exhibit 4.17 to the Registrants Registration Statement on Form S- 1/ A filed October 21, 2003 (File No. 333-108613).
4.54	Warrant Agreement dated as of February 8, 2000 to purchase 7,750 shares of Cereus Technology Partners, Inc.’s common stock granted Randall P. Stern.	Incorporated by reference to Exhibit 4.18 to the Registrants Registration Statement on Form S- 1/ A filed October 21, 2003 (File No. 333-108613).
4.55	Form of Warrant issued by the Registrant to each Investor in connection with the Registrant’s February 2004 private placement.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2004.
4.56	Form of Registration Rights Agreement among the Registrant and the Investors entered into in connection with the Registrant’s February 2004 private.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 26, 2004.
10.1	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-18 (File 33-51456).
10.2	Form of Non-Statutory Option Agreement.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-18 (File 33-51456).
10.3	Form of Non-Employee Director Stock Option Agreement.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 1993.
10.4	1992 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-18 (File No. 33-51456).
10.5	1995 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 1995.
10.6	1997 Stock Incentive Plan.	Incorporated by reference to the Registrant’s Proxy Statement for its 1997 Annual Meeting of Stockholders.
10.7	1998 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-4 filed February 16, 1999 (File No. 333-68699).
10.8	1999 Stock Incentive Plan.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed August 13, 1999.
10.9	First Amendment to the 1999 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
10.10	Amendment to the 1999 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the period ending December 31, 2002.

Exhibit No.	Exhibit	Method of Filing

10.11	1999 Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed December 8, 1999 (File No. 333-92337).
10.12	Real Estate Lease dated as of June 1, 1996, among Walt Lovett, Doug and Lisa Roberson, and Atlantic Network Systems, Inc.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the nine-month transition period ended December 31, 1996.
10.13	Lease Agreement dated as of September 15, 1996, among Burgoe/ Wyomissing Partners and Hi-Tech Connections, Inc.	Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1997.
10.14	Lease Agreement dated as of December 1, 1996, among JMG Development Co. Ltd. and DataComm Associates, Inc.	Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1997.
10.15	Amended and Restated Preferred Vendor Arrangement dated as of May 15, 1992, between Holiday Hospitality Corporation and Encore Systems, Inc.	Incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-4 filed February 16, 1999 (File No. 333-68699).
10.16	Office Lease Agreement dated as of September 20, 1999, between the Registrant and Galleria 400 LLC.	Incorporated by reference to Exhibit 10.51 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
10.17	First Amendment to Office Lease Agreement dated as of March 31, 2000, between the Registrant and Galleria 400 LLC.	Incorporated by reference to Exhibit 10.52 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
10.18	Convertible Debenture Purchase Agreement dated as of July 27, 2000, among the Registrant, Strong River Investments, Inc. and Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 10.53 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
10.19	Executive Employment Agreement dated as of September 29, 2000, between the Registrant and Steven A. Odom. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.20	Executive Employment Agreement dated as of September 29, 2000, between the Registrant and James M. Logsdon. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.21	Executive Employment Agreement dated as of September 29, 2000, between the Registrant and Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.22	Form of Escrow Agreement entered into in connection with the MessageClick Merger Agreement.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.

Exhibit No.	Exhibit	Method of Filing

10.23	Convertible Debenture and Warrant Purchase Agreement dated as of October 31, 2000, between the Registrant and the purchasers signatory thereto.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
10.24	Cereus Technology Partners, Inc. Directors’ Warrant Incentive Plan. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10(cc) to Cereus Technology Partners, Inc.’s Annual Report on Form 10-KSB40 for the year ended December 31, 1999.
10.25	Cereus Technology Partners, Inc. Outside Directors’ Warrant Plan. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10(dd) to Cereus Technology Partners, Inc.’s Annual Report on Form 10-KSB40 for the year ended December 31, 1999.
10.26	Assignment and Assumption Agreement dated as of September 29, 2000, between the Registrant and Cereus Technology Partners, Inc. assigning rights under the Registration Rights Agreements dated February 8, 2000, August 18, 2000, September 15, 2000, and September 27, 2000.	Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.27	Loan and Security Agreement dated December 14, 2001, among the Registrant, NACT Telecommunications, Inc., Telemate.Net Software, Inc. and Silicon Valley Bank, Commercial Finance Division.	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.28	Final Settlement Agreement and General Release dated as of March 13, 2002, among the Registrant, NACT Telecommunications, Inc., RSL COM U.S.A., Inc., and RSL COM Primecall, Inc.	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.29	Separation Agreement dated as of November 16, 2001, between Telemate.Net Software, Inc. and Richard L. Mauro. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.30	Separation Agreement dated as of November 16, 2001, between Telemate.Net Software, Inc. and Janet Van Pelt. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.31	Lease Agreement dated as of December 30, 1999, between NACT Telecommunications, Inc. and Boggess-Riverwoods Company, L.L.C.	Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.32	Instrument of Assumption and Substitution of Guarantor of Lease dated as of July 27, 2001, among the Registrant, World Access, Inc., Boggess Holdings, L.L.C. and NACT Telecommunications, Inc.	Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.33	Intellectual Property Security Agreement dated as of December 14, 2001, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit No.	Exhibit	Method of Filing

10.34	Intellectual Property Security Agreement dated as of December 14, 2001, between NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.35	Intellectual Property Security Agreement dated as of December 14, 2001, between Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.36	Form of Affiliate Agreement executed in connection with the Telemate.Net Merger Agreement.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated May 16, 2001.
10.37	Telemate.Net Software, Inc. 1999 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.13 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).
10.38	Amendment to the Telemate.Net 1999 Software, Inc. Stock Incentive Plan.	Incorporated by reference to Exhibit 10.18 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).
10.39	Telemate Stock Incentive Plan.	Incorporated by reference to Exhibit 10.10 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).
10.40	Amendment to Telemate Stock Incentive Plan.	Incorporated by reference to Exhibit 10.14 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).
10.41	Form of Indemnification Agreement entered into as of October 12, 2001, between the Registrant and each of its directors and non-director officers at the level of Vice-President and above.	Incorporated by reference to Appendix F-1 to the Registrant’s Registration Statement on Form S-4/ A filed October 12, 2001 (File No. 333-62262).
10.42	Settlement Agreement and General Release dated March 29, 2002, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.
10.43	Stipulation for Settlement and Mutual Release dated as of July 19, 2002, among the Registrant, AremisSoft Corporation, Softbrands, Inc. and others.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.44	Interest Purchase Agreement dated as of June 4, 2002, between the Registrant and NeTrue Communications, Inc.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.45	Security Agreement dated April 25, 2002, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.
10.46	Security Agreement dated April 25, 2002, among Telemate.Net Software, Inc., NACT Telecommunications, Inc. and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.

Exhibit No.	Exhibit	Method of Filing

10.47	Pledge Agreement dated April 25, 2002, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.
10.48	Guaranty dated April 25, 2002, among Telemate.Net Software, Inc., NACT Telecommunications, Inc. and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.
10.49	Subordination Agreement dated April 25, 2002, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.
10.50	Form of Deposit Account Control Agreement among the Registrant, WA Telcom Products Co., Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.
10.51	Amendment to Loan Documents dated February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.52	Loan and Security Agreement (Exim Program) dated February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.53	Borrower Agreement dated February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.54	Secured Promissory Note dated February 12, 2003, in principal amount of $4.0 million, made by the Registrant in favor of Silicon Valley Bank.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.55	Subordination Agreement dated February 12, 2003, among the Registrant, Clarent Corporation and Silicon Valley Bank	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.56	Loan and Security Agreement dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.57	Secured Subordinated Promissory Note dated February 12, 2003, in principal amount of $5.0 million, made by the Registrant in favor of Clarent Corporation.	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.58	Secured Subordinated Promissory Note dated February 12, 2003, in principal amount of $3.0 million, made by the Registrant in favor of Clarent Corporation.	Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.59	Unsecured Subordinated Promissory Note, dated February 12, 2003, in principal amount of $1.8 million, made by the Registrant in favor of Clarent Corporation.	Incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

Exhibit No.	Exhibit	Method of Filing

10.60	Bill of Sale, Assignment and Assumption Agreement, dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.10 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.61	Assignment of Patent Rights dated as of February 7, 2003, made by Clarent Corporation to the Registrant.	Incorporated by reference to Exhibit 99.11 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.62	Assignment of Trademarks dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.12 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.63	Intellectual Property and Security Agreement dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.13 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.64	Settlement Agreement dated November 6, 2002, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.65	Assignment and Collection Agreement dated December 5, 2002, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.66	Cross-Corporate Continuing Guaranty dated as of February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Clarent Canada Ltd.	Incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.67	Lease for 1221 West Mineral Avenue, dated as of February 11, 2003, between the Registrant and A.S. Burger Investments, LLC.	Incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.68	Movable Hypothec dated as of February 20, 2003, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.69	Movable Hypothec dated as of February 20, 2003, between the Clarent Canada Ltd. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.70	Settlement Agreement and Full Release of Claims dated as of February 12, 2003, between the Registrant and John M. Good.	Incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.71	Arbitration Award Agreement dated February 3, 2002, and among the Registrant, Clunet R. Lewis and CLR Enterprises, Inc.	Incorporated by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.72	Arbitration Award Agreement dated February 3, 2002, among the Registrant, William P. O’Reilly and Montana Corporation.	Incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

Exhibit No.	Exhibit	Method of Filing

10.73	Consulting Agreement dated as of March 14, 2003, between the Registrant and William P. O’Reilly.	Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.74	Consulting Agreement dated as of March 14, 2003, between the Registrant and Clunet R. Lewis.	Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.75	Amendment to Loan Documents dated April 7, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.76	Amendment to Loan Documents (Exim Program) dated April 7, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
21.1	Subsidiaries of the Registrant.	Filed herewith.
23.1	Consent of KPMG LLP.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer.	Filed herewith.
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer.	Filed herewith.
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer.	Filed herewith.

