Form 10-Q
period 2004-03-31
VERSO TECHNOLOGIES INC
filed 2004-05-10
CIK 797448

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ .

Indicated by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐ .

Shares of the registrant’s common stock, par value $.01 per share, outstanding as of May 6, 2004: 132,910,005.

VERSO TECHNOLOGIES, INC.
FORM 10-Q

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$24,552	$7,654
Restricted cash	228	2,290
Accounts receivable, net of allowance for doubtful accounts of $1,979 and $1,995, respectively	10,165	13,620
Inventories	8,331	8,727
Other current assets	1,149	1,003

Total current assets	44,425	33,294
Property and equipment, net of accumulated depreciation and amortization of $8,659 and $7,907, respectively	5,353	5,749
Investment	655	673
Other intangibles, net of accumulated amortization of $2,726 and $2,145, respectively	6,727	7,308
Goodwill	16,228	16,228

Total assets	$73,388	$63,252

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,440	$4,418
Accrued compensation	2,286	1,564
Accrued expenses	3,083	3,007
Current portion of notes payable	—	347
Current portion of accrued costs of MCK acquisition	1,581	4,464
Current portion of liabilities of discontinued operations	1,021	1,039
Unearned revenue and customer deposits	5,793	5,718

Total current liabilities	17,204	20,557
Liabilities of discontinued operations, net of current portion	793	834
Other long-term liabilities	1,421	1,637
Notes payable, net of current portion	2,666	2,652
Convertible subordinated debentures	4,047	3,979

Total liabilities	26,131	29,659

Shareholders’ equity:
Preferred stock,no par value, 1,000,000 shares authorized; 780,000 shares issued and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 132,904,255 and 122,781,117 shares issued and outstanding	1,329	1,228
Additional paid-in capital	323,017	306,293
Stock payable	28	130
Accumulated deficit	(276,880)	(273,144)
Deferred compensation	(276)	(1,012)
Accumulated other comprehensive income (loss) - foreign currency translation	39	98

Total shareholders’ equity	47,257	33,593

Total liabilities and shareholders’ equity	$73,388	$63,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the three months ended March 31,
	2004	2003
	(Unaudited)
Revenue:
Products	$11,010	$7,268
Services	5,551	5,729

Total revenue	16,561	12,997
Cost of revenue:
Products:
Product costs	4,441	2,912
Amortization of intangibles	446	152

Total cost of product	4,887	3,064
Services	3,171	2,513

Total cost of revenue	8,058	5,577
Gross profit:
Products	6,123	4,204
Services	2,380	3,216

Total gross profit	8,503	7,420
Operating expenses:
General and administrative	3,762	3,321
Sales and marketing	3,170	1,891
Research and development	2,811	1,896
Depreciation and Amortization of property and equipment	805	653
Amortization of intangibles	135	60
Amortization of deferred compensation, related to sales, general and administrative	166	199
Reorganization costs	584	114
Reorganization costs - stock related	570	80

Total operating expenses	12,003	8,214

Operating loss	(3,500)	(794)

Other income (expense), net:
Other income	48	9
Equity in loss of investment	(18)	(33)
Interest expense, net	(266)	(307)

	(236)	(331)

Loss before income taxes	(3,736)	(1,125)
Income taxes	—	—

Net loss	$(3,736)	$(1,125)

Net loss per common share - basic and diluted	$(0.03)	$(0.01)

Weighted average shares outstanding - basic and diluted	126,783,895	89,437,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(Unaudited)

	For the three months ended March 31,
	2004	2003
Operating Activities:
Continuing operations:
Net loss from continuing operations	$(3,736)	$(1,125)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) continuing operating activities:
Equity in loss of investment	18	33
Depreciation and amortization of property and equipment	805	653
Amortization of intangibles	581	212
Amortization of deferred compensation	166	199
Provision for doubtful accounts	420	644
Amortization of loan fees and discount on convertible subordinated debentures	139	92
Reorganization costs-stock related	570	80
Other	(15)	(68)
Changes in current operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,035	(1,925)
Inventories	396	652
Other current assets	(200)	(375)
Accounts payable	(978)	244
Accrued compensation	722	3
Accrued expenses	(23)	(909)
Unearned revenue and customer deposits	75	86

Net cash provided by (used in) continuing operating activities	1,975	(1,504)

Discontinued operations:
Payments of discontinued operations liabilities	(59)	(329)

Net cash used in discontinued operating activities	(59)	(329)

Net cash provided by (used in) operating activities	1,916	(1,833)

Investing Activities:
Purchases of property and equipment	(425)	(167)
Purchased software development	—	(160)
Decrease in restricted cash	2,062	—
Payment of assumed liabilities and costs of acquisition of MCK Communications, Inc.	(3,000)	—
Acquisition of certain assets of Clarent Corporation, net of cash acquired	—	(295)

Net cash used in investing activities	(1,363)	(622)

Financing Activities:
Net borrowings (payments) on line of credit	—	1,400
Payments on long-term debt	(350)	—
Proceeds from private placement, net	16,601	—
Proceeds from issuances of common stock in connection with the exercise of options, net	91	—

Net cash provided by financing activities	16,342	1,400

Effect of exchange rate changes on cash	3	30

Increase (decrease) in cash and cash equivalents	16,898	(1,025)
Cash and cash equivalents at beginning of period	7,654	1,294

Cash and cash equivalents at end of period	$24,552	$269

Supplemental disclosure of cash flow information:
Cash payments during the periods for:
Interest	$90	$153

Income taxes	$(1)	$10

Non-cash investing and financing activities
Compensatory options fully-vested and/or extended in reorganization	$570	$80
Issuance of common stock in litigation settlement	—	264
Issuance of warrants in exchange for services	—	119
Issuance of common stock in exchange for services	133	—
Assets acquired and liabilities assumed in conjunction with business acquisitions:
Fair value of assets acquired, excluding cash and restricted cash	—	10,966
Liabilities assumed	—	986
Notes payable for acquisition of certain assets of Clarent Corporation	$—	$9,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC AND SUBSIDIARIES.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

1.	BASIS OF PRESENTATION

Verso Technologies, Inc. and subsidiaries (the “Company”), is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s operations include three separate business segments, the Carrier Solutions Group, which includes the Company’s Clarent softswitching division and the Company’s subsidiary NACT Telecommunications, Inc. (“NACT”), the Enterprise Solutions Group, which includes the Company’s Clarent Netperformer division and the Company’s subsidiaries Telemate.Net Software, Inc. (“Telemate.Net”) and MCK Communications, Inc. (“MCK”) and the Advanced Applications Services Group, which includes the Company’s technical applications support group which was previously included as part of the Enterprise Solutions Group. The Carrier Solutions Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Enterprise Solutions Group offers hardware-based solutions (which include software) for companies seeking to build private, packet-based voice and data networks. Additionally, the Enterprise Solutions Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices. The Advanced Applications Services Group includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Company’s Carrier Solution Group and Enterprise Solution Group segments. The Company acquired MCK in September 2003 and substantially all the business assets of Clarent Corporation (“Clarent”) in February 2003. These acquisitions were all accounted for as purchases (see Note 2).

The condensed consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including MCK, Telemate.Net, NACT, and Clarent Canada Ltd.

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

The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements. The accompanying condensed consolidated unaudited quarterly financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.	MERGERS AND ACQUISITIONS

MCK Communications, Inc.

On September 26, 2003, to increase capital and to enhance the Company’s ability to provide technology that allows enterprises the ability to migrate to next-generation environments, the Company acquired all of the outstanding capital stock of MCK by means of a merger. The acquisition cost was approximately $25.1 million, consisting of 18,278,423 shares of the Company’s common stock with a fair value of $24.1 million and acquisition costs of approximately $1.0 million.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

(Unaudited)

2.	MERGERS AND ACQUISITIONS, Continued

MCK Communications, Inc. - Continued

The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition.

The Company prepared an allocation of the purchase price based on the estimated fair values of acquired assets and liabilities. The Company anticipates the fair value assessments and allocation of the purchase price to be finalized in 2004. Intangible assets relating to channels of distribution, strategic licenses and current technology total $3.6 million and are being amortized over three years.

In April 2003, the Company negotiated the original agreement to acquire MCK in which the MCK stockholders would be entitled to receive approximately 20.0 million shares of the Company’s common stock which was valued at $13.0 million, based on the volume weighted average closing price per share of the Company’s common stock as reported on the Nasdaq Small Cap Market for the twenty trading day period beginning March 19, 2003 and ending April 15, 2003. As part of the original agreement, the Company was to receive $7.5 million in cash. The terms of the agreement were amended on June 13, 2003. Under the amended terms, MCK stockholders were entitled to receive approximately 18.3 million shares of the Company’s common stock and the cash MCK was required to have at the closing of the merger was reduced from $7.5 million to approximately $6.4 million. Although the number of shares of the Company’s common stock to be issued in the merger was reduced by the amendment, the amendment changed the measurement date for valuing such shares. As a result of the increase in the price of the Company’s common stock prior to June 13, 2003, the revised valuation for the shares of the Company’s common stock to be issued in the merger increased to $24.1 million. As a result of this increase in value, the goodwill recorded in the merger was impaired upon closing the merger. The Company completed an impairment analysis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Based upon this analysis, the Company recorded a write-off of approximately $10.9 million during the quarter ended September 30, 2003.

Clarent Corporation

On February 12, 2003, to enhance the Company’s position in the next-generation networking and technology market, the Company acquired substantially all the business assets and certain related liabilities of Clarent. The purchase consideration was approximately $10.8 million, consisting of $9.3 million in discounted seller notes issued by the Company and acquisition costs of approximately $1.5 million. At the closing of the acquisition, the Company issued three promissory notes to Clarent: a $5.0 million secured note due February 13, 2004, which bore interest at 10% per annum and a $1.8 million non-interest bearing unsecured note due February 13, 2004, discounted at 6.25% per annum, both of which were paid in full at March 31, 2004; and a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum, discounted at 7.5% per annum. The unamortized discount totaled approximately $334,000 at March 31, 2004. The assets the Company purchased from Clarent secure the secured notes.

The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. Gross intangible assets acquired totaling $821,000 primarily consist of current technology and are being amortized over three years.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

(Unaudited)

2.	MERGERS AND ACQUISITIONS, Continued

Clarent Corporation - Continued

The preliminary allocations of the costs of acquisitions of MCK and the net assets of Clarent, as adjusted, are as follows (in thousands):

	MCK	Clarent
Cash	$10,575	$571
Restricted cash	2,015	115
Accounts receivable	1,045	2,717
Inventories	423	5,465
Other current assets	453	613
Property and equipment	365	1,650
Other intangibles	3,600	821
Goodwill (1)	14,473	—
Accounts payable	(508)	(103)
Accrued compensation	(195)	(198)
Current portion of accrued costs of MCK purchase	(5,810)	—
Accrued expenses	(782)	(331)
Deferred revenue	(524)	(480)

Cost of acquisition	$25,130	$10,840

(1)	Prior to MCK goodwill write-down of $10.9 million

Pro Forma Effect of MCK and Clarent Transactions

The results of MCK have been included in the consolidated results beginning October 1, 2003 and the results of Clarent have been included in the consolidated results subsequent to February 12, 2003. The write-down of goodwill in 2003 for MCK of $10.9 million is excluded from the amounts for the quarter ended March 31, 2003. This write-down occurred simultaneous with, and is directly related to the acquisition of MCK. The following unaudited pro forma information presents the results of continuing operations of the Company for the three months ended March 31, 2003, as if the acquisition of MCK and Clarent had taken place on January 1, 2003, (in thousands, except per share amounts):

Quarter ended
March 31,
2003
Revenues	$17,542
Net loss	$(7,125)
Net loss per common share - basic and diluted	$(0.07)
Weighted average shares outstanding - basic and diluted	107,716

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

(Unaudited)

3.	EQUITY INVESTMENT

On October 1, 2002, the Company acquired a 51% interest in Shanghai BeTrue Infotech Co., Ltd. (“BeTrue”). The remaining 49% interest in BeTrue is owned by Shanghai Tangsheng Investments & Development Co. Ltd (“Shanghai Tangsheng”). The joint venture provides the Company with an immediate distribution channel into the China and Asia-Pacific region for the Company’s application-based voice over Internet protocol (“VoIP”) gateway solutions, billing systems, value-added applications and web filtering solutions. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated. The Company determined since BeTrue was a business that BeTrue did not fall under the scope of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46R”) and there was no impact on the Company’s financial position or results of operations.

The Company purchased the 51% interest in BeTrue for $100,000 from NeTrue Communications, Inc., Shanghai Tangsheng’s former joint venture partner. The Company also contributed to the joint venture certain next-generation communication equipment and software valued at approximately $236,000 and $100,000 cash.

Summarized financial information reported by this affiliate for the three months ended March 31, 2004 and 2003 (in thousands) are as follows:

	Three months ended
	March 31,
	2004	2003
Operating results:
Revenues	$403	$78

Operating loss	$(35)	$(77)

Net loss	$(35)	$(65)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

(Unaudited)

4.	DISCONTINUED OPERATIONS

Following the acquisition of NACT in July 2001, the Company determined that its value added reseller business and associated consulting practice (“legacy VAR business”) was not strategic to the Company’s ongoing objectives and discontinued capital and human resource investment in its legacy VAR business. Accordingly, the Company elected to report its legacy VAR business as discontinued operations by early adoption of SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”). There were no results of discontinued operations for the quarters ended March 31, 2004 and 2003, respectively.

The liabilities of discontinued operations included in the accompanying condensed consolidated balance sheet (in thousands) are as follows:

	March 31,	December 31,
	2004	2003
Accrued restructuring costs	$1,455	$1,472
Other current liabilities	359	401

Liabilities of discontinued operations	$1,814	$1,873

Accrued restructuring costs relate primarily to several leases for buildings and equipment that are no longer being utilized in continuing operations. The accrual is for all remaining payments due on these leases, less estimated amounts to be paid by any sublessors. The accrual for one of the leases with total payments remaining through January 31, 2010 of $2.3 million is offset by sublease receipts totaling $1.1 million through the end of the Company’s lease term and assumes an amount of $240,000 for the extension of one of the subleases through the end of the Company’s lease term.

The activity in the restructuring accrual for discontinued operations was as follows:

	Three months ended March 31,
	2004	2003
Balance beginning of period	$1,873	$3,131
Lease payments, net of sublease receipts	(17)	(240)
Other payments	(42)	(353)

Balance end of period	$1,814	$2,538

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

(Unaudited)

5.	INVENTORIES

Inventories consist primarily of purchased electronic components, and are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

Inventories as of March 31, 2004 and December 31, 2003, are comprised of the following (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	$5,592	$5,610
Work in process	718	1,028
Finished goods	2,021	2,089

Total inventories	$8,331	$8,727

6.	GOODWILL AND OTHER INTANGIBLES

Intangible assets represent the excess of cost over the fair value of net tangible assets acquired and identified other intangible assets, which consist of purchased software development, channels of distribution, strategic licenses, current technology and customer relationship. Purchased software development is amortized on a straight-line basis over an estimated useful life of three years once the projects are placed in service. The channels of distribution, strategic licenses and current technology are amortized on a straight-line basis over their estimated useful life of three years. The customer relationship is amortized on a straight-line basis over its estimated useful life of ten years. Goodwill associated with acquisitions is not being amortized in accordance with SFAS No. 142.

Goodwill and other intangible assets consist of the following (in thousands):

	Amortization	March 31,	December 31,
	Period in months	2004	2003
Intangibles subject to amortization:
Purchased software development	36 months	$2,629	$2,629
Channels of distribution	36 months	900	900
Strategic licenses	36 months	1,800	1,800
Current technology	36 months	1,721	1,721
Customer relationship	120 months	2,403	2,403

Weighted average months	57 months	9,453	9,453

Accumulated amortization:
Purchased software development		(1,591)	(1,438)
Channels of distribution		(150)	(75)
Strategic licenses		(300)	(150)
Current technology		(385)	(242)
Customer relationship		(300)	(240)

Net intangibles subject to amortization		6,727	7,308
Goodwill		16,228	16,228

Total goodwill and other intangibles		$22,955	$23,536

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

(Unaudited)

7.	LOAN FACILITY WITH SILICON VALLEY BANK

In February 2003, the Company amended its original credit agreement (the “Original Credit Agreement”) with its primary lender, Silicon Valley Bank (“Silicon”), to increase the Company’s credit line with Silicon from $5.0 million to $10.0 million, subject to borrowing availability. The Company also entered into certain additional arrangements with Silicon including an export-import (“EX-IM”) facility that will provide for working capital based on the Company’s international accounts receivable and inventory related to export sales. The Company and Silicon further amended the credit facility in connection with the acquisition of MCK and the acquisition of substantially all of the business assets along with certain related liabilities of Clarent (as amended, the “Amended Credit Agreement”). The Company’s borrowings under the Amended Credit Agreement are secured by substantially all of the assets of the Company. Interest on borrowings under the Amended Credit Agreement is computed at 2.0% above Silicon’s Base Rate, with a minimum Base Rate of 4.25% (6.25% at March 31, 2004). The Amended Credit Agreement provides for up to $2.5 million in letters of credit. Advances are limited by a formula based on eligible receivables, inventories, certain cash balances, outstanding letters of credit and certain subjective limitations. Interest payments are due monthly, and the Amended Credit Agreement expires in August 2004. The Amended Credit Agreement includes a loan fee of $170,000 and .375% per annum on unused available borrowings. In February 2004, the Company and Silicon further amended the credit facility. Under the terms of the Amended Credit Agreement, the Company must maintain a minimum tangible net worth covenant, computed monthly, and may not declare dividends or incur any additional indebtedness without the consent of Silicon, and must comply with other financial covenants, as defined in the Amended Credit Agreement. The Company was in compliance with these covenants as of March 31, 2004.

Pursuant to the loan commitment letter with Silicon, on February 12, 2003, the Company issued to Silicon a warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.44 per share. The fair value of the warrant issued totaled approximately $119,000, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility – 104%; expected life – five years; risk-free interest rate – 3.0%; and expected dividend yield – 0%. The loan fees and fair value of the warrants issued are being amortized to interest expense over the term of the Amended Credit Agreement.

The Company had no borrowings under the Amended Credit Agreement as of March 31, 2004. The availability under the Amended Credit Agreement at March 31, 2004 was $6.2 million. The Company has outstanding letters of credit in the amount of $1.6 million at March 31, 2004, which reduces borrowing capacity under the Amended Credit Agreement.

8.	OTHER COMPREHENSIVE LOSS

Comprehensive loss for the three months ended March 31, 2004 and 2003 is shown in the following table (in thousands):

	Three months ended March 31,
	2004	2003
Net loss	$(3,736)	$(1,125)
Other comprehensive (loss) income:
Foreign currency translation	(59)	51

Comprehensive loss	$(3,795)	$(1,074)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

(Unaudited)

9.	SEGMENT INFORMATION

The Company reports information for three segments, the Carrier Solutions Group, the Enterprise Solutions Group and the Advanced Applications Services Group. Previously the Company reported two segments, the Carrier Solutions Group and the Enterprise Solutions Group. In 2004, the Company changed its internal reporting and decision-making for the Enterprise Solutions Group and segregated the activity of the Advanced Applications Services Group. Management evaluates the business segment performance based on contributions before unallocated items. Inter-segment sales and transfers are not significant.

Carrier
Solutions
Group:	The Company’s Carrier Solutions Group consists of the operations of the Company’s Clarent softswitching division and the Company’s subsidiary, NACT. The Company’s Carrier Solutions Group includes hardware and software, integration, applications and technical training and support.

Enterprise
Solutions
Group:	The Company’s Enterprise Solutions Group consists of the operations of the Company’s Clarent Netperformer division, the Company’s subsidiary Telemate.Net and the Company’s subsidiary MCK. The Enterprise Solutions Group offers hardware-based solutions (which include software) for companies seeking to build private, packet-based voice and data networks. Additionally, the Enterprise Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices, as well as customer support.

Advanced Applications
Services
Group:	The Company’s Advanced Applications Services Group, consists of the Company’s technical applications support group which was previously included as part of the Enterprise Solutions Group, and includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Company’s Carrier Solution Group and Enterprise Solution Group segments.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

(Unaudited)

9.	SEGMENT INFORMATION, Continued

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Carrier	Enterprise	Applications
	Solutions	Solutions	Services
	Group	Group	Group	Total
For the Three Months Ended March 31, 2004
Revenue	$8,449	$4,967	$3,145	$16,561
Contribution before unallocated items	2,195	858	820	3,873
For the Three Months Ended March 31, 2003
Revenue	$6,722	$3,169	$3,106	$12,997
Contribution before unallocated items	1,137	1,438	1,282	3,857
At March 31, 2004
Goodwill	$10,170	$4,605	$1,453	$16,228
Total Assets	25,171	15,221	4,136	44,528
At December 31, 2003
Goodwill	$10,170	$4,605	$1,453	$16,228
Total Assets	28,279	16,545	4,382	49,206

The following table reconciles the contribution before unallocated items to the loss before income taxes (in thousands):

	Three Months Ended March 31,
	2004	2003
Contribution before unallocated items, per above	$3,873	$3,857
General and administrative expenses	(1,897)	(1,654)
Research and development	(46)	—
Sales and marketing	(3,170)	(1,891)
Depreciation and amortization of property and equipment	(805)	(653)
Amortization of intangibles	(135)	(60)
Amortization of deferred compensation, related to
sales, general and administrative	(166)	(199)
Reorganization costs	(584)	(114)
Reorganization costs-stock related	(570)	(80)
Other	(236)	(331)

Loss before income taxes	$(3,736)	$(1,125)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

(Unaudited)

9.	SEGMENT INFORMATION, Continued

The following table reconciles the segment total assets to the Company’s total assets:

	March 31,	December 31,
	2004	2003
Total assets before unallocated items, per above	$44,528	$49,206
Corporate assets:
Cash and cash equivalents	24,470	7,654
Restricted cash	228	2,290
Other current assets	574	144
Property and equipment, net	2,933	3,285
Investment	655	673

	$73,388	$63,252

The Company conducts research and development in Canada. International sales of the Company’s products and services originate only from the United States. The geographic distribution of the Company’s revenues and contribution before unallocated items (in thousands) are as follows:

	Canada	United States	Total
For the Three Months Ended March 31, 2004
Revenue	$—	$16,561	$16,561
Contribution before unallocated items	(1,406)	5,279	3,873
Total assets	1,345	72,043	73,388
For the Three Months Ended March 31, 2003
Revenue	$—	$12,997	$12,997
Contribution before unallocated items	(484)	4,341	3,857
At March 31, 2004
Total assets	$1,345	$72,043	$73,388
At December 31, 2003
Total assets	$1,514	$61,738	$63,252

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

(Unaudited)

10.	REORGANIZATION COSTS

In the first quarter of 2004, the Company terminated a senior executive. As a result of this action, the Company recorded reorganization costs of $1.2 million during the three months ended March 31, 2004. The reorganization costs consist of severance costs of $584,000 and non-cash stock compensation of $570,000 related to the write-off of unamortized deferred compensation.

In the first quarter of 2003, the Company initiated a reorganization to accommodate the acquisition of the assets of Clarent and eliminated 14 positions held by employees. As a result of these actions, the Company recorded reorganization costs of $194,000 during the three months ended March 31, 2003. The reorganization costs consist of severance costs of $114,000 and non-cash stock compensation of $80,000.

11.	PRIVATE PLACEMENT

On February 24, 2004, the Company completed a private placement of securities pursuant to which it issued 9.8 million shares of its common stock and warrants to purchase 2.5 million shares of its common stock for an aggregate purchase price of $17.7 million, or $1.80 per share. The warrants issued in connection with the private placement are exercisable for a period of seven years and at an exercise price of $2.30 per share. The Company received approximately $16.6 million, net of expenses, from the private placement of these securities.

12.	STOCK OPTIONS AND WARRANTS

The Company has a stock option plan for employees, board of directors, consultants, and other individual contributors to the Company. In addition, i n connection with various financing and acquisition transactions, and for services provided to the Company, the Company has issued warrants to purchase the Company’s common stock. A summary of stock options and warrants outstanding at March 31, 2004, is as follows:

OPTIONS AND WARRANTS ISSUED TO EMPLOYEES

	Options and Warrants Outstanding		Options and Warrants Exercisable
Range of Exercise	Outstanding at	Weighted Average	Exercisable at	Weighted Average
Prices	March 31, 2004	Exercise Price	March 31, 2004	Exercise Price
$0.19-$0.50	3,484,893	$0.43	2,701,518	$0.41
$0.51-$1.19	1,660,395	$0.95	767,277	$0.87
$1.20-$1.50	458,000	$1.44	409,750	$1.46
$1.51-$2.13	237,000	$1.85	9,000	$1.60
$2.14-$2.14	4,573,619	$2.14	4,026,744	$2.14
$2.15-$3.05	292,190	$2.74	282,226	$2.75
$3.06-$4.00	1,778,234	$3.49	920,859	$3.44
$4.01-$5.00	1,380,060	$4.24	1,156,935	$4.25
$5.01-$18.00	683,075	$6.77	678,919	$6.77

Total	14,547,466	$2.16	10,953,228	$2.24

Options and warrants issued to employees generally terminate ten years from the date of grant. Termination dates on the options and warrants listed above range from May 13, 2004 to March 22, 2014.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

(Unaudited)

12.	STOCK OPTIONS AND WARRANTS, Continued

A summary of the status of stock options and warrants granted to employees as of March 31, 2004, and the changes during the quarter ended is presented below:

	Number of Shares of	Weighted Average
	Underlying Options	Exercise Prices
Outstanding at beginning of the period	14,727,764	$2.13
Granted	222,000	1.88
Exercised	(243,098)	0.56
Forfeited	(159,200)	1.03
Expired	—	—

Outstanding at end of period	14,547,466	2.16

Exercisable at end of period	10,953,228	2.24

A summary of warrants issued primarily in connection with financing is as follows:

	Number of	Weighted Average
Exercise Price	Outstanding Warrants	Exercise Price	Expiration Date
$0.01	37,532	$0.01	September 2005-October 2006
$1.50-$1.82	1,244,106	$1.63	August 2005-January 2006
$2.30-$3.09	2,462,861	$2.30	February 2005-February 2011
$3.80-$5.51	2,122,469	$4.98	July 2005-October 2006
$5.62-$5.65	4,534,839	$5.65	February 2005-September 2006
$6.00	150,000	$6.00	October 2006

Total	10,551,807	$4.25

All warrants are vested.

The exercise price and number of outstanding warrants for certain warrants previously issued have been adjusted according to their antidilution provisions.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

(Unaudited)

12.	STOCK OPTIONS AND WARRANTS, Continued

A summary of the status of warrants issued primarily in connection with financing as of March 31, 2004, and the changes during the quarter ended is presented below:

	Number of Shares of	Weighted Average
	Underlying Warrants	Exercise Prices
Outstanding at beginning of period	8,010,196	$4.90
Granted	2,457,525	2.30
Exercised	—	—
Expired	(25,000)	5.00
Effects of anti-dilutive provisions	109,086

Outstanding and exercisable at end of period	10,551,807	4.25

If the Company had used the fair value-based method of accounting for its stock option and incentive plans and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, the pro-forma net loss and net loss per common share would have been as follows (in thousands, except for per share amounts):

	Three months ended March 31,
	2004	2003
Net loss, as reported	$(3,736)	$(1,125)
Add: Stock-based compensation expense included in net loss	166	199
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(653)	(965)

Pro forma net loss	$(4,223)	$(1,891)

Net loss per common share
As reported	$(0.03)	$(0.01)
Pro forma	(0.03)	(0.02)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

(Unaudited)

13.	NET LOSS PER SHARE

Basic and diluted net loss per share are computed in accordance with SFAS No. 128, “Earnings Per Share,” using the weighted average number of common shares outstanding. The diluted net loss per share for the three months ended March 31, 2004 does not include the effect of the common stock equivalents, calculated by the treasury stock method, as their impact would be antidilutive. Using the treasury stock method, common stock equivalents are as follows:

	For the three months ended March 31,

	2004	2003
Shares issuable under stock options	3,944,394	1,677,728
Shares issuable pursuant to warrants to purchase common stock	271,363	4,073,308

	4,215,757	5,751,036

14.	LITIGATION

     Except for the pending matters described in Note 17 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business, and the Company does not expect these ordinary routine claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company.

     There have been no material developments during the quarter ended March 31, 2004 regarding the pending matters described in Note 17 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

     Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:

•	the volatility of the price of the Company’s common stock;

•	the Company’s ability to fund future growth;

•	the Company’s ability to be profitable;

•	the Company’s ability to attract and retain qualified personnel;

•	general economic conditions of the telecommunications market;

•	market demand for and market acceptance of the Company’s products;

•	legal claims against the Company, including, but not limited to claims of patent infringement;

•	the Company’s ability to protect the Company’s intellectual property;

•	defects in the Company’s products;

•	the Company’s obligation to indemnify certain customers;

•	the Company’s exposure to risks inherent in international operations;

•	the Company’s dependence on contract manufacturers and suppliers;

•	the Company’s ability to integrate the operations of the businesses recently acquired by the Company;

•	the Company’s dependence on a small number of customers for revenue with respect to certain of the Company’s products;

•	the Company’s ability to develop and maintain relationships with key vendors;

•	new regulation and legislation;

•	general economic and business conditions;

•	other risks and uncertainties disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and in the Company’s other filings with the SEC.

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

Overview

     Following the acquisition of NACT in 2001, the Company began selling products to the carrier market and focusing its strategic direction on developing and marketing next-generation communications products. The Company’s current business was built on acquisitions made by the Company by leveraging the economic downturn in the telecommunications area. In the second half of 2001, the Company acquired NACT and Telemate.Net; Telemate.Net products are sold to enterprise customers. Both of these companies sold products almost exclusively in domestic markets. In the first quarter of 2003, the Company acquired substantially all of the operating assets of Clarent, which provided the Company with patented VoIP technologies for both the carrier and enterprise markets (primarily serving international markets) and significantly increased the Company’s market share in the worldwide softswitch market. At the end of the third quarter of 2003, the Company acquired MCK and added MCK’s integrated access routers and distributed telephony devices products to the Company’s enterprise segment. For the three months ended March 31, 2004, 81% of the Company’s consolidated revenues are attributable to the business acquired in these four acquisitions and 55% of the Company’s consolidated revenues are attributable to the businesses acquired by the Company in 2003.

     The Company’s strategy through 2003 was to add next-generation communications products to its suite of products through strategic acquisitions and to leverage these operations through cost reductions to enhance cash flow. With the acquisition of substantially all of the operating assets of Clarent, the Company enhanced its strategy to move growth toward international markets. International revenue increased to 35% of the Company’s consolidated revenues for 2003 versus 8% of the Company’s consolidated revenues for 2002. As the acquisition of substantially all of the operating assets of Clarent was funded primarily by short-term seller financing, generating cash flow during 2003 was extremely important to the Company. As such, the Company leveraged its combined operations, reducing sales, general and administrative costs (as compared to costs prior to the acquisition), while preserving the research and development expenditures, which are necessary for the Company’s long-term growth and viability.

     Through 2003, the Company’s focus had been on completing strategic acquisitions, integrating these acquisitions and enhancing cash flow through cost containment, especially in the sales and marketing area. In 2004, the Company intends to significantly increase its expenditures for sales and marketing and focus on growing revenues. In the first quarter of 2004, the Company completed a private placement and raised approximately $16.6 million, net of expenses, to fund the expanded sales and marketing programs. The Company expects that these additional expenditures will significantly increase the operating loss in 2004 as compared to 2003, excluding the write-down of goodwill in 2003.

General

     The Company is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s continuing operations include three separate business segments, the Carrier Solutions Group, which includes the Company’s Clarent softswitching division and the Company’s subsidiary NACT, the Enterprise Solutions Group, which includes the Company’s Clarent Netperformer division and the Company’s subsidiaries Telemate.Net and MCK, and the Advanced Applications Services Group, which includes the Company’s technical application support group which was previously included as part of the Enterprise Solutions Group. The Carrier Solutions Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Enterprise Solutions Group offers hardware-based solutions (which include software) for companies seeking to build private, packet-based voice and data networks. Additionally, the Enterprise Solutions Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices. The Advanced Applications Services Group includes customers of the Company’s Carrier Solution Group and Enterprise Solution Group segments, as well as outsourced technical application customers and includes application installation and training services. The Company acquired MCK in September 2003 and substantially all the business assets of Clarent in February 2003.

     The consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including MCK, Telemate.Net, NACT and Clarent Canada Ltd.

     The Company believes that the foregoing events significantly affect the comparability of the Company’s results of operations from year to year. You should read the following discussion of the Company’s results of operations and financial condition in conjunction with the Company’s consolidated financial statements and related notes thereto included in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Three Months Ended March 31, 2004, compared to Three Months Ended March 31, 2003

     For the three months ended March 31, 2004, the Company’s net loss totaled $3.7 million, or $.03 per share, compared with a net loss of $1.1 million, or $.01 per share, for the same period in 2003. The 2004 results included $581,000 in amortization of intangibles, $584,000 of reorganization costs and $570,000 of stock-related reorganization costs. The 2003 results included $212,000 in amortization of intangibles, $114,000 of reorganization costs and $80,000 of stock-related reorganization costs.

     Total revenue was $16.6 million in the three months ended March 31, 2004, reflecting a 27% increase from the same period in 2003. Products revenue increased from $7.3 million to $11.0 million, due to a $1.9 million net increase from the Carrier Solutions Group attributable to a full quarter of Clarent (softswitch) net of decline in NACT sales and a $1.8 million increase from the Enterprise Solutions Group, primarily attributable to MCK and a full quarter of Clarent (Netperformer) product sales. In 2003, the Company began redirecting its focus for NACT products sales away from its historic market, primarily emerging domestic carriers (which market was consolidating), towards carriers in the international market. At the same time, the Company reduced its sales and marketing expenditures for NACT, in a broad cost reduction initiative required to enable the Clarent acquisition. These events negatively impacted the revenue for NACT. Services revenue was $5.6 million for the quarter ended March 31, 2004, reflecting a 3% decrease from the same period in 2003. Gross profit increased for the period ended March 31, 2004, and was 51% of revenue in 2004, compared with 57% of revenue in 2003. The increase in gross profit dollars resulted primarily from the increase in revenues. The decrease in gross profit percentage is due to the increase in amortization of intangibles and reduced margins on services revenues primarily in the Advanced Applications Services Group. The decrease in the Advanced Applications Services Group gross profit percentage is related to increased personnel and related costs and decreased revenue due to lower utilization of certain personnel due to a shift in some training and installation projects originally planned in the first quarter of 2004.

     Total operating expenses incurred for the three months ended March 31, 2004, were $12.0 million, an increase of $3.8 million compared to the same period of 2003. The increase is primarily attributable to the following items: increases in general and administrative expenses of $441,000, sales and marketing expenses of $1.3 million, research and development expenses of $915,000, depreciation expenses of $152,000, amortization of intangibles of $75,000 and reorganization costs of $960,000 and offset by decrease in amortization of deferred compensation of $33,000.

     The increase in general and administrative, sales and marketing and research and development expenses resulted from the addition of personnel and related costs related to the acquisitions of MCK in September 2003 and substantially all of the business assets of Clarent in February 2003.

     The increase in depreciation expense is primarily related to the fixed assets recorded in connection with the acquisition of MCK and substantially all the business assets of Clarent, as well as, the increases related to the purchase of furniture and equipment of approximately $425,000 and $1.3 million during the first three months of 2004 and the last nine months of 2003, respectively, offset by decreases related to fully depreciated assets. Capital expenditures are primarily depreciated on a straight-line basis over their estimated useful lives of three years.

     The increase in intangible amortization is related to the amortization of the channels of distribution related to the acquisition of MCK in September 2003.

     The $33,000 decrease in amortization of deferred compensation primarily related to the termination of certain options and full vesting of other options outstanding since the Company’s acquisitions of Telemate.Net in November 2001 and Cereus Technology Partners, Inc. (“Cereus”) in September 2000. The deferred compensation represents the intrinsic value of the Telemate.Net and Cereus unvested options outstanding at the date of the acquisitions of Telemate.Net and Cereus and is amortized over the remaining vesting period of the options.

     The $470,000 increase in reorganization costs and $490,000 increase in stock related reorganization costs is related to the termination of a senior executive in the three months ended March 31, 2004. As a result of these actions, the Company recorded total reorganization costs of $1.2 million during the three months ended March 31, 2004. The Company initiated a reorganization to accommodate the acquisition of the assets of Clarent in the three months ended March 31, 2003 and eliminated 14 positions held by employees. As a result of these actions, the Company recorded total reorganization costs of $194,000 during the three months ended March 31, 2003. The reorganization costs consist of severance costs and non-cash stock compensation.

     As a percent of revenue, operating expenses were 72% during the three months ended March 31, 2004 up from 63% for the same period in 2003.

     Other income was $48,000 during the three months ended March 31, 2004 compared with $9,000 for the same period in 2003.

     Equity in loss of investment was $18,000 during the three months ended March 31, 2004, compared to $33,000 for the same period in 2003. This amount represents the Company’s portion of BeTrue’s income or losses. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated.

     Net interest expense was $266,000 during the three months ended March 31, 2004, a decrease of $41,000 compared to the same period in 2003. The decrease was attributable to payments made on the Company’s notes payable for the acquisition of assets from Clarent.

Business Unit Performance

	Carrier		Enterprise		Advanced
	Solutions		Solutions		Applications
Dollars in thousands	Group		Group		Services Group		Consolidated
For the Three Months
Ended March 31,	2004	2003	2004	2003	2004	2003	2004	2003
Revenue	$8,449	$6,722	$4,967	$3,169	$3,145	$3,106	$16,561	$12,997

Gross profit	4,910	3,806	2,529	2,145	1,064	1,469	8,503	7,420
Gross margin	58%	57%	51%	68%	34%	47%	51%	57%
General and administrative	1,049	1,207	572	273	244	187	1,865	1,667
Research and development	1,666	1,462	1,099	434	—	—	2,765	1,896

Contribution before unallocated items	$2,195	$1,137	$858	$1,438	$820	$1,282	$3,873	$3,857

Unallocated items:
General and administrative							1,897	1,654
Sales and marketing							3,170	1,891
Research and development							46	—
Depreciation and amortization of property and equipment							805	653
Amortization of intangibles							135	60
Amortization of deferred compensation, related to sales, general and administrative							166	199
Reorganization costs							584	114
Stock related reorganization costs							570	80

Operating loss							(3,500)	(794)
Other							(236)	(331)

Loss before income taxes							$(3,736)	$(1,125)

Carrier Solutions Group

     Total revenue from the Company’s Carrier Solutions Group revenue was $8.4 million in the three months ended March 31, 2004, a 26% increase from the same period in 2003. The net increase in revenue is attributable to an increase in, and a full quarter of, Clarent product sales, offset by a decrease in NACT product sales. In 2003, the Company began redirecting its focus for NACT product sales away from its historic market, primarily emerging domestic carriers (which market was consolidating) towards carriers in the international market. At the same time, the Company reduced its sales and marketing expenditures for NACT, in a broad cost reduction initiative required to enable the Clarent acquisition.

     Gross profit increased by $1.1 million in the three months ended March 31, 2004, and was 58% percent of revenue, compared to 57% in the same period in 2003. The increase in gross profit dollars is attributable to the increase in revenue. The increase in gross margin is due to higher margins this quarter experienced by the Clarent softswitching division due to higher proportion of software versus hardware product sales.

     Allocated operating expenses incurred in the Carrier Solutions Group for the three months ended March 31, 2004, were $2.7 million, which were comparable to the same period in 2003. The decrease in general and administrative expenses is attributable to a reduction in bad debt expense at NACT partially offset by a full quarter of operating expenses related to the Clarent softswitching division. The increase in research and development expenses reflects increases related to a full quarter of operations for the Clarent softswitching division, net of reductions for NACT. As a percent of revenue, operating expenses for the Carrier Solutions Group were 32% during the three months ended March 31, 2004, down from 40% during the same period in 2003.

Enterprise Solutions Group

     Total revenue for the Company’s Enterprise Solutions Group was $5.0 million in the three months ended March 31, 2004, a 57% increase from the same period in 2003. The increase in revenue is primarily related to the Company’s acquisition of MCK in September 2003.

     Gross profit increased by $384,000 in the three months ended March 31, 2004, and was 51% percent of revenue, compared with 68% of revenue in the same period in 2003. The increase in gross profit dollars is attributable to the increase in revenue. The decrease in gross margin is related to the increase in amortization of intangibles related to MCK technology, inventory obsolescence adjustments and increased product costs.

     Allocated operating expenses incurred in Enterprise Solutions Group for the three months ended March 31, 2004, were $1.7 million, an increase of $964,000 compared to the same period in 2003. The increases in general and administrative expenses and research and development expenses relate to the addition of MCK in September 2003 and Clarent’s Netperformer division in February 2003. As a percent of revenue, allocated operating expenses for Enterprise Solutions Group were 34% during the three months ended March 31, 2004 up from 22% during the same period in 2003. The increase is attributable to the increase in research and development expenses as a percentage of revenue related to the acquisition of MCK in September 2003 and a full quarter of Clarent’s Netperformer division in February 2003.

Advanced Applications Services Group

     Total revenue for the Company’s Advanced Applications Services Group was $3.1 million in the three months ended March 31, 2004, a 1% increase from the same period in 2003.

     Gross profit decreased by $405,000 in the three months ended March 31, 2004, and was 34% of revenue, compared with 47% of revenue in the same period in 2003. The decrease in gross profit dollars and gross margin is due to increased personnel and related costs and decreased revenue due to lower utilization rates of certain personnel due to a shift in some training and installation projects originally planned in the first quarter of 2004.

     Allocated operating expenses incurred in Advanced Applications Services Group for the three months ended March 31, 2004, were $244,000, an increase of $57,000 compared to the same period in 2003. The increase in general and administrative expenses primarily relate to an increase in personnel and related costs.

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

     A summary of the Company’s critical accounting policies follows:

Allowance for Doubtful Accounts

     The Company is required to estimate the collectibility of its trade receivables. Considerable judgment is required in assessing the ultimate realization of these receivables, including the creditworthiness of each customer. The evaluation is based on credit information and collection history concerning the customer up and through the determination date. The Company determines the allowance for doubtful accounts based on a specific review of outstanding customer balances and a general reserve based upon aging of customer accounts and write-off history. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current telecommunications and general economic environments and updates to customer credit information and collection activity.

Inventory Obsolescence

     The Company is required to state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements and compares that with the current and committed inventory levels. The Company has recorded changes in net realizable values in recent periods due to the impact of current and future technology trends and changes in strategic direction, such as discontinuances of product lines, as well as, changes in market conditions due to changes in demand requirements. Estimates of the future demand for inventory are based on sales projections for different products, as well as estimates of inventory required to fulfill maintenance requirements for products previously sold. It is possible that changes in the net realizable value of inventory may continue to occur in the future due to the current market conditions.

Restructuring Accruals

     Discontinued Operations:

     During 2001, the Company initiated certain restructuring plans. In conjunction with these restructuring plans, the Company established a restructuring reserve account for the estimated costs related to the plans. These costs primarily related to facilities closings, severance costs and other businesses exiting costs. For the facilities closings cost, a reserve was established for all remaining lease payments due on buildings and equipment that were no longer being utilized in continuing operations, less assumptions for sub-leases. The accrual for one of the leases with total payments remaining through January 31, 2010 of $2.3 million is offset by sublease receipts totaling $1.1 million through the end of the lease term and assumes an amount of $240,000 for the extension of one of the subleases through the end of the lease term. As of March 31, 2004, the Company had a remaining reserve balance of approximately $1.5 million, which is included in liabilities of discontinued operations. The Company currently believes that this remaining estimated balance is appropriate to cover future obligations associated with the restructurings, however, changes in these estimates could occur based on changes in the financial condition of the sublesses.

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

Litigation and Related Contingencies

     The Company is subject to proceedings, lawsuits and other claims related to labor, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as, potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made by the Company with assistance of its legal counsel after careful analysis of each individual issue based upon the then-current facts and circumstances. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Goodwill, Intangible Assets and Long-Lived Assets

     Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with provisions of SFAS No. 142. Significant estimates are made with respect to the impairment testing. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

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

Liquidity and Capital Resources

Summary

     Liquidity is the measurement of the Company’s ability to have adequate cash or access to cash at all times in order to meet financial obligations when due, as well as to fund corporate expansion and other activities. Historically, the Company has met its liquidity requirements through a combination of cash provided by debt from third party lenders, issuances of debt and equity securities, purchases of other businesses and the sale of discontinued businesses.

     At March 31, 2004, the Company had a positive working capital position (excess of current assets over current liabilities) of $27.2 million compared to a positive working capital position of $12.7 million at December 31, 2003. The Company’s cash and cash equivalents totaled $24.6 million at March 31, 2004, and $7.7 million at December 31, 2003. Total long-term debt, net of discount, was $6.7 million at March 31, 2004 and $6.6 million at December 31, 2003. At March 31, 2004 and December 31, 2003, the Company had no borrowings under its $10.0 million Amended Credit Agreement with Silicon. The Company’s borrowing availability under the Amended Credit Agreement at March 31, 2004 was $6.2 million. The Company has outstanding stand-by letters of credit in the amount of $1.6 million at March 31, 2004, which reduce borrowing capacity under the Amended Credit Agreement.

     On February 12, 2003, in connection with the Company’s acquisition of the assets of Clarent, the Company amended its existing Original Credit Agreement with Silicon, and in connection therewith, the Company and Silicon entered into certain amendments to the existing credit facility and certain additional credit agreements. Such amendments and additional agreements increased the Company’s asset-based revolving credit line from $5.0 million to $10.0 million and include an EX-IM facility that will provide for working capital based on the Company’s international accounts receivable and inventory related to export sales primarily associated with Clarent’s assets. The amendments and additional agreements also extended the term of the Original Credit Agreement for 18 months (through August 13, 2004). On April 7, 2003, the Company and Silicon further amended the credit facility to increase the EX-IM facility and to modify certain financial covenants related to the timing of the closing of the Clarent Asset Purchase. In February 2004, the Company and Silicon further amended the credit facility. Under the terms of the Amended Credit Agreement, the Company must maintain a minimum tangible net worth covenant, computed monthly, and may not declare dividends or incur any additional indebtedness without the consent of Silicon, and must comply with other financial covenants, as defined in the Amended Credit Agreement.

     On February 12, 2003, the Company acquired substantially all the business assets and assumed certain related liabilities of Clarent for $9.8 million in notes. At the closing of the acquisition, the Company issued three promissory notes to Clarent: a $5.0 million secured note due February 13, 2004, which bore interest at 10% per annum and a $1.8 million non-interest bearing unsecured note due February 13, 2004, both of which were paid in full as of March 31, 2004; and a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum. The assets the Company purchased from Clarent secure the secured notes.

Cash Flow

     Cash provided by the Company’s continuing operations in the three months ended March 31, 2004 totaled approximately $2.0 million compared with cash used in continuing operations of $1.5 million in the same period in 2003. The cash provided by continuing operations during the three months ended March 31, 2004 resulted primarily from changes in current operating assets and liabilities of approximately $3.1 million and was offset by cash used by continuing operations of $1.1 million (net loss from continuing operations of $3.7 million reduced by non-cash charges totaling $2.6 million, including depreciation and amortization of $805,000, stock-related reorganization costs of $570,000, amortization of intangibles of $581,000 and provision for doubtful accounts of $420,000).

     Cash used in the Company’s discontinued operations in the three months ended March 31, 2004 totaled $59,000 compared with cash used in discontinued operations of $329,000 in the same period in 2003.

     The Company used cash in investing activities in the three months ended March 31, 2004 of approximately $1.4 million, compared to $622,000 in the same period of 2003. In the three months ended March 31, 2004, the Company used $3.0 million in cash related to the payment of accrued liabilities assumed in the acquisition of MCK. During the three months ended March 31, 2004, restricted cash decreased by $2.1 million. The Company spent $425,000 and $167,000 on capital expenditures in the three months ended March 31, 2004 and 2003, respectively. The Company also invested $160,000 on purchased software development costs in the three months ended March 31, 2003.

     Cash provided by financing activities totaled approximately $16.3 million in the three months ended March 31, 2004 compared to $1.4 million in the same period of 2003. For the three months ended March 31, 2004, the Company received proceeds from a private placement, net of associated fees of $16.6 million, received proceeds from the issuance of the Company’s common stock related to the exercise of stock options of $91,000 and paid $350,000 on the notes payable for the purchase of the assets of Clarent in 2003. The Company borrowed $1.4 million on the Company’s credit line in the three months ended March 31, 2003, none of which remained outstanding as of March 31, 2004.

Contractual Obligations and Commercial Commitments

The following summarizes the Company’s future contractual obligations at March 31, 2004 (in thousands):

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Line of credit	$—	$—	$—	$—	$—
Additional payments for the acquisition of Encore Group	909	489	395	25	—
Notes payable for the purchase of Clarent	3,000	—	—	3,000	—
Accrued costs of MCK acquisition	4,042	1,309	2,623	110	—
Convertible subordinated debentures	4,500	—	4,500	—	—
Operating leases:
Continuing operations	13,619	2,959	5,003	4,142	1,515
Discontinued operations	2,609	809	737	768	295

Total contractual cash obligations	$28,679	$5,566	$13,258	$8,045	$1,810

     Note, this table excludes interest expense and sublease rentals and assumes that leases are not renewed. The Company has outstanding stand-by letters of credit in the amount of $1.6 million at March 31, 2004.

Sources of Cash

     For 2004, the Company expects that its primary sources of cash will be from cash on hand and borrowings under its Amended Credit Agreement with Silicon. The Company expects that its current operations will not generate positive income from operations before interest, taxes, depreciation, amortization of intangibles and amortization of deferred compensation for the next year as the Company is investing in additional sales and marketing and research and development costs. However, the Company believes that it will have sufficient liquidity from its cash on hand and its unused credit facility to meet its current financial obligations during the next twelve months.

     The Amended Credit Agreement with Silicon, however, is subject to certain financial covenants (including a minimum tangible net worth covenant) and limitations on the Company’s ability to access funds under the Amended Credit Agreement. If the Company is in violation of the Amended Credit Agreement, or does not have sufficient eligible accounts receivable and inventories to support the level of borrowings it may need, then the Company may be unable to draw on the Amended Credit Agreement to the extent necessary. To the extent the Company does not have borrowing availability under the Amended Credit Agreement, the Company may be required to obtain additional sources of capital, sell assets, obtain an amendment to the Amended Credit Agreement or otherwise restructure its outstanding indebtedness. Additional borrowings other than pursuant to the Amended Credit Agreement must be approved by Silicon and may have to be approved by the holders of the Clarent secured note due in 2008. If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the Amended Credit Agreement or otherwise restructure its outstanding indebtedness, then the Company may not be able to meet its obligations. The Amended Credit Agreement, if not extended or replaced, expires August 12, 2004.

     The Company’s short-term cash needs are for working capital, including cash operating losses, capital expenditures, remaining unpaid transaction costs and assumed liabilities related to the acquisition of MCK and payments related to discontinued operations. At March 31, 2004, accrued costs of MCK acquisition and other long-term liabilities include $1.6 million in lease payments related to lease obligations for excess space at the date of acquisition. The Company expects to pay out approximately $728,000 related to these obligations in the next twelve months. At March 31, 2004, liabilities of discontinued operations included $1.5 million in lease payments related to discontinued operations. The Company expects to pay out approximately $297,000 related to discontinued operations in the next twelve months.

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

ITEM 3: QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risks

     The Company’s notes payable and convertible subordinated debentures at March 31, 2004, carry interest rates, which are fixed. The Company’s line of credit with Silicon carries interest rates, which vary with the prime rate. Accordingly, if the Company has any indebtedness outstanding under its line of credit with Silicon, then any increases in Silicon’s prime rate will reduce the Company’s earnings. At March 31, 2004, the Company did not have any indebtedness outstanding under its line of credit with Silicon.

Foreign Currency Risks

     Products sold outside of the United States of America are transacted in U.S. dollars and, therefore, the Company is not exposed to foreign currency exchange risk. Transactions with Clarent Canada, MCK’s subsidiary, MCK Telecommunications, Inc. and NACT’s subsidiary, NACT, Ltd. present foreign currency exchange risk. The principal transactions are personnel and related costs. The intercompany balance is denominated in U.S. dollars and changes in foreign currency rates would result in foreign currency gains and losses. Using the intercompany balance at March 31, 2004, a 10% strengthening of the U.S. dollar against the Canadian dollar and the British pound would result in a foreign currency transaction loss of approximately $29,000. To date, foreign exchange gains and losses have not been significant.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     Except for the pending matters described in Note 17 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business, and the Company does not expect these ordinary routine claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     On February 24, 2004, the Company issued 9,830,102 shares of its common stock and warrants to purchase 2,457,525 shares of its common stock to 18 investors in connection with the private placement of securities conducted by the Company. The securities issued to the investors were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration set forth in Regulation D promulgated pursuant to Section 4(2) of the Securities Act (“Regulation D”). The Company based such reliance upon factual representations made to the Company by each investor as to such investor’s investment intent, sophistication, and status as an “accredited investor,” as that term is defined in Rule 501 of Regulation D, among other things.

     On January 21, 2004, the Company issued 24,016 shares of its common stock to Clunet R. Lewis as compensation pursuant to that certain Consulting Agreement between Mr. Lewis and the Company dated as of March 14, 2003. The shares issued to the Mr. Lewis were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Regulation D. The Company based such reliance upon factual representations made to the Company by Mr. Lewis as to such investor’s investment intent, sophistication, and status as an accredited investor, among other things.

     On January 21, 2004, the Company issued 25,922 shares of its common stock to William P. O’Reilly as compensation pursuant to that certain Consulting Agreement between Mr. O’Reilly and the Company dated as of March 14, 2003. The shares issued to the Mr. Lewis were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Regulation D. The Company based such reliance upon factual representations made to the Company by Mr. Lewis as to such investor’s investment intent, sophistication, and status as an accredited investor, among other things.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

2.1	Securities Purchase Agreement dated as of February 20, 2004, among the Company and each of the investors signatory thereto. (The schedules to the Securities Purchase Agreement have been omitted form this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)*

4.1	Form of warrant issued by the Company to each investor in connection with the February 2004 private placement. *

4.2	Form of Registration Rights Agreement among the Company and the investors entered into in connections with the February 2004 private placement. *

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 26, 2004.

(b)	Reports on Form 8-K.

Reports on Form 8-K.

During the quarter ended March 31, 2004, the Company filed with the SEC the following Current Reports on Form 8-K:

(i)	Current Report on Form 8-K filed on January 9, 2004, reporting under Item 12 of such report information regarding the Company’s estimated revenue for the fourth quarter 2003;

(ii)	Current Report on Form 8-K filed on February 26, 2004, reporting under Item 5 of such report (a) certain management changes, (b) the execution of a securities purchase agreement pursuant to which the Company would issue 9,830,102 shares of its common stock and warrants to purchase 2,457,525 shares of its common stock in a private placement transaction and (c) the subsequent completion of such private placement transaction; and

(iii)	Current Report on Form 8-K filed on February 26, 2004, reporting under Item 12 of such report information regarding the Company’s results of operations and financial condition for the fourth quarter of 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSO TECHNOLOGIES, INC.

Date: May 10, 2004	/s/ Juliet M. Reising

Executive Vice President and Chief Financial Officer
(duly authorized signatory and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1	Securities Purchase Agreement dated as of February 20, 2004, among the Company and each of the investors signatory thereto. (The schedules to the Securities Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.) *

4.1	Form of Warrant issued by the Company to each investor in connection with the February 2004 private placement. *

4.2	Form of Registration Rights Agreement among the Company and the investors entered into in connection with the February 2004 private placement. *

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

* Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 26, 2004.