Form 10-Q
period 2004-06-30
VERSO TECHNOLOGIES INC
filed 2004-08-09
CIK 797448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
Yes [X] No [  ].

Indicated by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [  ] .

Shares of the registrant’s common stock, par value $.01 per share, outstanding as of August 6, 2004: 133,101,805.

VERSO TECHNOLOGIES, INC.
FORM 10-Q

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$18,185	$7,654
Restricted cash	93	2,290
Accounts receivable, net of allowance for doubtful accounts of $1,851 and $1,995, respectively	7,185	13,620
Inventories	9,471	8,727
Other current assets	1,411	1,003

Total current assets	36,345	33,294
Property and equipment, net of accumulated depreciation and amortization of $7,663 and $6,277, respectively	5,135	5,749
Investment	610	673
Other intangibles, net of accumulated amortization of $3,307 and $2,145, respectively	6,146	7,308
Goodwill	16,228	16,228

Total assets	$64,464	$63,252

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,185	$4,418
Accrued compensation	1,814	1,564
Accrued expenses	3,303	3,007
Current portion of notes payable	—	347
Current portion of accrued costs of MCK acquisition	564	4,464
Current portion of liabilities of discontinued operations	814	1,039
Unearned revenue and customer deposits	4,714	5,718

Total current liabilities	14,394	20,557
Liabilities of discontinued operations, net of current portion	795	834
Other long-term liabilities	1,498	1,637
Notes payable, net of current portion	2,681	2,652
Convertible subordinated debentures	4,116	3,979

Total liabilities	23,484	29,659

Shareholders’ equity:
Preferred stock,no par value, 1,000,000 shares authorized; 780,000 shares issued and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 133,094,005 and 122,781,117 shares issued and outstanding	1,331	1,228
Additional paid-in capital	322,948	306,293
Stock payable	61	130
Accumulated deficit	(283,160)	(273,144)
Deferred compensation	(187)	(1,012)
Accumulated other comprehensive income (loss) - foreign currency translation	(13)	98

Total shareholders’ equity	40,980	33,593

Total liabilities and shareholders’ equity	$64,464	$63,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenue:
Products	$5,711	$9,856	$16,721	$17,124
Services	5,625	6,002	11,176	11,731

Total revenue	11,336	15,858	27,897	28,855
Cost of revenue:
Products:			—
Product costs	2,566	3,613	7,007	6,525
Amortization of intangibles	446	153	892	305

Total cost of product	3,012	3,766	7,899	6,830
Services	3,178	2,711	6,349	5,224

Total cost of revenue	6,190	6,477	14,248	12,054
Gross profit:
Products	2,699	6,090	8,822	10,294
Services	2,447	3,291	4,827	6,507

Total gross profit	5,146	9,381	13,649	16,801
Operating expenses:
General and administrative	3,522	3,927	7,284	7,248
Sales and marketing	3,616	2,201	6,786	4,092
Research and development	3,074	2,383	5,885	4,279
Depreciation and amortization of property and equipment	784	543	1,589	1,196
Amortization of intangibles	135	60	270	120
Amortization of deferred compensation, related to sales, general and administrative	90	194	256	393
Reorganization costs	—	—	584	114
Reorganization costs - stock related	—	—	570	80

Total operating expenses	11,221	9,308	23,224	17,522

Operating (loss) income	(6,075)	73	(9,575)	(721)

Other income (expense), net:
Other income	103	9	151	18
Equity in loss of investment	(45)	(19)	(63)	(52)
Interest expense, net	(263)	(454)	(529)	(761)

	(205)	(464)	(441)	(795)

Loss before income taxes	(6,280)	(391)	(10,016)	(1,516)
Income taxes	—	—	—	—

Net loss	$(6,280)	$(391)	$(10,016)	$(1,516)

Net loss per common share - basic and diluted	$(0.05)	$(0.00)	$(0.08)	$(0.02)

Weighted average shares outstanding - basic and diluted	132,952,430	91,062,189	129,923,784	90,246,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(Unaudited)

	For the six months ended June 30,
	2004	2003
Operating Activities:
Continuing operations:
Net loss	$(10,016)	$(1,516)
Adjustments to reconcile net loss to net cash (used in) provided by continuing operating activities:
Equity in loss of investment	63	52
Depreciation and amortization of property and equipment	1,589	1,196
Amortization of intangibles	1,162	425
Amortization of deferred compensation	255	393
Provision for doubtful accounts	433	1,268
Amortization of loan fees and discount on convertible subordinated debentures	258	205
Reorganization costs-stock related	570	—
Other	18	(83)
Changes in current operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,002	(2,028)
Inventories	(744)	2,058
Other current assets	(497)	(576)
Accounts payable	(1,233)	619
Accrued compensation	250	673
Accrued expenses	116	(2,117)
Unearned revenue and customer deposits	(1,004)	(340)

Net cash (used in) provided by continuing operating activities	(2,778)	229

Discontinued operations:
Payments of discontinued operations liabilities	(264)	(525)

Net cash used in discontinued operating activities	(264)	(525)

Net cash (used in) provided by operating activities	(3,042)	(296)

Investing Activities:
Purchases of property and equipment	(1,041)	(297)
Purchased software development	—	(320)
Decrease in restricted cash	2,197	—
Payment of assumed liabilities and costs of acquisition of MCK Communications, Inc.	(3,859)	—
Acquisition of certain assets of Clarent Corporation, net of cash acquired	—	(1,026)

Net cash used in investing activities	(2,703)	(1,643)

Financing Activities:
Net borrowings on line of credit	—	2,048
Payments of notes payable	(350)	(1,050)
Proceeds from private placement, net	16,474	—
Proceeds from issuances of common stock in connection with the exercise of options, net	151	812

Net cash provided by financing activities	16,275	1,810

Effect of exchange rate changes on cash	1	42

Increase (decrease) in cash and cash equivalents	10,531	(87)
Cash and cash equivalents at beginning of period	7,654	1,294

Cash and cash equivalents at end of period	$18,185	$1,207

Supplemental disclosure of cash flow information:
Cash payments (receipts) during the periods for:
Interest	$178	$447

Income taxes	$(222)	$10

Non-cash investing and financing activities
Compensatory options fully-vested and/or extended in reorganization	$570	$80
Issuance of common stock in litigation settlement	—	264
Issuance of warrants in exchange for services	—	119
Issuance of common stock in exchange for services	133	—
Assets acquired and liablities assumed in conjunction with business acquisitions:
Fair value of assets acquired, excluding cash and restricted cash	—	10,966
Liabilities assumed	—	986
Notes payable for acquisition of certain assets of Clarent Corporation	$—	$9,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC AND SUBSIDIARIES.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

1.	BASIS OF PRESENTATION

Verso Technologies, Inc. and subsidiaries (the “Company”), is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s operations include three separate business segments, the Carrier Solutions Group, which includes the Company’s Clarent softswitching division and the Company’s subsidiary NACT Telecommunications, Inc. (“NACT”), the Enterprise Solutions Group, which includes the Company’s Clarent Netperformer division and the Company’s subsidiaries Telemate.Net Software, Inc. (“Telemate.Net”) and MCK Communications, Inc. (“MCK”) and the Advanced Applications Services Group, which includes the Company’s technical applications support group which was previously included as part of the Enterprise Solutions Group. The Carrier Solutions Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Enterprise Solutions Group offers hardware-based solutions (which include software) for companies seeking to build private, packet-based voice and data networks. Additionally, the Enterprise Solutions Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices. The Advanced Applications Services Group includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Company’s Carrier Solution Group and Enterprise Solution Group segments. The Company acquired MCK in September 2003 and substantially all the business assets of Clarent Corporation (“Clarent”) in February 2003. These acquisitions were both accounted for as purchases (see Note 2).

The condensed consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, MCK, Telemate.Net, NACT, and Clarent Canada Ltd.

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

June 30, 2004

(Unaudited)

2.	MERGERS AND ACQUISITIONS, Continued

MCK Communications, Inc. — Continued

The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition.

The Company prepared an allocation of the purchase price based on the estimated fair values of the acquired assets and liabilities. The Company anticipates the fair value assessments and allocation of the purchase price to be finalized in 2004. Intangible assets relating to channels of distribution, strategic licenses and current technology total $3.6 million and are being amortized over three years.

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

Clarent Corporation

On February 12, 2003, to enhance the Company’s position in the next-generation networking and technology market, the Company acquired substantially all the business assets and certain related liabilities of Clarent. The purchase consideration was approximately $10.8 million, consisting of $9.3 million in discounted seller notes issued by the Company and acquisition costs of approximately $1.5 million. At the closing of the acquisition, the Company issued three promissory notes to Clarent: a $5.0 million secured note due February 13, 2004, which bore interest at 10% per annum and a $1.8 million non-interest bearing unsecured note due February 13, 2004, which was discounted at 6.25% per annum, both of which were paid in full at June 30, 2004; and a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum, discounted at 7.5% per annum. The unamortized discount totaled approximately $319,000 at June 30, 2004. The assets the Company purchased from Clarent secure the secured notes.

The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. Gross intangible assets acquired totaling $821,000 primarily consist of current technology and are being amortized over three years.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(Unaudited)

2.	MERGERS AND ACQUISITIONS, Continued

Clarent Corporation — Continued

The preliminary allocations of the costs of acquisitions of MCK and the net assets of Clarent, as adjusted, are as follows (in thousands):

	MCK	Clarent
Cash	$10,575	$571
Restricted cash	2,015	115
Accounts receivable	1,045	2,717
Inventories	423	5,465
Other current assets	453	613
Property and equipment	365	1,650
Other intangilbes	3,600	821
Goodwill (1)	14,473	—
Accounts payable	(508)	(103)
Accrued compensation	(195)	(198)
Current portion of accrued costs of MCK purchase	(5,810)	—
Accrued expenses	(782)	(331)
Deferred revenue	(524)	(480)

Cost of acquisition	$25,130	$10,840

(1) Prior to MCK goodwill write-down of $10.9 million

Pro Forma Effect of MCK and Clarent Transactions

The results of MCK have been included in the Company’s consolidated results beginning October 1, 2003 and the results of Clarent have been included in the Company’s consolidated results subsequent to February 12, 2003. The write-down of goodwill in 2003 for MCK of $10.9 million is excluded from the amounts for the quarter ended and six months ended June 30, 2003. The following unaudited pro forma information presents the results of continuing operations of the Company for the three months and six months ended June 30, 2003, as if the acquisition of MCK and Clarent had taken place on January 1, 2003, (in thousands, except per share amounts):

	Three months	Six months
	ended June 30,	ended June 30,
	2003	2003
Revenues	$19,089	$36,631
Net loss	$(1,067)	$(8,192)
Net loss per common share - basic and diluted	$(0.01)	$(0.08)
Weighted average shares outstanding - basic and diluted	109,341	108,524

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(Unaudited)

3.	EQUITY INVESTMENT

On October 1, 2002, the Company acquired a 51% interest in Shanghai BeTrue Infotech Co., Ltd. (“BeTrue”). The remaining 49% interest in BeTrue is owned by Shanghai Tangsheng Investments & Development Co. Ltd (“Shanghai Tangsheng”). The joint venture provides the Company with an immediate distribution channel into the China and Asia-Pacific region for the Company’s application-based voice over Internet protocol (“VoIP”) gateway solutions, billing systems, value-added applications and web filtering solutions. Due to the shared decision making between the Company and Shanghai Tangsheng, the results of BeTrue are treated as an equity investment rather than being consolidated. The Company determined that, since BeTrue was a business, BeTrue did not fall under the scope of the Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” and there was no impact on the Company’s financial position or results of operations.

The Company purchased the 51% interest in BeTrue for $100,000 from NeTrue Communications, Inc., Shanghai Tangsheng’s former joint venture partner. The Company also contributed to the joint venture certain next-generation communication equipment and software valued at approximately $236,000 and cash in the amount of $100,000.

Summarized financial information reported by this affiliate for the three and six months ended June 30, 2004 and 2003 (in thousands) are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating results:
Revenues	$130	$581	$534	$660

Operating loss	$(88)	$(39)	$(123)	$(116)

Net loss	$(88)	$(38)	$(123)	$(103)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(Unaudited)

4.	DISCONTINUED OPERATIONS

Following the acquisition of NACT in July 2001, the Company determined that its value added reseller business and associated consulting practice (“legacy VAR business”) was not strategic to the Company’s ongoing objectives and discontinued capital and human resource investment in its legacy VAR business. Accordingly, the Company elected to report its legacy VAR business as discontinued operations by early adoption of SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”). There were no results of discontinued operations for the three and six months ended June 30, 2004 and 2003, respectively.

The liabilities of discontinued operations included in the accompanying condensed consolidated balance sheet (in thousands) are as follows:

	June 30,	December 31,
	2004	2003
Accrued restructuring costs	$1,322	$1,472
Other current liabilities	287	401

Liabilities of discontinued operations	$1,609	$1,873

Accrued restructuring costs relate primarily to several leases for buildings and equipment that are no longer being utilized in continuing operations. The accrual is for all remaining payments due on these leases, less estimated amounts to be paid by any sublessors. The accrual for one of the leases with total payments remaining through January 31, 2010 of $2.2 million is offset by sublease receipts totaling $1.0 million through the end of the Company’s lease term and assumes an amount of $240,000 for the extension of one of the subleases through the end of the Company’s lease term.

The activity in the restructuring accrual for discontinued operations was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Balance beginning of period	$1,814	$2,538	$1,873	$3,131
Lease payments, net of sublease receipts	(150)	(224)	(167)	(464)
Other (payments)/receipts	(55)	28	(97)	(325)

Balance end of period	$1,609	$2,342	$1,609	$2,342

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(Unaudited)

5.	INVENTORIES

Inventories consist primarily of purchased electronic components, and are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

Inventories as of June 30, 2004 and December 31, 2003, are comprised of the following (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$6,314	$5,610
Work in process	571	1,028
Finished goods	2,586	2,089

Total inventories	$9,471	$8,727

6.	GOODWILL AND OTHER INTANGIBLES

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

Goodwill and other intangible assets consist of the following (in thousands):

	Amortization	June 30,	December 31,
Intangibles subject to amortization:	Period in months	2004	2003
Purchased software development	36 months	$2,629	$2,629
Channels of distribution	36 months	900	900
Strategic licenses	36 months	1,800	1,800
Current technology	36 months	1,721	1,721
Customer relationship	120 months	2,403	2,403

Weighted average months	57 months	9,453	9,453

Accumulated amortization:
Purchased software development		(1,743)	(1,438)
Channels of distribution		(225)	(75)
Strategic licenses		(450)	(150)
Current technology		(529)	(242)
Customer relationship		(360)	(240)

Net intangibles subject to amortization		6,146	7,308
Goodwill		16,228	16,228

Total goodwill and other intangibles		$22,374	$23,536

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(Unaudited)

7.	LOAN FACILITY WITH SILICON VALLEY BANK

In February 2003, the Company amended its original credit agreement (the “Original Credit Agreement”) with its primary lender, Silicon Valley Bank (“Silicon”), to increase the Company’s credit line with Silicon from $5.0 million to $10.0 million, subject to borrowing availability. The Company also entered into certain additional arrangements with Silicon including an export-import (“EX-IM”) facility that will provide for working capital based on the Company’s international accounts receivable and inventory related to export sales. The Company and Silicon further amended the credit facility in connection with the acquisition of MCK and the acquisition of substantially all of the business assets along with certain related liabilities of Clarent (as amended, the “Amended Credit Agreement”). The Company’s borrowings under the Amended Credit Agreement are secured by substantially all of the assets of the Company. Interest on borrowings under the Amended Credit Agreement is computed at 2.0% above Silicon’s Base Rate, with a minimum Base Rate of 4.25% (6.25% at June 30, 2004). The Amended Credit Agreement provides for up to $2.5 million in letters of credit. Advances are limited by a formula based on eligible receivables, inventories, certain cash balances, outstanding letters of credit and certain subjective limitations. Interest payments are due monthly, and the Amended Credit Agreement expires in August 2004. The Amended Credit Agreement includes a loan fee of $170,000 and .375% per annum on unused available borrowings. In February 2004, the Company and Silicon further amended the credit facility. Under the terms of the Amended Credit Agreement, the Company must maintain a minimum tangible net worth covenant, computed monthly, and may not declare dividends or incur any additional indebtedness without the consent of Silicon, and must comply with other financial covenants, as defined in the Amended Credit Agreement. In August 2004, at the Company’s request, Silicon further amended the credit facility to extend the term to January 2005. The Company requested this extension versus a renewal to give the Company time to determine how best to size its line of credit to cover its expected borrowing base in 2005 and give the Company maximum financing flexibility. In addition, the Company was not in compliance with the minimum tangible net worth covenant as of June 30, 2004, and Silicon waived such non-compliance.

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

The Company had no borrowings under the Amended Credit Agreement as of June 30, 2004. The availability under the Amended Credit Agreement at June 30, 2004 was $4.7 million. The Company has outstanding letters of credit in the amount of $1.6 million at June 30, 2004, which reduces borrowing capacity under the Amended Credit Agreement.

8.	OTHER COMPREHENSIVE LOSS

Comprehensive loss for the three and six months ended June 30, 2004 and 2003 is shown in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss	$(6,280)	$(391)	$(10,016)	$(1,516)
Other comprehensive loss:
Foreign currency translation	(52)	(78)	(111)	(27)

Comprehensive loss	$(6,332)	$(469)	$(10,127)	$(1,543)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

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

Carrier
Solutions
Group:	The Company’s Carrier Solutions Group consists of the operations of the Company’s Clarent softswitching division and the Company’s subsidiary, NACT. The Company’s Carrier Solutions Group includes hardware and software, integration, applications and technical training and support.

Enterprise
Solutions
Group:	The Company’s Enterprise Solutions Group consists of the operations of the Company’s Clarent Netperformer division, the Company’s subsidiary Telemate.Net and the Company’s subsidiary MCK. The Enterprise Solutions Group offers hardware-based solutions (which include software) for companies seeking to build private, packet-based voice and data networks. Additionally, the Enterprise Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices, as well as customer support.

Advanced Applications
Services
Group:	The Company’s Advanced Applications Services Group, consists of the Company’s technical applications support group which was previously included as part of the Enterprise Solutions Group, and includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Company’s Carrier Solution Group and Enterprise Solutions Group segments.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(Unaudited)

9.	SEGMENT INFORMATION, Continued

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Carrier	Enterprise	Applications
	Solutions	Solutions	Services
	Group	Group	Group	Total
For the Three Months Ended June 30, 2004
Revenue	$3,754	$4,301	$3,281	$11,336
Contribution before unallocated items	(836)	745	980	889
For the Three Months Ended June 30, 2003
Revenue	$9,129	$3,470	$3,259	$15,858
Contribution before unallocated items	2,393	1,285	1,341	5,019
At June 30, 2004
Goodwill	$10,170	$4,605	$1,453	$16,228
Total Assets	22,953	15,052	4,267	42,272
At December 31, 2003
Goodwill	$10,170	$4,605	$1,453	$16,228
Total Assets	28,279	16,545	4,382	49,206

The following table reconciles the contribution before unallocated items to the loss before income taxes (in thousands):

	Three Months Ended June 30,
	2004	2003
Contribution before unallocated items, per above	$889	$5,019
Corporate general and administrative expenses	(2,228)	(1,948)
Sales and marketing	(3,616)	(2,201)
Corporate research and development	(111)	—
Depreciation and amortization of property and equipment	(784)	(543)
Amortization of intangibles	(135)	(60)
Amortization of deferred compensation, related to sales, general and administrative	(90)	(194)
Other	(205)	(464)

Loss before income taxes	$(6,280)	$(391)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(Unaudited)

9.	SEGMENT INFORMATION, Continued

	Carrier	Enterprise	Applications
	Solutions	Solutions	Services
	Group	Group	Group	Total
For the Six Months Ended June 30, 2004
Revenue	$12,203	$9,268	$6,426	$27,897
Contribution before unallocated items	1,359	1,603	1,800	4,762
For the Six Months Ended June 30, 2003
Revenue	$15,851	$6,639	$6,365	$28,855
Contribution before unallocated items	3,400	2,724	2,623	8,747

The following table reconciles the contribution before unallocated items to the loss before income taxes (in thousands):

	Six Months Ended June 30,
	2004	2003
Contribution before unallocated items, per above	$4,762	$8,747
Corporate general and administrative expenses	(4,126)	(3,473)
Sales and marketing	(6,786)	(4,092)
Corporate research and development	(156)	—
Depreciation and amortization of property and equipment	(1,589)	(1,196)
Amortization of intangibles	(270)	(120)
Amortization of deferred compensation, related to sales, general and administrative	(256)	(393)
Reorganization costs	(584)	(114)
Reorganization costs-stock related	(570)	(80)
Other	(441)	(795)

Loss before income taxes	$(10,016)	$(1,516)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(Unaudited)

9.	SEGMENT INFORMATION, Continued

The following table reconciles the segment total assets to the Company’s total assets:

	June 30,	December 31,
	2004	2003
Total assets before unallocated items, per above	$42,272	$49,206
Corporate assets:
Cash and cash equivalents	18,075	7,654
Restricted cash	93	2,290
Other current assets	447	144
Property and equipment, net	2,967	3,285
Investment	610	673

	$64,464	$63,252

The Company conducts research and development in Canada. International sales of the Company’s products and services originate only from the United States. The geographic distribution of the Company’s revenues and contribution before unallocated items (in thousands) are as follows:

	Canada	United States	Total
For the Three Months Ended June 30, 2004
Revenue	$—	$11,336	$11,336
Contribution before unallocated items	(1,350)	2,239	889
For the Three Months Ended June 30, 2003
Revenue	$—	$15,858	$15,858
Contribution before unallocated items	(947)	5,966	5,019
For the Six Months Ended June 30, 2004
Revenue	$—	$27,897	$27,897
Contribution before unallocated items	(2,756)	7,518	4,762
For the Six Months Ended June 30, 2003
Revenue	$—	$28,855	$28,855
Contribution before unallocated items	(1,888)	10,635	8,747
At June 30, 2004
Total assets	$1,179	$63,285	$64,464
At December 31, 2003
Total assets	$1,514	$61,738	$63,252

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(Unaudited)

10.	REORGANIZATION COSTS

In the first quarter of 2004, the Company terminated a senior executive. As a result of this action, the Company recorded reorganization costs of $1.2 million during the six months ended June 30, 2004. The reorganization costs consist of severance costs of $584,000 and non-cash stock compensation of $570,000 related to the write-off of unamortized deferred compensation.

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

On February 24, 2004, the Company completed a private placement of securities pursuant to which it issued 9.8 million shares of its common stock and warrants to purchase 2.5 million shares of its common stock for an aggregate purchase price of $17.7 million, or $1.80 per share. The warrants issued in connection with the private placement are exercisable for a period of seven years at an exercise price of $2.30 per share. The Company received approximately $16.5 million, net of expenses, from the private placement of these securities.

12.	STOCK OPTIONS AND WARRANTS

The Company has a stock option plan for employees, board of directors, consultants, and other individual contributors to the Company. In addition, in connection with various financing and acquisition transactions, and for services provided to the Company, the Company has issued warrants to purchase the Company’s common stock. A summary of stock options and warrants outstanding at June 30, 2004 is as follows:

OPTIONS AND WARRANTS ISSUED TO EMPLOYEES

	Options and Warrants Outstanding		Options and Warrants Exercisable
Range of Exercise	Outstanding at	Weighted Average	Exercisable at	Weighted Average
Prices	June 30, 2004	Exercise Price	June 30, 2004	Exercise Price
$0.19-$0.50	3,360,927	$0.43	2,759,552	$0.42
$0.51-$1.00	714,807	$0.64	630,183	$0.64
$1.01-$1.50	1,420,849	$1.37	747,764	$1.34
$1.51-$2.13	1,011,730	$1.72	65,230	$1.66
$2.14-$2.14	4,573,619	$2.14	4,026,744	$2.14
$2.15-$3.05	291,690	$2.74	282,226	$2.75
$3.06-$4.00	1,755,234	$3.49	919,109	$3.44
$4.01-$5.00	1,375,435	$4.24	1,155,310	$4.25
$5.01-$18.00	683,075	$6.77	683,075	$6.77

Total	15,187,366	$2.15	11,269,193	$2.20

Options and warrants issued to employees generally terminate ten years from the date of grant. Termination dates on the options and warrants listed above range from July 8, 2004 to June 24, 2014.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(Unaudited)

12.	STOCK OPTIONS AND WARRANTS, Continued

A summary of the status of stock options and warrants granted to employees as of June 30, 2004, and the changes during the six months ended June 30, 2004 is presented below:

	Number of	Weighted
	Shares of	Average
	Underlying	Exercise
	Options	Prices
Outstanding at beginning of the period	14,727,764	$2.13
Granted	1,062,730	1.70
Exercised	(367,809)	0.53
Forfeited	(235,319)	1.36
Expired	—	—

Outstanding at end of period	15,187,366	$2.15

Exercisable at end of period	11,269,193	$2.20

A summary of warrants issued primarily in connection with financing is as follows:

	Number of	Weighted Average
Exercise Price	Outstanding Warrants	Exercise Price	Expiration Date
$0.01	37,532	$0.01	September 2005-October 2006
$1.50-$1.82	1,244,106	$1.63	August 2005-January 2006
$2.30-$3.09	2,462,861	$2.30	February 2005-February 2011
$3.80-$5.51	2,122,469	$4.98	July 2005-October 2006
$5.62-$5.65	4,534,839	$5.65	February 2005-September 2006
$6.00	150,000	$6.00	October 2006

Total	10,551,807	$4.25

All warrants are vested.

The exercise price and number of outstanding warrants for certain warrants previously issued have been adjusted according to their antidilution provisions.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(Unaudited)

12.	STOCK OPTIONS AND WARRANTS, Continued

A summary of the status of warrants issued primarily in connection with financing as of June 30, 2004, and the changes during the six months ended June 30, 2004 is presented below:

	Number of	Weighted
	Shares of	Average
	Underlying	Exercise
	Options	Prices
Outstanding at beginning of period	8,010,196	$4.90
Granted	2,457,525	2.30
Exercised	—	—
Expired	(25,000)	5.00
Effects of anti-dilutive provisions	109,086

Outstanding and exercisable at end of period	10,551,807	$4.25

If the Company had used the fair value-based method of accounting for its stock option and incentive plans and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, then the pro-forma net loss and net loss per common share would have been as follows (in thousands, except for per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(6,280)	$(391)	$(10,016)	$(1,516)
Add: Stock-based compensation expense included in net loss	90	194	256	393
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(767)	(673)	(1,230)	(1,643)

Pro forma net loss	$(6,957)	$(870)	$(10,990)	$(2,766)

Net loss per common share
As reported	$(0.05)	$—	$(0.08)	$(0.02)
Pro forma	(0.05)	(0.01)	(0.08)	(0.03)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(Unaudited)

13.	NET LOSS PER SHARE

Basic and diluted net loss per share are computed in accordance with SFAS No. 128, “Earnings Per Share,” using the weighted average number of common shares outstanding. The diluted net loss per share for the three and six months ended June 30, 2004 does not include the effect of the common stock equivalents, calculated by the treasury stock method, as their impact would be antidilutive. Using the treasury stock method, common stock equivalents are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Shares issuable under stock options	3,198,440	3,688,933	3,611,830	2,913,553
Shares issuable pursuant to warrants to purchase common stock	41,008	7,076,784	147,345	6,013,190

	3,239,448	10,765,717	3,759,175	8,926,743

14.	LITIGATION

Except for the pending matters described in Note 17 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business, and the Company does not expect these ordinary routine claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company.

There have been no material developments regarding the pending matters described in Note 17 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 during the six months ended June 30, 2004.

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

     Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:

- the volatility of the price of the Company’s common stock;

- the Company’s ability to fund future growth;

- the Company’s ability to be profitable;

- the Company’s ability to attract and retain qualified personnel;

- general economic conditions of the telecommunications market;

- market demand for and market acceptance of the Company’s products;

- legal claims against the Company, including, but not limited to claims of patent infringement;

- the Company’s ability to protect the Company’s intellectual property;

- defects in the Company’s products;

- the Company’s obligation to indemnify certain customers;

- the Company’s exposure to risks inherent in international operations;

- the Company’s dependence on contract manufacturers and suppliers;

- the Company’s ability to integrate the operations of the businesses recently acquired by the Company;

- the Company’s dependence on a small number of customers for revenue with respect to certain of the Company’s products;

- the Company’s ability to develop and maintain relationships with key vendors;

- new regulation and legislation;

- general economic and business conditions; and

- other risks and uncertainties disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and in the Company’s other filings with the SEC.

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

Overview

     Following the acquisition of NACT in 2001, the Company began selling products to the carrier market and focusing its strategic direction on developing and marketing next-generation communications products. The Company’s current business was built on acquisitions made by the Company by leveraging the economic downturn in the telecommunications area. In the second half of 2001, the Company acquired NACT and Telemate.Net; Telemate.Net products are sold to enterprise customers. Both of these companies sold products almost exclusively in domestic markets. In the first quarter of 2003, the Company acquired substantially all of the operating assets of Clarent, which provided the Company with patented VoIP technologies for both the carrier and enterprise markets (primarily serving international markets) and significantly increased the Company’s market share in the worldwide softswitch market. At the end of the third quarter of 2003, the Company acquired MCK and added MCK’s integrated access routers and distributed telephony devices products to the Company’s enterprise segment. For the six months ended June 30, 2004, 77% of the Company’s consolidated revenues are attributable to the businesses acquired in these four acquisitions and 47% of the Company’s consolidated revenues are attributable to the businesses acquired by the Company in 2003.

     The Company’s strategy through 2003 was to add next-generation communications products to its suite of products through strategic acquisitions and to leverage these operations through cost reductions to enhance cash flow. With the acquisition of substantially all of the operating assets of Clarent, the Company enhanced its strategy to move growth toward international markets. International revenue increased to 37% of the Company’s consolidated revenues for the six months ended June 30, 2004 versus 8% of the Company’s consolidated revenues for 2002. As the acquisition of substantially all of the operating assets of Clarent was funded primarily by short-term seller financing, generating cash flow during 2003 was extremely important to the Company. As such, the Company leveraged its combined operations, reducing sales, general and administrative costs (as compared to costs prior to the acquisition), while preserving the research and development expenditures, which are necessary for the Company’s long-term growth and viability.

     Through 2003, the Company’s focus had been on completing strategic acquisitions, integrating these acquisitions and enhancing cash flow through cost containment, especially in the areas of sales and marketing. In 2004, the Company has significantly increased its expenditures for sales and marketing to focus on long-term sustainable revenue growth. In the first quarter of 2004, the Company completed a private placement and raised approximately $16.5 million, net of expenses, to fund the expanded sales and marketing programs. The Company expects that these additional expenditures will significantly increase the operating loss in 2004 as compared to 2003, excluding the write-down of goodwill in 2003.

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

     The consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, MCK, Telemate.Net, NACT and Clarent Canada Ltd.

     The Company believes that the foregoing events significantly affect the comparability of the Company’s results of operations from year to year. You should read the following discussion of the Company’s results of operations and financial condition in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Three Months Ended June 30, 2004, compared to Three Months Ended June 30, 2003

     For the three months ended June 30, 2004, the Company’s net loss totaled $6.3 million, or $.05 per share, compared with a net loss of $391,000, or $.00 per share, for the same period in 2003.

     Total revenue was $11.3 million in the three months ended June 30, 2004, reflecting a 29% decrease from the same period in 2003. Products revenue decreased from $9.9 million in the three months ended June 30, 2003, to $5.7 million in the three months ended June 30, 2004. In 2003, the Company began redirecting its focus for NACT products sales away from its historic market, primarily emerging domestic carriers (which market was consolidating), towards carriers in the international market. During the three months ended June 30, 2003, the Company’s Clarent (softswitch) division had a large sale of software to a single customer; this did not occur in the three months ended June 30, 2004. Services revenue was $5.6 million for the three months ended June 30, 2004, reflecting a 6% decrease from the same period in 2003. Gross profit was 45% of revenue in the three months ended June 30, 2004, compared with 59% of revenue for the same period in 2003. The decrease in gross profit dollars resulted primarily from the decrease in revenues. The decrease in gross profit percentage is due to a decline in revenues across all product lines in relation to fixed departmental costs (primarily personnel and related costs) related to the production and support departments and the increase in amortization of intangibles related to the MCK and Clarent acquisitions.

     Total operating expenses incurred for the three months ended June 30, 2004, were $11.2 million, an increase of $1.9 million compared to the same period in 2003. The increase is primarily attributable to the following items: increases in sales and marketing expenses of $1.4 million, research and development expenses of $691,000, depreciation expenses of $241,000 and amortization of intangibles of $75,000 and offset by decrease in general and administrative expenses of $405,000 and amortization of deferred compensation of $104,000.

     The decrease in general and administrative expenses resulted from a decrease in bad debt expense offset by an increase in expenses related to the acquisition of MCK in September 2003.

     The increase in sales and marketing and research and development expenses resulted from the Company’s intention to expand its sales and marketing programs in 2004 and the addition of personnel and related costs related to the acquisition of MCK in September 2003.

     The increase in depreciation expense is primarily related to the fixed assets recorded in connection with the acquisition of MCK, as well as, the increases related to the purchase of furniture and equipment of approximately $1.0 million and $1.2 million during the first six months of 2004 and the last six months of 2003, respectively, offset by decreases related to fully depreciated assets. Capital expenditures are primarily depreciated on a straight-line basis over their estimated useful lives of three years.

     The increase in intangible amortization is related to the amortization of the channels of distribution related to the acquisition of MCK in September 2003.

     The $104,000 decrease in amortization of deferred compensation primarily related to the termination of certain options and full vesting of other options outstanding since the Company’s acquisitions of Telemate.Net in November 2001 and Cereus Technology Partners, Inc. (“Cereus”) in September 2000. The deferred compensation represents the intrinsic value of the Telemate.Net and Cereus unvested options outstanding at the date of the acquisitions of Telemate.Net and Cereus and is amortized over the remaining vesting period of the options.

     As a percent of revenue, operating expenses were 99% during the three months ended June 30, 2004 up from 59% for the same period in 2003.

     Other income was $103,000 during the three months ended June 30, 2004 compared with $9,000 for the same period in 2003.

     Equity in loss of investment was $45,000 during the three months ended June 30, 2004, compared to $19,000 for the same period in 2003. This amount represents the Company’s portion of BeTrue’s income or losses. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated.

     Net interest expense was $263,000 during the three months ended June 30, 2004, a decrease of $191,000 compared to the same period in 2003. The decrease was attributable to payments made on the Company’s notes payable for the acquisition of assets from Clarent.

Business Unit Performance

	Carrier		Enterprise		Advanced
	Solutions		Solutions		Applications
Dollars in thousands	Group		Group		Services Group		Consolidated
For the Three Months
Ended June 30,	2004	2003	2004	2003	2004	2003	2004	2003
Revenue	$3,754	$9,129	$4,301	$3,470	$3,281	$3,259	$11,336	$15,858

Gross profit	1,598	5,687	2,312	2,143	1,236	1,551	5,146	9,381
Gross margin	43%	62%	54%	62%	38%	48%	45%	59%
General and administrative	633	1,553	405	216	256	210	1,294	1,979
Research and development	1,801	1,741	1,162	642	—	—	2,963	2,383

Contribution before unallocated items	$(836)	$2,393	$745	$1,285	$980	$1,341	$889	$5,019

Unallocated items:
Corporate general and administrative							2,228	1,948
Sales and marketing							3,616	2,201
Corporate research and development							111	—
Depreciation and amortization of property and equipment							784	543
Amortization of intangibles							135	60
Amortization of deferred compensation, related to sales, general and administrative							90	194

Operating loss							(6,075)	73
Other							(205)	(464)

Loss before income taxes							$(6,280)	$(391)

Carrier Solutions Group

     Total revenue from the Company’s Carrier Solutions Group revenue was $3.8 million in the three months ended June 30, 2004, a 59% decrease from the same period in 2003. In 2003, the Company began redirecting its focus for NACT product sales away from its historic market, primarily emerging domestic carriers (which market was consolidating) towards carriers in the international market. At the same time, the Company reduced its sales and marketing expenditures for NACT, in a broad cost reduction initiative required to enable the Clarent acquisition. During the three months ended June 30, 2003, the Company’s Clarent softswitching division had a large sale of software to a single customer; this did not occur in the three months ended June 30, 2004. In addition, during the three months ended June 30, 2004, the Company has concentrated on larger international deals that require a longer time period to close.

     Gross profit decreased by $4.1 million in the three months ended June 30, 2004, and was 43% percent of revenue, compared to 62% in the same period in 2003. The decrease in gross profit dollars is attributable to the decrease in revenue. The decrease in gross margin is due to a decline in revenues in relation to fixed departmental costs (primarily personnel and related costs) related to the production and support departments and the increase in amortization of intangibles related to the Clarent acquisition. In addition, during the three months ended June 30, 2003, the Clarent softswitching division experienced a higher proportion of unusually high gross-margin deals.

     Allocated operating expenses incurred in the Carrier Solutions Group for the three months ended June 30, 2004, were $2.4 million, a decrease of $860,000 compared to the same period in 2003. The decrease in general and administrative expenses is attributable to a reduction in bad debt expense and personnel costs. The increase in research and development expenses during the three months ended June 30, 2004, reflects increases related to increased personnel costs. As a percent of revenue, operating expenses for the Carrier Solutions Group were 65% during the three months ended June 30, 2004, up from 36% during the same period in 2003.

Enterprise Solutions Group

     Total revenue for the Company’s Enterprise Solutions Group was $4.3 million in the three months ended June 30, 2004, a 24% increase from the same period in 2003. The increase in revenue is primarily related to the Company’s acquisition of MCK in September 2003.

     Gross profit increased by $169,000 in the three months ended June 30, 2004, and was 54% percent of revenue, compared with 62% of revenue in the same period in 2003. The increase in gross profit dollars is attributable to the increase in revenue. The decrease in gross margin is related to the increase in amortization of intangibles related to MCK technology and the mix of business, particularly the addition of MCK which has lower margins.

     Allocated operating expenses incurred in Enterprise Solutions Group for the three months ended June 30, 2004, were $1.6 million, an increase of $709,000 compared to the same period in 2003. The increases in general and administrative expenses and research and development expenses relate to the acquisition of MCK in September 2003. As a percent of revenue, allocated operating expenses for Enterprise Solutions Group were 36% during the three months ended June 30, 2004, up from 25% during the same period in 2003. The increase is primarily attributable to the increase in research and development expenses as a percentage of revenue related to the acquisition of MCK in September 2003.

Advanced Applications Services Group

     Total revenue for the Company’s Advanced Applications Services Group was $3.3 million in the three months ended June 30, 2004, a 1% increase from the same period in 2003.

     Gross profit decreased by $315,000 in the three months ended June 30, 2004, and was 38% of revenue, compared with 48% of revenue in the same period in 2003. The decrease in gross profit dollars and gross margin is due to increased personnel and related costs related to the Advanced Applications Services Group’s performance of consulting work to assist a large customer in its conversion to a new software platform.

     Allocated operating expenses incurred in Advanced Applications Services Group for the three months ended June 30, 2004, were $256,000, an increase of $46,000 compared to the same period in 2003. The increase in general and administrative expenses primarily relate to an increase in personnel and related costs.

Six Months Ended June 30, 2004, compared to Six Months Ended June 30, 2003

     For the six months ended June 30, 2004, the Company’s net loss totaled $10.0 million, or $.08 per share, compared with a net loss of $1.5 million, or $.02 per share, for the same period in 2003. The 2004 results included $584,000 of reorganization costs and $570,000 of stock-related reorganization costs. The 2003 results included $114,000 of reorganization costs and $80,000 of stock-related reorganization costs.

     Total revenue was $27.9 million in the six months ended June 30, 2004, reflecting a 3% decrease from the same period in 2003. Products revenue decreased from $17.1 million in the six months ended June 30, 2003, to $16.7 million in the six months ended June 30, 2004. In 2003, the Company began redirecting its focus for NACT products sales away from its historic market, primarily emerging domestic carriers (which market was consolidating), towards carriers in the international market. Services revenue was $11.2 million for the six months ended June 30, 2004, reflecting a 5% decrease from the same period in 2003. Gross profit decreased for the six months ended June 30, 2004, and was 49% of revenue in 2004, compared with 58% of revenue in 2003. The increase in gross profit dollars resulted from the decrease in revenues, increased service costs and increased amortization of intangibles. The decrease in gross profit percentage is due to the increase in amortization of intangibles and reduced margins on services revenues in all the segments of the business.

     Total operating expenses incurred for the six months ended June 30, 2004, were $23.2 million, an increase of $5.7 million compared to the same period of 2003. The increase is primarily attributable to the following items: increases in general and administrative expenses of $36,000, sales and marketing expenses of $2.7 million, research and development expenses of $1.6 million, depreciation expenses of $393,000, amortization of intangibles of $150,000 and reorganization costs of $960,000, offset by decrease in amortization of deferred compensation of $137,000.

     The increase in general and administrative, sales and marketing and research and development expenses resulted from the addition of personnel and related costs related to the acquisitions of MCK in September 2003 and substantially all of the business assets of Clarent in February 2003.

     The increase in depreciation expense is primarily related to the fixed assets recorded in connection with the acquisition of MCK and substantially all the business assets of Clarent, as well as, the increases related to the purchase of furniture and equipment of approximately $1.0 million and $1.2 million during the first six months of 2004 and the last six months of 2003, respectively, offset by decreases related to fully depreciated assets. Capital expenditures are primarily depreciated on a straight-line basis over their estimated useful lives of three years.

     The increase in intangible amortization is related to the amortization of the channels of distribution related to the acquisition of MCK in September 2003.

     The $137,000 decrease in amortization of deferred compensation primarily related to the termination of certain options and full vesting of other options outstanding since the Company’s acquisitions of Telamate.Net in November 2001 and Cereus Technology in September 2000. The deferred compensation represents the intrinsic value of the Telemate.Net and Cereus unvested options outstanding at the date of the acquisitions of Telemate.Net and Cereus and is amortized over the remaining vesting period of the options.

     The $470,000 increase in reorganization costs and $490,000 increase in stock related reorganization costs is related to the termination of a senior executive in the first quarter of 2004. As a result of these actions, the Company recorded total reorganization costs of $1.2 million during the six months ended June 30, 2004. The Company initiated a reorganization to accommodate the acquisition of the assets of Clarent in the six months ended March 31, 2003 and eliminated 14 positions held by employees. As a result of these actions, the Company recorded total reorganization costs of $194,000 during the six months ended June 30, 2003. The reorganization costs consist of severance costs and non-cash stock compensation.

     As a percent of revenue, operating expenses were 83% during the six months ended June 30, 2004, up from 61% for the same period in 2003.

     Other income was $151,000 during the six months ended June 30, 2004, compared with $18,000 for the same period in 2003.

     Equity in loss of investment was $63,000 during the six months ended June 30, 2004, compared to $52,000 for the same period in 2003. This amount represents the Company’s portion of BeTrue’s income or losses. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated.

     Net interest expense was $529,000 during the six months ended June 30, 2004, a decrease of $232,000 compared to the same period in 2003. The decrease was attributable to payments made on the Company’s notes payable for the acquisition of assets from Clarent.

Business Unit Performance

	Carrier		Enterprise		Advanced
	Solutions		Solutions		Applications
Dollars in thousands	Group		Group		Services Group		Consolidated
For the Six Months
Ended June 30,	2004	2003	2004	2003	2004	2003	2004	2003
Revenue	$12,203	$15,851	$9,268	$6,639	$6,426	$6,365	$27,897	$28,855

Gross profit	6,508	9,493	4,841	4,288	2,300	3,020	13,649	16,801
Gross margin	53%	60%	52%	65%	36%	47%	49%	58%
General and administrative	1,681	2,890	977	488	500	397	3,158	3,775
Research and development	3,468	3,203	2,261	1,076	—	—	5,729	4,279

Contribution before unallocated items	$1,359	$3,400	$1,603	$2,724	$1,800	$2,623	$4,762	$8,747

Unallocated items:
Corporate general and administrative							4,126	3,473
Sales and marketing							6,786	4,092
Corporate research and development							156	—
Depreciation and amortization of property and equipment							1,589	1,196
Amortization of intangibles							270	120
Amortization of deferred compensation, related to sales, general and administrative							256	393
Reorganization costs							584	114
Stock related reorganization costs							570	80

Operating loss							(9,575)	(721)
Other							441	795

Loss before income taxes							$(10,016)	$(1,516)

Carrier Solutions Group

     Total revenue from the Company’s Carrier Solutions Group revenue was $12.2 million in the six months ended June 30, 2004, a 23% decrease from the same period in 2003. In 2003, the Company began redirecting its focus for NACT product sales away from its historic market, primarily emerging domestic carriers (which market was consolidating), towards carriers in the international market.

     Gross profit decreased by $3.0 million in the six months ended June 30, 2004, and was 53% percent of revenue, compared to 60% in the same period in 2003. The decrease in gross profit dollars is attributable to the decrease in revenue. The decrease in gross margin is due to a decline in revenues in relation to fixed departmental costs (primarily personnel and related costs) related to the production and support departments and the increase in amortization of intangibles related to the Clarent acquisition.

     Allocated operating expenses incurred in the Carrier Solutions Group for the six months ended June 30, 2004, were $5.2 million, a decrease of $943,000 compared to the same period in 2003. The decrease in general and administrative expenses is attributable to a reduction in bad debt expense, personnel costs and facility expenses. The increase in research and development expenses reflects increases related to increased personnel costs. As a percent of revenue, operating expenses for the Carrier Solutions Group were 42% during the six months ended June 30, 2004, down from 38% during the same period in 2003.

Enterprise Solutions Group

     Total revenue for the Company’s Enterprise Solutions Group was $9.3 million in the six months ended June 30, 2004, a 40% increase from the same period in 2003. The increase in revenue is primarily related to the Company’s acquisition of MCK in September 2003.

     Gross profit increased by $553,000 in the six months ended June 30, 2004, and was 52% percent of revenue, compared with 65% of revenue in the same period in 2003. The increase in gross profit dollars is attributable to the increase in revenue. The decrease in gross margin is related to the increase in amortization of intangibles related to MCK technology, inventory obsolescence adjustments and the mix of business, particularly the addition of MCK which has lower margins.

     Allocated operating expenses incurred in Enterprise Solutions Group for the six months ended June 30, 2004, were $3.2 million, an increase of $1.7 million compared to the same period in 2003. The increases in general and administrative expenses and research and development expenses relate to the acquisition of MCK in September 2003 and Clarent’s Netperformer division in February 2003. As a percent of revenue, allocated operating expenses for Enterprise Solutions Group were 35% during the six months ended June 30, 2004, up from 24% during the same period in 2003. The increase is primarily attributable to the increase in research and development expenses as a percentage of revenue related to the acquisitions of MCK in September 2003 and Clarent’s Netperformer division in February 2003.

Advanced Applications Services Group

     Total revenue for the Company’s Advanced Applications Services Group was $6.4 million in the six months ended June 30, 2004, a 1% increase from the same period in 2003.

     Gross profit decreased by $720,000 in the six months ended June 30, 2004, and was 36% of revenue, compared with 47% of revenue in the same period in 2003. The decrease in gross profit dollars and gross margin is due to increased personnel and related costs related to the Advanced Applications Services Group’s performance of consulting work to assist a large customer in its conversion to a new software platform.

     Allocated operating expenses incurred in Advanced Applications Services Group for the six months ended June 30, 2004, were $499,000, an increase of $102,000 compared to the same period in 2003. The increase in general and administrative expenses primarily relate to an increase in personnel and related costs.

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

Restructuring Accruals- Discontinued Operations

     During 2001, the Company initiated certain restructuring plans. In conjunction with these restructuring plans, the Company established a restructuring reserve account for the estimated costs related to the plans. These costs primarily related to facilities closings, severance costs and other businesses exiting costs. For the facilities closings cost, a reserve was established for all remaining lease payments due on buildings and equipment that were no longer being utilized in continuing operations, less assumptions for sub-leases. The accrual for one of the leases with total payments remaining through January 31, 2010 of $2.2 million is offset by sublease receipts totaling $1.0 million through the end of the lease term and assumes an amount of $240,000 for the extension of one of the subleases through the end of the lease term. As of June 30, 2004, the Company had a remaining reserve balance of approximately $1.3 million, which is included in liabilities of discontinued operations. The Company currently believes that this remaining estimated balance is appropriate to cover future obligations associated with the restructurings; however, changes in these estimates could occur based on changes in the financial condition of the subleases.

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

Liquidity and Capital Resources

Summary

     Liquidity is the measurement of the Company’s ability to have adequate cash or access to cash at all times in order to meet financial obligations when due, as well as to fund corporate expansion and other activities. For the last three years, the Company has met its liquidity requirements through a combination of cash provided by debt from third party lenders, issuances of debt and equity securities and purchases of other businesses.

     At June 30, 2004, the Company had a positive working capital position (excess of current assets over current liabilities) of $22.0 million compared to a positive working capital position of $12.7 million at December 31, 2003. The Company’s cash and cash equivalents totaled $18.2 million at June 30, 2004, and $7.7 million at December 31, 2003. Total long-term debt, net of discount, was $6.8 million at June 30, 2004 and $6.6 million at December 31, 2003. At June 30, 2004 and December 31, 2003, the Company had no borrowings under its $10.0 million Amended Credit Agreement with Silicon. The Company’s borrowing availability under the Amended Credit Agreement at June 30, 2004 was $4.7 million. The Company has outstanding stand-by letters of credit in the amount of $1.6 million at June 30, 2004, which reduce borrowing capacity under the Amended Credit Agreement.

     On February 12, 2003, in connection with the Company’s acquisition of the assets of Clarent, the Company amended its existing Original Credit Agreement with Silicon, and in connection therewith, the Company and Silicon entered into certain amendments to the existing credit facility and certain additional credit agreements. Such amendments and additional agreements increased the Company’s asset-based revolving credit line from $5.0 million to $10.0 million and include an EX-IM facility that will provide for working capital based on the Company’s international accounts receivable and inventory related to export sales primarily associated with Clarent’s assets. The amendments and additional agreements also extended the term of the Original Credit Agreement for 18 months (through August 13, 2004). On April 7, 2003, the Company and Silicon further amended the credit facility to increase the EX-IM facility and to modify certain financial covenants related to the timing of the closing of the acquisition of the business assets of Clarent. In February 2004, the Company and Silicon further amended the credit facility. Under the terms of the Amended Credit Agreement, the Company must maintain a minimum tangible net worth covenant, computed monthly, and may not declare dividends or incur any additional indebtedness without the consent of Silicon, and must comply with other financial covenants, as defined in the Amended Credit Agreement. In August 2004, at the Company’s request, Silicon further amended the credit facility to extend the term to January 2005. The Company requested this extension versus a renewal to give the Company time to determine how best to size its line of credit to cover its expected borrowing base in 2005 and give the Company maximum financing flexibility. In addition, the Company was not in compliance with the minimum tangible net worth covenant as of June 30, 2004, and Silicon waived such non-compliance.

     On February 12, 2003, the Company acquired substantially all the business assets and assumed certain related liabilities of Clarent for $9.8 million in notes. At June 30, 2004, a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum, remains outstanding. The assets the Company purchased from Clarent secure the note.

Cash Flow

     Cash used in the Company’s continuing operations in the six months ended June 30, 2004 totaled approximately $2.8 million compared with cash provided by continuing operations of $229,000 in the same period in 2003. The cash used in continuing operations during the six months ended June 30, 2004 resulted primarily from cash used by continuing operations of $5.7 million (net loss from continuing operations of $10.0 million reduced by non-cash charges totaling $4.3 million, including depreciation and amortization of $3.3 million, stock-related reorganization costs of $570,000 and provision for doubtful accounts of $433,000) which was offset by changes in current operating assets and liabilities of approximately $2.9 million.

     Cash used in the Company’s discontinued operations in the six months ended June 30, 2004 totaled $264,000 compared with cash used in discontinued operations of $525,000 in the same period in 2003.

     The Company used cash in investing activities in the six months ended June 30, 2004 of approximately $2.7 million, compared to $1.6 million in the same period of 2003. In the six months ended June 30, 2004, the Company used $3.9 million in cash related to the payment of accrued liabilities assumed in the acquisition of MCK. During the six months ended June 30, 2004, restricted cash decreased by $2.2 million. The Company spent $1.0 million and $297,000 on capital expenditures in the six months ended June 30, 2004 and 2003, respectively. The Company also invested $320,000 on purchased software development costs in the six months ended June 30, 2003.

     Cash provided by financing activities totaled approximately $16.3 million in the six months ended June 30, 2004 compared to $1.8 million in the same period of 2003. For the six months ended June 30, 2004, the Company received proceeds from a private placement, net of associated fees of $16.5 million, received proceeds from the issuance of the Company’s common stock related to the exercise of stock options of $151,000 and paid $350,000 on the notes payable for the purchase of the assets of Clarent in 2003. For the six months ended June 30, 2004, the Company borrowed $2.0 million on the Company’s credit line, received proceeds from the issuance of the Company’s common stock related to the exercise of stock options of $812,000 and paid $1.1 million on the notes payable for the purchase of the assets of Clarent in 2003.

Contractual Obligations and Commercial Commitments

The following summarizes the Company’s future contractual obligations at June 30, 2004 (in thousands):

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Line of credit	$—	$—	$—	$—	$—
Additional payments for the acquisition of Encore Group	761	422	339	—	—
Notes payable for the purchase of Clarent	3,000	—	—	3,000	—
Accrued costs of MCK acquisition	3,833	1,298	2,535	—	—
Convertible subordinated debentures	4,500	—	4,500	—	—
Operating leases:
Continuing operations	13,256	2,995	4,959	4,135	1,167
Discontinued operations	2,428	689	739	770	230

Total contractual cash obligations	$27,778	$5,404	$13,072	$7,905	$1,397

     Note, this table excludes interest expense and sublease rentals and assumes that leases are not renewed. The Company has outstanding stand-by letters of credit in the amount of $1.6 million at June 30, 2004.

Sources of Cash

     For 2004, the Company expects that its primary sources of cash will be from cash on hand and borrowings under its Amended Credit Agreement with Silicon. The Company expects that its current operations will not generate positive income from operations before interest, taxes, depreciation, amortization of intangibles and amortization of deferred compensation for 2004 as the Company is investing in additional sales and marketing and research and development costs. However, the Company believes that it will have sufficient liquidity from its cash on hand and its unused credit facility to meet its current financial obligations during the next twelve months.

     The Amended Credit Agreement with Silicon, however, is subject to certain financial covenants (including a minimum tangible net worth covenant) and limitations on the Company’s ability to access funds under the Amended Credit Agreement. If the Company is in violation of the Amended Credit Agreement, or does not have sufficient eligible accounts receivable and inventories to support the level of borrowings it may need, then the Company may be unable to draw on the Amended Credit Agreement to the extent necessary. To the extent the Company does not have borrowing availability under the Amended Credit Agreement, the Company may be required to obtain additional sources of capital, sell assets, obtain an amendment to the Amended Credit Agreement or otherwise restructure its outstanding indebtedness. Additional borrowings other than pursuant to the Amended Credit Agreement must be approved by Silicon and may have to be approved by the holders of the Clarent secured note due in 2008. If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the Amended Credit Agreement or otherwise restructure its outstanding indebtedness, then the Company may not be able to meet its obligations. The Amended Credit Agreement, if not extended or replaced, expires January 12, 2005.

     The Company’s short-term cash needs are for working capital, including cash operating losses, capital expenditures, remaining unpaid transaction costs and assumed liabilities related to the acquisition of MCK and payments related to discontinued operations. At June 30, 2004, accrued costs of MCK acquisition and other long-term liabilities include $1.6 million in lease payments related to lease obligations for excess space at the date of acquisition. The Company expects to pay out approximately $692,000 related to these obligations in the next twelve months. At June 30, 2004, liabilities of discontinued operations included $1.3 million in lease payments related to discontinued operations. The Company expects to pay out approximately $262,000 related to discontinued operations in the next twelve months.

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

Interest Rate Risks

The Company’s notes payable and convertible subordinated debentures at June 30, 2004, carry interest rates, which are fixed. The Company’s line of credit with Silicon carries interest rates, which vary with the prime rate. Accordingly, if the Company has any indebtedness outstanding under its line of credit with Silicon, then any increases in Silicon’s prime rate will reduce the Company’s earnings. At June 30, 2004, the Company did not have any indebtedness outstanding under its line of credit with Silicon.

Foreign Currency Risks

Products sold outside of the United States of America are transacted in U.S. dollars and, therefore, the Company is not exposed to foreign currency exchange risk. Transactions with Clarent Canada Ltd., MCK’s subsidiary, MCK Telecommunications, Inc. and NACT’s subsidiary, NACT, Ltd. present foreign currency exchange risk. The principal transactions are personnel and related costs. The intercompany balance is denominated in U.S. dollars and changes in foreign currency rates would result in foreign currency gains and losses. Using the intercompany balance at June 30, 2004, a 10% strengthening of the U.S. dollar against the Canadian dollar and the British pound would result in a foreign currency transaction loss of approximately $48,000. To date, foreign exchange gains and losses have not been significant.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

	32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

	32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

* Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 26, 2004.

(b)	Reports on Form 8-K.

During the quarter ended June 30, 2004, the Company filed with the SEC the following Current Reports on Form 8-K:

	(i)	Current Report on Form 8-K filed on April 29, 2004, reporting under Item 12 of such report information regarding the Company’s results of operations and financial condition for the first quarter 2004;

	(ii)	Current Report on Form 8-K filed on May 25, 2004, (a) reporting under Item 5 of such report the reorganization of the Company’s existing, ongoing business segments and the modification of Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2003, 2002 and 2001 to the extent such discussion and analysis relates to segments and Note 15 set forth in the notes to the Company’s audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 and (b) filing as an exhibit to such report the Company’s audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001; and

	(iii)	Current Report on Form 8-K filed on June 14, 2004, reporting under Item 4 of such report the Company’s change of independent accountants.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSO TECHNOLOGIES, INC.

Date: August 6, 2004	/s/ Juliet M. Reising

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