Form 10-Q
period 2004-09-30
VERSO TECHNOLOGIES INC
filed 2004-11-09
CIK 797448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicated by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [  ].

Shares of the registrant’s common stock, par value $.01 per share, outstanding as of November 9, 2004: 133,104,056.

VERSO TECHNOLOGIES, INC.
FORM 10-Q

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$10,865	$7,654
Restricted cash	—	2,290
Accounts receivable, net of allowance for doubtful accounts of $1,294 and $1,995, respectively	7,834	13,620
Inventories	8,914	8,727
Other current assets	1,487	1,003

Total current assets	29,100	33,294
Property and equipment, net of accumulated depreciation and amortization of $8,787 and $6,277, respectively	5,365	5,749
Investment	554	673
Other intangibles, net of accumulated amortization of $3,793 and $2,145, respectively	5,660	7,308
Goodwill	15,998	16,228

Total assets	$56,677	$63,252

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,521	$4,418
Accrued compensation	1,956	1,564
Accrued expenses	3,022	3,007
Current portion of notes payable	—	347
Current portion of accrued costs of MCK acquisition	434	4,464
Current portion of liabilities of discontinued operations	759	1,039
Unearned revenue and customer deposits	5,287	5,718

Total current liabilities	13,979	20,557
Liabilities of discontinued operations, net of current portion	744	834
Other long-term liabilities	1,262	1,637
Notes payable, net of current portion	2,696	2,652
Convertible subordinated debentures	4,185	3,979

Total liabilities	22,866	29,659

Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; 780,000 shares issued and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 133,104,056 and 122,781,117 shares issued and outstanding	1,331	1,228
Additional paid-in capital	322,926	306,293
Stock payable	94	130
Accumulated deficit	(290,482)	(273,144)
Deferred compensation	(97)	(1,012)
Accumulated other comprehensive income (loss) - foreign currency translation	39	98

Total shareholders’ equity	33,811	33,593

Total liabilities and shareholders’ equity	$56,677	$63,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue:
Products	$6,207	$9,573	$22,927	$26,697
Services	5,039	5,741	16,216	17,473

Total revenue	11,246	15,314	39,143	44,170

Cost of revenue:
Products:
Product costs	3,378	3,671	10,385	10,198
Amortization of intangibles	351	203	1,243	508

Total cost of product	3,729	3,874	11,628	10,706
Services	3,027	2,686	9,376	7,910

Total cost of revenue	6,756	6,560	21,004	18,616

Gross profit:
Products	2,478	5,699	11,299	15,991
Services	2,012	3,055	6,840	9,563

Total gross profit	4,490	8,754	18,139	25,554

Operating expenses:
General and administrative	3,982	2,897	11,266	10,146
Sales and marketing	3,500	2,402	10,287	6,493
Research and development	3,034	2,382	8,919	6,661
Depreciation and amortization of property and equipment	831	867	2,420	2,062
Amortization of intangibles	135	60	405	180
Amortization of deferred compensation, related to sales, general and administrative	90	194	346	587
Write-down of goodwill	—	10,930	—	10,930
Reorganization costs	—	93	584	207
Reorganization costs - stock related	—	139	570	219

Total operating expenses	11,572	19,964	34,797	37,485

Operating (loss) income	(7,082)	(11,210)	(16,658)	(11,931)

Other income (expense), net:
Other income	72	—	224	18
Equity in loss of investment	(56)	(9)	(119)	(61)
Interest expense, net	(255)	(388)	(785)	(1,149)

	(239)	(397)	(680)	(1,192)

Loss before income taxes	(7,321)	(11,607)	(17,338)	(13,123)
Income taxes	—	—	—	—

Net loss	$(7,321)	$(11,607)	$(17,338)	$(13,123)

Net loss per common share - basic and diluted	$(0.05)	$(0.12)	$(0.13)	$(0.14)

Weighted average shares outstanding - basic and diluted	133,113,337	96,507,282	130,994,763	92,361,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(Unaudited)

	For the nine months ended
	September 30,
	2004	2003
Operating Activities:
Continuing operations:
Net loss	$(17,338)	$(13,123)
Adjustments to reconcile net loss to net cash (used in) provided by continuing operating activities:
Equity in loss of investment	119	61
Depreciation and amortization of property and equipment	2,420	2,062
Amortization of intangibles	1,648	688
Amortization of deferred compensation	346	587
Write-down of goodwill	—	10,930
Provision for doubtful accounts	651	1,573
Amortization of loan fees and discount on convertible subordinated debentures	400	415
Reorganization costs-stock related	570	—
Other	54	(112)
Changes in current operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,265	(3,709)
Inventories	(187)	2,547
Other current assets	(631)	(155)
Accounts payable	(1,897)	708
Accrued compensation	392	552
Accrued expenses	(227)	(2,591)
Unearned revenue and customer deposits	(431)	316

Net cash (used in) provided by continuing operating activities	(8,846)	749
Discontinued operations - payments of discontinued operations liabilities	(370)	(710)

Net cash (used in) provided by operating activities	(9,216)	39

Investing Activities:
Purchases of property and equipment	(2,047)	(977)
Purchased software development	—	(481)
Decrease in restricted cash	2,290	—
Payment of assumed liabilities and costs of acquisition of MCK Communications, Inc.	(4,063)	9,915
Acquisition of certain assets of Clarent Corporation, net of cash acquired	—	(1,122)

Net cash (used in) provided by investing activities	(3,820)	7,335

Financing Activities:
Net repayments under line of credit	—	(800)
Payments of notes payable	(350)	(2,550)
Shareholder note repayments	—	1,771
Proceeds from private placement, net	16,474	—
Proceeds from issuances of common stock in connection with the exercise of options, net	128	2,744

Net cash provided by financing activities	16,252	1,165

Effect of exchange rate changes on cash	(5)	(52)

Increase (decrease) in cash and cash equivalents	3,211	8,487
Cash and cash equivalents at beginning of period	7,654	1,294

Cash and cash equivalents at end of period	$10,865	$9,781

Supplemental disclosure of cash flow information:
Cash payments (receipts) during the periods for:
Interest	$272	$611

Income taxes	$(80)	$136

Non-cash investing and financing activities
Common stock consideration for acquisitions:
MCK Communications, Inc. - issuance of 18,278,423 shares of common stock	$—	$24,130
Compensatory options fully-vested and/or extended in reorganization	$570	$264
Issuance of common stock in litigation settlement	—	264
Issuance of warrants in exchange for services	—	119
Issuance of common stock in exchange for services	133	—
Assets acquired and liablities assumed in conjunction with business acquisitions:
Fair value of assets acquired, excluding cash and restricted cash	—	10,966
Liabilities assumed	—	986
Notes payable for acquisition of certain assets of Clarent Corporation	$—	$9,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC AND SUBSIDIARIES.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

MCK Communications, Inc.

On September 26, 2003, to increase capital and to enhance the Company’s ability to provide technology that allows enterprises the ability to migrate to next-generation environments, the Company acquired all of the outstanding capital stock of MCK by means of a merger. The acquisition cost was approximately $25.0 million, consisting of 18,278,423 shares of the Company’s common stock with a fair value of $24.1 million and acquisition costs of approximately $900,000.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

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

Clarent Corporation

On February 12, 2003, to enhance the Company’s position in the next-generation networking and technology market, the Company acquired substantially all the business assets and certain related liabilities of Clarent. The purchase consideration was approximately $10.8 million, consisting of $9.3 million in discounted seller notes issued by the Company and acquisition costs of approximately $1.5 million. At the closing of the acquisition, the Company issued three promissory notes to Clarent: a $5.0 million secured note due February 13, 2004, which bore interest at 10% per annum and a $1.8 million non-interest bearing unsecured note due February 13, 2004, which was discounted at 6.25% per annum, both of which were paid in full at September 30, 2004; and a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum, discounted at 7.5% per annum. The unamortized discount totaled approximately $304,000 at September 30, 2004. The assets the Company purchased from Clarent secure the secured notes.

The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. Gross intangible assets acquired totaling $821,000 primarily consist of current technology and are being amortized over three years.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(Unaudited)

2.	MERGERS AND ACQUISITIONS, Continued

Clarent Corporation — Continued

The preliminary allocations of the costs of acquisitions of MCK and the net assets of Clarent, as adjusted, are as follows (in thousands):

	MCK	Clarent
Cash	$10,575	$571
Restricted cash	2,015	115
Accounts receivable	1,175	2,717
Inventories	423	5,465
Other current assets	453	613
Property and equipment	365	1,650
Other intangilbes	3,600	821
Goodwill (1)	14,243	—
Accounts payable	(508)	(103)
Accrued compensation	(195)	(198)
Current portion of accrued costs of MCK purchase	(5,810)	—
Accrued expenses	(782)	(331)
Deferred revenue	(524)	(480)

Cost of acquisition	$25,030	$10,840

(1)	Prior to MCK goodwill write-down of $10.9 million

Pro Forma Effect of MCK and Clarent Transactions

The results of MCK have been included in the Company’s consolidated results beginning October 1, 2003 and the results of Clarent have been included in the Company’s consolidated results subsequent to February 12, 2003. The write-down of goodwill in 2003 for MCK of $10.9 million is included in the results for the quarter ended and nine months ended September 30, 2003. The following unaudited pro forma information presents the results of continuing operations of the Company for the three months and nine months ended September 30, 2003, as if the acquisition of MCK and Clarent had taken place on January 1, 2003, (in thousands, except per share amounts):

	September 30, 2003
	Three months	Nine months
	ended	ended
Revenues	$18,366	$54,997
Net loss	$(16,390)	$(24,582)
Net loss per common share — basic and diluted	$(0.14)	$(0.22)
Weighted average shares outstanding - basic and diluted	113,778,392	110,304,933

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

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

Summarized financial information reported by this affiliate for the three and nine months ended September 30, 2004 and 2003 (in thousands) are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating results:
Revenues	$—	$152	$534	$812

Operating loss	$(110)	$(18)	$(233)	$(134)

Net loss	$(110)	$(18)	$(233)	$(121)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(Unaudited)

4.	DISCONTINUED OPERATIONS

Following the acquisition of NACT in July 2001, the Company determined that its value added reseller business and associated consulting practice (“legacy VAR business”) was not strategic to the Company’s ongoing objectives and discontinued capital and human resource investment in its legacy VAR business. Accordingly, the Company elected to report its legacy VAR business as discontinued operations by early adoption of SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”). There were no results of discontinued operations for the three and nine months ended September 30, 2004 and 2003, respectively.

The liabilities of discontinued operations included in the accompanying condensed consolidated balance sheet (in thousands) are as follows:

	September 30,	December 31,
	2004	2003
Accrued restructuring costs	$1,242	$1,472
Other current liabilities	261	401

Liabilities of discontinued operations	$1,503	$1,873

Accrued restructuring costs relate primarily to several leases for buildings and equipment that are no longer being utilized in continuing operations. The accrual is for all remaining payments due on these leases, less estimated amounts to be paid by any sublessors. The accrual for one of the leases with total payments remaining through January 31, 2010 of $2.1 million is offset by sublease receipts totaling approximately $970,000 through the end of the Company’s lease term and assumes an amount of $240,000 for the extension of one of the subleases through the end of the Company’s lease term.

The activity in the restructuring accrual for discontinued operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Balance beginning of period	$1,609	$2,342	$1,873	$3,131
Lease payments, net of sublease receipts	(80)	(119)	(247)	(583)
Other payments	(26)	(66)	(123)	(391)

Balance end of period	$1,503	$2,157	$1,503	$2,157

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(Unaudited)

5.	INVENTORIES

Inventories consist primarily of purchased electronic components, and are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

Inventories as of September 30, 2004 and December 31, 2003, are comprised of the following (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$5,980	$5,610
Work in process	280	1,028
Finished goods	2,654	2,089

Total inventories	$8,914	$8,727

6.	GOODWILL AND OTHER INTANGIBLES

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

Goodwill and other intangible assets consist of the following (in thousands):

		September 30,	December 31,
	Amortization Period in months	2004	2003
Intangibles subject to amortization:
Purchased software development	36 months	$2,629	$2,629
Channels of distribution	36 months	900	900
Strategic licenses	36 months	1,800	1,800
Current technology	36 months	1,721	1,721
Customer relationship	120 months	2,403	2,403

Weighted average months	57 months	9,453	9,453

Accumulated amortization:
Purchased software development		(1,801)	(1,438)
Channels of distribution		(300)	(75)
Strategic licenses		(600)	(150)
Current technology		(672)	(242)
Customer relationship		(420)	(240)

Net intangibles subject to amortization		5,660	7,308
Goodwill		15,998	16,228

Total goodwill and other intangibles		$21,658	$23,536

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(Unaudited)

7.	LOAN FACILITY WITH SILICON VALLEY BANK

In February 2003, the Company amended its original credit agreement (the “Original Credit Agreement”) with its primary lender, Silicon Valley Bank (“Silicon”), to increase the Company’s credit line with Silicon from $5.0 million to $10.0 million, subject to borrowing availability. The Company also entered into certain additional arrangements with Silicon including an export-import (“EX-IM”) facility that will provide for working capital based on the Company’s international accounts receivable and inventory related to export sales. The Company and Silicon further amended the credit facility in connection with the acquisition of MCK and the acquisition of substantially all of the business assets along with certain related liabilities of Clarent (as amended, the “Amended Credit Agreement”). The Company’s borrowings under the Amended Credit Agreement are secured by substantially all of the assets of the Company. Interest on borrowings under the Amended Credit Agreement is computed at 2.0% above Silicon’s Base Rate, with a minimum Base Rate of 4.25% (6.75% at September 30, 2004). The Amended Credit Agreement provides for up to $2.5 million in letters of credit. Advances are limited by a formula based on eligible receivables, inventories, certain cash balances, outstanding letters of credit and certain subjective limitations. The Amended Credit Agreement included a loan fee of $170,000 and .375% per annum on unused available borrowings. In February 2004, the Company and Silicon further amended the credit facility. Under the terms of the Amended Credit Agreement, the Company must maintain a minimum tangible net worth covenant, computed monthly, and may not declare dividends or incur any additional indebtedness without the consent of Silicon, and must comply with other financial covenants, as defined in the Amended Credit Agreement. Interest payments are due monthly, and the Amended Credit Agreement originally expired in August 2004, but at the Company’s request, Silicon further amended the credit facility to extend the term to January 2005. The Company paid an amendment fee of $51,000 which is being amortized to interest expense over the term of the amendment. The Company requested this extension versus a renewal to give the Company time to determine how best to size its line of credit to cover its expected borrowing base in 2005 and give the Company maximum financing flexibility. In addition, the Company was not in compliance with the minimum tangible net worth covenant as of September 30, 2004, and Silicon waived such non-compliance and amended the covenants to eliminate the minimum tangible net worth covenant and add a minimum cash and excess availability covenant.

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

The Company had no borrowings under the Amended Credit Agreement as of September 30, 2004. The availability under the Amended Credit Agreement at September 30, 2004 was $6.5 million. The Company has outstanding letters of credit in the amount of $1.6 million at September 30, 2004, which reduces borrowing capacity under the Amended Credit Agreement.

8.	OTHER COMPREHENSIVE LOSS

Comprehensive loss for the three and nine months ended September 30, 2004 and 2003 is shown in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss	$(7,321)	$(11,607)	$(17,338)	$(13,123)
Other comprehensive loss:
Foreign currency translation	52	(36)	(59)	(63)

Comprehensive loss	$(7,269)	$(11,643)	$(17,397)	$(13,186)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

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

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(Unaudited)

9.	SEGMENT INFORMATION, Continued

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Carrier	Enterprise	Applications
	Solutions	Solutions	Services
	Group	Group	Group	Total
For the Three Months Ended September 30, 2004
Revenue	$3,879	$4,541	$2,826	$11,246
Contribution before unallocated items	(1,432)	866	657	91
For the Three Months Ended September 30, 2003
Revenue	$7,575	$4,468	$3,271	$15,314
Contribution before unallocated items	979	2,574	1,407	4,960
At September 30, 2004
Goodwill	$10,170	$4,375	$1,453	$15,998
Total Assets	22,354	14,574	4,203	41,131
At December 31, 2003
Goodwill	$10,170	$4,605	$1,453	$16,228
Total Assets	28,279	16,545	4,382	49,206

The following table reconciles the contribution before unallocated items to the loss before income taxes (in thousands):

	Three Months Ended
	September 30,
	2004	2003
Contribution before unallocated items, per above	$91	$4,960
Corporate general and administrative expenses	(2,462)	(1,485)
Sales and marketing	(3,500)	(2,402)
Corporate research and development	(155)	—
Depreciation and amortization of property and equipment	(831)	(867)
Amortization of intangibles	(135)	(60)
Amortization of deferred compensation, related to sales, general and administrative	(90)	(194)
Write-down of goodwill	—	(10,930)
Reorganization costs	—	(93)
Reorganization costs-stock related	—	(139)
Other	(239)	(397)

Loss before income taxes	$(7,321)	$(11,607)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(Unaudited)

9.	SEGMENT INFORMATION, Continued

	Carrier	Enterprise	Applications
	Solutions	Solutions	Services
	Group	Group	Group	Total
For the Nine Months Ended September 30, 2004
Revenue	$16,082	$13,808	$9,253	$39,143
Contribution before unallocated items	(74)	2,468	2,458	4,852
For the Nine Months Ended September 30, 2003
Revenue	$23,427	$11,108	$9,635	$44,170
Contribution before unallocated items	4,509	5,297	4,029	13,835

The following table reconciles the contribution before unallocated items to the loss before income taxes (in thousands):

	Nine Months Ended
	September 30,
	2004	2003
Contribution before unallocated items, per above	$4,852	$13,835
Corporate general and administrative expenses	(6,588)	(5,088)
Sales and marketing	(10,287)	(6,493)
Corporate research and development	(310)	—
Depreciation and amortization of property and equipment	(2,420)	(2,062)
Amortization of intangibles	(405)	(180)
Amortization of deferred compensation, related to sales, general and administrative	(346)	(587)
Write-down of goodwill	—	(10,930)
Reorganization costs	(584)	(207)
Reorganization costs-stock related	(570)	(219)
Other	(680)	(1,192)

Loss before income taxes	$(17,338)	$(13,123)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(Unaudited)

9.	SEGMENT INFORMATION, Continued

The following table reconciles the segment total assets to the Company’s total assets:

	September 30,	December 31,
	2004	2003
Total assets before unallocated items, per above	$41,131	$49,206
Corporate assets:
Cash and cash equivalents	10,801	7,654
Restricted cash	—	2,290
Other current assets	743	144
Property and equipment, net	3,448	3,285
Investment	554	673

	$56,677	$63,252

The Company conducts research and development in Canada. International sales of the Company’s products and services originate only from the United States. The geographic distribution of the Company’s revenues and contribution before unallocated items (in thousands) are as follows:

	Canada	United States	Total
For the Three Months Ended September 30, 2004
Revenue	$—	$11,246	$11,246
Contribution before unallocated items	(1,242)	1,333	91
For the Three Months Ended September 30, 2003
Revenue	$—	$15,314	$15,314
Contribution before unallocated items	(745)	5,705	4,960
For the Nine Months Ended September 30, 2004
Revenue	$—	$39,143	$39,143
Contribution before unallocated items	(3,998)	8,850	4,852
For the Nine Months Ended September 30, 2003
Revenue	$—	$44,170	$44,170
Contribution before unallocated items	(2,113)	15,948	13,835
At September 30, 2004
Total assets	$1,053	$55,624	$56,677
At December 31, 2003
Total assets	$1,514	$61,738	$63,252

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(Unaudited)

10.	REORGANIZATION COSTS

In the first quarter of 2004, the Company terminated a senior executive. As a result of this action, the Company recorded reorganization costs of $1.2 million during the nine months ended September 30, 2004. The reorganization costs consist of severance costs of $584,000 and non-cash stock compensation of $570,000 related to the write-off of unamortized deferred compensation.

In the first and third quarters of 2003, the Company initiated a reorganization to accommodate the acquisition of the assets of Clarent and made an effort to consolidate functions and improve operational efficiencies and eliminated 25 positions held by employees. As a result of these actions, the Company recorded reorganization costs of $232,000 and $426,000, respectively during the three and nine months ended September 30, 2003. The reorganization costs consist of severance costs of $93,000 and $207,000, respectively, and non-cash stock compensation of $139,000 and 219,000, respectively, for the three and nine months ended September 30, 2003.

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

The Company has a stock option plan for employees, board of directors, consultants, and other individual contributors to the Company. In addition, in connection with various financing and acquisition transactions, and for services provided to the Company, the Company has issued warrants to purchase the Company’s common stock. A summary of stock options and warrants outstanding at September 30, 2004 is as follows:

OPTIONS AND WARRANTS ISSUED TO EMPLOYEES

	Options and Warrants Outstanding		Options and Warrants Exercisable
Range of Exercise	Outstanding at	Weighted Average	Exercisable at	Weighted Average
Prices	September 30, 2004	Exercise Price	September 30, 2004	Exercise Price
$0.19-$0.50	3,342,552	$0.42	2,751,177	$0.42
$0.51-$1.00	741,432	$0.65	636,308	$0.64
$1.01-$1.50	1,408,349	$1.28	871,639	$1.32
$1.51-$2.13	1,012,230	$1.72	167,730	$1.76
$2.14-$2.14	4,573,619	$2.14	4,136,119	$2.14
$2.15-$3.05	290,815	$2.74	282,726	$2.75
$3.06-$4.00	1,745,859	$3.49	1,096,984	$3.46
$4.01-$5.00	1,374,935	$4.24	1,344,560	$4.24
$5.01-$18.00	683,075	$6.77	683,075	$6.77

Total	15,172,866	$2.15	11,970,318	$2.24

Options and warrants issued to employees generally terminate ten years from the date of grant. Termination dates on the options and warrants listed above range from October 1, 2004 to September 27, 2014.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(Unaudited)

12.	STOCK OPTIONS AND WARRANTS, Continued

A summary of the status of stock options and warrants granted to employees as of September 30, 2004, and the changes during the nine months ended September 30, 2004 is presented below:

	Number of	Weighted
	Shares of	Average
	Underlying	Exercise
	Options	Prices
Outstanding at beginning of the period	14,727,764	$2.13
Granted	1,115,730	1.67
Exercised	(382,359)	0.54
Forfeited	(288,269)	1.39
Expired	—	—

Outstanding at end of period	15,172,866	$2.15

Exercisable at end of period	11,970,318	$2.24

A summary of warrants issued primarily in connection with financing is as follows:

	Number of	Weighted Average
Exercise Price	Outstanding Warrants	Exercise Price	Expiration Date
$0.01	37,532	$0.01	September 2005-October 2006
$1.50-$1.82	1,244,106	$1.63	August 2005-January 2006
$2.30-$3.09	2,462,861	$2.30	February 2005-February 2011
$3.80-$5.51	2,122,469	$4.98	July 2005-October 2006
$5.62-$5.65	4,534,839	$5.65	February 2005-September 2005
$6.00	150,000	$6.00	October 2006

Total	10,551,807	$4.25

All warrants are vested.

The exercise price and number of outstanding warrants for certain warrants previously issued have been adjusted according to their antidilution provisions.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(Unaudited)

12.	STOCK OPTIONS AND WARRANTS, Continued

A summary of the status of warrants issued primarily in connection with financing as of September 30, 2004, and the changes during the nine months ended September 30, 2004 is presented below:

	Number of	Weighted
	Shares of	Average
	Underlying	Exercise
	Warrants	Prices
Outstanding at beginning of period	8,010,196	$4.90
Granted	2,457,525	2.30
Exercised	—	—
Expired	(25,000)	5.00
Effects of anti-dilutive provisions	109,086

Outstanding and exercisable at end of period	10,551,807	$4.25

If the Company had used the fair value-based method of accounting for its stock option and incentive plans and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, then the pro-forma net loss and net loss per common share would have been as follows (in thousands, except for per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss, as reported	$(7,321)	$(11,607)	$(17,338)	$(13,123)
Add: Stock-based compensation expense included in net loss	90	194	346	587
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(714)	(844)	(1,944)	(2,450)

Pro forma net loss	$(7,945)	$(12,257)	$(18,936)	$(14,986)

Net loss per common share
As reported	$(0.05)	$(0.12)	$(0.13)	$(0.14)
Pro forma	(0.06)	(0.13)	(0.14)	(0.16)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(Unaudited)

13.	NET LOSS PER SHARE

Basic and diluted net loss per share are computed in accordance with SFAS No. 128, “Earnings Per Share,” using the weighted average number of common shares outstanding. The diluted net loss per share for the three and nine months ended September 30, 2004 does not include the effect of the common stock equivalents, calculated by the treasury stock method, as their impact would be antidilutive. Using the treasury stock method, common stock equivalents are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Shares issuable under stock options	2,343,657	7,061,632	3,216,048	4,768,705
Shares issuable pursuant to warrants to purchase common stock	37,187	7,674,188	39,978	7,685,705

	2,380,844	14,735,820	3,256,026	12,454,410

14.	LITIGATION

          Except for the pending matters described in Note 17 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business, and the Company does not expect these ordinary routine claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company. There have been no material developments regarding the pending matters described in Note 17 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 during the nine months ended September 30, 2004.

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

Overview

          Following the acquisition of NACT in 2001, the Company began selling products to the carrier market and focusing its strategic direction on developing and marketing next-generation communications products. The Company’s current business was built on acquisitions made by the Company by leveraging the economic downturn in the telecommunications area. In the second half of 2001, the Company acquired NACT and Telemate.Net; Telemate.Net products are sold to enterprise customers. Both of these companies sold products almost exclusively in domestic markets. In the first quarter of 2003, the Company acquired substantially all of the operating assets of Clarent, which provided the Company with patented VoIP technologies for both the carrier and enterprise markets (primarily serving international markets) and significantly increased the Company’s market share in the worldwide softswitch market. At the end of the third quarter of 2003, the Company acquired MCK and added MCK’s integrated access routers and distributed telephony devices products to the Company’s enterprise segment. For the nine months ended September 30, 2004, 76% of the Company’s consolidated revenues are attributable to the businesses acquired in these four acquisitions and 47% of the Company’s consolidated revenues are attributable to the businesses acquired by the Company in 2003.

          The Company’s strategy through 2003 was to add next-generation communications products to its suite of products through strategic acquisitions and to leverage these operations through cost reductions to enhance cash flow. With the acquisition of substantially all of the operating assets of Clarent, the Company enhanced its strategy to move growth toward international markets. International revenue increased to 33% of the Company’s consolidated revenues for the nine months ended September 30, 2004 versus 8% of the Company’s consolidated revenues for the full year 2002. As the acquisition of substantially all of the operating assets of Clarent was funded primarily by short-term seller financing, generating cash flow during 2003 was extremely important to the Company. As such, the Company leveraged its combined operations, reducing sales, general and administrative costs (as compared to costs prior to the acquisition), while preserving the research and development expenditures, which are necessary for the Company’s long-term growth and viability.

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

Results of Operations

Three Months Ended September 30, 2004, compared to Three Months Ended September 30, 2003

          For the three months ended September 30, 2004, the Company’s net loss totaled $7.3 million, or $.05 per share, compared with a net loss of $11.6 million, or $.12 per share, for the same period in 2003. The 2003 results include a write-down of goodwill of $10.9 million or $.11 per share.

          Total revenue was $11.2 million in the three months ended September 30, 2004, reflecting a 27% decrease from the same period in 2003. Products revenue decreased from $9.6 million in the three months ended September 30, 2003, to $6.2 million in the three months ended September 30, 2004. In 2003, the Company began redirecting its focus for NACT products sales away from its historic market, primarily emerging domestic carriers (which market was consolidating), towards carriers in the international market. During the three months ended September 30, 2003, the Company’s Carrier Solutions Group had a large sale of software to two customers; this did not occur in the three months ended September 30, 2004. Services revenue was $5.0 million for the three months ended September 30, 2004, reflecting a 12% decrease from the same period in 2003. Gross profit was 40% of revenue in the three months ended September 30, 2004, compared with 57% of revenue for the same period in 2003. The decrease in gross profit dollars resulted primarily from the decrease in revenues. The decrease in gross profit percentage is due to a decline in revenues across all product lines in relation to fixed departmental costs (primarily personnel and related costs) related to the production and support departments and the increase in amortization of intangibles related to the MCK and Clarent acquisitions.

          Total operating expenses incurred for the three months ended September 30, 2004, were $11.6 million, a decrease of $8.4 million compared to the same period in 2003. The decrease is primarily attributable to the following items: the 2003 results included a write-down of goodwill of $10.9 million and reorganization costs of $232,000, decreases in depreciation expense of $36,000 and amortization of deferred compensation of $104,000 offset by increases in general and administrative expenses of $1.1 million, sales and marketing expenses of $1.1 million, research and development expenses of $652,000 and amortization of intangibles of $75,000.

          The increase in general and administrative expenses resulted from an increase in expenses related to the acquisition of MCK in September 2003 as well as an increase in professional fees related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 during the nine months ended September 30, 2004.

          The increase in sales and marketing and research and development expenses resulted from the Company’s intention to expand its sales and marketing programs in 2004 and the addition of personnel and related costs related to the acquisition of MCK in September 2003.

          The decrease in depreciation expense is primarily related to fully depreciated assets offset by the increases related to the purchase of furniture and equipment of approximately $2.0 million and $504,000 during the first nine months of 2004 and the last three months of 2003, respectively. Capital expenditures are primarily depreciated on a straight-line basis over their estimated useful lives of three years.

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

          As a percent of revenue, operating expenses were 103% during the three months ended September 30, 2004 as compared to 130% for the same period in 2003. Excluding the write-down of goodwill, operating expenses as a percent of revenue would have been 59% during the three months ended September 30, 2003.

          Other income was $72,000 during the three months ended September 30, 2004 compared with zero for the same period in 2003.

          Equity in loss of investment was $56,000 during the three months ended September 30, 2004, compared to $9,000 for the same period in 2003. This amount represents the Company’s portion of BeTrue’s income or losses. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated.

          Net interest expense was $255,000 during the three months ended September 30, 2004, a decrease of $133,000 compared to the same period in 2003. The decrease was attributable to payments made on the Company’s notes payable for the acquisition of assets from Clarent.

Business Unit Performance

	Carrier		Enterprise		Advanced
	Solutions		Solutions		Applications
Dollars in thousands	Group		Group		Services Group		Consolidated
For the Three Months
Ended September 30,	2004	2003	2004	2003	2004	2003	2004	2003
Revenue	$3,879	$7,575	$4,541	$4,468	$2,826	$3,271	$11,246	$15,314

Gross profit	1,234	3,823	2,325	3,317	931	1,614	4,490	8,754
Gross margin	32%	50%	51%	74%	33%	49%	40%	57%
General and administrative	839	988	407	217	274	207	1,520	1,412
Research and development	1,827	1,856	1,052	526	—	—	2,879	2,382

Contribution before unallocated items	$(1,432)	$979	$866	$2,574	$657	$1,407	$91	$4,960

Unallocated items:
Corporate general and administrative							2,462	1,485
Sales and marketing							3,500	2,402
Corporate research and development							155	—
Depreciation and amortization of property and equipment							831	867
Amortization of intangibles							135	60
Amortization of deferred compensation, related to sales, general and administrative							90	194
Write-down of goodwill							—	10,930
Reorganization costs							—	93
Reorganization costs-stock related							—	139

Operating loss							(7,082)	(11,210)
Other							(239)	(397)

Loss before income taxes							$(7,321)	$(11,607)

Carrier Solutions Group

          Total revenue from the Company’s Carrier Solutions Group revenue was $3.9 million in the three months ended September 30, 2004, a 49% decrease from the same period in 2003. In 2003, the Company began redirecting its focus for NACT product sales away from its historic market, primarily emerging domestic carriers (which market was consolidating) towards carriers in the international market. At the same time, the Company reduced its sales and marketing expenditures for NACT, in a broad cost reduction initiative required to enable the Clarent acquisition. During the three months ended September 30, 2003, the Company’s Carrier Solutions Group had a large sale of software to two customers; this did not occur in the three months ended September 30, 2004. In addition, during the three months ended September 30, 2004, the Company has concentrated on larger international deals that require a longer time period to close.

          Gross profit decreased by $2.6 million in the three months ended September 30, 2004, and was 32% percent of revenue, compared to 50% in the same period in 2003. The decrease in gross profit dollars is attributable to the decrease in revenue. The decrease in gross margin is due to a decline in revenues in relation to fixed departmental costs (primarily personnel and related costs) related to the production and support departments.

          Allocated operating expenses incurred in the Carrier Solutions Group for the three months ended September 30, 2004, were $2.7 million, a decrease of $178,000 compared to the same period in 2003. The decrease in general and administrative expenses is attributable to a reduction in bad debt expense. The decrease in research and development expenses during the three months ended September 30, 2004, reflects decreased personnel costs. As a percent of revenue, operating expenses for the Carrier Solutions Group were 69% during the three months ended September 30, 2004, up from 38% during the same period in 2003.

Enterprise Solutions Group

          Total revenue for the Company’s Enterprise Solutions Group was $4.5 million in the three months ended September 30, 2004, a 2% increase from the same period in 2003. The increase in revenue is related to the Company’s acquisition of MCK in September 2003 offset by a decline in revenues across all other product lines.

          Gross profit decreased by $992,000 in the three months ended September 30, 2004, and was 51% percent of revenue, compared with 74% of revenue in the same period in 2003. The decrease in gross profit dollars is attributable to the decline in revenue across all product lines, excluding the acquisition of MCK in September 2003, as well as the increase in amortization of intangibles related to MCK technology. The decrease in gross margin is due to a decline in revenues in relation to fixed departmental costs (primarily personnel and related costs) related to the production and support departments and the addition of MCK which has lower margins.

          Allocated operating expenses incurred in Enterprise Solutions Group for the three months ended September 30, 2004, were $1.5 million, an increase of $716,000 compared to the same period in 2003. The increases in general and administrative expenses and research and development expenses relate to the acquisition of MCK in September 2003. As a percent of revenue, allocated operating expenses for Enterprise Solutions Group were 32% during the three months ended September 30, 2004, up from 17% during the same period in 2003. The increase is primarily attributable to the increase in research and development expenses as a percentage of revenue related to the acquisition of MCK in September 2003.

Advanced Applications Services Group

          Total revenue for the Company’s Advanced Applications Services Group was $2.8 million in the three months ended September 30, 2004, a 14% decrease from the same period in 2003. The decrease in revenue is related to a decrease in installation services, rebillable travel and outsourced services for hospitality related customers.

          Gross profit decreased by $683,000 in the three months ended September 30, 2004, and was 33% of revenue, compared with 49% of revenue in the same period in 2003. The decrease in gross profit dollars and gross margin is due to increased personnel and related costs related to the Advanced Applications Services Group’s performance of consulting work to assist a large customer in its conversion to a new software platform and the under-utilization of the installation group.

          Allocated operating expenses incurred in Advanced Applications Services Group for the three months ended September 30, 2004, were $274,000, an increase of $67,000 compared to the same period in 2003. The increase in general and administrative expenses primarily relate to an increase in personnel and related costs.

Nine Months Ended September 30, 2004, compared to Nine Months Ended September 30, 2003

          For the nine months ended September 30, 2004, the Company’s net loss totaled $17.3 million, or $.13 per share, compared with a net loss of $13.1 million, or $.14 per share, for the same period in 2003. The 2004 results included $584,000 of reorganization costs and $570,000 of stock-related reorganization costs. The 2003 results include a write-down of goodwill of $10.9 million or $.12 per share and $207,000 of reorganization costs and $219,000 of stock-related reorganization costs.

          Total revenue was $39.1 million in the nine months ended September 30, 2004, reflecting a 11% decrease from the same period in 2003. Products revenue decreased from $26.7 million in the nine months ended September 30, 2003, to $22.9 million in the nine months ended September 30, 2004. Services revenue was $16.2 million for the nine months ended September 30, 2004, reflecting a 7% decrease from the same period in 2003. Gross profit decreased for the nine months ended September 30, 2004, and was 46% of revenue in 2004, compared with 58% of revenue in 2003. The decrease in gross profit dollars resulted from the decrease in revenues, increased service costs and increased amortization of intangibles related to the acquisition of MCK in September 2003. The decrease in gross profit percentage is due to the increase in amortization of intangibles and reduced margins on services revenues in all the segments of the business.

          Total operating expenses incurred for the nine months ended September 30, 2004, were $34.8 million, a decrease of $2.7 million compared to the same period of 2003. The decrease is primarily attributable to the following items: the 2003 results included a write-down of goodwill of $10.9 million and a decrease in amortization of deferred compensation of $241,000 offset by increases in general and administrative expenses of $1.1 million, sales and marketing expenses of $3.8 million, research and development expenses of $2.3 million, depreciation expenses of $358,000, amortization of intangibles of $225,000 and reorganization costs of $728,000.

          The increase in general and administrative, sales and marketing and research and development expenses resulted from the addition of personnel and related costs related to the acquisitions of MCK in September 2003 and substantially all of the business assets of Clarent in February 2003.

          The increase in depreciation expense is primarily related to the fixed assets recorded in connection with the acquisition of MCK and substantially all the business assets of Clarent, as well as, the increases related to the purchase of furniture and equipment of approximately $2.0 million and $504,000 during the first nine months of 2004 and the last three months of 2003, respectively, offset by decreases related to fully depreciated assets. Capital expenditures are primarily depreciated on a straight-line basis over their estimated useful lives of three years.

          The increase in intangible amortization is related to the amortization of the channels of distribution related to the acquisition of MCK in September 2003.

          The $241,000 decrease in amortization of deferred compensation primarily related to the termination of certain options and full vesting of other options outstanding since the Company’s acquisitions of Telamate.Net in November 2001 and Cereus Technology in September 2000. The deferred compensation represents the intrinsic value of the Telemate.Net and Cereus unvested options outstanding at the date of the acquisitions of Telemate.Net and Cereus and is amortized over the remaining vesting period of the options

          The write-down of goodwill relates to the acquisition of MCK. In April 2003, the Company negotiated the original agreement to purchase MCK in which the MCK stockholders would be entitled to receive approximately 20.0 million shares of the Company’s common stock which was valued at $13.0 million, based on the volume weighted average closing price per share of the Company’s common stock as reported on the Nasdaq SmallCap Market for the twenty trading day period beginning March 19, 2003 and ending April 15, 2003. As part of the original agreement, the Company was to receive $7.5 million in cash. The terms of the agreement were amended on June 13, 2003. Under the amended terms, MCK stockholders were entitled to receive approximately 18.3 million shares of the Company’s common stock and the cash MCK was required to have at the closing of the merger was reduced from $7.5 million to approximately $6.4 million. Although the number of shares of the Company’s common stock to be issued in the merger was reduced by the amendment, the amendment changed the measurement date for valuing such shares. As a result of the increase in the price of the Company’s common stock, prior to June 13, 2003, the revised valuation for the shares of the Company’s common stock to be issued in the merger increased to $24.1 million. As a result of this increase in value, the goodwill recorded in the merger was impaired upon closing the merger. The Company completed an impairment analysis in accordance with SFAS No. 142. Based upon this analysis, the Company recorded a write-off of approximately $10.9 million during the nine months ended September 30, 2003.

          The $377,000 increase in reorganization costs and $351,000 increase in stock related reorganization costs is related to the termination of a senior executive in the first quarter of 2004. As a result of these actions, the Company recorded total reorganization costs of $1.2 million during the nine months ended September 30, 2004. In the nine months ended September 30, 2003, the Company initiated a reorganization to accommodate the acquisition of the assets of Clarent and made an effort to consolidate functions and improve operational efficiencies and eliminated 25 positions held by employees. As a result of these actions, the Company recorded reorganization costs of $426,000 during the nine months ended September 30, 2003. The reorganization costs consist of severance costs of $207,000, and non-cash stock compensation of $219,000 for the nine months ended September 30, 2003.

          As a percent of revenue, operating expenses were 89% during the nine months ended September 30, 2004, up from 85% for the same period in 2003. Excluding the write-down of goodwill, operating expenses as a percent of revenue would have been 60% during the nine months ended September 30, 2003.

          Other income was $224,000 during the nine months ended September 30, 2004, compared with $18,000 for the same period in 2003.

          Equity in loss of investment was $119,000 during the nine months ended September 30, 2004, compared to $61,000 for the same period in 2003. This amount represents the Company’s portion of BeTrue’s income or losses. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated.

          Net interest expense was $785,000 during the nine months ended September 30, 2004, a decrease of $364,000 compared to the same period in 2003. The decrease was attributable to payments made on the Company’s notes payable for the acquisition of assets from Clarent.

Business Unit Performance

	Carrier		Enterprise		Advanced
	Solutions		Solutions		Applications
Dollars in thousands	Group		Group		Services Group		Consolidated
For the Three Months
Ended September 30,	2004	2003	2004	2003	2004	2003	2004	2003
Revenue	$16,082	$23,427	$13,808	$11,108	$9,253	$9,635	$39,143	$44,170

Gross profit	7,742	13,316	7,166	7,604	3,231	4,634	18,139	25,554
Gross margin	48%	57%	52%	68%	35%	48%	46%	58%
General and administrative	2,521	3,748	1,384	705	773	605	4,678	5,058
Research and development	5,295	5,059	3,314	1,602	—	—	8,609	6,661

Contribution before unallocated items	$(74)	$4,509	$2,468	$5,297	$2,458	$4,029	$4,852	$13,835

Unallocated items:
Corporate general and administrative							6,588	5,088
Sales and marketing							10,287	6,493
Corporate research and development							310	—
Depreciation and amortization of property and equipment							2,420	2,062
Amortization of intangibles							405	180
Amortization of deferred compensation, related to sales, general and administrative							346	587
Write-down of goodwill							—	10,930
Reorganization costs							584	207
Reorganization costs-stock related							570	219

Operating loss							(16,658)	(11,931)
Other							(680)	(1,192)

Loss before income taxes							$(17,338)	$(13,123)

Carrier Solutions Group

          Total revenue from the Company’s Carrier Solutions Group revenue was $16.1 million in the nine months ended September 30, 2004, a 31% decrease from the same period in 2003. In 2003, the Company began redirecting its focus for NACT product sales away from its historic market, primarily emerging domestic carriers (which market was consolidating), towards carriers in the international market.

          Gross profit decreased by $5.6 million in the nine months ended September 30, 2004, and was 48% percent of revenue, compared to 57% in the same period in 2003. The decrease in gross profit dollars is attributable to the decrease in revenue. The decrease in gross margin is due to a decline in revenues in relation to fixed departmental costs (primarily personnel and related costs) related to the production and support departments and the increase in amortization of intangibles related to the Clarent acquisition.

          Allocated operating expenses incurred in the Carrier Solutions Group for the nine months ended September 30, 2004, were $7.8 million, a decrease of $991,000 compared to the same period in 2003. The decrease in general and administrative expenses is attributable to a reduction in bad debt expense, personnel costs and facility expenses. The increase in research and development expenses reflects increases related to increased personnel costs. As a percent of revenue, operating expenses for the Carrier Solutions Group were 49% during the nine months ended September 30, 2004, up from 38% during the same period in 2003.

Enterprise Solutions Group

          Total revenue for the Company’s Enterprise Solutions Group was $13.8 million in the nine months ended September 30, 2004, a 24% increase from the same period in 2003. The increase in revenue is primarily related to the Company’s acquisition of MCK in September 2003.

          Gross profit decreased by $438,000 in the nine months ended September 30, 2004, and was 52% percent of revenue, compared with 68% of revenue in the same period in 2003. The decrease in gross profit dollars is attributable to the decline in revenue across all product lines, excluding the acquisition of MCK in September 2003, as well as the increase in amortization of intangibles related to MCK technology. The decrease in gross margin is related to the increase in amortization of intangibles related to MCK technology, inventory obsolescence adjustments and the mix of business, particularly the addition of MCK which has lower margins.

          Allocated operating expenses incurred in Enterprise Solutions Group for the nine months ended September 30, 2004, were $4.7 million, an increase of $2.4 million compared to the same period in 2003. The increases in general and administrative expenses and research and development expenses relate to the acquisition of MCK in September 2003 and Clarent’s Netperformer division in February 2003. As a percent of revenue, allocated operating expenses for Enterprise Solutions Group were 34% during the nine months ended September 30, 2004, up from 21% during the same period in 2003. The increase is primarily attributable to the increase in research and development expenses as a percentage of revenue related to the acquisitions of MCK in September 2003 and Clarent’s Netperformer division in February 2003.

Advanced Applications Services Group

          Total revenue for the Company’s Advanced Applications Services Group was $9.3 million in the nine months ended September 30, 2004, a 4% decrease from the same period in 2003. The decrease in revenue is related to a decrease in installation services, rebillable travel and outsourced services for hospitality related customers.

          Gross profit decreased by $1.4 million in the nine months ended September 30, 2004, and was 35% of revenue, compared with 48% of revenue in the same period in 2003. The decrease in gross profit dollars and gross margin is due to increased personnel and related costs related to the Advanced Applications Services Group’s performance of consulting work to assist a large customer in its conversion to a new software platform.

          Allocated operating expenses incurred in Advanced Applications Services Group for the nine months ended September 30, 2004, were $773,000, an increase of $168,000 compared to the same period in 2003. The increase in general and administrative expenses primarily relate to an increase in personnel and related costs.

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

Inventory Obsolescence

          The Company is required to state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements and compares that with the current and committed inventory levels. The Company has recorded changes in net realizable values in recent periods due to the impact of current and future technology trends and changes in strategic direction, such as discontinuances of product lines, as well as, changes in market conditions due to changes in demand requirements. Estimates of the future demand for inventory are based on sales projections or historical usage for different products, as well as estimates of inventory required to fulfill maintenance requirements for products previously sold. It is possible that changes in the net realizable value of inventory may continue to occur in the future due to the current market conditions.

Restructuring Accruals- Discontinued Operations

          During 2001, the Company initiated certain restructuring plans. In conjunction with these restructuring plans, the Company established a restructuring reserve account for the estimated costs related to the plans. These costs primarily related to facilities closings, severance costs and other businesses exiting costs. For the facilities closings cost, a reserve was established for all remaining lease payments due on buildings and equipment that were no longer being utilized in continuing operations, less assumptions for sub-leases. The accrual for one of the leases with total payments remaining through January 31, 2010 of $2.1 million is offset by sublease receipts totaling $980,000 through the end of the lease term and assumes an amount of $240,000 for the extension of one of the subleases through the end of the lease term. As of September 30, 2004, the Company had a remaining reserve balance of approximately $1.2 million, which is included in liabilities of discontinued operations. The Company currently believes that this remaining estimated balance is appropriate to cover future obligations associated with the restructurings; however, changes in these estimates could occur based on changes in the financial condition of the subleases.

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

          At September 30, 2004, the Company had a positive working capital position (excess of current assets over current liabilities) of $15.1 million compared to a positive working capital position of $12.7 million at December 31, 2003. The Company’s cash and cash equivalents totaled $10.9 million at September 30, 2004, and $7.7 million at December 31, 2003. Total long-term debt, net of discount, was $6.9 million at September 30, 2004 and $6.6 million at December 31, 2003. At September 30, 2004 and December 31, 2003, the Company had no borrowings under its $10.0 million Amended Credit Agreement with Silicon. The Company’s borrowing availability under the Amended Credit Agreement at September 30, 2004 was $6.5 million. The Company has outstanding stand-by letters of credit in the amount of $1.6 million at September 30, 2004, which reduce borrowing capacity under the Amended Credit Agreement.

          On February 12, 2003, in connection with the Company’s acquisition of the assets of Clarent, the Company amended its existing Original Credit Agreement with Silicon, and entered into certain additional credit agreements. The amendments and additional agreements increased the Company’s asset-based revolving credit line from $5.0 million to $10.0 million, included an EX-IM facility that provides for working capital based on the Company’s international accounts receivable and inventory related to export sales and extended the term of the Original Credit Agreement for 18 months (through August 13, 2004). In April 2003 and February 2004, the Company and Silicon further amended the credit facility to increase the EX-IM facility and to modify certain financial covenants related to the timing of the closing of the acquisition of the assets of Clarent, among other things. Under the terms of the Amended Credit Agreement, the Company must maintain a minimum tangible net worth covenant, computed monthly, and may not declare dividends or incur any additional indebtedness without the consent of Silicon, and must comply with other financial covenants, as defined in the Amended Credit Agreement. In August 2004, at the Company’s request, Silicon further amended the credit facility to extend the term to January 2005. The Company requested an extension instead of a renewal of the credit facility to give the Company time to determine how best to structure its line of credit to cover its expected borrowing base in 2005. In addition, the Company was not in compliance with the minimum tangible net worth covenant as of September 30, 2004, and Silicon waived such non-compliance and amended the covenants to eliminate the minimum tangible net worth covenant and add a minimum cash and excess availability covenant.

          On February 12, 2003, the Company acquired substantially all the business assets and assumed certain related liabilities of Clarent for $9.8 million in notes. At September 30, 2004, a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum, remains outstanding. The assets the Company purchased from Clarent secure the note, second to the Bank’s.

Cash Flow

          Cash used in the Company’s continuing operations in the nine months ended September 30, 2004 totaled approximately $8.8 million compared with cash provided by continuing operations of $749,000 in the same period in 2003. The cash used in continuing operations during the nine months ended September 30, 2004 resulted primarily from cash used by continuing operations of $11.1 million (net loss from continuing operations of $17.3 million reduced by non-cash charges totaling $6.2 million, including depreciation and amortization of $4.8 million, stock-related reorganization costs of $570,000, provision for doubtful accounts of $651,000 and equity in loss of investment of $119,000) which was offset by changes in current operating assets and liabilities of approximately $2.3 million.

          Cash used in the Company’s discontinued operations in the nine months ended September 30, 2004 totaled $370,000 compared with cash used in discontinued operations of $710,000 in the same period in 2003.

          The Company used cash in investing activities in the nine months ended September 30, 2004 of approximately $3.8 million, compared to cash provided by investing activities of $7.3 million in the same period of 2003. In the nine months ended September 30, 2004, the Company used $4.1 million in cash related to the payment of accrued liabilities assumed in the acquisition of MCK as compared to the $9.9 million in cash, net of acquisition costs, the Company received related to the acquisition of MCK in the same period of 2003. During the nine months ended September 30, 2004, restricted cash decreased by $2.3 million. The Company spent $2.0 million and $977,000 on capital expenditures in the nine months ended September 30, 2004 and 2003, respectively.

          Cash provided by financing activities totaled approximately $16.3 million in the nine months ended September 30, 2004 compared to $1.2 million in the same period of 2003. For the nine months ended September 30, 2004, the Company received proceeds from a private placement, net of associated fees of $16.5 million, received proceeds from the issuance of the Company’s common stock related to the exercise of stock options of $128,000 and paid $350,000 on the notes payable for the purchase of the assets of Clarent in 2003. For the nine months ended September 30, 2003, the Company borrowed $800,000 under the Company’s credit agreement with Silicon, received proceeds from the issuance of the Company’s common stock related to the exercise of stock options of $2.7 million, received $1.8 million in payments of notes receivables from shareholders and paid $2.5 million on the notes payable for the purchase of the assets of Clarent in 2003.

Contractual Obligations and Commercial Commitments

The following summarizes the Company’s future contractual obligations at September 30, 2004 (in thousands):

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Line of credit	$—	$—	$—	$—	$—
Additional payments for the acquisition of Encore Group	631	355	276	—	—
Notes payable for the purchase of Clarent	3,000	—	—	3,000	—
Accrued costs of MCK acquisition	3,492	1,287	2,205	—	—
Convertible subordinated debentures	4,500	—	4,500	—	—
Operating leases:
Continuing operations	15,661	2,986	4,722	7,309	644
Discontinued operations	2,120	471	744	774	131

Total contractual cash obligations	$29,404	$5,099	$12,447	$11,083	$775

          Note, this table excludes interest expense and sublease rentals and assumes that leases are not renewed. The Company has outstanding stand-by letters of credit in the amount of $1.6 million at September 30, 2004.

Sources of Cash

          For the remainder of 2004, the Company expects that its primary sources of cash will be from cash on hand. The Company expects that its current operations will not generate positive income from operations before interest, taxes, depreciation, amortization of intangibles and amortization of deferred compensation for 2004. The Company is currently working on several initiatives to significantly reduce the cash used in continuing operations and to ensure that is has sufficient liquidity to cover its needs for the next twelve months.

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

          The Company’s short-term cash needs are for working capital, including cash operating losses, capital expenditures, remaining unpaid transaction costs and assumed liabilities related to the acquisition of MCK and payments related to discontinued operations. At September 30, 2004, accrued costs of MCK acquisition and other long-term liabilities include $1.4 million in lease payments related to lease obligations for excess space at the date of acquisition. The Company expects to pay out approximately $501,000 related to these obligations in the next twelve months. At September 30, 2004, liabilities of discontinued operations included $1.2 million in lease payments related to discontinued operations. The Company expects to pay out approximately $191,000 related to discontinued operations in the next twelve months.

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

Interest Rate Risks

The Company’s notes payable and convertible subordinated debentures at September 30, 2004, carry interest rates, which are fixed. The Company’s line of credit with Silicon carries interest rates, which vary with the prime rate. Accordingly, if the Company has any indebtedness outstanding under its line of credit with Silicon, then any increases in Silicon’s prime rate will reduce the Company’s earnings. At September 30, 2004, the Company did not have any indebtedness outstanding under its line of credit with Silicon.

Foreign Currency Risks

Products sold outside of the United States of America are transacted in U.S. dollars and, therefore, the Company is not exposed to foreign currency exchange risk. Transactions with Clarent Canada Ltd., MCK’s subsidiary, MCK Telecommunications, Inc. and NACT’s subsidiary, NACT, Ltd. present foreign currency exchange risk. The principal transactions are personnel and related costs. The intercompany balance is denominated in U.S. dollars and changes in foreign currency rates would result in foreign currency gains and losses. Using the intercompany balance at September 30, 2004, a 10% strengthening of the U.S. dollar against the Canadian dollar and the British pound would result in a foreign currency transaction loss of approximately $101,000. To date, foreign exchange gains and losses have not been significant.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Amendment to the Company’s Bylaws adopted November 3, 2004.*

3.2	The Company’s Bylaws, as amended.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

* Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 9, 2004.

(b)	Reports on Form 8-K.

During the quarter ended September 30, 2004, the Company filed with the SEC a Current Report on Form 8-K filed on August 3, 2004, reporting under Item 12 of such report information regarding the Company’s results of operations and financial condition for the second quarter 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSO TECHNOLOGIES, INC.

Date: November 9, 2004	/s/ Juliet M. Reising
Executive Vice President and Chief Financial Officer
(duly authorized signatory and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Amendment to the Company’s Bylaws adopted November 3, 2004.*

3.2	The Company’s Bylaws, as amended.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

* Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 9, 2004.