Form 10-K
period 2004-12-31
VERSO TECHNOLOGIES INC
filed 2005-03-25
CIK 797448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: common stock, $0.01 par value per share
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑     No ☐
      As of June 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the last reported sale price of such common equity of the registrant as of such date as reported by The Nasdaq Stock Market, was $225,949,131.
      As of March 18, 2005, 133,439,697 shares of common stock of the registrant were outstanding.
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
General
      Verso Technologies, Inc., a Minnesota corporation (the “Company”), develops and markets next-generation converged packet-based solutions to service providers, and through service providers and systems integrators, to enterprises. These solutions are intended to increase overall network efficiency by lowering data and communications costs and creating new revenue enhancing opportunities for the Company’s customers. The Company focuses on softswitch and software-based converged packet-based solutions that use next-generation protocols such as voice over Internet protocol (“VoIP”), as well as other advanced protocols. The Company is creating open and scalable solutions that are compatible with industry standards and are in emerging high growth areas in domestic and international telecommunications markets.
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

      The Company’s continuing operations include two separate business segments: (i) the Packet-based Technologies Group, which includes the Company’s softswitching division and NetPerformer divisions, and the Company’s subsidiary TeleMate.Net Software, Inc. (“TeleMate.Net”); and (ii) the Advanced Applications Services Group, which includes the Company’s technical applications support group. The Packet-based Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Packet-based Technologies Group offers hardware-based solutions (which include software) for companies seeking to build private, packet-based voice and data networks. In addition, the Packet-based Technologies Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices. The Advanced Applications Services Group includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Company’s Packet-based Technologies Group.
Packet-based Technologies Group
      The Packet-based Technologies Group develops softswitch and software-based converged packet solutions that use next generation protocols such as VoIP, as well other advanced protocols for specialized applications such as satellite transmission. In addition, the Packet-based Technologies Group offers customer premise gateway technology, all based on next-generation, open standards. These solutions enable service providers to deploy highly efficient converged communication networks which are more cost-effective to operate than traditional circuit-based networks and which enhance revenues by supporting innovative, high margin services. The Packet-based Technologies Group differentiates its solutions portfolio from those of the Company’s competitors by providing a complete, end-to-end solution that includes Class 4 and Class 5 switching technologies that provide networking infrastructure for the Company’s customer’s softswitch-based networks from the central core to the edge of the network. In addition, the Packet-based Technologies Group offers applications such as pre-paid and post-paid billing and provisioning.
      In the first quarter of 2003, the Company acquired substantially all of the operating assets of Clarent Corporation, a pioneer in packet-based technology. Today, the Clarent® product line supports a variety of diverse business applications from enterprise managed services and retail calling cards to wholesale Internet protocol (“IP”) telephony, IP network clearing services, international long distance and residential dial tone services. In 2004, the Company’s primary base of customers of the Packet-based Technologies Group consisted of emerging international service providers and domestic rural carriers, as well as a base of large, international Tier I telecommunications carriers and Internet service providers (“ISPs”). In an effort by the Company to sell to larger customers and to close larger individual carrier sales, the Company has been bundling its products into packaged solutions, a strategy that the Company hopes will result in larger initial sales and greater long-term opportunity. The Company is leveraging its worldwide installed base of customers, representing several million VoIP ports, towards sales of the Company’s newest Edge Access solutions.
      In August 2004, the Company began working with WSECI, Inc., formerly known as Jacksonville Technology Associates, Inc. (“WSECI”), to resell WSECI’s open and next-generation based pre-paid and post-paid solution called I-Master Application Solution. This solution is scalable to Tier 1 and Tier 2 carriers and is compatible with other equipment provider’s technologies, including the Company’s technologies, and, as such, presents a larger market opportunity for the Company. In February 2005, the Company entered into a definitive agreement to acquire substantially all the operating assets of WSECI. The Company expects that the acquisition will close by March 31, 2005.
      For the year ended December 31, 2004, revenue from the Packet-based Technologies Group was $20.5 million, or 64%, of the Company’s consolidated revenue. Summarized financial information for the Company’s Packet-based Technologies Group is set forth in Note 15 to the Company’s consolidated financial statements for the year ended December 31, 2004, which statements are contained elsewhere in this Annual Report.

The Market for the Packet-based Technologies Group
      In today’s competitive telecommunications marketplace, service providers are increasingly challenged to lower operating costs while enhancing service capabilities. Burdened by the high costs of continuing to build, manage and maintain separate voice and data networks, service providers have begun to combine voice and data services onto converged IP based network infrastructures that leverage the low cost delivery of IP networks while delivering the high reliability and voice quality standards of the circuit-switched, public switched telephone network (“PSTN”). At the same time, these new infrastructures are enabling service providers to launch new, innovative services that help them differentiate themselves and enhance their revenue potential. These new applications are driving widespread adoption of converged packet-based technology among large, Tier 1 service providers in developed markets like North America and Europe, as well as in emerging carriers in Asia-Pacific and elsewhere around the developing world.
      Meanwhile, deregulation and privatization of the global telecommunications industry continues to drive demand for converged packet-based technology for small, emerging, international service providers that are not encumbered by massive, legacy time division multiplexing networks. More flexible and more agile than larger carriers, these emerging service providers are opening up large, previously untapped markets like Africa and the Middle East, driving much of the worldwide VoIP spending as they launch traditional voice services through a variety of wholesale and retail business models.
      As the global business environment becomes increasingly competitive, enterprises and government entities of all sizes are driven by a common desire to lower operational costs, improve productivity, increase customer retention and speed time to market. Many enterprises depend on their technology infrastructures to help them achieve these business goals. To that end, enterprises are migrating their legacy voice and data systems into single, converged networks that enable more efficient use of resources and easier integration of distributed, disparate resources, including applications, equipment and people. As adoption of enterprise VoIP technology continues, so does demand for new IP-centric tools that enable businesses to manage and enhance the performance, utilization and efficiency of their evolving communication infrastructures.
Packet-based Technologies Group: Products and Solutions

Clarent® Edge Access Softswitch Solution
      The Company’s Clarent® Edge Access Softswitch Solution enables traditional and alternative telecommunications service providers to deliver residential and advanced enterprise managed services over the “last mile” of any IP communications network, opening the door to new business and revenue opportunities. The solution supports IP connectivity via H.323, media gateway control protocol, and session initiation protocol (“SIP”) for interoperability with a wide range of access gateways as well as customer premise gateways (“CPGs”) and IP handsets. Additionally, the Company’s products support VoIP over newer access technologies such as broadband cable, xDSL and wireless local loop. Components of this solution include:

•	Clarent Class 5 Call Manager;

•	Clarent Command Center;

•	Clarent Element Management System;

•	Clarent Border Agent;

•	Clarent CPG; and

•	Clarent Connect.
      In 2004, the Company introduced Clarent Class 5 Call Manager versions 3.1 and 3.2, which further expanded the Company’s opportunity at the network edge by providing key features such as High Availability, NAT traversal, Voice Mail, End User Web Portal, and Pre-paid for VoIP subscribers. These newly-introduced features expanded the Company’s opportunity to lower data communications costs and create new revenue enhancing opportunities for its customers. These features are further discussed in the section of this Annual Report titled “Business — Research and Development.”

Clarent® PSTN Access Softswitch Solution
      The Company’s Clarent® PSTN Access Softswitch Solution seamlessly facilitates the migration to VoIP, allowing carriers to preserve and leverage existing telecom investments to realize lower operating costs and lower overall total cost of ownership. A significantly more cost-effective and scalable alternative to traditional tandem circuit switches, this Unix-based, software-centric, modular tandem trunking solution enables wholesale transport and termination of voice traffic over global IP networks. Components of this solution include:

•	Clarent Class 4 Call Manager;

•	Clarent Command Center;

•	Clarent Element Management System;

•	Clarent SS7 Signaling;

•	Clarent BHG Media Gateways; and

•	Clarent Connect.
      In 2004, the Company introduced Clarent Class 4 Call Manager version 2.0, which further expanded the Company’s opportunity in this market by providing key features such as compatibility with (i) the legacy PSTN Advance Intelligent Network; (ii) the BHG2500 universal gateway, which quadrupled the media gateway port density thereby allowing greater network capacity; (iii) SS7 signaling; (iv) media server capabilities in the same chassis, thereby increasing operational utilization; and (v) ANSI SS7 for US deployments.

NetPerformer® Integrated Access VoIP Routers
      The Company’s NetPerformer line of integrated access routers enables multi-site carriers and enterprises to lower communications costs, alleviate bandwidth constraints, reduce network complexity and extend telecom services to remote locations with poor or non-existent telecom infrastructures. This versatile line of products enables information technology managers to integrate mission critical networks and applications across their enterprise, regardless of where they are in the VoIP migration process. In addition, NetPerformer enables enterprises to dramatically reduce telecom costs by eliminating monthly fees associated with tie lines that link remote offices to corporate headquarters and eliminate the toll charges on inter-office long distance calls. In 2004, the Company announced support for Global System for Mobile Communication (“GSM”) Abis/ Ater, an industry protocol for wireless transmission. This additional functionality coupled with the existing support for the GSM A and E interfaces allows the NetPerformer to be integrated into the key portions of GSM networks. The NetPerformer offers GSM operators a cost effective solution for reducing the bandwidth required by their GSM network thus lowering the carrier’s operating expenses.

I-Master Applications Platform
      As stated above, the Company is a reseller of WSECI’s I-Master Application Solution and has entered into a definitive agreement to purchase substantially all of WSECI’s operating assets, including the I-Master Application Solution. The I-Master Application Solution enables service providers and carriers to launch multiple voice and next-generation services while maintaining the revenue assurance associated with a pre-paid model. This pre-paid solution platform is based on open standards, meaning that it can integrate with many existing next-generation equipment provider’s technologies, including the technologies of Cisco Systems, Inc., Veraz Networks, Inc., Gallery IP Telephony, Inc., Sonus Networks, Inc., Siemens AG and others.

      This solution is scalable to Tier 1 and Tier 2 carriers and is compatible with other equipment provider’s technologies, such as the Company’s technologies, and, as such, presents a larger market opportunity for the Company. In addition to direct marketing campaigns, the Company plans to exploit the multi-vendor interoperability by marketing this product in opportunities lead by other vendors providing the customer with a complete vertical solution to increase the Company’s market penetration. In addition, the solution offers real-time authentication for the revenue enhancing voice and data services, including:

•	messaging;

•	calling;

•	conferencing;

•	enhanced interactive voice response services such as alarm and wake-up, speed dial and streaming audio;

•	additional real-time authentication for Internet and virtual private network access via ADSL and dial-up; and

•	pre-paid broadband access.

TeleMate Voice Network Intelligence Software
      The Company’s TeleMate voice network intelligence software enables centralized management, control and cost allocation of enterprise voice network resources. TeleMate captures and consolidates data from any enterprise private branch exchange (“PBX”), IP — PBX, or telephony switching device and delivers intelligence reports that help managers improve resource allocation, identify usage trends, prevent fraud and meet regulatory reporting requirements.

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
      In the third quarter of 2004, the Company launched its NetAuditor for reporting and analysis of NetSpective Corp. in addition to analysis of log files from Cisco Systems, Inc.’s PIX firewalls, Checkpoint’s Firewall 1 and Microsoft Corp.’s ISA Proxy.
Advanced Applications Services Group
      The Company’s Advanced Applications Services Group consists of the Company’s technical applications support group and includes outsourced technical application services and application installation and training services to outside customers and customers of the Company’s Packet-based Technologies Group.
      The Company’s Advanced Applications Services Group delivers full-service, custom technical support to customers that want to ensure satisfaction with each end-user technology interaction and supports all of the Company’s product lines, allowing the Company to better leverage resources while ensuring the highest level of customer support. The Company’s Advanced Applications Services Group delivers 24 x 7 help desk support, Tier I, II and III product support, in-sourcing, on-site deployment services, hardware and software training, and project management resources in support of over 21,000 end-users and more than 1,200 internet hot spots around the world.
Customers
      In 2004, the Company’s primary base of customers in the Packet-based Technologies Group included incumbent carriers outside the United States (Tier 1), and emerging or rural domestic and international alternative carriers (Tiers 2 and 3) in the United States and abroad, particularly those service providers seeking to roll-out telecommunications networks based on converged packet-based technology.
      In the Packet-based Technologies Group, there was a demand for its softswitch solutions from incumbent carriers and competitive carriers in high-growth international markets such as Europe, Asia, India, Africa and the Middle East during 2004.
      In addition, the Company continued expanding its largely indirect distribution channel, both domestically and internationally during 2004. Demand for NetPerformer’s integrated voice and data access over satellite capability, especially with the introduction of GSM capability, strengthened the Company’s relationship with a major satellite integrator in regions in Europe, the Middle East and Africa and drove new sales to a leading global satellite provider.
      The Company’s TeleMate voice network intelligence software and NetSpective Internet Content Filtering solution is used by several thousand large to mid-size enterprises as well as government agencies to manage communications cost, network efficiency and network policy and to protect their network.
      Currently, the Company’s Advanced Applications Services Group provides services to over 21,000 end-users. The Company’s largest client of these services is InterContinental Hotels Group PLC, which has been a customer of the Company since 1992.
      During the year ended December 31, 2004, InterContinental Hotels Group PLC, a customer of the Company’s Advanced Application Services Group, accounted for 17% of the Company’s total revenue and Telepassport (Hellas) S.A., a customer of the Company’s Packet-based Technologies Group, accounted for 14% of the Company’s total revenue. During the year ended December 31, 2003, InterContinental Hotels Group PLC accounted for 17% of the Company’s total revenue.
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
      In the Packet-based Technologies Group, sales are accomplished primarily through an indirect channel, and to a lesser degree, a direct sales force. The are approximately 30 sales and sales support personnel located throughout the United States, Canada, the United Kingdom, India, France, Italy, China and the United Arab Emirates. The sales force is primarily responsible for cultivating strong relationships with systems integrators and distributors throughout the world and supporting them in the sales process. The Company has approximately 50 active value-added resellers and intends to grow that number. The Company has also developed a steering committee for its indirect channel partners in an effort to gain better awareness of its brand.
Competition
      The Company believes that one of its competitive strengths is its ability to offer an end-to-end solution that leverages synergy across its product lines. Through both internal development efforts and strategic acquisitions, the Company continues to add intellectual property and innovative, patented technologies that deliver greater value to its worldwide base of customers.

Packet-based Technologies Group
      The market for application-based telephony services is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and market entrants. In the market for the

Company’s gateway solutions, the Company’s primary sources of competition include Class 4 and Class 5 solution providers, vendors of networking and telecommunications equipment, and telephony applications companies that bundle their offering with third-party equipment. Some competitors, especially networking and telecommunications equipment vendors, such as Lucent Technologies Inc., Cisco Systems, Inc., Huwaei Technologies, Sonus Networks, Inc. and Nortel Networks Ltd., have significantly greater financial resources and broader customer relationships than does the Company. Other public companies, such as Tekelec and VocalTec Communications Ltd., are focusing on market opportunities similar to market opportunities on which the Company focuses, as are a number of smaller, private companies, including Nuera Communications, Inc., Voiceware Systems Corporation and iSoftel Ltd.
      The Company’s NetPerformer product lines compete with the products of communications solutions providers such as Cisco Systems, Inc., Motorola, Inc., Vanguard Systems, Inc. and Memotec, as well as telecommunications equipment manufacturers such as Avaya, Inc., Nortel Networks, Inc., Ericsson and Toshiba Corporation.
      The Company’s TeleMate Voice Network Intelligence Software product competes with a number of products from companies such as MTS IntegraTRAK, MicroTel International, Inc., ISI Telemanagement Solutions, Inc., and Veramark Technologies, Inc.
      The Company’s NetSpective products compete with filtering products from providers such as WebTrends Corporation, 8e6 Technologies, SurfControl PLC, St. Bernard Software, Inc and Websense, Inc.

Advanced Application Services Group
      The Company’s Advanced Applications Services Group competes with companies that provide integrated, multi-channel customer contact centers, including APAC Customer Services, Inc., ClientLogic Corporation, Convergys Corporation and SITEL Corporation as well as competing with in-house solutions.
Intellectual Property Rights
      The Company regards its copyrights, trade secrets and other intellectual property as critical to its success. Unauthorized use of the Company’s intellectual property by third parties may damage its brand and its reputation. The Company relies on trademark and copyright law, trade secret protection, and confidentiality, license and other agreements with its employees, customers, partners and others to protect its intellectual property rights. Despite precautions, it may be possible for third parties to obtain and use the Company’s intellectual property without the Company’s authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries are still evolving. The laws of some foreign countries do not protect intellectual property to the same extent as do the laws of the United States.
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
      On September 18, 2001, U.S. Patent No. 6,292,801 was issued to TeleMate.Net, which the Company acquired in November 2001 by means of a merger. The patent covers technology developed by TeleMate.Net for tracking PBX, VoIP and IP traffic from a variety of network sources and correlating communications activity with a database of user accounts. The patented techniques are employed in several of TeleMate.Net’s products, including TeleMate.Net’s call accounting and NetSpective Internet access management solutions. This technology allows users to combine statistics from diverse networks sources to create cohesive network information and reporting. This unique technology for aggregating and correlating network data from different vendors and device types has application to the VoIP softswitch, Operation Support System (“OSS”) and billing markets. The patented processes allow the Company’s OSS software to gather billing, reporting and maintenance from a variety of data sources and vendors’ products, in addition to its own.

      On February 12, 2003, pursuant to the Company’s acquisition of substantially all of the operating assets of Clarent Corporation on such date, the Company acquired the following U.S. Patents: Dynamic Forward Error Correction Algorithm for Internet Telephone, No. 6,167,060, issued on December 26, 2000; System and Method for Real-Time Data and Voice Transmission over an Internet Network, No. 6,477,164, issued on November 5, 2002; Internet Telephone System with Dynamically Varying Codec, No. 6,356,545, issued on March 12, 2002; and System and Method for Roaming Billing, No. 6,453,030, issued on September 17, 2002.
      The Company also has several patent applications pending relating to its VoIP products and to certain products the Company acquired from Clarent Corporation pursuant to the Company’s acquisition of substantially all of the operating assets of Clarent Corporation on February 12, 2003.
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
      The Company’s research and development expenses totaled $7.0 million for the year ended December 31, 2004.
      In the Packet-based Technologies Group, the research and development initiatives centered around introducing softswitch features targeted toward carriers of broader scope, including dynamic resource allocation, expanding interoperability and third-party vendor integration, continuing the enhancement of performance and reliability. In 2003, the Company introduced Clarent Class 5 Call Manager version 3.0, which interoperates with most enterprise-class hardware and allows carriers to deploy high margin enterprise managed services, further expanding the Company’s opportunity at the network edge.
      In 2004, the Company introduced key enhancements to the Clarent Class 5 Call Manager based on market trends and key customer requirements. The newly-introduced features expanded the Company’s opportunity to lower the data communications costs and create new revenue enhancing opportunities for its customers. In addition to the enhancements to the Clarent Class 5 Call Manager, the Company introduced two new products and established key partnerships to provide further value to customers. These enhancements included further standards-based compliance by adding support for SIP based endpoints with top revenue generating CLASS features. This enhancement augments the Clarent Class 5 Call Manager’s support of MGCP and H.323 VoIP protocols. Enhanced features such as Pre-paid for VoIP subscribers, Integrated Voice Mail, and 3-way conference calling gives service providers further revenue generating opportunities while enhanced high availability improves quality of service within the service providers VoIP network.
      The Company also introduced the Subscriber Portal product which allows consumers to control their own phone account behavior from a web-based browser as well as view account and phone usage information. The introduction of this product allows service providers to offer enhanced services not currently available with PSTN phone service as well as reduces operational costs by putting more control into the consumers’ hands. In addition to the Company’s Subscriber Portal, the Company also introduced the Border Agent product. The Border Agent provides network address translation traversal for SIP and MGCP endpoints. This is a critical component for broadband service providers enabling them to offer residential VoIP services without enduring the expense of a traditional session border controller.
      In 2004, the Company also introduced key enhancements to its Class 4 Call Manager providing tandem network capabilities within the core of the service providers network, including international and national long distance. The key feature enhancements included integration with a service providers existing Intelligent Network (“IN”) infrastructure through support of the TCAP protocol. This enables service providers to leverage their existing investment in IN services while reducing the cost associated with training existing personnel on new service platforms. In addition to IN support, a number of operational efficiency enhancements were made allowing service providers to better manage and troubleshoot problems within their VoIP network.
      These key enhancements to the Clarent Distributed Softswitch comprising of the Clarent Class 5 Call Manager and Clarent Class 4 Call Manager enable service providers to increase top line consumer revenues through enhanced service offerings while simultaneously increasing bottom line profitability by reducing operational expenses within the service provider’s network.
      In 2004, the Company introduced Clarent Class 4 Call Manager version 2.0, which further expanded the Company’s opportunity in this market by providing key features such as compatibility with the legacy PSTN Advance Intelligent Network, the BHG2500 universal gateway which quadrupled the media gateway port density as well as added SS7 signaling and media server capabilities in the same chassis, and ANSI SS7 for US deployments.
      In 2004, the Company announced support for GSM Abis/Ater for the NetPerformer solution. This allows the NetPerformer to offer GSM operators a cost effective solution for reducing the bandwidth required by their GSM network.
Employees
      As of February 11, 2005, the Company had 244 domestic employees, 170 of whom are located at the Company’s headquarters in Atlanta, Georgia, including 114 in the Advanced Applications Services Group, 43 of whom are located at the Company’s Clarent operations in Littleton, Colorado and the balance are located throughout the United States. As of February 11, 2005, the Company had 69 international employees, 47 of whom are located at the Company’s NetPerformer operations in Montreal, Canada, and 22 international employees who conduct the Company’s sales efforts throughout the rest of the world.
Background
      The Company was incorporated in Minnesota on March 20, 1984. Until 2001, the Company historically operated a value-added reseller (“VAR”) business and an associated network performance management consulting and integration practice. The Company also operated a Hospitality Services Group (“HSG”), which provided technology solutions to lodging, restaurant, and energy management customers. Over the years, the Company has moved away from these lines of business and now focuses on providing the products and services offered by its Packet-based Technologies Group and its Advanced Application Services Group. During the last five years, the Company’s business developed as described below.
      Early in 2000, the Company’s Board of Directors (the “Board”) decided to explore the sale of all or a portion of the Company’s HSG, which consisted of the Company’s lodging business, its restaurant solutions business and its energy management business. Subsequently, the operations of HSG were classified as discontinued operations, and each of the operating units of HSG was sold between late 2000 and early 2001. The sale of these operating units included all of the operations of (i) Sulcus Hospitality Technologies Corp., which the Company acquired in 1999; and (ii) Encore Systems, Inc., Global Systems and Support, Inc. and Five Star Systems, Inc. (collectively, the “Encore Group”), which the Company acquired in 1998, except for the Company’s customer response center services.
      In September 2000, the Company acquired Cereus Technology Partners, Inc. (“Cereus”) in a merger transaction. Cereus provided end-to-end e-business and business-to-business technology solutions, including e-business strategy, network consulting and hosting and application integration. In connection with the acquisition of Cereus, the Company changed its name to “Verso Technologies, Inc.”
      In November 2000, the Company acquired MessageClick, Inc. (“MessageClick”) in a merger transaction. The acquisition of MessageClick provided the Company with a propriety unified communications application delivered as an ASP. In the second quarter of 2001, the Company decided to discontinue offering its MessageClick application and to refocus the development of the MessageClick application to be offered as a licensed software product. The Company has since focused its overall strategy on pursuing the market for next-generation communications, and therefore, the development of the MessageClick application as a license product is currently dormant.
      In July 2001, the Company acquired all of the outstanding capital stock of NACT Telecommunications, Inc., now known as Provo Pre-paid (Delaware) Corp. (“NACT”). The Company’s acquisition of NACT in July 2001 was the Company’s first significant investment in the area of next-generation communications. The acquisition of NACT and its portfolio of products and services allowed the Company to begin to offer proprietary, integrated, switching solutions for communications service providers seeking turn-key, pre-paid telecommunications solutions. The acquisition of NACT was funded by a $15 million investment by TeleMate.Net, as contemplated by the Company’s merger agreement with TeleMate.Net. On January 21, 2005, the Company sold substantially all of the operating assets of its NACT business. In connection with the sale, “NACT Telecommunications, Inc.” changed its name to “Provo Pre paid (Delaware) Corp.”
      On November 16, 2001, the Company acquired TeleMate.Net by means of a merger, pursuant to which TeleMate.Net became a wholly-owned subsidiary of the Company. TeleMate.Net develops proprietary Internet access, voice and IP network usage management, and intelligence applications that enable businesses to monitor, analyze, and manage the use of their internal network resources. As a result of the acquisition of TeleMate.Net, the Company added next-generation applications and application development competencies to the Company’s solutions portfolio.
      During the quarter ended December 31, 2001, and in keeping with the Company’s focus on providing next-generation communications solutions, the Company determined that its VAR business and associated network performance management consulting and integration practice were not strategic to the Company’s ongoing objectives and, therefore, decided to discontinue capital and human resource investment in these businesses. Accordingly, the Company elected to report its VAR and associated consulting and integration operations as discontinued operations by early adoption of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which is intended to allow a company to more clearly communicate a change in its business that results from a decision to dispose of non-strategic operations.
      On October 1, 2002, the Company purchased a 51% interest in Shanghai BeTrue Infotech Co., Ltd. (“BeTrue”) for $100,000, with $50,000 paid at closing, $25,000 paid on December 30, 2002, and $25,000 paid on March 30, 2003. Upon closing the transaction, the Company contributed to the joint venture certain next-generation communication equipment and software valued at approximately $236,000 and $50,000, respectively. Additionally, the Company contributed to BeTrue $25,000 on December 30, 2002, and $25,000 on March 30, 2003. The remaining 49% interest in BeTrue is owned by Shanghai Tangsheng Investments & Development Co. Ltd. (“Shanghai Tangsheng”). BeTrue provides VoIP and satellite network solutions, including systems integration, project implementation, technical support, consulting and training to leading telecommunications companies in China and the Asia-Pacific region. The Company plans to leverage BeTrue’s sales channels and support infrastructure capabilities, including pre- and post- sales support. Due to shared decision-making between the Company and Shanghai Tangsheng, the results for BeTrue are recorded as an equity investment rather than consolidated in the Company’s results.
      On February 12, 2003, the Company acquired substantially all operating assets and related liabilities of Clarent Corporation. The assets purchased from Clarent Corporation include the following key products: next-generation switching and call control software; high density media gateways; multi-service access devices, signaling and announcement servers; network management systems; and high demand telephony applications based on packet-switched technology. Specifically, the Company acquired the Clarent Softswitch and NetPerformer products in connection with this acquisition.
      On September 26, 2003, the Company acquired MCK Communications, Inc., now known as Needham (Delaware) Corp. (“MCK”), by means of a merger, pursuant to which MCK became a wholly-owned subsidiary of the Company. MCK provided products that deliver distributed voice communications by enabling businesses to extend the functionality and applications of their business telephone systems from the main office to outlying offices, remote call centers, teleworkers and mobile employees over public and private networks. On January 21, 2005, the Company sold substantially all of the operating assets of its MCK business, including (i) the assets which allow legacy digital business telephone handsets to be used in a voice network using public/ private IP-based, circuit-switched, frame relay or wireless technology network and (ii) the products that enable call recording of legacy business telephone systems in non-packet environments. In connection with the sale, “MCK Communications, Inc.” changes its name to “Needham (Delaware) Corp.”
      On February 23, 2005, the Company entered into a definitive agreement to acquire substantially all of the operating assets of WSECI, a provider of an Internet protocol-based applications platform which enables the deployment of multiple voice and next-generation services to the carrier market. The Company expects that the acquisition will close by March 31, 2005.

Item 2.	Properties
      The Company is headquartered in Atlanta, Georgia, where the Company currently leases 45,000 square feet of space, which is used for the Company’s corporate offices, the TeleMate.Net operations and the Company’s Advanced Application Services Group. The Company is obligated to pay rent on this space of approximately $114,000 per month, plus a share of operating expenses, through January 2010. Further, the Company is also obligated through January 2010 to pay rent of $30,000 per month with respect to an additional 13,000 square feet of space at the Atlanta facility, the cost of which is included in discontinued operations. The Company has subleased this 13,000 square feet of space at the Atlanta facility for $18,200 per month through November 2006 and $12,900 per month from December 2006 through January 2010.
      In connection with the Company’s disposition of its NACT business, NACT assigned to the purchaser thereof all of NACT’s interest in a lease for approximately 40,000 square feet of office space in Provo, Utah, which had been used to operate the NACT business, a component of the Company’s Packet-based Technologies Group. The purchaser has agreed to pay all amounts owed under the lease; however, NACT’s payment obligations under the lease have not been terminated and the Company’s guaranty of such obligations remains in place. The lease expires in December 2009, and the rent thereunder is $48,600 per month.
      In connection with the purchase of substantially all of the operating assets of Clarent Corporation in February 2003, the Company assumed two leases for real property located in Quebec, Canada. Pursuant to the first lease, the Company leases approximately 18,000 square feet of office and laboratory space for software research and development purposes related to the Company’s operations related to the NetPerformer products, a component of the Company’s Packet-based Technologies Group. The Company is obligated to pay rent of approximately $13,600 per month through the termination of the lease in October 2006. The Company subsequently assigned the second lease to Clarent Canada Ltd., a wholly-owned subsidiary of the Company which the Company acquired pursuant to the purchase (“Clarent Canada”). Pursuant to the second lease, Clarent Canada leases approximately 10,000 square feet of office, warehouse and storage space for commercial and manufacturing purposes also related to the Company’s operations related to the NetPerformer products. Clarent Canada is obligated to pay $4,600 per month, plus a share of operating expenses, until the lease terminates in May 2007.
      Also in connection with the purchase of substantially all of the operating assets of Clarent Corporation in February 2003, the Company entered into a lease for 23,000 square feet of space in Littleton, Colorado, which space is used for office space and research and development purposes for the Company’s operations primarily related to the softswitch solution products, a component of the Company’s Packet-based Technologies Group. Pursuant to this lease, the Company is obligated to pay rent of approximately $30,900 per month, plus a share of operating expenses, until the lease terminates in January 2006.
      MCK is obligated through May 31, 2007 on a lease for 48,886 square feet of office space in Needham, Massachusetts, which served as MCK’s headquarters before it was acquired by the Company, at rent of $113,900 per month. MCK has subleased all of such space through May 31, 2007, at a rent of $78,900 per month. This lease obligation was not assigned in connection with the sale of substantially all of the operating assets of the Company’s MCK business in January 2005, and MCK remains obligated to make all payments under the lease. A $1.5 million letter of credit secures the obligations.

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
      In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of MCK’s common stock between the date of MCK’s initial public offering and December 6, 2000. The complaint named as defendants MCK and certain of its former officers and other parties as underwriters of its initial public offering (the “MCK defendants”). The plaintiffs allege, among other things, that MCK’s prospectus, contained in the Registration Statement on Form S-1 filed with the SEC, was materially false and misleading because it failed to disclose that the investment banks which underwrote MCK’s initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of MCK’s common stock after the initial public offering. This case is one of many with substantially similar allegations known as the “Laddering Cases” filed before the Southern District of New York against a variety of unrelated issuers (the “Issuers”), directors and officers (the “Laddering Directors and Officers”) and underwriters (the “Underwriters”), and have been consolidated for pre-trial purposes before one judge to assist with administration. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. After a hearing on the motion to dismiss the Court, on February 19, 2003, denied dismissal of the claims against MCK as well as other Issuers. Although MCK believes that the claims asserted are meritless, MCK and other Issuers have negotiated a tentative settlement with the plaintiffs. The terms of the tentative settlement agreement provide, among other things, that (i) the insurers of the Issuers will deliver a surety undertaking in the amount of $1 billion payable to the plaintiffs to settle the actions against all Issuers and the Laddering Directors and Officers; (ii) each Issuer will assign to a litigation trust, for the benefit of the plaintiffs, any claims it may have against its Underwriters in the initial public offering for excess compensation in the form of fees or commissions paid to such Underwriters by their customers for allocation of initial public offering shares; (iii) the plaintiffs will release all claims against the Issuers and the Laddering Directors and Officers asserted or which could have been asserted in the actions arising out of the factual allegations of the amended complaints; and (iv) appropriate releases and bar orders and, if necessary, judgment reductions, will be entered to preclude the Underwriters and any non-settling defendants from recovering any amounts from the settling Issuers or the Laddering Directors and Officers by way of contribution or indemnification. Prior to the Company’s acquisition of MCK, MCK’s board of directors voted to approve the tentative settlement. On February 15, 2005, the judge presiding over the Laddering Cases granted preliminary approval of the proposed settlement, subject to the Issuers submitting a revised proposed settlement to the Court. The proposed settlement is subject to final approval by the court. No provision was recorded for this matter in the financial statements of MCK prepared prior to its acquisition by the Company because MCK believed that its portion of the proposed settlement would be paid by its insurance carrier. The Company agrees with MCK’s treatment of this matter.
      MCK has been named a defendant in a lawsuit filed in Norfolk County, Massachusetts by Entrata Communications, Inc. (“Entrata”). Entrata Communications, Inc. v. Superwire.com, Inc. and MCK arises out of a dispute between Entrata and one of its largest shareholders, Superwire.com, Inc. (“Superwire”). Pursuant to a contract with Entrata, MCK was obligated to pay Entrata $750,000 in early 2002. In order to take advantage of a $100,000 discount offered for early payment, MCK paid Entrata $650,000 in November 2001, in full satisfaction of its contractual obligations. The funds were placed in escrow with Superwire’s California law firm, Jeffers, Shaff & Falk, LLP (“JSF”), which agreed not to disburse the funds until the dispute between Entrata and Superwire had been resolved. Nevertheless, Entrata contends that it never received the funds from MCK and that the funds were diverted to Superwire and JSF. Through the lawsuit, Entrata seeks to recover from both MCK and Superwire the $750,000 that MCK would have owed in 2002. MCK has asserted counterclaims against Entrata, and cross-claims against Superwire, for fraud and breach of contract. On October 11, 2002, Superwire and Entrata filed cross-motions for summary judgment against each other. The court denied both motions on March 13, 2003. Following denial of the cross-motions for summary judgment, MCK filed a motion to add JSF and two of its partners, Barry D. Falk and Mark R. Ziebell, as third-party defendants. The court had given the parties until March 17, 2004 to complete discovery. Before the completion of the discovery period, Entrata filed a Chapter 7 bankruptcy proceeding pursuant to the United States Bankruptcy Code. MCK has not as of yet been notified by the trustee of Entrata’s estate as to whether the trustee will pursue the claims against MCK. If such claims are pursued, then the Company intends to defend such claims and prosecute its counterclaims and third-party claims. No amounts, other than the original payment, were provided for this matter in the financial statements of MCK prepared prior to its acquisition by the Company. The Company believes that the claim against MCK is without merit, and no amount has been accrued for this matter at December 31, 2004.

Item 4.	Submission of Matters to a Vote of Security Holders
      The Annual Meeting of Shareholders of the Company was held on December 17, 2004, in Atlanta, Georgia (the “Meeting”). At the Meeting, the shareholders of the Company voted on proposals to (i) elect a Board of eight directors to serve until the Company’s next annual meeting of shareholders and until their successors are elected and qualified; (ii) approve an amendment to the Company’s 1999 Stock Incentive Plan, as amended (the “Incentive Plan”), to increase the number of shares of Common Stock underlying the Incentive Plan from 15,000,000 to 17,500,000; (iii) approve an amendment to the Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) to increase the number of shares of Common Stock underlying the Purchase Plan from 1,000,000 to 2,000,000; and (iv) ratify the appointment of Grant Thornton LLP as the independent auditors of the Company for the year ending December 31, 2004. Each of the foregoing proposals was approved by the Company’s shareholders at the Meeting.
      The results of the vote on the proposal to elect directors were as follows:

Director Nominee	For	Withheld Authority

Paul R. Garcia	112,784,630	5,857,866
Gary H. Heck	100,801,357	17,841,139
Amy L. Newmark	114,402,998	4,239,498
Steven A. Odom	111,629,902	7,012,594
Stephen E. Raville	115,704,627	2,937,869
Juliet M. Reising	107,912,681	10,729,815
Dr. James A. Verbrugge	116,070,232	2,572,264
Joseph R. Wright*	115,701,120	2,941,376

*	Mr. Wright resigned from the Board on January 17, 2005.
      There were no abstentions or broker non-votes with respect to the election of any of the director nominees listed above.
      The results of the vote on the proposal to amend the Incentive Plan were as follows: 31,890,014 votes FOR, 10,367,875 votes AGAINST, and 1,336,361 votes ABSTAINED. There were 75,048,246 broker non-votes on the proposal to amend the Incentive Plan.
      The results of the vote on the proposal to amend the Purchase Plan were as follows: 36,667,526 votes FOR, 5,632,260 votes AGAINST, and 1,294,496 votes ABSTAINED. There were 75,048,246 broker non-votes on the proposal to amend the Purchase Plan.

      The results of the vote on the proposal to ratify the appointment of Grant Thornton LLP were as follows: 116,444,545 votes FOR, 1,185,316 votes AGAINST, and 1,012,634 votes ABSTAINED. There was one broker non-vote on the proposal to ratify the appointment of Grant Thornton LLP.
      The foregoing proposals were set forth and described in the Notice of Annual Meeting of Shareholders and Proxy Statement of the Company dated November 19, 2004.

Item 4.5	Executive Officers of the Registrant
      Pursuant to General Instruction G (3) of Form 10-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the information regarding the Company’s executive officers required by Item 401 of Regulation S-K is hereby included in Part I of this Annual Report.
      The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age, as of March 11, 2005, of such officer:

Name	Age	Position

Steven A. Odom	51	Chairman of the Board and Chief Executive Officer
Lewis Jaffe	48	President and Chief Operating Officer
Juliet M. Reising	54	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Montgomery Bannerman	49	Senior Vice President, Strategic Initiatives
      Certain additional information concerning the individuals named above is set forth below:
      Steven A. Odom has served as the Chief Executive Officer and a director of the Company since September 2000 and as the Chairman of the Board since December 2000. From January 2000 to September 2000, Mr. Odom served as the Chairman of the Board and the Chief Executive Officer of Cereus. From 1994 until June 1998, Mr. Odom served as Chief Executive Officer of World Access, Inc., a provider of voice, data and Internet products and services around the world (“World Access”). From November 1994 until November 1999, Mr. Odom also served as Chairman of the Board of World Access. From 1990 until 1994, Mr. Odom was a private investor in several companies, including World Access and its predecessor. From 1987 until 1990, he served as President of the PCS Division of Executone Information Systems in Atlanta, Georgia, a public company that manufactured and distributed telephone systems. From 1983 until 1987, Mr. Odom was Chairman and Chief Executive Officer of Data Contract Company, Inc., a manufacturer of telephone switching equipment and intelligent pay telephones, which he founded in 1983. From 1974 until 1983, he served as the Executive Vice President of Instrument Repair Service, a private company co-founded by Mr. Odom in 1974 that repaired test instruments for local exchange carriers.
      Lewis Jaffe has served as President and Chief Operating Officer of the Company since November 3, 2004. From August 2002 to November 2004, Mr. Jaffe was a self-employed public speaker and consultant. From April 2002 until August 2002, Mr. Jaffe served as the interim President of Glowpoint, Inc., a publicly-traded video products and services company. From July 2000 to July 2003, Mr. Jaffe served as an independent consultant to Glowpoint, Inc. From June 2000 to March 2002, Mr. Jaffe served as President and Chief Operating Officer of PictureTel Corporation, a publicly-traded videoconferencing company. From September 1998 to June 2000, Mr. Jaffe served as a managing director in the Boston office of Arthur Andersen LLP in its global finance practice. From January 1997 to March 1998, Mr. Jaffe served as President of C Systems, LLC, a designer and manufacturer of mobile military shelters, housing, communication, radar and missile launch systems. Mr. Jaffe served as a member of the Board of Directors for Glowpoint, Inc. from September 2001 to July 2003, the Board of Directors of Media 100 Inc. from June 2003 through November 2004 and the Turnaround Management Association of New England from September 1999 through November 2004. He currently is on the Board of Directors of two public companies, ACT Teleconferencing, Inc. and Benihana Inc., and two private companies, Travizon Inc. and Pixion, Inc.
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
      Montgomery Bannerman has served as Senior Vice President, Strategic Initiatives of the Company since November 19, 2004. From November 2003 to September 2004, Mr. Bannerman served as Vice President Strategy for Universal Access Inc., a provider of outsourced network services. From January 2000 to October 2003, Mr. Bannerman served as Senior Vice President and Chief Technology Officer of Terremark Worldwide, Inc., a network access provider of telecommunications services. Mr. Bannerman founded IXS.NET, a provider of integrated VoIP network platforms in Asia, in 1996 and DSP.NET, a commercial ISP in northern California, in 1993.
      There are no family relationships among any of the executive officers or directors of the Company. Except as disclosed in the applicable employment agreements discussed in Item 11 of this Annual Report “Executive Compensation — Employment Agreements” and as disclosed in Item 13 of this Annual Report “Certain Relationships and Related Transactions,” no arrangement or understanding exists between any executive officer and any other person pursuant to which any executive officer was selected to serve as an executive officer. To the best of the Company’s knowledge, (i) there are no material proceedings to which any executive officer of the Company is a party, or has a material interest, adverse to the Company; and (ii) there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any executive officer during the past five years. Executive officers of the Company are elected or appointed by the Board and hold office until their successors are elected and qualified, or until their death, resignation or removal, subject to the terms of applicable employment agreements or arrangements.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Common Stock is currently traded on The Nasdaq SmallCap Market under the symbol “VRSO.” Prior to September 13, 2002, the Common Stock was traded on the Nasdaq National Market under the same symbol, and from February 17, 2000 to October 1, 2000, the Common Stock was traded on The Nasdaq National Market under the symbol “ELTX.” Prior to February 17, 2000, the Common Stock was traded on The Nasdaq SmallCap Market under the same symbol. The following table sets forth the quarterly high and low bid prices for the Common Stock for the periods indicated below, as reported by The Nasdaq SmallCap Market. The stock prices set forth below do not include adjustments for retail mark-ups, markdowns or commissions, and represent inter-dealer prices and do not necessarily represent actual transactions.

	High	Low

Year ended December 31, 2004:
First Quarter	$3.32	$1.50
Second Quarter	1.92	1.12
Third Quarter	1.65	0.90
Fourth Quarter	0.93	0.38

	High	Low

Year ended December 31, 2003:
First Quarter	$0.71	$0.40
Second Quarter	1.84	0.43
Third Quarter	5.22	1.70
Fourth Quarter	4.70	2.86
      As of March 18, 2005, there were approximately 1,701 holders of record of the Common Stock.
      The Company has never declared or paid cash dividends on the Common Stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. In addition, the Company’s credit facility with Silicon Valley Bank, the Company’s primary lender, and the terms of the Company’s outstanding 6% senior unsecured convertible debentures prohibit the payment of cash dividends on the Common Stock.
      On November 3, 2004, the Company issued to Mr. Jaffe a (i) ten-year option to purchase 500,000 shares of Common Stock at an exercise price of $0.53 per share; (ii) ten-year option to purchase 250,000 shares of Common Stock at an exercise price of $0.75 per share; and (iii) ten-year option to purchase 250,000 shares of Common Stock at an exercise price of $1.25. Each option vests with respect to 25% of the underlying shares of Common Stock on each of November 3, 2005, November 3, 2006, November 3, 2007, and November 3, 2008; provided, however, that each of the option vest in its entirety upon a change of control of the Company. The options were issued to Mr. Jaffe in connection with his appointment as the Company’s President and Chief Operating Officer. The options issued to Mr. Jaffe were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”). In reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act (“Section 4(2)”). The Company based such reliance upon factual representations Mr. Jaffe made to the Company regarding his investment interest and sophistication, among other things.
      On November 19, 2004, the Company issued to Mr. Bannerman a ten-year option to purchase 250,000 shares of Common Stock at an exercise price of $0.69 per share. The option vests with respect to 25% of the underlying shares of Common Stock on each of November 19, 2005, November 19, 2006, November 19, 2007, and November 19, 2008. The option was issued to Mr. Bannerman in connection with his appointment as the Company’s Senior Vice President, Strategic Initiatives. The option issued to Mr. Bannerman was issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based that reliance on factual representations Mr. Bannerman made to the Company regarding his investment intent and sophistication, among other things.

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

	Years Ended December 31,

	2004(2)	2003(3)	2002(4)	2001(5)	2000(6)

Statement of Operations Data(1):
Revenue	$32,263	$38,139	$18,479	$16,953	$12,732
Loss from Continuing Operations	(18,770)	(4,215)	(4,716)	(13,820)	(12,532)
Loss from Continuing Operations per Common Share — basic and diluted	(0.14)	(0.04)	(0.06)	(0.25)	(0.48)
Balance Sheet Data:
Total Assets(7)	33,429	63,252	39,835	45,159	175,473
Long-term Liabilities, net of current portion	4,401	9,102	6,133	5,200	3,153

(1)	Includes the continuing operations of TeleMate.Net (since its acquisition on November 16, 2001) and includes the continuing operations of assets acquired by the Company from Clarent Corporation since their acquisition on February 12, 2003.

(2)	The fiscal year 2004 loss from continuing operations includes $514,000 of intangibles amortization, $435,000 in amortization of deferred compensation and $517,000 in non-cash interest related to the amortization of the discount on notes payable and convertible subordinated debentures and loan fees.

(3)	The fiscal year 2003 loss from continuing operations includes $407,000 of intangibles amortization, $780,000 in amortization of deferred compensation and $561,000 in non-cash interest related to the amortization of the discount on notes payable and convertible subordinated debentures and loan fees.

(4)	The fiscal year 2002 loss from continuing operations includes $1.2 million in amortization of deferred compensation and $601,000 in non-cash interest expense related to the amortization of the discount on convertible subordinated debentures and loan fees.

(5)	The fiscal year 2001 loss from continuing operations includes $1.3 million of intangibles amortization, $1.8 million in amortization of deferred compensation and $606,000 in non-cash interest expense related to the amortization of the discount on convertible subordinated debentures and loan fees, and a $1,640,000 loss on debt conversion.

(6)	The fiscal year 2000 loss from continuing operations includes $982,000 of goodwill amortization, $482,000 in amortization of deferred compensation, $511,000 in reorganization costs, $1.8 million in loss on asset abandonment and $715,000 in non-cash interest expense primarily related to the amortization of the discount on convertible subordinated debentures and loan fees.

(7)	Includes $9.0 million, $33.3 million, $27.4 million, $26.1 million and $153.0 million of assets of discontinued operations, as of December 31, 2004, 2003, 2002, 2001 and 2000, respectively. The assets of discontinued operations as of December 31, 2000 included intangible assets totaling $119.2 million. The assets of discontinued operations as of December 31, 2004 have been reduced by the loss on disposal of discontinued operations totaling $14.8 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      The Company is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s continuing operations include two separate business segments: (i) the Packet-based Technologies Group, which includes the Company’s softswitching and NetPerformer divisions (the two businesses acquired from Clarent Corporation in February 2003) and the Company’s subsidiary TeleMate.Net; and (ii) the Advanced Applications Services Group, which includes the Company’s technical applications support group. The Packet-based Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Packet-based Technologies Group offers hardware-based solutions (which include software) for companies seeking to build private, packet-based voice and data networks, and software-based solutions for Internet access and usage management that include call accounting and usage reporting for IP network devices. The Advanced Applications Services Group includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Company’s Packet-based Technologies Group.
      Since 2001, the Company has been selling products to the carrier market and focusing its strategic direction on developing and marketing next-generation communications products. The Company’s current business was built on acquisitions made by the Company by leveraging the economic downturn in the telecommunications area. In the first quarter of 2003, the Company acquired substantially all of the operating assets of Clarent Corporation, which provided the Company with patented VoIP technologies for both the carrier and enterprise markets (primarily serving international markets) and significantly increased the Company’s market share in the worldwide softswitch market.
      The Company’s strategy through 2003 was to add next-generation communications products to its suite of products through strategic acquisitions and to leverage these operations through cost reductions to enhance cash flow. With the acquisition of substantially all of the operating assets of Clarent Corporation, the Company moved its growth strategy toward international markets. International revenue increased to 43% of the Company’s consolidated revenues for 2004 from 0% of the Company’s consolidated revenues for 2002. As the acquisition of substantially all of the operating assets of Clarent Corporation was funded primarily by short-term seller financing, generating cash flow from operations during 2003 was required to meet the debt repayment obligations. As such, the Company leveraged its combined operations, reducing sales, general and administrative costs (as compared to costs prior to the acquisition), while preserving the research and development expenditures, which are vital to the Company’s long-term growth and viability.
      In 2004, the Company began moving towards an open standards platform. In 2004, the Company significantly increased its expenditures for sales and marketing to focus on long-term sustainable revenue growth. In the first quarter of 2004, the Company completed a private placement raising approximately $16.5 million, net of expenses, to fund the expanded sales and marketing programs. As expected, these additional expenditures significantly increased the operating loss from continuing operations in 2004 as compared to 2003.
      In January 2005, the Company sold substantially all of the operating assets of its NACT and MCK businesses to better focus the Company’s capital and management resources on areas which the Company believes have greater potential given its strategy to focus on next-generation network and solutions to improve cash utilization. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company believes that the I-Master platform, which the Company entered into a definitive agreement to acquire from WSECI in February 2005 after forming a strategic partnership with WSECI in the latter half of 2004, permits the Company to offer a better solution. The Company expects the acquisition to close by March 31, 2005. Further, the Company disposed of its MCK business because the Company intends to focus on next-generation solutions for service providers and the products of the MCK business did not fit that profile. The operations of the NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements. The Company’s discontinued operations previously included its legacy VAR business.

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including MCK, TeleMate.Net, NACT and Clarent Canada.
      The Company believes that the foregoing events significantly affect the comparability of the Company’s results of operations from year to year. You should read the following discussion of the Company’s results of operations and financial condition in conjunction with the Company’s consolidated financial statements and related notes thereto included in Item 15 of this Annual Report.
Results of Operations

Fiscal Year 2004 Compared with Fiscal Year 2003
      For the year ended December 31, 2004, the Company’s net loss totaled $38.8 million, or $0.29 per share, compared with a net loss of $18.3 million, or $0.18 per share, for the same period in 2003. The 2004 results included $1.4 million in reorganization costs and a loss from discontinued operations of $20.0 million. The 2003 results included $159,000 in reorganization costs and a loss from discontinued operations of $14.1 million.

Continuing Operations
      For the year ended December 31, 2004, the Company’s loss from continuing operations totaled $18.8 million, or $0.14 per share, compared with a net loss of $4.2 million, or $0.04 per share, for 2003. The 2004 results included $1.4 million in reorganization costs. The 2003 results included $159,000 in reorganization costs.
      Total revenue was $32.3 million in the year ended December 31, 2004, reflecting a 15% decrease from 2003. Product revenue decreased from $19.3 million in 2003 to $15.5 million in 2004, primarily due to a decrease in the Company’s softswitch and NetPerformer product sales. In 2004, the Company restructured its sales force, including the sales leadership, to facilitate a cross product line selling strategy at a time when the telecommunication market was soft in many of the emerging telecommunication markets that the Company was targeting and was moving from upgrading class 4 tandem switches to revenue generating applications and class 5 line side switching. In addition, the Company moved from selling products to selling a complete solution to address the changes in the telecommunication market. These solution sales require longer sales cycles than the Company previously anticipated, which had an impact on 2004 revenue performance. Despite an increase in sales opportunities, actual revenues decreased for 2004. Services revenue was $16.7 million in the year ended December 31, 2004, reflecting an 11% decrease from the same period in 2003, primarily due to revenue from the Advanced Application Services Group and the TeleMate products. The decrease in revenue from the Advanced Application Services Group was attributable primarily to a decline in revenue from its largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor, net of new customers added. Gross profit decreased by $6.1 million in the year ended December 31, 2004, and was 47% of revenue in 2004, compared with 56% of revenue for 2003. The decrease in gross profit dollars resulted from the decrease in revenues with certain fixed product costs and increased service costs in the Advanced Application Services Group due to transition costs related to its largest customer moving to new software and to adding new customers.
      Total operating expenses incurred in continuing operations for the year ended December 31, 2004 were $33.2 million, an increase of $8.9 million compared to the same period in 2003. The increase is primarily attributable to the following items: increases in general and administrative expenses of $2.8 million, sales and marketing expenses of $2.8 million, research and development expenses of $2.1 million, depreciation expense of $350,000 and reorganization costs of $1.3 million offset by a decrease in amortization of deferred compensation of $345,000.
      The increase in general and administrative expenses resulted primarily from the increase in professional fees, the vast majority of which related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, bad debt expense primarily related to one customer in the Packet-based Technology Group, a full year of expenses for the centralized accounting function, and insurance and telecommunications costs.

      The increase in sales and marketing expenses resulted from the Company’s expansion of its sales force and marketing programs in 2004.
      The increase in research and development is related to the planned increase in research and development activities in the Company’s softswitching and NetPerformer divisions.
      The increase in depreciation expense is primarily related to capital expenditures of approximately $2.0 million and $801,000 during 2004 and 2003, respectively, offset by decreases related to fully-depreciated assets. Capital expenditures are primarily depreciated on a straight-line basis over an estimated useful life of three years.
      Intangible amortization is related to the amortization of the customer relationship costs related to the 1998 acquisition of Encore Group.
      The $345,000 decrease in amortization of deferred compensation primarily related to the termination of certain options and full vesting of other options outstanding since the Company’s acquisitions of TeleMate.Net in November 2001 and Cereus in September 2000. The deferred compensation represents the intrinsic value of the TeleMate.Net and Cereus unvested options outstanding at the date of the acquisitions of TeleMate.Net and Cereus and is amortized over the remaining vesting period of the options.
      In the first quarter of 2004, the Company terminated the employment of a senior executive. In the fourth quarter of 2004, the Company initiated a restructuring plan to improve operational efficiencies and financial performance and eliminated 20 positions held by employees. As a result of these actions, the Company recorded reorganization costs of $1.4 million during the year ended December 31, 2004, including $570,000 of non-cash stock compensation expense. Annualized savings beginning in the first quarter of 2005 are expected to be approximately $1.9 million.
      In the first and third quarters of 2003, the Company announced reorganizations to accommodate the acquisition of substantially all of the operating assets of Clarent Corporation and, as a part of its effort to consolidate functions and improve operational efficiencies, the Company eliminated eight positions held by employees. As a result of these actions, the Company recorded reorganization costs of $159,000 during the year ended December 31, 2003. The reorganization costs consist of severance costs and non-cash stock compensation expense related primarily to the acceleration of vesting of options. Annualized savings were expected to be approximately $755,000.
      As a percent of revenue, operating expenses from continuing operations were 103% during the year ended December 31, 2004, up from 64% for the same period in 2003.
      Other income was $259,000 during the year ended December 31, 2004, compared with $314,000 for the same period in 2003. Other income during the years ended December 31, 2004 and 2003 was primarily related to the sale of non-operating assets.
      Equity in income of investment was $56,000 during the year ended December 31, 2004, compared to $73,000 in 2003. These amounts represent the Company’s portion of BeTrue’s income for each of these years. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated.
      Net interest expense was $1.1 million during the year ended December 31, 2004, a decrease of $471,000 compared to the same period in 2003. The decrease was attributable to the repayment of the short-term notes related to the acquisition of substantially all of the operating assets from Clarent Corporation.

Business Unit Performance

	Packet-based		Advanced Applications
	Technologies Group		Services Group		Consolidated

	For the Year Ended December 31,

	2004	2003	2004	2003	2004	2003

	(Dollars in thousands)
Revenue	$20,527	$25,128	$11,736	$13,011	$32,263	$38,139

Gross profit	11,134	15,172	3,985	5,999	15,119	21,171
Gross margin	54%	60%	34%	46%	47%	56%
General and administrative	2,375	1,840	1,059	820	3,434	2,660
Sales and marketing	9,302	6,474	126	196	9,428	6,670
Research and development	6,584	4,844	—	—	6,584	4,844

Contribution before unallocated items	$(7,127)	$2,014	$2,800	$4,983	$(4,327)	$6,997

Unallocated items:
Corporate general and administrative					8,958	6,967
Corporate research and development					379	—
Depreciation and amortization of property and equipment					2,278	1,928
Amortization of intangibles					240	240
Amortization of deferred compensation, related to sales, general and administrative					435	780
Reorganization costs					1,414	159

Operating loss					(18,031)	(3,077)

Other					(739)	(1,138)

Loss from continuing operations before income taxes					$(18,770)	$(4,215)

Packet-based Technologies Group
      Total revenue from the Company’s Packet-based Technologies Group was $20.5 million in the year ended December 31, 2004, an 18% decrease from the same period in 2003. The net decrease in revenue is attributable to softswitching and NetPerformer product sales. In 2004, the Company restructured its sales force, including the sales leadership, to facilitate a cross product line selling strategy at a time when the telecommunication market was soft in many of the emerging telecommunication markets that the Company was targeting and was moving from upgrading class 4 tandem switches to revenue generating applications and class 5 line side switching. In addition, the Company moved from selling products to selling a complete solution to address the changes in the telecommunication market. These solution sales require longer sales cycles than the Company previously anticipated, which had an impact on 2004 revenue performance. Despite a rise in sales opportunities, actual revenues declined in 2004.
      Gross profit decreased by $4.0 million in the year ended December 31, 2004, and was 54% of revenue, a decrease from 60% of revenue in the same period in 2003. The decrease in gross profit dollars is attributable to the decrease in revenue. The decrease in gross margin is due to a decline in revenues in relation to fixed departmental costs (primarily personnel and related costs) related to the production and support departments, inventory obsolescence adjustments and the addition of international support personnel and related expenses.

      Allocated operating expenses incurred in the Packet-based Technologies Group for the year ended December 31, 2004, were $18.3 million, an increase of $5.1 million compared to the same period in 2003. The increase in general and administrative expenses reflects a full year’s expense since the Company’s acquisition of substantially all of the operating assets of Clarent Corporation in February 2003 and an increase in bad debt expense primarily attributable to one customer. The increase in sales and marketing expenses resulted from the Company’s expansion of its sales force and marketing programs in 2004. The increase in research and development related to the planned increase in research and development activities at the Company’s softswitching and NetPerformer divisions. As a percent of revenue, operating expenses for the Packet-based Technologies Group were 89% during the year ended December 31, 2004, up from 52% during the same period in 2003. The increase in the percentage is attributable to the increase in sales and marketing and research and development spending coupled with lower revenue.

Advanced Applications Services Group
      Total revenue for the Company’s Advanced Applications Services Group was $11.7 million in the year ended December 31, 2004, a 10% decrease from the same period in 2003. The decrease in revenue is related to a decrease in installation services, rebillable travel and outsourced services for hospitality related customers.
      Gross profit decreased by $2.0 million in the year ended December 31, 2004, and was 34% of revenue, compared with 46% of revenue in the same period in 2003. The decrease in gross profit dollars and gross margin is due to increased personnel and related costs related to the Advanced Applications Services Group’s performance of consulting work to assist its largest customer in its conversion to a new software platform.
      Allocated operating expenses incurred in Advanced Applications Services Group for the year ended December 31, 2004, were $1.2 million, an increase of $169,000 compared to the same period in 2003. The increase in general and administrative expenses primarily relate to an increase in personnel and related costs and bad debt expense.

Discontinued Operations
      In January 2005, the Company sold substantially all of the operating assets of its NACT and MCK businesses to better focus the Company’s capital and management resources on areas which the Company believes have greater potential given its strategy to focus on next-generation network and solutions to improve cash utilization. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company believes that the I-Master platform, which the Company entered into a definitive agreement to acquire from WSECI in February 2005 after forming a strategic partnership with WSECI in the latter half of 2004, permits the Company to offer a better solution. The Company expects the acquisition to close by March 31, 2005. Further, the Company disposed of its MCK business because the Company intends to focus on next-generation solutions for service providers and the products of the MCK business did not fit that profile. The operations of the NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements.
      Summary operating results of the discontinued operations (in thousands) are as follows:

	For the year ended
	December 31,

	2004	2003

Revenue	$18,889	$21,359

Gross profit	8,074	10,600

Operating loss	(5,229)	(14,072)
Loss on disposal of discontinued operations	(14,788)	—

Loss from discontinued operations	$(20,017)	$(14,072)

      The operating loss from discontinued operations for the year ended December 31, 2004 includes depreciation of $979,000 and amortization of intangibles of $1.6 million. The operating loss from discontinued operations for the year ended December 31, 2003 includes depreciation of $972,000, amortization of intangibles of $910,000 and write-down of goodwill of $10.9 million.
      The write-down of goodwill relates to the Company’s acquisition of MCK in September 2003. In April 2003, the Company negotiated the original agreement to purchase MCK in which the MCK stockholders would be entitled to receive approximately 20.0 million shares of Common Stock which was valued at $13.0 million, based on the volume weighted average closing price per share of Common Stock as reported on The Nasdaq SmallCap Market for the 20 trading day period beginning March 19, 2003 and ending April 15, 2003. As part of the original agreement, the Company was to receive $7.5 million in cash. The terms of the agreement were amended on June 13, 2003. Under the amended terms, MCK stockholders were entitled to receive approximately 18.3 million shares of Common Stock and the cash MCK was required to have at the closing of the merger was reduced from $7.5 million to approximately $6.4 million. Although the number of shares of Common Stock to be issued in the merger was reduced by the amendment, the amendment changed the measurement date for valuing such shares. As a result of the increase in the price of Common Stock, prior to June 13, 2003, the revised valuation for the shares of Common Stock to be issued in the merger increased to $24.1 million. As a result of this increase in value, the goodwill recorded in the merger was impaired upon closing the merger. The Company completed an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Based upon this analysis, the Company recorded a write-off of approximately $10.9 million during the year ended December 31, 2003.

Fiscal Year 2003 Compared with Fiscal Year 2002
      For the year ended December 31, 2003, the Company’s net loss totaled $18.3 million, or $0.18 per share, compared with a net loss of $2.7 million, or $0.03 per share, for the same period in 2002. The 2003 results included $407,000 in amortization of intangibles, $780,000 in amortization of deferred compensation, $159,000 in reorganization costs and a loss from discontinued operations of $14.1 million. The 2002 results included $1.2 million in amortization of deferred compensation, $324,000 in reorganization costs and income from discontinued operations of $2.0 million.

Continuing Operations
      For the year ended December 31, 2003, the Company’s net loss from continuing operations totaled $4.2 million, or $0.04 per share, compared with a net loss of $4.7 million, or $0.06 per share, for 2002. The 2003 results included $407,000 in amortization of intangibles, $780,000 in amortization of deferred compensation and $159,000 in reorganization costs. The 2002 results included $1.2 million in amortization of deferred compensation and $324,000 in reorganization costs.
      Total revenue was $38.1 million in the year ended December 31, 2003, reflecting a 106% increase from 2002. Product revenue increased from $1.5 million to $19.3 million primarily related to softswitch and NetPerformer product sales following the Company’s acquisition of substantially all the operating assets of Clarent Corporation in February 2003. Services revenue was $18.8 million in the year ended December 31, 2003, reflecting an 11% increase from the same period in 2002. Gross profit increased by $11.2 million in the year ended December 31, 2003, and was 56% of revenue in 2003, compared with 54% of revenue for 2002. The increase in gross profit dollars resulted primarily from the increase in revenues. The increase in gross profit percentage is related to the increase in the proportion of revenue from the Packet-based Technologies Group, which had a higher margin than the Advanced Application Services Group.
      Total operating expenses incurred in continuing operations for the year ended December 31, 2003, were $24.2 million, an increase of $10.3 million compared to the same period in 2002. The increase is primarily attributable to the following items: increases in general and administrative expenses of $2.4 million, sales and marketing expenses of $3.4 million, research and development expenses of $4.4 million, depreciation expense of $405,000 and amortization of intangibles of $240,000 offset by a decreases in amortization of deferred compensation of $393,000 and reorganization costs of $165,000.

      The increase in general and administrative expenses resulted from the addition of personnel and related costs related to the acquisition of substantially all the operating assets of Clarent Corporation totaling approximately $1.6 million and an increase in corporate general and administrative expenses of approximately $871,000. The increase in corporate general and administrative expenses resulted primarily from increases in personnel related costs, insurance and travel related to the acquisition of substantially all of the operating assets of Clarent Corporation during 2003.
      The increase in sales and marketing expenses resulted from the addition of personnel and related costs related to the acquisition of substantially all the operating assets of Clarent Corporation, totaling $4.2 million offset by overall decreased expenses related to on-going cost reduction initiatives of $807,000.
      The increase in research and development is primarily related to research and development activities at the Company’s softswitching division and NetPerformer division of $4.1 million.
      The increase in depreciation expense is primarily related to the fixed assets of $2.0 million recorded in connection with the acquisition of substantially all the operating assets of Clarent Corporation and the increases related to capital expenditures of approximately $801,000 and $113,000 during 2003 and 2002, respectively, offset by decreases related to fully-depreciated assets. Capital expenditures are primarily depreciated on a straight-line basis over an estimated useful life of three years.
      The increase in intangible amortization is primarily related to the amortization of the customer relationship costs related to the 1998 acquisition of Encore Group as recorded in the fourth quarter of 2002 as a result of the earn-out component of that acquisition.
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
      In the first and third quarters of 2003, the Company announced reorganizations to accommodate the acquisition of substantially all of the operating assets of Clarent Corporation, and as a part of its effort to consolidate functions and improve operational efficiencies, the Company eliminated eight positions held by employees. As a result of these actions, the Company recorded reorganization costs of $159,000 during the year ended December 31, 2003. The reorganization costs consist of severance costs and non-cash stock compensation expense related primarily to the acceleration of vesting of options. Annualized savings were expected to be approximately $755,000.
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
      As a percent of revenue, operating expenses from continuing operations were 64% during the year ended December 31, 2003, down from 76% for the same period in 2002.
      Other income was $314,000 during the year ended December 31, 2003, compared with $263,000 for the same period in 2002. Included in other income during the year ended December 31, 2003 was $323,000 of non-recurring transactions related to the sale of non-operating assets. Included in other income during the year ended December 31, 2002 was $254,000 of non-recurring transactions related to health insurance proceeds and sale of non-operating assets.
      Equity in income of investment was $73,000 during the year ended December 31, 2003, compared to equity in loss of investment of $5,000 in 2002. This amount represents the Company’s portion of BeTrue’s income or losses since the Company’s acquisition of a 51% interest in BeTrue on October 1, 2002. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated.

      Net interest expense was $1.5 million during the year ended December 31, 2003, an increase of $368,000 compared to the same period in 2002. The increase was attributable to increased borrowings on the Company’s credit facility with Silicon Valley Bank and notes payable for the acquisition of substantially all of the operating assets of Clarent Corporation, net of interest income on notes receivable from shareholders.
      The Company recorded an income tax benefit of $200,000 during the year ended December 31, 2002, due to the reversal of a previously accrued exposure item no longer deemed necessary.

Business Unit Performance

	Packet-based
	Technologies		Advanced Applications
	Group		Services Group		Consolidated

	For the Year Ended December 31,

	2003	2002	2003	2002	2003	2002

	(Dollars in thousands)
Revenue	$25,128	$5,939	$13,011	$12,539	$38,139	$18,478

Gross profit	15,172	4,240	5,999	5,732	21,171	9,972
Gross margin	60%	71%	46%	46%	56%	54%
General and administrative	1,840	310	820	846	2,660	1,156
Sales and marketing	6,474	2,734	196	528	6,670	3,262
Research and development	4,844	457	—	—	4,844	457

Contribution before unallocated items	$2,014	$739	$4,983	$4,358	$6,997	$5,097

Unallocated items:
Corporate general and administrative					6,967	6,094
Depreciation and amortization of property and equipment					1,928	1,523
Amortization of intangibles					240
Amortization of deferred compensation, related to sales, general and administrative					780	1,173
Reorganization costs					159	324

Operating loss					(3,077)	(4,017)
Other					(1,138)	(899)

Loss from continuing operations before income taxes					$(4,215)	$(4,916)

Packet-based Technologies Group
      Total revenue from the Company’s Packet-based Technologies Group was $25.1 million in the year ended December 31, 2003, a 323% increase from 2002. The revenue is attributable to softswitching and NetPerformer product sales following the acquisition of substantially all the operating assets of Clarent Corporation in February 2003.
      Gross profit increased by $10.9 million in the year ended December 31, 2003 and was 60% of revenue compared with 71% for 2002. The Company’s addition of Clarent’s softswitching and NetPerformer divisions in February 2003 was the primary cause of the increase in gross profit. The decrease in gross margin percentage relates to the addition of Clarent’s softswitching and NetPerformer divisions which sells at lower margins than the Packet-based Technologies Group had previously experienced.
      Allocated operating expenses incurred in the Packet-based Technologies Group for the year ended December 31, 2003 were $13.2 million. The general and administrative expenses, sales and marketing and research and development expenses reflect the Company’s acquisition of substantially all of the operating assets of Clarent Corporation in February 2003. As a percent of revenue, allocated operating expenses for Packet-based Technologies Group were 52% during the year ended December 31, 2003, down from 59% during the same period in 2002. The decrease in percentage is primarily attributable to the addition of the operations of the Company’s softswitching and NetPerformer divisions in 2003.

Advanced Applications Services Group
      Total revenue for the Company’s Advanced Applications Services Group was $13.0 million in the year ended December 31, 2003, a 4% increase from the same period in 2002. The increase in revenue is related to an increase in installation services and rebillable travel.
      Gross profit increased by $267,000 in the year ended December 31, 2003, and was 46% of revenue in 2003 and 2002. The increase in gross profit dollars is related to the increase in revenue.
      Allocated operating expenses incurred in Advanced Applications Services Group for the year ended December 31, 2003, were $1.0 million, a decrease of $358,000 compared to the same period in 2002. The decrease in general and administrative and sales and marketing expenses primarily relate to a decrease in personnel and related costs.

Discontinued Operations
      In January 2005, the Company sold substantially all of the operating assets of its NACT and MCK businesses to better focus the Company’s capital and management resources on areas which the Company believes have greater potential given its strategy to focus on next-generation network and solutions to improve cash utilization. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company believes that the I-Master platform, which the Company entered into a definitive agreement to acquire from WSECI in February 2005 after forming a strategic partnership with WSECI in the latter half of 2004, permits the Company to offer a better solution. The Company expects the acquisition to close by March 31, 2005. Further, the Company disposed of its MCK business because the Company intends to focus on next-generation solutions for service providers and the products of the MCK business did not fit that profile. The operations of the NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements. These businesses were added to the Company’s legacy VAR business (which was reported as discontinued operations in 2001) for a combined presentation of discontinued operations, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of these businesses.

      Summary operating results of the discontinued operations (in thousands) are as follows:

	For the Year Ended
	December 31,

	2003	2002

Revenue	$21,359	$26,542

Gross profit	10,600	16,046

Operating (loss) income	(14,072)	1,990
Loss on disposal of discontinued operations	—	—

(Loss) income from discontinued operations	$(14,072)	$1,990

      The operating loss from discontinued operations for the year ended December 31, 2003 includes depreciation of $971,000, amortization of intangibles of $910,000 and write-down of goodwill of $10.9 million. The operating loss from discontinued operations for the year ended December 31, 2002 includes depreciation of $1.2 million, amortization of intangibles of $592,000 and a gain on early retirement of debt of $350,000.
      The write-down of goodwill relates to the Company’s acquisition of MCK in September 2003. In April 2003, the Company negotiated the original agreement to purchase MCK in which the MCK stockholders would be entitled to receive approximately 20.0 million shares of Common Stock which was valued at $13.0 million, based on the volume weighted average closing price per share of Common Stock as reported on The Nasdaq SmallCap Market for the 20 trading day period beginning March 19, 2003 and ending April 15, 2003. As part of the original agreement, the Company was to receive $7.5 million in cash. The terms of the agreement were amended on June 13, 2003. Under the amended terms, MCK stockholders were entitled to receive approximately 18.3 million shares of Common Stock and the cash MCK was required to have at the closing of the merger was reduced from $7.5 million to approximately $6.4 million. Although the number of shares of Common Stock to be issued in the merger was reduced by the amendment, the amendment changed the measurement date for valuing such shares. As a result of the increase in the price of Common Stock, prior to June 13, 2003, the revised valuation for the shares of Common Stock to be issued in the merger increased to $24.1 million. As a result of this increase in value, the goodwill recorded in the merger was impaired upon closing the merger. The Company completed an impairment analysis in accordance with SFAS No. 142. Based upon this analysis, the Company recorded a write-off of approximately $10.9 million during the year ended December 31, 2003.
      In November 2002, the Company negotiated the early retirement of the remaining $1.75 million plus accrued interest due on the note made by the Company on April 25, 2002, in favor of WA Telcom Products Co., Inc., in connection with the Company’s acquisition of NACT in July 2001. The Company paid $1.4 million plus accrued interest and recognized a gain on early retirement of debt of $350,000.
Critical Accounting Policies
      The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Factors that could affect the Company’s future operating results and cause actual results to vary from expectations include, but are not limited to, lower than anticipated growth from existing customers, an inability to attract new customers, an inability to successfully integrate acquisitions and technology changes, or a decline in the financial stability of the Company’s customers. Negative developments in these or other risk factors could have a material adverse affect on the Company’s financial position and results of operations. A summary of the Company’s critical accounting policies follows:

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

Inventory Obsolescence
      The Company is required to state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements based on recent historical usage and compares that with the current inventory levels. The Company has recorded changes in net realizable values in recent periods due to impact of current and future technology trends and changes in strategic direction, such as discontinuances of product lines, as well as, changes in market conditions due to changes in demand requirements. It is possible that changes in the net realizable value of inventory may continue to occur in the future due to the current market conditions.

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

Liquidity and Capital Resources

Summary
      Liquidity is the measurement of the Company’s ability to have adequate cash or access to cash at all times in order to meet financial obligations when due, as well as to fund corporate expansion and other activities. Historically, the Company has met its liquidity requirements through a combination of cash provided by debt from third party lenders, issuances of debt and equity securities, purchases of other businesses and the sale of discontinued businesses and acquisitions.
      At December 31, 2004, the Company had a positive working capital position (excess of current assets over current liabilities) of $7.6 million compared to a positive working capital position of $12.7 million at December 31, 2003. The Company’s cash and cash equivalents totaled $4.2 million at December 31, 2004, and $7.7 million at December 31, 2003. Total long-term debt, net of discount, was $2.7 million at December 31, 2004 and $6.6 million at December 31, 2003. At December 31, 2004 and 2003, the Company had no borrowings under its credit facility with Silicon Valley Bank. The Company’s borrowing availability under its credit facility at December 31, 2004 was $5.0 million. (This amount is adjusted for the effect of the disposals of the NACT and MCK businesses on the Company’s borrowing availability.) The Company has an outstanding stand-by letter of credit in the amount of $1.7 million at December 31, 2004 which would reduce borrowing capacity under the credit facility.
      On February 12, 2003, the Company acquired substantially all the business assets and assumed certain related liabilities of Clarent Corporation for $9.8 million in notes. At the closing of the acquisition, the Company issued three promissory notes to Clarent Corporation: a $5.0 million secured note due February 13, 2004, which has been paid in full; a $1.8 million non-interest bearing unsecured, which has been paid in full; and a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum, discounted at 7.5% per annum. The assets the Company purchased from Clarent Corporation secure the secured note.

Cash Flow
      Cash used in the Company’s continuing operations in the year ended December 31, 2004 totaled approximately $16.8 million compared with cash used by continuing operations of $1.6 million for 2003. The Company’s use of cash in continuing operations during 2004 resulted primarily from cash used for changes in current operating assets and liabilities of approximately $2.9 million and cash used by continuing operations of $13.9 million (net loss from continuing operations of $18.8 million reduced by non-cash charges totaling $4.9 million, including depreciation and amortization of $3.7 million, provision for doubtful accounts of $494,000 and stock-related reorganization costs of $570,000). The cash provided by the Company’s continuing operations during 2003 resulted primarily from cash used by changes in current operating assets and liabilities of approximately $1.0 million and cash used by continuing operations of $599,000 (net loss from continuing operations of $4.2 million reduced by non-cash charges totaling $3.8 million, including depreciation and amortization of $3.7 million and provision for doubtful accounts of $86,000).
      Cash provided by the Company’s discontinued operations from operating activities for the year ended December 31, 2004, totaled $1.4 million compared with cash provided by discontinued operations of $190,000 for 2003.
      Cash provided by investing activities for continuing operations totaled approximately $269,000 in the year ended December 31, 2004, compared to cash used in investing activities for continuing operations of $1.6 million in the same period of 2003. During the years ended December 31, 2004 and 2003, restricted cash decreased by $2.3 million and $88,000, respectively. The Company spent $2.0 million and $801,000 on capital expenditures in the year ended December 31, 2004 and 2003, respectively. In 2003, the Company spent $906,000 related to the acquisition of substantially all of the operating assets of Clarent Corporation.
      Cash used in investing activities for discontinued operations totaled approximately $4.6 million in the year ended December 31, 2004, compared to cash provided by investing activities for discontinued operations of $8.1 million in the same period of 2003. The Company spent $321,000 and $680,000 on capital expenditures in the year ended December 31, 2004 and 2003, respectively. The Company also invested $533,000 on purchased software development costs in the year ended December 31, 2003. During 2003, the Company received $9.3 million in cash related to the acquisition of MCK.
      Cash provided by financing activities for continuing operations totaled approximately $16.3 million in the year ended December 31, 2004, compared to $1.3 million for 2003. Net proceeds from a private placement of $16.5 million and proceeds from the issuance of the Common Stock related to the exercise of options of $175,000 were offset by a payment of $350,000 on the notes payable in 2004 for the purchase of substantially all of the operating assets of Clarent Corporation. The Company received $1.8 million in payments of notes receivable from shareholders, received proceeds from the issuance of Common Stock related to the exercise of stock options of $2.0 million and proceeds from the issuance of Common Stock related to the exercise of warrants of $4.8 million and paid $800,000 on the Company’s credit facility and $6.5 million on the notes payable for the purchase of substantially all of the operating assets of Clarent Corporation in 2003.
Contractual Obligations and Commercial Commitments
      The following summarizes the Company’s future contractual obligations at December 31, 2004 (in thousands):

	Payments Due By Period

		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Line of credit	$—	$—	$—	$—	$—
Additional payments for the acquisition of Encore Group	519	290	229	—	—
Notes payable	3,000	—		3,000
Convertible subordinated debentures	4,500	4,500	—	—	—
Operating leases:
Continuing operations	8,283	2,076	3,174	2,912	121
Discontinued operations	5,350	1,787	2,752	778	33

Total contractual cash obligations	$21,652	$8,653	$6,155	$6,690	$154

      Note, this table excludes interest expense and sublease rentals and assumes that leases are not renewed
      The Company remains a guarantor on a lease through December 2009 used in the operations of the NACT business, which the Company sold in January 2005. The total commitment related to this lease is approximately $3.0 million.
      The Company has two outstanding stand-by letters of credit totaling $1.7 million at December 31, 2004.
Sources of Cash
      For 2005, the Company expects that its primary sources of cash will be from issuances of equity or debt securities, cash on hand, borrowings under its credit facility with Silicon Valley Bank and other sources. In February 2005, the Company issued in a private placement $13.5 million of senior unsecured convertible debentures due February 2009, Series A warrants exercisable for 10.8 million shares of Common Stock and Series B warrants exercisable for 10.0 million shares of Common Stock. Interest accrues on the senior unsecured convertible debentures at 6% per annum and is payable on a quarterly basis beginning April 2005 and principal is payable on a quarterly basis beginning August 2006. The Company received approximately $10.9 million, net of expenses and net of $1.6 million in restricted cash. The Company expects that its current operations will not generate positive income from continuing operations before interest, taxes, depreciation, amortization of intangibles and amortization of deferred compensation for the next year as the Company continues to invest in sales and marketing and research and development costs. However, the Company believes that it will have sufficient liquidity from its cash on-hand, the cash raised in the private placement and its unused credit facility to meet its current financial obligations during 2005.

      The credit facility with Silicon Valley Bank, however, is subject to certain financial covenants (including a minimum excess availability covenant) and limitations on the Company’s ability to access funds under the credit facility. In March 2005, the Company and Silicon Valley Bank further amended the credit facility to add a tangible net worth covenant. If the Company is in violation of the credit facility, or does not have sufficient eligible accounts receivable and inventory to support the level of borrowings it may need, then the Company may be unable to draw on the credit facility to the extent necessary. To the extent the Company does not have borrowing availability under the credit facility, the Company may be required to obtain additional sources of capital, sell assets, obtain an amendment to the credit facility or otherwise restructure its outstanding indebtedness. Additional borrowings other than pursuant to the credit facility must be approved by Silicon Valley Bank. If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the credit facility or otherwise restructure its outstanding indebtedness, then the Company may not be able to meet its obligations.
      The Company’s short-term cash needs are for working capital, including cash operating losses, capital expenditures, payments on the convertible subordinated debentures due November 2005 totaling $4.5 million, interest payments on the 6% senior unsecured convertible debentures and payments related to discontinued operations. At December 31, 2004, liabilities of discontinued operations included $2.4 million in lease payments related to discontinued operations. The Company expects to pay out approximately $622,000 related to lease payments, net of sublease rentals for discontinued operations, in the next twelve months.
      The Company’s long-term cash needs are related to the costs of growing its current business as well as prospective businesses to be acquired, including capital expenditures and working capital. In addition, the Company will begin payment of the senior unsecured convertible debentures in August 2006 and the secured note payable made by the Company in connection with the acquisition of substantially all of the operating assets of Clarent Corporation in February 2008. The Company expects to meet these cash needs through cash from operations, if any, cash on hand, borrowings under the credit facility or other debt facilities, if available, as well as through possible issuances of equity or debt securities. If sufficient borrowing capacity under a working capital line of credit is unavailable (or if the Company is unable to restructure its existing credit facility in the event that the Company requires additional borrowing capacity), or if the Company is otherwise unable to obtain additional capital or sell assets, then the Company may not be able to meet its obligations and growth plans.
Risk Factors

The price of the Common Stock has been volatile.
      The stock market in general, and the market for technology companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2002 to September 12, 2002, the per share closing price of the Common Stock on The Nasdaq National Market fluctuated from a high of $1.79 to a low of $0.26. From September 13, 2002 to March 23, 2005, the per share closing price of the Common Stock on The Nasdaq SmallCap Market fluctuated from a high of $5.07 to a low of $0.26. The Company believes that the volatility of the price of the Common Stock does not solely relate to the Company’s performance and is broadly consistent with volatility experienced in the Company’s industry. Fluctuations may result from, among other reasons, responses to operating results, announcements by competitors, regulatory changes, economic changes, market valuation of technology firms and general market conditions.
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
      The Company’s business strategy calls for growth internally as well as through acquisitions. The Company has invested substantial funds in its sales and marketing efforts in order to grow revenues. This strategy to increase sales and marketing resources, as well as other strategies for growth internally which the Company may implement now or in the future, will require funding for additional personnel, capital expenditures, working capital and other expenses. Financing may not be available to the Company on favorable terms or at all. If adequate funds are not available on acceptable terms, then the Company may not be able to meet its business objectives for expansion, which, in turn, could harm the Company’s business, results of operations and financial condition. In addition, if the Company raises additional funds through the issuance of equity or convertible debt securities, then the percentage ownership of the Company’s shareholders will be reduced, and any new securities could have rights, preferences and privileges senior to those of the Common Stock. Furthermore, if the Company raises capital or acquires businesses by incurring indebtedness, then the Company will become subject to the risks associated with indebtedness, including interest rate fluctuations and any financial or other covenants that the Company’s lender may require. Moreover, if the Company’s strategy to invest in its sales and marketing efforts in order to grow revenues does not produce the desired result, then the Company will have incurred significant expenses for which it may or may not have obtained adequate funding to cover.

The Company has a history of losses and may not be profitable in the future.
      The Company has a history of net losses, including net losses of $38.8 million for the 2004 fiscal year, $18.3 million for the 2003 fiscal year, $2.7 million for the 2002 fiscal year and $147.6 million for the 2001 fiscal year. As of December 31, 2004, the Company had an accumulated deficit of $311.9 million. Further, developing the Company’s business strategy and expanding the Company’s services will require significant additional capital and other expenditures. Accordingly, if the Company is not able to increase its revenue, then it may never generate sufficient revenues to achieve or sustain profitability.

The Common Stock may be delisted from The Nasdaq SmallCap Market.
      The Common Stock is currently quoted on The Nasdaq SmallCap Market. The Company must satisfy certain minimum listing maintenance requirements to maintain such quotation, including a series of financial tests relating to shareholders equity or net income or market value, public float, number of market makers and shareholders, market capitalization, and maintaining a minimum bid price of $1.00 per share for the Common Stock.
      On November 11, 2004, The Nasdaq Stock Market notified the Company that for the last 30 consecutive business days the bid price for the Common Stock had closed below the minimum $1.00 per share requirement for continued inclusion of the Common Stock on The Nasdaq SmallCap Market as required by Marketplace Rule 4310(c)(4) (the “Rule”). In accordance with Marketplace Rule 4310(c)(8)(D), the Company has 180 calendar days, or until May 10, 2005, to regain compliance with the Rule. The Company may regain compliance with the Rule if the bid price of the Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days at anytime before May 10, 2005. If compliance with the Rule cannot be demonstrated by May 10, 2005 and, except for the bid price requirement, the Company meets The Nasdaq SmallCap initial listing criteria set forth in Marketplace Rule 4310(c), then the Company will have an additional 180 calendar day compliance period in which to demonstrate compliance with the Rule. The Company believes that it currently meets all of the initial listing requirements for The Nasdaq SmallCap Market, except for the bid price requirement. If the Company does not regain compliance with the Rule prior to May 10, 2005 and is not eligible for the additional compliance period, then The Nasdaq Stock Market will notify the Company that the Common Stock will be delisted.
      If the Common Stock is delisted from The Nasdaq SmallCap Market, then the Common Stock may trade on the Over-the-Counter-Bulletin Board, which is viewed by most investors as a less desirable and less liquid market place. Delisting from The Nasdaq SmallCap Market could make trading the Common Stock more difficult for the Company’s investors, leading to declines in share price. Delisting of the Common Stock would also make it more difficult and expensive for the Company to raise additional capital. Furthermore, delisting of the Common Stock is an event of default under the Company’s credit facility with the Company’s primary lender, the Company’s outstanding 7.5% convertible debentures, 6% senior unsecured convertible debentures and, through certain cross default provisions, the Loan and Security Agreement the Company entered into with Clarent Corporation in connection with the Company’s acquisition of substantially all of the business assets, and certain related liabilities, of Clarent Corporation on February 12, 2003.

The Company’s growth could be limited if it is unable to attract and retain qualified personnel.
      The Company believes that its success depends largely on its ability to attract and retain highly skilled and qualified technical, managerial and marketing personnel. Competition for highly skilled engineering, sales, marketing and support personnel is intense because there are a limited number of people available with the necessary technical skills and an understanding of the markets which the Company serves. Workforce reductions by the Company during 2002, 2003 and 2004 may adversely affect the Company’s ability to retain its current employees and recruit new employees. The inability to hire or retain qualified personnel could hinder the Company’s ability to implement its business strategy and harm its business.

The Company is exposed to the general condition of the telecommunications market.
      The Company’s business is subject to global economic conditions and, in particular, to market conditions in the telecommunications industry. The Company’s operations could be adversely affected if capital spending from telecommunications service providers does not grow or were to decline. If global economic conditions worsen, or if the prolonged slowdown in the telecommunications industry continues, then the Company may experience adverse operating results.

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
      While the Company believes there is a significant growth opportunity in providing converged communications solutions to its customers, there is no assurance that this technology will be widely accepted or that a viable market for the Company’s products will fully develop or be sustainable. If this market does not develop, or develops more slowly than expected, then the Company may not be able to sell its products in significant volume, or at all. Due to the intense competition in this market and the recent introduction of this technology, there is no assurance that the Company will succeed in this evolving marketplace.

Intellectual property infringement claims against the Company, even without merit, could require the Company to enter into costly licenses or deprive the Company of the technology it needs.
      The Company’s industry is technology intensive. As the number of competitors in the Company’s target markets increases and the functionality of the products produced by such competitors further overlaps, third parties may claim that the technology the Company develops or licenses infringes their proprietary rights. As an example, in February 2003, the Company purchased from Clarent Corporation certain assets and technology, including a certain product which contained a component that was alleged by a third party to infringe upon the third party’s patent. Any claims against the Company or any of its subsidiaries may affect the Company’s business, results of operations and financial condition. Any infringement claims, even those without merit, could require the Company to pay damages or settlement amounts or could require the Company to develop non-infringing technology or enter into costly royalty or licensing agreements to avoid service implementation delays. Any litigation or potential litigation could result in product delays, increased costs or both. In addition, the cost of litigation and the resulting distraction of the Company’s management resources could have a material adverse effect on the Company’s results of operations and financial condition. If successful, a claim of product infringement could deprive the Company of the technology it needs altogether.

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
      The Company has pending several patent applications related to its VoIP products. There can be no assurance that these patents will be issued. Even if these patents are issued, the limited legal protection afforded by patent, trademark, trade secret and copyright laws may not be sufficient to protect the Company’s proprietary rights to the intellectual property covered by these patents.
      Furthermore, the laws of many foreign countries in which the Company does business do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. In addition, it is necessary to file for patent protection in foreign countries in order to obtain legal protection of technology in those countries. Although the Company has implemented and will continue to implement protective measures in other countries, these efforts may not be successful or may be cost prohibitive. Additionally, even if the Company’s domestic and international efforts are successful, the Company’s competitors may independently develop non-infringing technologies that are substantially similar or superior to the Company’s technologies.

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

The Company may be obligated to indemnify customers who purchase equipment from the Company against claims of patent infringement.
      In the course of the Company’s business, the Company may agree to indemnify its customers against claims made against them by third parties for patent infringement related to equipment purchased from the

Company. Any payments made in respect of these indemnification obligations could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Sales to customers based outside the United States have accounted for a significant portion of the Company’s revenues, which exposes the Company to risks inherent in international operations.
      International sales represented 43% of the Company’s revenues for the year ended December 31, 2004. Furthermore, the Company expects sales to international markets to increase as a percentage of revenues in the future. International sales are subject to a number of risks, including changes in foreign government regulations, laws, and communications standards; export license requirements; currency fluctuations, tariffs and taxes; other trade barriers; difficulty in collecting accounts receivable; longer accounts receivable collection cycles; difficulty in managing across disparate geographic areas; difficulties in hiring qualified local personnel; difficulties associated with enforcing agreements and collecting receivables through foreign legal systems; expenses associated with localizing products for foreign markets; and political and economic instability, including disruptions of cash flow and normal business operations that may result from terrorist attacks or armed conflict.
      If the relative value of the U.S. dollar in comparison to the currency of the Company’s foreign customers should increase, then the resulting effective price increase of the Company’s products to these foreign customers could result in decreased sales. In addition, to the extent that general economic downturns in particular countries or regions impact the Company’s customers, the ability of these customers to purchase the Company’s products could be adversely affected, especially for some of the more significant projects. Payment cycles for international customers can be longer than those for customers in the United States. The foreign markets for the Company’s products may develop more slowly than currently anticipated. Also, the Company’s ability to expand the sale of certain of its products internationally is limited by the necessity of obtaining regulatory approval in new countries.
      The Company anticipates that its non-Canadian, foreign sales will generally be invoiced in U.S. dollars and does not currently plan to engage in foreign currency hedging transactions. As the Company expands its international operations, however, it may allow payment in foreign currencies and exposure to losses in foreign currency transactions may increase. The Company may choose to limit any currency exposure through the purchase of forward foreign exchange contracts or other hedging strategies, which strategies, if employed, may not be successful.

The Company’s dependence on contract manufacturers and suppliers could result in product delivery delays.
      The Company currently uses contract manufacturers to manufacture a significant portion of its products. The Company’s reliance on contract manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruptions in access to, necessary manufacturing processes and reduced control over delivery schedules. If the Company’s manufacturers are unable or unwilling to continue manufacturing the Company’s products and components in required volumes, then the Company will have to identify one or more acceptable alternative manufacturers. Furthermore, the use of new manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to the Company’s specifications. Further, the introduction of new manufacturers may increase the variance in the quality of the Company’s products. In addition, the Company relies upon third-party suppliers of specialty components and intellectual property used in its products. It is possible that a component needed to complete the manufacture of the Company’s products may not be available at acceptable prices or on a timely basis, if at all. Inadequate supplies of components, or the loss of intellectual property rights, could affect the Company’s ability to deliver products to its customers. Any significant interruption in the supply of the Company’s products would result in the reduction of product sales to customers, which in turn could permanently harm the Company’s reputation in the industry.

The Company may be subject to litigation.
      The Company may be subject to claims involving how the Company conducts its business or the market for or issuance of the Common Stock or other securities. Any such claims against the Company may affect its business, results of operations and financial condition. Such claims, including those without merit, could require the Company to pay damages or settlement amounts and would require a substantial amount of time and attention from the Company’s senior management, as well as considerable legal expenses. Although the Company does not anticipate that its activities would warrant such claims, there is no assurance that such claims will not be made.

The Company derives a substantial amount of its revenues from channel distribution partners, and such revenues may decline significantly if any major partner cancels or delays a purchase of its products.
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
Interest Rate Risks
      The Company’s notes payable and convertible subordinated debentures at December 31, 2004, carry interest rates which are fixed. The Company’s line of credit with Silicon Valley Bank carries interest rates which vary with the prime rate. Accordingly, if the Company has any indebtedness outstanding under its line of credit with Silicon Valley Bank, then any increases in Silicon Valley Bank’s prime rate will reduce the Company’s earnings. At December 31, 2004, the Company did not have any indebtedness outstanding under its line of credit with Silicon Valley Bank.
Foreign Currency Risks
      Products sold outside of the United States of America are transacted in U.S. dollars and, therefore, the Company is not exposed to foreign currency exchange risk. Transactions with Clarent Canada and Verso Technologies (UK) Limited, an indirect, wholly owned subsidiary of the Company, present foreign currency exchange risk. The principal transactions are personnel and related costs. The intercompany balance is denominated in U.S. dollars and changes in foreign currency rates would result in foreign currency gains and losses. Using the intercompany balance at December 31, 2004, a 10% strengthening of the U.S. dollar against the Canadian dollar and the British pound would result in a foreign currency transaction loss of approximately $43,000. To date, foreign exchange gains and losses have not been significant.

Item 8.	Financial Statements and Supplementary Data
      The financial statements required to be filed with this Annual Report are filed under Item 15 hereof and are listed on the “Index to Consolidated Financial Statements and Related Reports” on page F-1 hereof.
Quarterly Financial Data (Unaudited)
      The following table presents unaudited quarterly statements of operations data for each quarter of the Company’s last two completed fiscal years. The unaudited quarterly financial statements have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this Annual Report. In the opinion of the Company’s management, the unaudited financial statements include all adjustments, consisting only of normal recurring adjustments that management considers to be necessary to fairly present this information when read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter(1)	Quarter	Year

	(In thousands, except per share amounts)
2004
Revenue	$11,099	$6,631	$6,966	$7,566	$32,262
Gross profit	5,913	2,934	3,049	3,223	15,119
General and administrative	2,836	2,983	3,284	3,289	12,392
Sales and marketing	1,956	2,409	2,583	2,480	9,428
Research and development	1,581	1,806	1,754	1,822	6,963
Operating income (loss) from continuing operations	(2,383)	(4,941)	(5,318)	(5,390)	(18,032)
Loss from continuing operations	(2,645)	(5,150)	(5,557)	(5,419)	(18,771)
Loss from discontinued operations	(1,091)	(1,130)	(1,764)	(1,243)	—
Loss on disposal of discontinued operations	—	—	—	(14,788)	(14,788)

Net loss	$(3,736)	$(6,280)	$(7,321)	$(21,450)	$(38,787)

Net loss per common share — basic and diluted:(2)
Loss from continuing operations	$(0.02)	$(0.04)	$(0.04)	$(0.04)	$(0.14)
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)	(0.04)
Loss on disposal of discontinued operations	—	—	—	(0.11)	(0.11)

Net loss per common share	$(0.03)	$(0.05)	$(0.05)	$(0.16)	$(0.29)

2003
Revenue	$7,263	$10,892	$10,767	$9,217	$38,139
Gross profit	3,972	6,841	6,553	3,805	21,171
General and administrative	2,302	2,586	2,102	2,637	9,627
Sales and marketing	1,196	1,625	1,869	1,980	6,670
Research and development	764	1,269	1,285	1,526	4,844
Operating income (loss) from continuing operations	(1,120)	766	390	(3,113)	(3,077)
Income (loss) from continuing operations	(1,464)	293	(7)	(3,037)	(4,215)
Income (loss) from discontinued operations	339	(684)	(11,600)	(2,127)	(14,072)

Net loss	$(1,125)	$(391)	$(11,607)	$(5,164)	$(18,287)

Net loss per common share — basic and diluted:(2)
Loss from continuing operations	$(0.01)	$—	$—	$(0.02)	$(0.04)
Loss from discontinued operations	—	—	(0.12)	(0.02)	(0.14)

Net loss per common share	$(0.01)	$—	$(0.12)	$(0.04)	$(0.18)

(1)	Third quarter 2003 net loss includes a write-down of goodwill totaling $10.9 million included in loss from discontinued operations.

(2)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
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
      Management’s Annual Report on Internal Control Over Financial Reporting (“Management’s Report”) appears in the F- pages of this Annual Report and is listed on the “Index to Financial Statements and Related Reports” on page F-1 hereof.
      The Attestation Report of the Registered Public Accounting Firm follows Management’s Report appears in the F- pages of this Annual Report and is listed on the “Index to Financial Statements and Related Reports” on page F-1 hereof.
      During the quarter ended December 31, 2004, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Board of Directors
      Set forth below is certain information, as of March 11, 2005, concerning each of the directors of the Company. Each of the individuals listed below shall serve as a director of the Company until the next annual meeting of the Company’s shareholders and until their successors have been elected and qualified, or until their resignation, death or removal.

Name	Age	Position

Paul R. Garcia	52	Director
Gary H. Heck	60	Director, President and Chief Operating Officer
Amy L. Newmark	47	Director
Steven A. Odom	51	Director, Chairman of the Board and Chief Executive Officer
Stephen E. Raville	57	Director
Juliet M. Reising	54	Director, Executive Vice President, Chief Financial Officer and Secretary
James A. Verbrugge	64	Director

      Certain additional information concerning the individuals named above is set forth below:
      Paul R. Garcia, age 52, has served as a director of the Company since April 2003. Mr. Garcia also currently serves as a member of the Company’s audit committee (the “Audit Committee”) and compensation committee (the “Compensation Committee”). Mr. Garcia has served as a director, President and Chief Executive Officer of Global Payments Inc. since February 2001. Mr. Garcia also currently serves as Chairman of the Board of Global Payments Inc. From June 1999 to January 2001, he served as Chief Executive Officer of NDC eCommerce. From March 1997 to September 1998, he served as President and Chief Executive Officer of Productivity Point International. From 1995 to 1997, he served as Group President of First Data Card Services.
      Gary H. Heck, age 60, has served as a director of the Company since September 2000. From February 23, 2004, to November 3, 2004, Mr. Heck also served as the Company’s President and Chief Operating Officer. Mr. Heck also served as a member of the Compensation Committee until February 24, 2004. From January 2000 to September 2000, Mr. Heck served as a director of Cereus. Mr. Heck has been a consultant since 1989, most recently serving as a Managing Partner and a co-founder of PacifiCom, a consulting services company. From 1987 until 1989, Mr. Heck was President and Chief Executive Officer of Telematics Products, Inc., a telecommunications products company. From 1983 until 1987, he held various executive positions at Pacific Telesis Corporation, one of the nation’s largest Regional Bell Operating Companies, and completed his tenure as a corporate officer of several subsidiaries of Pacific Telesis and as Chief Executive Officer of PacTel Products Corporation. From 1977 until 1983, Mr. Heck was a Division Manager and District Manager at AT&T Corporation, where he was responsible for sales and marketing programs. From 1967 until 1977, Mr. Heck held various positions at Pacific Telephone & Telegraph.
      Amy L. Newmark, age 47, has served as a director of the Company since September 2000. Ms. Newmark also currently serves as a member of the Compensation Committee. From January 2000 to September 2000, Ms. Newmark served as a director of Cereus. Ms. Newmark is a private investor in the technology, Internet and telecommunications fields. From 1995 to 1997, she served as Executive Vice President of Strategic Planning at Winstar Communications, Inc. Prior to 1995, Ms. Newmark served as the general partner of Information Age Partners, L.P., a hedge fund investing primarily in technology and emerging growth companies. Before that, Ms. Newmark was a securities analyst specializing in telecommunications and technology companies.
      Stephen E. Raville, age 57, has served as a director of the Company since October 1997. Mr. Raville also currently serves as the Chairman of the Audit Committee. Since 1996, Mr. Raville has served as Chief Executive Officer and Chairman of the Board of Telscape Communications, Inc. Mr. Raville is also President and controlling shareholder of First Southeastern Corporation., a private investment company he formed in 1992. In 1983, Mr. Raville founded TA Communications, a long-distance telephone company, and served as its President, Chief Executive Officer and Chairman of the Board. In 1985, in conjunction with a merger between TA Communications and Advanced Telecommunications Corporation, Mr. Raville became Chairman and Chief Executive Officer of Advanced Telecommunications until the merger of Advanced Telecommunications into MCI WorldCom, Inc. in late 1992. Mr. Raville also currently serves as a director of the Cleveland Group, Inc.
      Dr. James A. Verbrugge, age 64, has served as a director of the Company since November 3, 2004. Dr. Verbrugge is Emeritus Professor of Finance in the Terry College of Business at the University of Georgia. He is also the Director of the Center for Strategic Risk Management at the University of Georgia. From 1976 to 2001, he was the Chairman of the Department of Banking and Finance in the Terry College of Business, and he held the Chair of Banking from 1992-2002. He is a member of the Board of Directors of each of eResource Capital Group, Inc., Crown Crafts, Inc. and Tri-S Security Corporation, and also serves on the boards of two private companies. Dr. Verbrugge also serves as a member of Tri-S Security Corporation’s audit committee and compensation committee.
      The biographical information for Mr. Odom and Ms. Reising is set forth in Item 4.5 of Part I of this Annual Report.

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
Audit Committee and Audit Committee Financial Expert
      The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Messrs. Garcia, Raville and Verbrugge.
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
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and all persons (“Reporting Persons”) who beneficially own more than 10% of the outstanding shares of Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Reporting Persons are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely upon a review of the copies of such forms furnished to the Company for the year ended December 31, 2004, and the information provided to the Company by Reporting Persons of the Company, no Reporting Person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis.

Item 11.	Executive Compensation
Director Compensation
      The Company reimburses directors for out-of-pocket expenses incurred in attending Board or committee meetings. In addition, non-employee directors are eligible to receive grants of stock options under the Incentive Plan.
Executive Compensation
      The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by each person who served as the Chief Executive Officer of the Company during the year ended December 31, 2004, as well as for other executive officers of the Company and its subsidiaries whose salary and bonus exceeded $100,000 during the year ended December 31, 2004 (the “Named Executive Officers”).
Summary Compensation Table

					Long-Term
					Compensation

		Annual Compensation			Securities
					Underlying		All Other
Name and Principal Position	Year	Salary ($)		Bonus ($)	Options (#)(1)		Compensation

Steven A. Odom	2004	442,500		—	—		—
Chief Executive Officer	2003	435,000		—	500,000	(2)	—
	2002	443,180		—	—		—
Gary Heck	2004	224,891	(3)	—	100,000	(4)	30,000	(5)
President and Chief	2003	—		—	110,000	(4)	—
Operating Officer	2002	—		—	227,500	(4)	—
James A. Logsdon	2004	275,711	(6)	—	—		—
President and Chief	2003	261,000		—	304,621	(7)	—
Operating Officer	2002	270,000		—	—		—
Juliet M. Reising	2004	266,667		—	—		—
Executive Vice President and	2003	261,000		—	238,728	(8)	—
Chief Financial Officer	2002	258,680		—	437,500	(8)	—

(1)	The exercise prices of all options granted to the Named Executive Officers are equal to or greater than the fair market value of the Common Stock on the dates such options were granted.

(2)	The amount of 2001 bonus earned by Mr. Odom was previously reported by the Company as $225,000. Of such amount, only $168,750 was paid to Mr. Odom in cash and the remainder was paid to Mr. Odom in the form of a stock option to purchase 248,773 shares of Common Stock at an exercise price of $0.46 per share granted to Mr. Odom on January 3, 2003 and exercisable in its entirety on the date thereof. On February 12, 2003, the Company also granted to Mr. Odom an option to purchase 251,227 shares of Common Stock at an exercise price of $0.42 per share, exercisable in its entirety on the date of grant.

(3)	Mr. Heck served as President and Chief Operating Officer of the Company from February 23, 2004 to November 3, 2004. Salary earned during 2004 was compensation for such service.

(4)	The Company granted to Mr. Heck (i) on March 1, 2004 an option to purchase 100,000 shares of Common Stock at an exercise price of $1.82 per share, exercisable in its entirety on September 1, 2004, in connection with his appointment as President and Chief Operating Officer of the Company; (ii) on February 7, 2003, an option to purchase 100,000 shares of Common stock at an exercise price of $0.43 per share, exercisable in its entirety on February 7, 2004, in exchange for his services as a director of the Company; (iii) on January 3, 2003, an option to purchase 10,000 shares of Common Stock at an exercise price of $0.46 per share, exercisable in its entirety on the date of grant, in exchange for consulting services rendered to the Company by PacifiCom, a consulting firm in which Mr. Heck is a partner; (iv) on

January 7, 2002, an option to purchase 87,500 shares of Common Stock at an exercise price of $1.50 per share, exercisable in its entirety on January 7, 2003, in exchange for his services as a director; (v) on March 28, 2002, an option to purchase 25,000 shares of Common Stock at an exercise price of $1.21 per share, exercisable in its entirety on the date of grant, in exchange for his services as a director; and (vi) on December 31, 2002, an option to purchase 115,000 shares of Common Stock at an exercise price of $0.50 per share, exercisable in its entirety on the date of grant, in exchange for consulting services rendered to the Company by PacifiCom, a consulting firm in which Mr. Heck is a partner.

(5)	Represents amounts paid to PacifiCom, a consulting firm in which Mr. Heck is a partner, in connection with consulting services rendered by PacifiCom to the Company.

(6)	Represents amounts paid to Mr. Logsdon pursuant to his employment agreement with the Company while serving as the President and Chief Operating Officer of the Company, and amounts paid to him under such agreement after he ceased serving as the President and Chief Operating Officer of the Company on February 23, 2004.

(7)	The amount of 2001 bonus earned by Mr. Logsdon was previously reported by the Company as $85,000. Of such amount, only $63,750 was paid to Mr. Logsdon in cash and the remainder was paid to Mr. Logsdon in the form of a stock option to purchase 104,621 shares of Common Stock at an exercise price of $0.46 per share granted to Mr. Logsdon on January 3, 2003 and exercisable in its entirety on the date thereof. The Company also granted to Mr. Logsdon an option to purchase 200,000 shares of Common Stock at an exercise price of $0.42 per share, exercisable with respect to fifty percent (50%) of the underlying shares on the date of grant and all of the underlying shares as of February 12, 2004. Mr. Logsdon ceased serving as the President, Chief Operating Officer and a director of the Company effective February 23, 2004.

(8)	On January 3, 2003, the Company granted to Ms. Reising a stock option to purchase 38,728 shares of Common Stock at an exercise price of $0.46 per share, exercisable in its entirety on the date of grant. The Company granted this option to Ms. Reising in lieu of payments of cash salary and bonus earned by Ms. Reising in the years ended 2002 and 2001, respectively. On February 12, 2003, the Company also granted to Ms. Reising a stock option to purchase 200,000 shares of Common Stock at an exercise price of $0.42 per share, exercisable in its entirety on the date of grant. On August 2, 2002, the Company granted to Ms. Reising an option to purchase 437,500 shares of Common Stock at an exercise price of $2.14 per share, exercisable as to 291,667 of the underlying shares on the date of grant and as to the remaining 145,833 shares on March 23, 2003.

Option Grants in Last Fiscal Year
      The following table sets forth information with respect to options granted under the Incentive Plan to the Named Executive Officers for the year ended December 31, 2004.

	Individual Grants				Potential Realizable
Value at Assumed
	Number of	Percent of Total			Annual Rates of Stock
	Securities	Options			Price Appreciation for
	Underlying	Granted to			Option Term(1)
	Options	Employees in	Exercise Price	Expiration
Name	Granted	2004	(per share)	Date	5%	10%

Gary H. Heck	100,000	4%	$1.82	2/28/2014	$114,459	$290,061

(1)	Amounts represent certain assumed rates of appreciation as set forth by the rules of the SEC. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall market conditions. The amounts reflected in this table may not necessarily be achieved.

(2)	On March 1, 2004, the Company granted to Mr. Heck an option to purchase 100,000 shares of Common Stock at an exercise price of $1.82 per share, exercisable in its entirety on September 1, 2004, in connection with his appointment as President and Chief Operating Officer of the Company.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values
      The following table sets forth information concerning the value at December 31, 2004, of the unexercised options held by each of the Named Executive Officers. The value of unexercised options reflects the increase in market value of the Common Stock from the date of grant through December 31, 2004. No Named Executive Officer exercised any options during the year ended December 31, 2004.

	Number of Securities		Value of Unexercised In-
	Underlying Unexercised		The-Money Options at Fiscal
	Options at Fiscal Year-End		Year-End(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Steven A. Odom(2)	3,133,321	437,500	$150,049	$0
Gary H. Heck	700,000	0	59,400	0
James M. Logsdon(3)	1,478,474	0	93,294	0
Juliet M. Reising(4)	1,347,581	0	74,844	0

(1)	Value of the Company’s unexercised, in-the-money options based on the average of the high and low price of a share of the Common Stock as of December 31, 2004, which was $0.74.

(2)	Includes options and warrants originally issued by Cereus prior to September 29, 2000, which were converted into options or warrants to acquire an aggregate of 2,345,821 shares of Common Stock, of which options or warrants to acquire an aggregate of 1,908,321 shares of Common Stock were exercisable at December 31, 2004, and options or warrants to acquire an aggregate of 437,500 shares of Common Stock were unexercisable at December 31, 2004.

(3)	Includes options and warrants originally issued by Cereus prior to September 29, 2000 which were converted into options or warrants to acquire 1,058,853 shares of Common Stock.

(4)	Includes options and warrants originally issued by Cereus prior to September 29, 2000, which were converted into options or warrants to acquire an aggregate of 621,353 shares of Common Stock.
Employment Agreements
      On September 29, 2000, the Company entered into an Executive Employment Agreement with Mr. Odom, pursuant to which Mr. Odom has agreed to serve as the Chief Executive Officer of the Company for a term of three years. The agreement provides for: (i) a term which will be automatically renewed for an additional one-year term unless either party gives notice to the other of its intention not to so renew at least 90 days prior to the termination of the then-current term; (ii) the payment of a specified base salary and an annual bonus in the discretion of the Board; (iii) a prohibition against Mr. Odom’s disclosure of confidential information for a period of two years following termination; and (iv) continuation of Mr. Odom’s salary and the benefits for the 24 months following his termination by the Company without cause or by him for “good reason.” Effective January 16, 2001, Mr. Odom’s base salary under the agreement was increased to $450,000. Effective November 1, 2002, Mr. Odom’s base salary under the agreement was reduced to $405,000 until May 1, 2003, when his base salary under the agreement returned to $450,000. Effective November 1, 2004, Mr. Odom agreed voluntarily to reduce his base salary to $405,000 per year.
      On September 29, 2000, the Company entered into an Executive Employment Agreement with Ms. Reising, pursuant to which Ms. Reising has agreed to serve as the Executive Vice President and Chief Financial Officer of the Company for a term of three years for a base salary at an annual rate per year of $175,000 through and including March 23, 2001, and at an annual rate per year of $200,000 thereafter. The agreement provides for: (i) a term which will be automatically renewed for an additional one-year term unless either party gives notice to the other of its intention not to so renew at least 90 days prior to the termination of the then-current term; (ii) the payment of a specified base salary and an annual bonus in the discretion of the Board; (iii) a prohibition against Ms. Reising’s disclosure of confidential information for a period of two years following termination; and (iv) continuation of Ms. Reising’s salary and the benefits for the 24 months following her termination by the Company without cause or by her for “good reason.” Effective January 1, 2001, and March 1, 2002, Ms. Reising’s base salary under the agreement was increased to $225,000 and

$270,000, respectively. Effective November 1, 2002, Ms. Reising’s base salary under the agreement was reduced to $243,000 until May 1, 2003, when her base salary under the agreement returned to $270,000. Effective November 1, 2004, Ms. Reising agreed voluntarily to reduce her base salary to $250,000 per year.
      On November 3, 2004, the Company hired Mr. Jaffe to serve as the Company’s President and Chief Operating Officer. In exchange for serving as the Company’s President and Chief Operating Officer, the Company agreed to pay Mr. Jaffe base salary at a rate of $250,000 per year through December 31, 2004; provided, however, that after such date his base salary may increase to up to $350,000 per year if the Company achieves certain benchmarks. If certain of the benchmarks are achieved, then the Company shall pay Mr. Jaffe an achievement bonus of $100,000. In the discretion of the Board, Mr. Jaffe may be awarded annual bonuses on terms no less favorable than those awarded to other executive officers of the Company. The Company agreed to provide Mr. Jaffe with corporate housing through June 30, 2005, and agreed to reimburse Mr. Jaffe up to $20,000 for costs and expenses incurred by him in connection with his relocation to Atlanta, Georgia. Mr. Jaffe shall also receive such other benefits as other executives of the Company receive. If Mr. Jaffe’s employment with the Company is terminated by the Company (i) without cause after May 2, 2005, then Mr. Jaffe shall continue to receive the base salary then in effect and other benefits for a period of one year after such termination; and (ii) in connection with a change of control of the Company, then Mr. Jaffe shall receive the base salary then in effect and other benefits for a period of at least one year, and up to two years, after such termination, depending upon the stock price of Common Stock upon such termination. Mr. Jaffe’s salary is currently $300,000 per year.
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
Compensation Committee Interlocks and Insider Participation
      From January 1, 2004 through February 23, 2004, the Compensation Committee of the Board was comprised of non-employee directors Ms. Newmark and Mr. Heck. From February 24, 2004 through December 31, 2004, the Compensation Committee was comprised of non-employee directors Ms. Newmark and Mr. Garcia. Mr. Heck was selected as President and Chief Operating Officer of the Company effective February 23, 2004 and, as a result, ceased serving as a member of the Compensation Committee on February 24, 2004. Mr. Garcia was appointed as a member of the Compensation Committee on February 24, 2004.
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
Equity Compensation Plan Information
      The following table sets forth information regarding equity compensation plans under which the Common Stock is authorized for issuance as of December 31, 2004.

	Number of Securities to be		Weighted Average		Number of Securities
	Issued Upon Exercise of		Exercise Price of		Remaining Available
	Outstanding		Outstanding		for Future Issuance
	Options, Warrants		Options, Warrants		Under Equity
Plan Category	and Rights		and Rights		Compensation Plans

Equity compensation plans approved by security holders:(1)	11,395,240		$1.84		3,791,482
Equity compensation plans not approved by security holders:	1,667,172	(2)(3)	$1.62	(2)(3)	0

Total	13,062,412		$1.82		3,791,482

(1)	Represents options granted pursuant to the Incentive Plan.

(2)	Does not include (i) options to purchase 757,265 shares of Common Stock with a weighted average exercise price of $1.56 per share, which were originally granted as options to purchase shares of TeleMate.Net’s common stock pursuant to the TeleMate Stock Incentive Plan and the TeleMate.Net Software, Inc. 1999 Stock Incentive Plan and which were assumed by the Company in connection with the Company’s acquisition of TeleMate.Net; and (ii) options and warrants to purchase 5,080,244 shares of Common Stock with a weighted average exercise price of $2.52 per share, which were originally granted as options and warrants to purchase shares of Cereus’ common stock pursuant to the Cereus’ Outside Director Warrant Plan, Directors’ Warrant Plan and 1997 Stock Option Plan and which were assumed by the Company in connection with the Company’s acquisition of Cereus. The Company has not made, and will not make, any grants under the stock option or warrant plans of TeleMate.Net or Cereus.

(3)	Includes options and warrants to purchase Common Stock granted under plans not approved by the Company’s shareholders. The material features of such plans are set forth below.

(a) On November 3, 2004, the Company issued to Mr. Jaffe in connection with his appointment as President and Chief Operating Officer of the Company a ten-year option to purchase 500,000 shares of the Common Stock at an exercise price of $0.53 per share; (ii) a ten-year option to purchase 250,000 shares of Common Stock at an exercise price of $0.75 per share; and (iii) a ten-year option to purchase 250,000 shares of Common Stock at an exercise price of $1.25 per share. Each option vests with respect to twenty-five percent (25%) of the underlying shares on each of November 3, 2005, November 3, 2006, November 3, 2007 and November 3, 2008; provided, however that each option vests in its entirety upon a change of control of the Company.

(b) On November 19, 2004, the Company issued to Mr. Bannerman in connection with his appointment as Senior Vice President, Strategic Initiatives of the Company a ten-year option to purchase 250,000 shares of Common Stock at an exercise price of $0.69 per share exercisable with respect to twenty-five percent (25%) of the underling shares on each of November 19, 2005, November 19, 2006, November 19, 2007 and November 19, 2008.

(c) On January 30, 2001, the Company issued a warrant to purchase 83,334 shares of Common Stock to PNC Bank, National Association, a former lender to the Company (“PNC”), in consideration of PNC consenting to certain transactions engaged in by the Company. The warrant is exercisable until January 30, 2006, at an exercise price of $1.50 per share. The number of shares of Common Stock underlying the warrant and the exercise price thereof are subject to adjustment as set forth in the warrant.

(d) On September 1, 2000, the Company issued a warrant to purchase 12,532 shares of Common Stock to PNC in consideration of PNC consenting to certain transactions engaged in by the Company. The warrant is exercisable until September 1, 2005, at an exercise price of $0.01 per share. The number of shares of Common Stock underlying the warrant and the exercise price thereof are subject to adjustment as set forth in the warrant.

(e) On October 16, 2001, the Company issued a warrant to purchase 25,000 shares of Common Stock to PNC in consideration of PNC consenting to certain transactions engaged in by the Company. The warrant is exercisable until October 16, 2006, at an exercise price of $0.01 per share. The number of shares of Common Stock underlying the warrant and the exercise price thereof are subject to adjustment as set forth in the warrant.

(f) On February 8, 2000, the Company issued warrants to purchase an aggregate of 37,364 shares of Common Stock to Burnham Securities, Inc. and three of its affiliates as compensation for services rendered by Burnham Securities, Inc. in connection with a private placement of securities conducted by the Company in February 2000. The warrants are exercisable until February 8, 2005, with an exercise price of $3.09 with respect to 5,336 shares underlying such warrants and $5.62 with respect to the remaining 32,028 shares underlying such warrants. The number of shares of Common Stock underlying the warrants and the exercise prices thereof are subject to adjustment as set forth in the warrants.

(g) On February 18, 2000, the Company issued a warrant to purchase 8,942 shares of Common Stock to a broker dealer as compensation for services rendered by such broker dealer in connection with a private placement of securities conducted by the Company in August 2000. The warrant is exercisable until August 2005, with an exercise price of $1.82 per share.

(h) On October 31, 1996, the Company issued warrants to purchase an aggregate of 150,000 shares of Common Stock to three individuals as compensation for consulting services rendered by such individuals to the Company. The warrants are exercisable until October 30, 2006, at an exercise price of $6.00 per share.

(i) On September 19, 1997, the Company issued warrants to purchase an aggregate of 100,000 shares of Common Stock to two individuals as compensation for consulting services rendered by such individuals to the Company. The warrants are exercisable until October 30, 2006, at an exercise price of $5.25 per share.

Beneficial Ownership
      The following table sets forth information regarding the beneficial ownership of Common Stock as of March 18, 2005, by (i) each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director; (iii) each Named Executive Officer; and (iv) all executive officers and directors of the Company as a group. All beneficial ownership information reported below is based upon publicly available information and certain additional information known to the Company.

	Common Stock Beneficially
	Owned(1)

	Number of
	Shares of	Percentage
Name of Beneficial Owner	Common Stock	of Class(2)

Barclays Global Investors, NA(3)	9,693,915	7.3%
Steven A. Odom‡ †(4)	3,905,921	2.9
James M. Logsdon(5)	1,520,888	1.1
Juliet M. Reising‡ †(6)	1,490,663	*
Stephen E. Raville†(7)	652,500	*
Gary H. Heck †(8)	474,375	*
Paul R. Garcia†(9)	472,000	*
Amy L. Newmark†(10)	452,500	*
James A. Verbrugge†(11)	50,000	*
Lewis Jaffe‡	28,500	*
Montgomery L. Bannerman‡	0	0
All executive officers and directors as a group (9 persons)(12)	7,526,459	5.4

†	Director of the Company
‡	Officer of the Company

*	Less than 1% of the issued and outstanding shares of the Common Stock.

(1)	Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days after March 18, 2005, are treated as outstanding only when determining the amount and percentage owned by such individual or group.

(2)	In accordance with regulations of the SEC, the percentage calculations are based on 133,439,697 shares of Common Stock issued and outstanding as of March 18, 2005, plus shares of Common Stock which may be acquired within 60 days after March 18, 2005, by each individual or group listed.

(3)	On February 14, 2005, a Schedule 13G was filed jointly with the SEC by the following reporting persons: Barclays Global Investors, NA, Barclays Global Fund Advisors, Barclays Global Investors, Ltd., Barclays Global Investors Japan Trust and Banking Company Limited, Barclays Life Assurance Company Limited, Barclays Bank PLC, Barclays Capital Securities Limited, Barclays Capital Inc., Barclays Private Bank & Trust (Isle of Man) Limited, Barclays Private Bank and Trust (Jersey) Limited, Barclays Bank Trust Company Limited, Barclays Bank (Suisse) SA, Barclays Private Bank Limited, Bronco (Barclays Cayman) Limited, Palomino Limited and HYMF Limited. Each reporting person disclaims group status. The address of Barclays Global Investors, NA is 45 Fremont Street, San Francisco, California 94105.

(4)	Includes (i) 1,300 shares of Common Stock held by Mr. Odom’s wife as to which Mr. Odom may be deemed to share voting and investment power; (ii) 14,600 shares of Common Stock held by Mr. Odom’s son as to which Mr. Odom may be deemed to share voting and investment power; and (iii) 3,570,821 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days after March 18, 2005.

(5)	Includes 1,478,474 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days after March 18, 2005.

(6)	Includes (i) 143,082 shares of Common Stock held in an account owned by Ms. Reising’s husband as to which Ms. Reising may be deemed to share voting and investment power; and (ii) 1,347,581 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days after March 18, 2005.

(7)	Includes (i) 547,500 shares of Common Stock issuable pursuant to options exercisable within 60 days after March 18, 2005; and (ii) 50,000 shares of Common Stock owned by the Raville 1994 Family Limited Partnership over which Mr. Raville does not have investment or voting power and as to which Mr. Raville disclaims beneficial ownership.

(8)	Includes 437,500 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days after March 18, 2005.

(9)	Represents 362,000 shares of Common Stock issuable pursuant to options exercisable within 60 days after March 18, 2005.

(10)	Includes 312,500 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days after March 18, 2005.

(11)	Represents 50,000 shares of Common Stock issuable pursuant to options exercisable within 60 days after March 18, 2005.

(12)	Includes 6,577,902 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days after March 18, 2005.

Item 13.	Certain Relationships and Related Transactions
      Descriptions of the employment arrangements between the Company and each of Messrs. Odom, Jaffe and Logsdon and Ms. Reising are set forth in Item 11 of this Annual Report “Executive Compensation — Employment Agreements.”
      As noted above, in the second quarter of 2002, PacifiCom, a consulting firm in which Mr. Heck, a director of the Company and a member of the Compensation Committee, is a partner, provided to the Company consulting services relating to management performance. In exchange for such services, in December 2002 and January 2003, the Company issued to Mr. Heck and his partner options to purchase an aggregate of 125,000 and 15,000 shares of Common Stock, respectively, with exercise prices equal to the fair market value of the Common Stock on the date of grant. The services provided by PacifiCom had a fair market value in excess of the options granted to Mr. Heck and his partner for such services.
      Effective February 23, 2004, the Company hired Mr. Heck to serve as President and Chief Operating Officer of the Company at an annual salary of $270,000. On March 1, 2004, in connection with Mr. Heck’s employment, the Company issued to Mr. Heck an option to purchase 100,000 shares of Common Stock at an exercise price of $1.82 per share. The option was issued pursuant to the Incentive Plan and vested in its entirety on September 1, 2004. Mr. Heck resigned his positions as the President and Chief Operating Officer of the Company on November 3, 2004.
      In connection with the appointment of Mr. Jaffe as the Company’s President and Chief Operating Officer, on November 3, 2004 the Board granted to Mr. Jaffe (i) a ten-year option to purchase 500,000 shares of the Common Stock at an exercise price of $0.53 per share; (ii) a ten-year option to purchase 250,000 shares of Common Stock at an exercise price of $0.75 per share; and (iii) a ten-year option to purchase 250,000 shares of Common Stock at an exercise price of $1.25 per share. Each option vests with respect to 25% of the underlying shares on each of November 3, 2005, November 3, 2006, November 3, 2007 and November 3, 2008; provided, however that each option vests in its entirety upon a change of control of the Company.
      In connection with Mr. Bannerman’s appointment as the Company’s Senior Vice President, Strategic Initiatives, on November 19, 2004 the Company issued to Mr. Bannerman a ten-year option to purchase 250,000 shares of Common Stock at an exercise price of $0.69 per share. The option vests with respect to 25% of the underlying shares of Common Stock on each of November 19, 2005, November 19, 2006, November 19, 2007, and November 19, 2008.
      There are no material relationships between the Company and its directors or executive officers except as previously discussed herein. In the ordinary course of business and from time to time, the Company and its affiliates and subsidiaries may do business with each other.

Item 14.	Principal Accountant Fees and Services
      On June 7, 2004, the Company dismissed KPMG LLP as its principal accountants. The Company engaged Grant Thornton LLP as the Company’s new independent registered public accountants as of June 7, 2004.
Audit Fees
      Grant Thornton LLP billed $171,500 for fiscal year 2004, and KPMG LLP billed $15,000 and $284,500 for fiscal years 2004 and 2003, respectively, for professional services rendered by such firms for the audit of the Company’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by such firms in connection with statutory and regulatory filings or engagements.
Audit-Related Fees
      Grant Thornton LLP billed $211,100 for fiscal year 2004, and KPMG LLP billed $122,475 for fiscal year 2003, respectively, for Section 404 of the Sarbanes-Oxley Act of 2002, assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include consultations concerning certain financial accounting and reporting standards.
Tax Fees
      KPMG LLP billed $91,381 for fiscal year 2003 for professional services rendered by such firms for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance, tax audit defense, custom and duties and acquisitions and divestitures tax planning.
All Other Fees
      Neither Grant Thornton LLP nor KPMG LLP billed for, nor rendered professional services to the Company during, fiscal years 2004 or 2003 for any services that are not included in the above classifications.
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
      (a) Lists of certain documents filed herewith as part of this Annual Report may be found as follows:

(1) A list of the consolidated financial statements required to be filed as a part of this Annual Report is shown in the “Index to Consolidated Financial Statements and Related Reports” on page F-1.

(2) Except for Financial Statement Schedule II, “Valuation and Qualifying Accounts,” which is filed herewith, the financial statement schedules required to be filed as a part of this Annual Report are omitted from this Annual Report because the information required by such schedules is either not applicable or is included in the consolidated financial statements and notes thereto, which statements and notes are listed on the “Index to Consolidated Financial Statements and Related Reports” on page F-1 and filed herewith.

(3) A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Annual Report is shown on the “Exhibit Index” filed herewith.
      (b) Reports on Form 8-K.
      During the quarter ended December 31, 2004, the Company filed with the SEC the following Current Reports on Form 8-K:

(i) On November 4, 2004, a Current Report on Form 8-K which reported under Item 12 of such report information regarding the Company’s results of operations and financial condition for the third quarter of 2003;

(ii) On November 9, 2004, a Current Report on Form 8-K reporting under Item 5.02 thereof certain changes in management and under Item 5.03 thereof certain amendments to the Company’s Bylaws;

(iii) On November 10, 2004, a Current Report on Form 8-K reporting under Item 5.02 thereof certain changes to the Board;

(iv) On November 17, 2004, a Current Report on Form 8-K reporting under Item 1.01 thereof the Company’s execution of an amendment to the Company’s credit facility with Silicon Valley Bank and under Item 3.01 thereof correspondence the Company received from The Nasdaq Stock Market regarding the Company’s failure to comply with certain continued listing requirements; and

(v) On December 22, 2004, a current report on Form 8-K reporting under Item 1.01 thereof amendments made to the Incentive Plan and the Purchase Plan.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND RELATED REPORTS
      The following consolidated financial statements, financial statement schedule, report of registered public accounting firm and related reports regarding internal controls are included herein on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Verso Technologies, Inc.
      We have audited the accompanying balance sheet of Verso Technologies, Inc. as of December 31, 2004, and the related statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verso Technologies, Inc. as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
      Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II for the year ended December 31, 2004, is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Verso Technologies, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 4, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Atlanta, Georgia
March 4, 2005

/s/ Grant Thornton LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Verso Technologies, Inc.:
      We have audited the accompanying consolidated balance sheet of Verso Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verso Technologies, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.
      As discussed in note 2 to the consolidated financial statements, Verso Technologies, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” in 2002.

/s/ KPMG LLP
Atlanta, Georgia
February 27, 2004
except as to note 5,
which is as of March 16, 2005

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

	(In thousands,
	except share data)
ASSETS:
Current assets:
Cash and cash equivalents	$4,234	$7,654
Restricted cash	—	2,290
Accounts receivable, net of allowance for doubtful accounts of $255 and $489, respectively	3,961	4,966
Inventories	5,362	4,150
Other current assets	1,451	817
Current portion of assets held for sale	8,995	13,417

Total current assets	24,003	33,294
Property and equipment, net of accumulated depreciation and amortization of $7,047 and $5,322, respectively	3,879	4,099
Investment	729	673
Assets held for sale, net of current portion	—	19,855
Other intangibles, net of accumulated amortization of $921 and $407, respectively	2,304	2,817
Goodwill	2,514	2,514

Total assets	$33,429	$63,252

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$—	$—
Accounts payable	2,095	2,830
Accrued compensation	1,356	821
Accrued expenses	1,973	2,128
Current portion of notes payable	—	347
Current portion of liabilities of discontinued operations	1,200	1,798
Liabilities held for sale	2,353	8,825
Convertible subordinated debentures	4,254	—
Unearned revenue and customer deposits	3,157	3,808

Total current liabilities	16,388	20,557
Liabilities of discontinued operations, net of current portion	1,461	1,952
Other long-term liabilities	229	519
Notes payable, net of current portion	2,711	2,652
Convertible subordinated debentures	—	3,979

Total liabilities	20,789	29,659

Commitments and contingencies (Notes 6, 7, 10, 14, 16 and 17)
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; 780,000 shares issued and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 133,243,205 and 122,781,117 shares issued and outstanding	1,332	1,228
Additional paid-in capital	322,971	306,293
Stock payable	128	130
Accumulated deficit	(311,931)	(273,144)
Deferred compensation	(7)	(1,012)
Accumulated other comprehensive income — foreign currency translation	147	98

Total shareholders’ equity	12,640	33,593

Total liabilities and shareholders’ equity	$33,429	$63,252

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands, except share data)
Revenue:
Products	$15,527	$19,330	$1,532
Services	16,736	18,809	16,947

Total revenue	32,263	38,139	18,479
Cost of revenue:
Products:
Product costs	6,844	7,887	553
Amortization of intangibles	274	167	—

Total cost of product	7,118	8,054	553
Services	10,026	8,914	7,954

Total cost of revenue	17,144	16,968	8,507
Gross profit:
Products	8,409	11,276	979
Services	6,710	9,895	8,993

Total gross profit	15,119	21,171	9,972
Operating expenses:
General and administrative	12,392	9,627	7,250
Sales and marketing	9,428	6,670	3,262
Research and development	6,963	4,844	457
Depreciation and amortization of property and equipment	2,278	1,928	1,523
Amortization of intangibles	240	240	—
Amortization of deferred stock compensation, related to general and administrative	435	780	1,173
Reorganization costs	1,414	159	324

Total operating expenses	33,150	24,248	13,989

Operating loss from continuing operations	(18,031)	(3,077)	(4,017)

Other income (expense), net:
Other income	259	314	263
Equity in income (loss) of investment	56	73	(5)
Interest expense, net	(1,054)	(1,525)	(1,157)

Other expense, net	(739)	(1,138)	(899)

Loss from continuing operations before income taxes	(18,770)	(4,215)	(4,916)
Income tax benefit	—	—	200

Loss from continuing operations	(18,770)	(4,215)	(4,716)

Discontinued operations:
(Loss) income from discontinued operations	(5,229)	(14,072)	1,990
Loss on disposal of discontinued operations	(14,788)	—	—

Total (loss) income from discontinued operations	(20,017)	(14,072)	1,990

Net loss	$(38,787)	$(18,287)	$(2,726)

Net loss per common share — basic and diluted:
Loss from continuing operations	$(0.14)	$(0.04)	$(0.06)
Loss from discontinued operations	(0.04)	(0.14)	0.03
Loss on disposal of discontinued operations	(0.11)	—	—

Net loss per common share — basic and diluted	$(0.29)	$(0.18)	$(0.03)

Weighted average shares outstanding — basic and diluted	131,523,863	99,134,790	80,533,324

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

					Notes
	Common Stock		Additional		Receivable			Foreign
			Paid-in	Stock	from	Accumulated	Deferred	Currency
	Shares	Amount	Capital	Payable	Shareholders	Deficit	Compensation	Translation	Total

	(In thousands, except share data)
BALANCES, December 31, 2001	77,619,654	$776	$271,462	$—	$(1,620)	$(252,131)	$(3,166)	$(15)	$15,306
Comprehensive loss:
Net loss	—	—	—	—	—	(2,726)	—	—	(2,726)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(5)	(5)

Comprehensive loss									(2,731)
Amortization of deferred compensation	—	—	—	—	—	—	1,173	—	1,173
Exercise of stock options	847,082	9	9	—	—	—	—	—	18
Issuance of stock through Employee Stock Purchase Plan	290,171	3	119	—	—	—	—	—	122
Reduction of deferred compensation due to forfeitures	—	—	(196)	—	—	—	196	—	—
Accrued interest on notes receivable from shareholders	—	—	—	—	(27)	—	—	—	(27)
Issuance of compensatory options in reorganization	—	—	88	—	—	—	—	—	88
Issuance of shares and warrants in private placement, net of associated fees	9,646,302	96	2,889	—	—	—	—	—	2,985
Shares issued in litigation settlement	588,430	6	431	—	—	—	—	—	437
Shares issued in lieu of compensation	86,207	1	27	—	—	—	—	—	28
Warrants issued in connection with credit facility	—	—	211	—	—	—	—	—	211
Payment received on notes receivable from shareholders	—	—	—	—	24	—	—	—	24

BALANCES, December 31, 2002	89,077,846	$891	$275,040	$—	$(1,623)	$(254,857)	$(1,797)	$(20)	$17,634
Comprehensive loss:
Net loss	—	—	—	—	—	(18,287)	—	—	(18,287)
Foreign currency translation adjustment	—	—	—	—	—	—	—	118	118

Comprehensive loss									(18,169)
Amortization of deferred compensation	—	—	—	—	—	—	780	—	780
Exercise of stock options and warrants	14,708,688	147	6,439	—	—	—	—	—	6,586
Reduction of deferred compensation due to forfeitures	—	—	(5)	—	—	—	5	—	—
Issuance of common stock in MCK Communications, Inc. acquisition	18,278,423	183	23,947						24,130
Acceleration of compensatory options in reorganization	—	—	219	—	45	—	—	—	264
Shares issued in employee stock purchase plan	166,160	2	166	—	—	—	—	—	168
Shares issued in litigation settlement	550,000	5	259	—	—	—	—	—	264
Warrants issued in connection with credit facility	—	—	119	—	—	—	—	—	119
Stock payable for consulting services				130					130
Accrued interest on notes receivable from shareholders	—	—	—	—	(84)	—	—	—	(84)
Payment received on notes receivable from shareholders	—	—	109	—	1,662	—	—	—	1,771

BALANCES, December 31, 2003	122,781,117	$1,228	$306,293	$130	$—	$(273,144)	$(1,012)	$98	$33,593

Comprehensive loss:
Net loss	—	—	—	—	—	(38,787)	—	—	(38,787)
Foreign currency translation adjustment	—	—	—	—	—	—	—	49	49

Comprehensive loss									(38,738)
Amortization of deferred compensation	—	—	—	—	—	—	435	—	435
Exercise of stock options and warrants	404,710	3	10	—	—	—	—	—	13
Reduction of deferred compensation due to reorganization	—	—	—	—	—	—	570	—	570
Shares issued in employee stock purchase plan	177,338	2	160	—	—	—	—	—	162
Shares issued in exchange for services	49,938	1	132	(133)	—	—	—	—	—
Issuance of shares and warrants in private placement, net of associated fees	9,830,102	98	16,376	—	—	—	—	—	16,474
Stock payable for consulting services				131					131

BALANCES, December 31, 2004	133,243,205	$1,332	$322,971	$128	$—	$(311,931)	$(7)	$147	$12,640

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands, except share data)
Operating Activities:
Continuing operations:
Net loss from continuing operations	$(18,770)	$(4,215)	$(4,716)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Equity in (income) loss of investment	(56)	(73)	5
Depreciation and amortization of property and equipment	2,278	1,928	1,523
Amortization of intangibles	514	407	—
Amortization of deferred compensation	435	780	1,173
Provision for doubtful accounts	494	86	(137)
Amortization of loan fees and discount on convertible subordinated debentures	517	561	601
Reorganization costs — stock related	570	—	—
Other	119	(73)	(35)
Changes in current operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	511	(1,036)	1,524
Inventories	(1,212)	1,315	—
Other current assets	(940)	192	312
Accounts payable	(735)	938	956
Accrued compensation	535	402	(1,666)
Accrued expenses	(445)	(2,332)	(686)
Unearned revenue and customer deposits	(651)	(528)	37

Net cash used in continuing operating activities	(16,836)	(1,648)	(1,109)

Discontinued operations:
(Loss) income from discontinued operations	(20,017)	(14,072)	1,990
Estimated loss on disposal of discontinued operations	14,788	—	—
Adjustment to reconcile loss from discontinued operations to net cash provided by (used in) discontinued operating activities	6,638	14,262	(5,512)

Net cash provided by (used in) discontinued operating activities	1,409	190	(3,522)

Net cash used in operating activities	(15,427)	(1,458)	(4,631)

Investing Activities:
Continuing operations:
Net cash provided by (used in) investing activities for continuing operations —
Purchases of property and equipment	(2,021)	(801)	(113)
Decrease in restricted cash	2,290	88	—
Investment in Shanghai BeTrue Infotech Co. Ltd.	—	—	(605)
Acquisition of certain assets of Clarent Corporation, net of cash acquired	—	(906)	—

Net cash provided by (used in) investing activities for continuing operations	269	(1,619)	(718)

Discontinued operations:
Purchased software development	—	(533)	(348)
Purchases of property and equipment	(321)	(680)	(776)
Acquisition of MCK Communications, Inc., net of cash acquired	(4,263)	9,345	—

Net cash (used in) provided by investing activities for discontinued operations	(4,584)	8,132	(1,124)

Net cash (used in) provided by investing activities	(4,315)	6,513	(1,842)

Net cash (used in) provided by operating and investing activities, carried forward	(19,742)	5,055	(6,473)

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands, except share data)
Net cash provided by (used in) operating and investing activities, carried forward	$(19,742)	$5,055	$(6,473)

Financing Activities:
Continuing operations:
Net borrowings (payments) on line of credit	—	(800)	800
Payments of notes payable	(350)	(6,450)	—
Proceeds from private placement, net	16,474	—	2,985
Proceeds from issuances of common stock in connection with the exercise of options and warrants, net	175	6,754	408
Proceeds from repayments of notes receivable by shareholders	—	1,771	24

Net cash provided by financing activities for continuing operations	16,299	1,275	4,217

Discontinued operations — payments of long-term debt	—	—	(3,900)

Net cash provided by financing activities	16,299	1,275	317

Effect of exchange rate changes on cash	23	30	5

(Decrease) increase in cash and cash equivalents	(3,420)	6,360	(6,151)
Cash and cash equivalents at beginning of year	7,654	1,294	7,445

Cash and cash equivalents at end of year	$4,234	$7,654	$1,294

Supplemental disclosure of cash flow information:
Cash payments during the years for:
Interest	$387	$814	$395

Income taxes	$67	$16	$47

Non-cash investing and financing activities
Common stock consideration for acquisitions:
MCK Communications, Inc. — issuance of 18,278,423 shares of common stock	$—	$24,130	$—
Additional payments accrued for the acquisition of Encore Group	—	—	2,403
Common stock and compensatory options issued in reorganization	570	264	88
Issuance of common stock in arbitration settlement	—	264	437
Issuance of warrants in exchange for services	—	119	211
Issuance of common stock in exchange for services	133	—	28
Assets acquired and liabilities assumed in conjunction with business acquisitions:
Fair value of assets acquired, excluding cash and restricted cash	—	20,695	—
Liabilities assumed	—	8,931	—
Notes payable for acquisition of certain assets of Clarent Corporation	$—	$9,339	$—

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Business and Basis of Presentation
      Verso Technologies, Inc. and subsidiaries (the “Company”) is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s continuing operations include two separate business segments (i) the Packet-based Technologies Group, which includes the Company’s softswitching division and Netperformer divisions and the Company’s subsidiary Telemate.Net Software, Inc. (“Telemate.Net”); and (ii) the Advanced Applications Services Group, which includes the Company’s technical applications support group. The Packet-based Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Packet-based Technologies Group offers hardware-based solutions (which include software) for companies seeking to build private, packet-based voice and data networks. Additionally, the Packet-based Technologies Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices. The Advanced Applications Services Group includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Packet-based Technologies Group. The Company acquired substantially all the operating assets of Clarent Corporation (“Clarent”) in February 2003.
      In January 2005, the Company sold substantially all of the operating assets of its NACT and MCK businesses to better focus the Company’s capital and management resources on areas which the Company believes have greater potential given it’s strategy to focus on next-generation network and solutions to improve cash utilization. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company believes that the I-Master platform, which the Company entered into a definitive agreement to acquire from WSECI, Inc., formerly known as Jacksonville Technology Associates, Inc. (“WSECI”), in February 2005 after forming a strategic partnership with WSECI in the latter half of 2004, permits the Company to offer a better solution. The Company expects the acquisition to close by March 31, 2005. Further the Company disposed of its MCK business because the Company intends to focus on next-generation solutions for service providers and that the products of MCK business did not fit that profile. The operations of NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements. The Company’s discontinued operations previously included its legacy value-added reseller (“VAR”) business.
      The consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including MCK Communications, Inc., now known as Needham (Delaware) Corp. (“MCK”); Telemate.Net Software, Inc. (“Telemate.Net”); NACT Telecommunications, Inc., now known as Provo Pre-Paid (Delaware) Corp. (“NACT”); and Clarent Canada Ltd. (“Clarent Canada”). These acquisitions were all accounted for as purchases (see Note 3).
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

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Summary of Significant Accounting Policies and Practices — (Continued)

Use of Estimates
      The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
      The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as updated by Staff Accounting Bulletin No. 104 and in accordance with Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables”, Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP No. 97-2”) and SOP No. 98-9, “Software Revenue Recognition with Respect to Certain Transactions” (“SOP No. 98-9”).
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

Cash Equivalents
      The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2004 and 2003 of approximately $4.1 million and $6.5 million, respectively, consist primarily of money market investments, which are recorded at cost, which approximates market.
      The Company had no restricted cash at December 31, 2004 and $2.3 million of restricted cash at December 31, 2003. At December 31, 2003, the restricted cash is comprised of an investment pledged as

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Summary of Significant Accounting Policies and Practices — (Continued)
security for a letter of credit related to a property lease and a foreign cash account. The restriction related to the letter of credit was removed in January 2004, when the letter of credit was issued under the Company’s current credit facility and, at that time, restricted cash was reduced by $2.1 million. The foreign cash account was closed in August 2004 and the funds were transferred to the Company’s unrestricted cash account.

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

Credit, Customer and Vendor Concentrations
      The Company’s accounts receivable potentially subjects the Company to credit risk. While the Company has purchase-money-security-interests in its equipment sold on credit terms and generally prepares and files UCC financing statements with respect thereto, the Company does not seek to perfect or claim a security interest in small dollar value equipment sales and services. As of December 31, 2004, the Company’s Packet-based Technologies Group had two customers that accounted for 14% and 11%, respectively, of the Company’s gross accounts receivable. During the year ended December 31, 2004, one customer from the Company’s Advanced Application Services Group accounted for 17% of the Company’s total revenue and one customer from the Company’s Packet-based Technologies Group accounted for 14% of the Company’s total revenue.
      As of December 31, 2003, one customer of the Company’s Packet-based Technologies Group accounted for 32% of the Company’s gross accounts receivable. During the year ended December 31, 2003, one customer from the Company’s Advanced Application Services Group accounted for 17% of the Company’s total revenue.
      During the year ended December 31, 2002, two customers from the Advanced Application Services Group accounted for 36% and 11%, respectively, of the Company’s total revenue.

Inventories
      Inventories consist primarily of purchased electronic components, and are stated at the lower of cost or market. Cost is determined by using average cost.
      Inventories as of December 31, 2004 and 2003 are comprised of the following (in thousands):

	December 31,

	2004	2003

Raw materials	$3,315	$3,336
Work in process	9	78
Finished goods	2,038	736

Total inventories	$5,362	$4,150

      The inventory amounts noted above are net of allowance of $2.7 million and $3.3 million for the years ended December 31, 2004 and 2003, respectively.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Summary of Significant Accounting Policies and Practices — (Continued)

Property and Equipment
      Property and equipment, consisting principally of computer equipment, are stated at cost or, if acquired through a business acquisition, then at fair value. Depreciation is computed using the straight-line method over estimated useful lives, ranging from three to ten years. Upon retirement or disposal of furniture and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in operating income. Maintenance and repairs are charged to expense as incurred.
      Property and equipment are summarized as follows (in thousands):

	2004	2003

Computers and equipment	$5,546	$4,541
Purchased software	2,229	1,706
Furniture and fixtures	695	729
Leasehold improvements	2,456	2,445

	10,926	9,421
Less accumulated depreciation and amortization	(7,047)	(5,322)

Net property and equipment	$3,879	$4,099

      Purchased software represents the cost of purchased integration software tools and the cost of internal use software acquired in connection with business combinations. It also includes the cost of licenses to use, embed and sell software tools developed by others. These costs are being amortized ratably based on the projected revenue associated with these purchased or licensed tools and products or based on the straight-line method over three years, whichever method results in a higher level of annual amortization. Amortization expense related to purchased software amounted to approximately $404,000, $456,000 and $433,000 in 2004, 2003 and 2002, respectively. Accumulated amortization related to purchased software totaled approximately $1.5 million and $1.2 million at December 31, 2004 and 2003, respectively.

Goodwill and Other Intangibles
      Intangible assets represent the excess of cost over the fair value of net tangible assets acquired and identified other intangible assets which consist of current technology and a customer relationship. The current technology is amortized on a straight-line basis over its estimated useful life of three years. The customer relationship is amortized on a straight-line basis over its estimated useful life of ten years. Goodwill associated with acquisitions is not being amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142”).

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Summary of Significant Accounting Policies and Practices — (Continued)
      Goodwill and other intangible assets consist of the following (in thousands):

		December 31,
	Amortization
	Period in months	2004	2003

Intangibles subject to amortization:
Current technology	36 months	$821	$821
Customer relationship	120 months	2,403	2,403

Weighted average months	99 months	3,224	3,224

Accumulated amortization:
Current technology		(440)	(167)
Customer relationship		(480)	(240)

Net intangibles subject to amortization		2,304	2,817
Goodwill		2,514	2,514

Total goodwill and other intangibles		$4,818	$5,331

      There has been no change in the Company’s goodwill during the years ended December 31, 2003 and 2004.
      Estimated annual amortization expense is as follows (in thousands):

Annual
Amortization

2005	$514
2006	347
2007	240
2008	240
2009	240
Thereafter	723

$2,304

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
      Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The annual impairment test was conducted as of December 31, 2004 and no impairment was indicated.

Warranties
      The Company provides a basic limited warranty for its products for one year. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
      Warranty liability activity for the year ended December 31, 2004 and 2003 is as follows (in thousands):

	2004	2003

Balance beginning of year	$265	$—
Warranty liability from acquisitions	—	281
Provision for warranty costs	168	186
Warranty expenditures	(151)	(202)

Balance end of year	$282	$265

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

Short and long-term debt: The carrying amount of the Company’s borrowings under floating rate debt approximates its fair value. The carrying amount of the Company’s notes payable has been discounted to approximate its fair value in connection with the accounting for the acquisition of substantially all of the operating assets of Clarent. The carrying amount of convertible subordinated debentures under fixed rate debt approximates its fair value because it approximates the Company’s estimated long-term borrowing rate.
      At December 31, 2004 and 2003, the carrying amounts of all financial instruments approximate their fair values.

Stock-Based Compensation Plan
      The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Summary of Significant Accounting Policies and Practices — (Continued)
No. 25”), and related interpretations. As such, compensation expense to be recognized over the related vesting period is generally determined on the date of grant only if the current market price of the underlying stock

F-14.1

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Summary of Significant Accounting Policies and Practices — (Continued)
exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma income (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.
      The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Assumption	2004	2003	2002

Expected Term	4.00	4.00	4.00
Expected Volatility	112.00%	115.00%	110.00%
Expected Dividend Yield	0.00%	0.00%	0.00%
Risk-Free Interest Rate	3.00%	3.00%	3.00%
      If the Company had used the fair value-based method of accounting for its stock option and incentive plans and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, then the net loss and net loss per common share would have been increased to the following pro forma amounts (in thousands, except for per share amounts):

	Years Ended December 31,

	2004	2003	2002

Net loss, as reported	$(38,787)	$(18,287)	$(2,726)
Add: Stock-based compensation expense included in net loss	435	780	1,173
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,615)	(3,146)	(3,296)

Pro forma net loss	$(40,967)	$(20,653)	$(4,849)

Net loss per common share as reported	$(0.29)	$(0.18)	$(0.03)
Pro forma	(0.31)	(0.21)	(0.06)
      The loss from continuing operations and loss from continuing operations per share would have been increased to the following pro forma amounts (in thousands, except per share amount):

	Years Ended December 31,

	2004	2003	2002

Loss from continuing operations, as reported	$(18,770)	$(4,215)	$(4,716)
Add: Stock-based compensation expense included in net loss	435	780	1,173
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,615)	(3,146)	(3,296)

Pro forma net loss	$(20,950)	$(6,581)	$(6,839)

Net loss per common share as reported	(0.14)	(0.04)	(0.06)
Pro forma	(0.16)	(0.07)	(0.08)

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

Net Loss Per Share
      Basic and diluted net loss per share are computed in accordance with SFAS No. 128, “Earnings Per Share,” using the weighted average number of common shares outstanding. The diluted net loss per share for the twelve-month periods ended December 31, 2004, 2003 and 2002 does not include the effect of the common stock equivalents, calculated by the treasury stock method, as their impact would be antidilutive. Using the treasury stock method, excluded common stock equivalents are as follows:

	2004	2003	2002

Shares issuable under stock options	2,906,378	5,232,642	2,376,136
Shares issuable pursuant to warrants to purchase common stock	37,247	7,056,306	1,641,781

	2,943,625	12,288,948	4,017,917

      See Notes 9 and 10 for disclosure of all warrants to purchase common stock and shares issuable under stock options.

Comprehensive Income (Loss)
      SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. The statement requires additional disclosures in the consolidated financial statements; it does not affect the Company’s financial position or results of operations. Comprehensive loss has been included in the Consolidated Statements of Shareholders’ Equity for the three-year period ended December 31, 2004.

Segment and Geographic Information
      In accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has two reportable operating segments, the Packet-based Technologies Group and the Advanced Application Services Group. Following the acquisition of substantially all the operating assets of Clarent in February 2003, the Company began conducting research and development in Canada. International sales of the Company’s products and services continue to originate only from the United States.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS No. 95”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Summary of Significant Accounting Policies and Practices — (Continued)
income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company beginning July 1, 2005. The Company is in the process of evaluating the impact of this standard on the financial statements.
3.     Mergers and Acquisitions

MCK Communications, Inc.
      On September 26, 2003, to increase capital and to enhance the Company’s ability to provide technology that allows enterprises the ability to migrate to next-generation environments, the Company acquired all of the outstanding capital stock of MCK by means of a subsidiary merger. The fair value of the acquisition cost was approximately $25.1 million, consisting of 18,278,423 shares of the Company’s common stock with a fair value of $24.1 million and acquisition costs of approximately $1.0 million. In January 2005, the Company sold substantially all of the assets of the MCK business and the net assets and operations of MCK have been reclassified to assets held for sale and discontinued operations.
      The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition.
      In April 2003, the Company negotiated the original agreement to purchase MCK in which the MCK stockholders would be entitled to receive approximately 20.0 million shares of the Company’s common stock which was valued at $13.0 million, based on the volume weighted average closing price per share of the Company’s common stock as reported on the Nasdaq SmallCap Market for the twenty trading day period beginning March 19, 2003 and ending April 15, 2003. As part of the original agreement, the Company was to receive $7.5 million in cash. The terms of the agreement were amended on June 13, 2003. Under the amended terms, MCK stockholders were entitled to receive approximately 18.3 million shares of the Company’s common stock and the cash MCK was required to have at the closing of the merger was reduced from $7.5 million to approximately $6.4 million. Although the number of shares of the Company’s common stock to be issued in the merger was reduced by the amendment, the amendment changed the measurement date for valuing such shares. As a result of the increase in the price of the Company’s common stock prior to June 13, 2003, the revised valuation for the shares of the Company’s common stock to be issued in the merger increased to $24.1 million. As a result of this increase in value, the goodwill recorded in the merger was impaired upon closing the merger. The Company completed an impairment analysis in accordance with SFAS No. 142. Based upon this analysis, the Company recorded a write-off of goodwill of approximately $10.9 million during the quarter ended September 30, 2003, which is included in the result of discontinued operations.

Clarent Corporation
      On February 12, 2003, to enhance the Company’s position in the next-generation networking and technology market, the Company acquired substantially all the operating assets and certain related liabilities of Clarent. The purchase consideration was approximately $10.8 million, consisting of $9.3 million in discounted seller notes issued by the Company and acquisition costs of approximately $1.5 million. At the closing of the acquisition, the Company issued three promissory notes to Clarent: a $5.0 million secured note due February 13, 2004, which bore interest at 10% per annum and a $1.8 million non-interest bearing unsecured note due February 13, 2004, which was discounted at 6.25% per annum, both of which were paid in full at December 31, 2004; and a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum, discounted at 7.5% per annum. The unamortized discount totaled approximately $289,000 at December 31, 2004. The assets the Company purchased from Clarent secure the secured notes.

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

Allocation of Purchase Price
      The allocation of the costs of the acquisition of the net assets of Clarent are as follows (in thousands):

Cash	$571
Restricted cash	115
Accounts receivable	2,717
Inventories	5,465
Other current assets	613
Property and equipment	1,650
Other intangibles	821
Accounts payable	(103)
Accrued compensation	(198)
Accrued expenses	(331)
Deferred revenue	(480)

Cost of acquisition	$10,840

Pro Forma Effect of Clarent Acquisition
      The following unaudited pro forma information presents the results of continuing operations of the Company as if the acquisition of substantially all of the operating assets of Clarent had taken place on January 1, 2002 (in thousands, except per share amounts):

	2003	2002

Revenues	$39,786	$49,117
Loss from continuing operations	$(6,344)	$(3,604)
Net loss	$(20,416)	$(1,614)
Loss from continuing operations per common share — basic and diluted	$(0.06)	$(0.04)
Net loss per common share — basic and diluted	(0.21)	(0.02)
Weighted average shares outstanding — basic and diluted	99,135	80,533

4.	Unconsolidated Affiliates

Shanghai BeTrue Infotech Co., Ltd.
      On October 1, 2002, the Company acquired a 51% interest in Shanghai BeTrue Infotech Co., Ltd. (“BeTrue”). The remaining 49% interest in BeTrue is owned by Shanghai Tangsheng Investments & Development Co. Ltd (“Shanghai Tangsheng”). The joint venture provides the Company with an immediate distribution channel into the China and Asia-Pacific region for the Company’s application-based Voice over Internet Protocol gateway solutions, billing systems, value-added applications and web filtering solutions. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated. The Company determined that since BeTrue was a business, BeTrue did not fall under the scope of the Financial Accounting Standards Board Interpretation

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.     Unconsolidated Affiliates — (Continued)
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
      Summarized financial information reported by this affiliate for the years ended December 31, 2004 and 2003 and for the fourth quarter ended December 31, 2002 (in thousands) are as follows:

	Year Ended	Year Ended	Quarter Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Operating results:
Revenues	$2,713	$3,324	$725

Operating income (loss)	$93	$128	$(5)

Net income (loss)	$110	$141	$(9)

5.	Discontinued Operations
      In January 2005, the Company sold substantially all of the operating assets of its NACT and MCK businesses to better focus the Company’s capital and management resources on areas which the Company believes have greater potential given its strategy to focus on next-generation network and solutions to improve cash utilization. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company believes that the I-Master platform which the Company entered into a definitive agreement to acquire from WSECI in February 2005 after forming a strategic partnership with WSECI in the latter half of 2004, permits the Company to offer a better solution. The Company expects the acquisition to close by March 31, 2005. Further, the Company disposed of its MCK business because the Company intends to focus on next-generation solutions for service providers and the products of MCK business did not fit that profile. The operations of NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements. The Company’s discontinued operations previously included its legacy VAR business.
      The loss on the sale of the NACT business totaled $11.4 million. The loss includes a reduction in net asset values of approximately $10.9 million and a provision for anticipated closing costs of approximately $500,000. The loss on the sale of the MCK business totaled $3.4 million. The loss includes a reduction in net asset values of approximately $2.9 million and a provision for anticipated closing costs of approximately $500,000.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.     Discontinued Operations — (Continued)
      Summary operating results of the discontinued operations (in thousands) are as follows:

	For the Year Ended December 31,

	2004	2003	2002

Revenue	$18,889	$21,359	$26,542

Gross profit	8,074	10,600	16,046

Operating (loss) income	(5,229)	(14,072)	1,990
Loss on disposal of discontinued operations	(14,788)	—

(Loss) income from discontinued operations	$(20,017)	$(14,072)	$1,990

      The operating loss from discontinued operations in 2004 includes general and administrative costs of $2.9 million, sales and marketing costs of $4.0 million, research and development costs of $5.0 million, depreciation of $979,000, amortization of intangibles of $1.6 million, reorganization costs of $140,000 and other income of $27,000.
      The operating loss from discontinued operations in 2003 includes general and administrative costs of $4.7 million, sales and marketing costs of $3.0 million, research and development costs of $4.8 million, depreciation of $972,000, amortization of intangibles of $910,000, a write-down of goodwill of $10.9 million, reorganization costs of $266,000 and other income of $24,000.
      The operating income from discontinued operations in 2002 includes general and administrative costs of $3.9 million, sales and marketing costs of $3.6 million, research and development costs of $5.4 million, depreciation of $1.2 million, amortization of intangibles of $592,000, gain on early retirement of debt of $350,000 and other income of $268,000.
      The write-down of goodwill in 2003 relates to the acquisition of MCK. In April 2003, the Company negotiated the original agreement to purchase MCK in which the MCK stockholders would be entitled to receive approximately 20.0 million shares of the Company’s common stock which was valued at $13.0 million, based on the volume weighted average closing price per share of the Company’s common stock as reported on The Nasdaq SmallCap Market for the 20 trading day period beginning March 19, 2003 and ending April 15, 2003. As part of the original agreement, the Company was to receive $7.5 million in cash. The terms of the agreement were amended on June 13, 2003. Under the amended terms, MCK stockholders were entitled to receive approximately 18.3 million shares of the Company’s common stock and the cash MCK was required to have at the closing of the merger was reduced from $7.5 million to approximately $6.4 million. Although the number of shares of the Company’s common stock to be issued in the merger was reduced by the amendment, the amendment changed the measurement date for valuing such shares. As a result of the increase in the price of the Company’s common stock, prior to June 13, 2003, the revised valuation for the shares of the Company’s common stock to be issued in the merger increased to $24.1 million. As a result of this increase in value, the goodwill recorded in the merger was impaired upon closing the merger. The Company completed an impairment analysis in accordance with SFAS No. 142. Based upon this analysis, the Company recorded a write-off of approximately $10.9 million during the year ended December 31, 2003.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.     Discontinued Operations — (Continued)
      The assets and liabilities of NACT and MCK are classified as assets held for sale and the significant components (in thousands) are as follows:

	December 31,

	2004	2003

Accounts receivable, net	$3,085	$8,654
Inventory	2,901	4,577
Other current assets	419	186
Furniture and equipment, net	977	1,650
Goodwill and other intangibles	1,613	18,205

Assets held for sale	$8,995	$33,272

Accounts payable	$163	$1,588
Accrued compensation	465	743
Accrued retention bonuses	—	2,978
Unearned revenue and customer deposits	1,127	1,909
Other current liabilities	598	1,607

Liabilities held for sale	$2,353	$8,825

      Liabilities of discontinued operations (in thousands) are as follows:

	December 31,

	2004	2003

Accrued rent	$2,384	$3,163
Other current liabilities	277	587

Liabilities of discontinued operations	$2,661	$3,750

      Accrued rent relates primarily to several leases for buildings and equipment that are no longer being utilized in continuing operations. The accrual is for all remaining payments due on these leases, less estimated amounts to be paid by any sublessors. The accrual contains one lease with total payments remaining through January 31, 2010 of $2.0 million and assumes that the building will be sub-leased for approximately 57% of the total lease liability over the remaining term of the lease and one lease with total payments remaining through May 31, 2007 of $3.3 million, discounted at 6%, which has been sub-leased for approximately 67% of the total lease liability over the remaining term of the lease.
      The 2004 and 2003 activity in the liabilities of discontinued operations (in thousands) was as follows:

	2004	2003

Balance beginning of year	$3,750	$3,131
Lease payments, net of sublease receipts	(939)	(892)
Other payments	(150)	(720)

Additional lease accrual	—	201
Additional lease accrual related to MCK acquisition	—	2,030
Balance December 31, 2004	$2,661	$3,750

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.     Financing Arrangements
      In February 2003, the Company amended its original credit agreement (the “Original Credit Agreement”) with its primary lender, Silicon Valley Bank (“Silicon”) to increase the Company’s credit line with Silicon from $5.0 million to $10.0 million, subject to borrowing availability. The Company also entered into certain additional arrangements with Silicon including an export-import (“EX-IM”) facility that will provide for working capital based on the Company’s international accounts receivable and inventories related to export sales. In March 2005, the Company and Silicon renewed and further amended the credit facility in connection with the disposition of the MCK and NACT businesses (as amended, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a credit line of $7.5 million through September 30, 2005 at which time it will increase to $10.0 million subject to the Company meeting certain financial criteria. The Amended Credit Agreement expires in March 2006. The Company’s borrowings under the Amended Credit Agreement are secured by substantially all of the assets of the Company. Interest on borrowings under the Amended Credit Agreement is computed at 2.0% above Silicon’s Base Rate, with a minimum Base Rate of 4.25% (6.75% at December 31, 2004). The Amended Credit Agreement provides for up to $2.5 million in letters of credit. Advances are limited by a formula based on eligible receivables, inventories, certain cash balances, outstanding letters of credit and certain subjective limitations. Interest payments are due monthly, and the Amended Credit Agreement expires in February 2006. The Amended Credit Agreement includes a loan fee of $130,000 and .375% per annum on unused available borrowings. The loan fees will be amortized to interest expense over the term of the Amended Credit Agreement. Under the terms of the Amended Credit Agreement, the Company must maintain a minimum cash and excess availability covenant, computed monthly, and may not declare dividends or incur any additional indebtedness without the consent of Silicon, and must comply with other financial covenants, as defined in the Amended Credit Agreement. The Company was in compliance with these covenants as of December 31, 2004.
      The Company had no borrowings under the Amended Credit Agreement as of December 31, 2004. The availability under the Amended Credit Agreement at December 31, 2004 was $6.4 million, or $5.0 million excluding availability resulting from the assets of the NACT and MCK businesses, which were sold in January 2005. The Company has outstanding letters of credit in the amount of $1.7 million at December 31, 2004, which would reduce borrowing capacity under the Amended Credit Agreement.
7.     Convertible Subordinated Debentures
      In connection with the Company’s acquisition of MessageClick, Inc. in 2000 (“MessageClick”) in November 2000, certain investors of MessageClick purchased $4.5 million of the Company’s 7.5% convertible subordinated debentures and warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $7.50 per share. The debentures are convertible into the Company’s common stock at a conversion price of $2.60. The convertible subordinated debentures are due November 22, 2005. The debentures have been discounted to reflect the fair value of the warrants issued, totaling approximately $1.4 million, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility — 88%; expected life — five years; risk-free interest rate — 5.5%; and expected dividend yield — 0%. The unamortized discount totaled approximately $246,000 at December 31, 2004. In addition, the Company paid certain private placement fees and attorney’s fees in connection with the sale of the debentures totaling $50,000. The fees are being amortized to interest expense over the term of the debentures. The net value of the convertible subordinated debentures is approximately $4.3 million and $4.0 million at December 31, 2004 and 2003, respectively.
8.     Reorganization Costs
      In the first quarter of 2004, the Company terminated a senior executive. In the fourth quarter of 2004, the Company initiated certain restructuring plans to improve operational efficiencies and financial performance

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.     Reorganization Costs — (Continued)
and eliminated 20 positions held by employees. As a result of these actions, the Company recorded reorganization costs of $1.4 million during the year ended December 31, 2004, which included severance costs of $830,000 and non-cash stock compensation of $570,000.
      In the first and third quarters of 2003, the Company initiated reorganizations to accommodate the acquisition of substantially all of the operating assets of Clarent and as a part of its effort to consolidate functions and improve operational efficiencies, and the Company eliminated eight positions held by employees. As a result of these actions, the Company recorded reorganization costs of $159,000 during the year ended December 31, 2003. The reorganization costs consist of severance costs and non-cash stock compensation expense related primarily to the acceleration of vesting of options.
      In the third and fourth quarters of 2002, the Company initiated certain restructuring plans. As a part of the Company’s efforts to improve operational efficiencies and financial performance, the Company eliminated 42 positions held by employees. As a result of these actions, the Company recorded reorganization costs of $324,000 during the year ended December 31, 2002.
9.     Shareholders’ Equity

Preferred Stock
      The Company has 1,000,000 shares of authorized preferred stock, 30,000 of which were designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”). All 30,000 shares of the Series A Preferred Stock have been converted into 300,000 shares of the Company’s common stock.
      In 2001, concurrent with the acquisition of NACT, the Company issued and sold to Telemate.Net an aggregate of $15.0 million of the Company’s Series B Preferred Stock at a price of $20.00 per share. Upon the acquisition of Telemate.Net, these shares were retired. There were no outstanding shares of the Company’s preferred stock at December 31, 2004 and 2003. Currently, there are 220,000 shares of undesignated preferred stock, which are authorized but unissued.

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
      On October 17, 2002, the Company issued 9,646,302 units of the Company’s securities (“Units”), with each Unit consisting of one share of common stock and a warrant to purchase one share of common stock, at a purchase price of $0.311 per Unit, resulting in aggregate proceeds of approximately $3.0 million less issuance costs of $15,000. Each warrant entitles the holder to purchase one share of restricted common stock at an exercise price of $0.311 per share. The warrants are immediately exercisable for a five-year period and are callable at any time following the date of issuance if the closing price of the Company’s common stock equals or exceeds $1.20 for ten consecutive trading days. In 2003, the Company exercised the call feature in these warrants resulting in the Company receiving aggregate exercise proceeds of $3.0 million.

Stock Warrants
      In connection with various financing and acquisition transactions, and related services provided to the Company, the Company has issued warrants to purchase the Company’s common stock.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9.     Shareholders’ Equity — (Continued)
      During 2004, the Company issued 2,457,525 warrants in connection with the Company’s private placement on February 24, 2004, as discussed above.
      During 2003, the Company issued 350,000 warrants in connection with the Company’s Original Credit Agreement. The warrants were exercised in 2003 resulting in the Company receiving aggregate exercise proceeds of $154,000.
      During 2002, the Company issued 9,646,302 warrants in connection with the Company’s private placement on October 17, 2002, as discussed above, and 308,641 on May 15, 2002 in connection with the Company’s Original Credit Agreement. The Company exercised the call feature for the warrants related to the private placement. These warrants were exercised in 2003 resulting in the Company receiving aggregate exercise proceeds of $3.2 million.
      A summary of warrants outstanding as of December 31, 2004, is as follows:

		Weighted
	Number of	Average
	Outstanding	Exercise
Exercise Price	Warrants	Price	Expiration Date

$0.01	37,532	$0.01	September 2005 – October 2006
$1.50-$1.82	1,244,106	$1.63	August 2005 – January 2006
$2.30-$3.09	2,462,861	$2.30	February 2005 – February 2011
$3.80-$4.03	664,905	$3.86	July 2005 – November 2005
$5.25-$5.65	5,992,403	$5.61	February 2005 – October 2006
$6.00	150,000	$6.00	October 2006

Total	10,551,807	$4.25

      As of December 31, 2004, all of the warrants are vested.
      The exercise price and number of outstanding warrants for certain warrants previously issued have been adjusted according to their antidilution provisions.

10.	Stock Incentive Plan
      The Company has a stock incentive plan for employees, consultants, and other individual contributors to the Company which enables the Company to grant up to 17.5 million qualified and nonqualified incentive stock options as well as other stock-based awards (the “1999 Plan”). In 2004, the 1999 Plan was amended to increase the number of shares of the Company’s stock underlying the 1999 Plan from 15.0 million to 17.5 million. The Company adopted the 1999 Plan which aggregates the Company’s prior stock option plans, in the second quarter of 1999. The qualified options granted under the 1999 Plan must be granted at an exercise price not less than the fair market value at the date of grant. Subject to certain exceptions, the aggregate number of shares of the Company’s common stock that may be granted through awards under the 1999 Plan to any employee in any calendar year may not exceed 300,000 shares. The compensation committee of the Company’s board of directors determines the period within which options may be exercised, but no option may be exercised more than ten years from the date of grant. The compensation committee also determines the period over which the options vest. Options are generally exercisable for ten years from the grant date and generally vest over a four-year period from the date of grant.
      The 1999 Plan also provides for stock purchase authorizations and stock bonus awards. Stock bonus awards totaling 86,000 have been granted under the 1999 Plan for the year ended December 31, 2002. None

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Stock Incentive Plan — (Continued)
were awarded for 2004 and 2003. Total awards remaining available for grant under the 1999 Plan as of December 31, 2004 were 3,791,482.
      In connection with the acquisition of Telemate.Net, the Company recorded deferred compensation of approximately $131,000 for the aforementioned options granted by Telemate.Net prior to its acquisition which were exchanged for the options to purchase the Company’s common stock. The Company amortizes deferred compensation over three years, the weighted-average vesting period of the options. The Company amortized to non-cash compensation expense approximately $29,000 and $48,000 of the deferred compensation related to these option grants for the years ended December 31, 2003 and 2002, respectively. The Company reduced deferred compensation due to forfeitures relating to these options totaling approximately $5,000 and $41,000 during the years ended December 31, 2003 and 2002, respectively.
      Upon the acquisition of Cereus Technology Partners, Inc. (“Cereus”) in September 2000, the Company assumed the Cereus Technology Partners, Inc. 1997 Stock Option Plan (the “Cereus Plan”), and the options outstanding thereunder. The options outstanding under the Cereus Plan were converted at a rate of 1.75 shares of the Company’s common stock per share of Cereus’ common stock at the time of the acquisition and totaled 1,376,708. These options, at the time of acquisition, had an estimated fair value of $2.8 million using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility — 88%; expected life — five years; risk-free interest rate — 5.5%; and expected dividend yield — 0%, was included in the cost of the acquisition. The Company does not plan to issue any additional shares under the Cereus Plan.
      In connection with the acquisition of Cereus, the Company recorded deferred compensation of approximately $6.9 million for the aforementioned options granted by Cereus prior to the acquisition which were exchanged for options to purchase the Company’s common stock. The Company amortizes deferred compensation over four years, the vesting period of the options. The Company amortized to non-cash compensation expense approximately $435,000, $750,000, and $1.1 million of the deferred compensation related to these option grants for the years ended December 31, 2004, 2003 and 2002, respectively. The Company accelerated vesting and extended the exercise date on an option grant for a terminated senior executive (see Note 8). As a result, the Company recorded a non-cash charge of approximately $570,000 for the year ended December 31, 2004, representing the value of the accelerated vesting and extended exercise date. The expense is included in reorganization costs. The Company reduced deferred compensation due to forfeitures relating to these options totaling approximately $155,000 during the year ended December 31, 2002.
      Prior to the Company’s acquisition of Cereus, Cereus granted stock warrants totaling 3,680,000 in 2000 to certain employees and directors outside the Cereus Plan in addition to the warrants discussed in Note 9. These stock warrants have contractual terms of 5-10 years. The majority of these warrants have an exercise price equal to the fair market value of Cereus’ common stock at the grant date. The warrants granted in 2000 vest over various terms not to exceed seven years, beginning on the date of the grant. These warrants were assumed by the Company and converted as contemplated in the merger agreement with respect to the Company’s acquisition of Cereus to 6,440,000 warrants at the time of the Cereus acquisition. The fair value of these warrants at the time of the acquisition, estimated to be $15.5 million using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility — 88%; expected life — five years; risk-free interest rate — 5.5%; and expected dividend yield — 0%, was included in the cost of the acquisition.
      The Company accelerated vesting and extended exercise dates on options for certain terminated individuals in connection with reorganizations during 2004, 2003 and 2002 (see Note 8). As a result, the Company recorded a non-cash charge of approximately $570,000, $71,000 and $23,000 for the years ended

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Stock Incentive Plan — (Continued)
December 31, 2004, 2003 and 2002, respectively, representing the value of the accelerated vesting and extended exercise dates for certain terminated employees. The expense is included in reorganization costs.
      A summary of the status of the Company’s stock options granted to employees, and the above warrants granted by Cereus prior to its acquisition by the Company, as of December 31, 2004, December 31, 2003, and December 31, 2002 and the changes during the years ended on these dates is presented below:

	2004		2003		2002

	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares of	Average	Shares of	Average	Shares of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding at beginning of the year	14,727,764	$2.13	15,798,288	$2.13	18,029,478	$2.57
Granted	2,512,730	1.15	4,863,197	1.07	1,366,300	1.46
Exercised	404,710	0.53	3,702,017	0.55	847,082	0.34
Forfeited	624,843	1.54	2,231,704	2.52	2,750,408	5.10
Expired	—	—	—	—	—	—

Outstanding at end of year	16,210,941	2.04	14,727,764	2.13	15,798,288	2.13

Exercisable at end of year	12,201,507	2.25	10,143,506	2.29	9,901,956	2.16

Weighted-average fair value of all options granted		0.88		0.85		0.70
Weighted-average remaining contractual life of outstanding options		6.41		6.99		6.46
      The following table summarizes information about employee stock options and the above warrants granted by Cereus prior to its acquisition by the Company, outstanding at December 31, 2004:

	Options and Warrants		Options and Warrants
	Outstanding		Exercisable

	Number		Number
	Outstanding	Wgtd. Avg.	Exercisable	Wgtd. Avg.
Range of Exercise Prices	at 12/31/04	Exercise Price	at 12/31/04	Exercise Price

$0.19 to $0.50	3,253,826	$0.42	2,762,826	$0.42
$0.51 to $1.19	2,689,506	$0.81	1,129,072	$0.86
$1.20 to $1.50	748,250	$1.37	422,750	$1.46
$1.51 to $2.14	5,489,480	$2.05	4,278,730	$2.13
$2.15 to $3.05	290,690	$2.74	288,065	$2.73
$3.06 to $4.00	1,692,109	$3.48	1,290,234	$3.44
$4.01 to $5.00	1,364,005	$4.24	1,346,755	$4.24
$5.01 to $18.00	683,075	$6.77	683,075	$6.77

$0.19 to $18.00	16,210,941	$2.04	12,201,507	$2.25

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.     Income Taxes
      The components of loss from continuing operations, before income taxes were (in thousands):

	Years Ended December 31,

	2004	2003	2002

Domestic	$(13,875)	$(3,682)	$(4,916)
Foreign	(4,895)	(533)	—

	$(18,770)	$(4,215)	$(4,916)

      The significant components of income taxes for continuing operations are as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Income Taxes:
Currently Payable:
Domestic	$—	$—	$(200)
Foreign	—	—	—

	—	—	(200)
Deferred
Domestic	—	—	—
Foreign	—	—	—

	—	—	—

Income Tax Benefit	$—	$—	$(200)

      A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax was as follows:

	Years Ended December 31,

	2004	2003	2002

Statutory U.S. rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(4.0)	(3.3)	(4.0)
Non-deductible charges for intangibles	2.3	0.0	4.1
Effect of valuation allowance	35.7	48.0	8.1
Other permanent differences	0.0	(33.3)	18.0
Non-deductible compensation	0.0	0.0	0.5
Effect of expiring net operating loss	0.0	22.5	7.3
Reversal of accrued exposure no longer necessary	0.0	0.0	(4.1)

Total income tax expense (benefit)	0.0%	(0.0)%	(4.1)%

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.     Income Taxes — (Continued)
      Deferred income taxes are recognized to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$69,888	$62,912
Capital loss carryforwards	269	269
Research and development credits	1,248	1,248
Foreign research and development expenses	1,879	854
Foreign investment tax credits	1,666	307
Unearned revenue	1,121	1,376
Reserves	2,931	845
Compensation accruals	422	5
Intangible assets	597	1,962
Depreciable assets	2,792	1,122
Other	(494)
Valuation allowance	(82,319)	(70,900)

Net deferred tax asset	$—	$—

      The valuation allowance for deferred tax assets as of December 31, 2004, was approximately $82.3 million. The increase of $11.4 million in the total valuation allowance for 2004 is due to increases in above described temporary differences on which a valuation allowance was provided.
      Substantially all of the Company’s deferred tax assets are attributable to acquisitions accounted for as purchase transactions. The valuation allowances associated with these deferred assets will be credited to goodwill if and when realized. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company’s management believes it is more likely than not that the Company will not realize the benefits of the deferred tax assets, net of existing valuation allowances, as of December 31, 2004 and 2003.
      At December 31, 2004, the Company had net operating loss (“NOL”) carry-forwards of approximately $178.2 million and other business tax credits of approximately $1.2 million, a substantial portion of which are subject to certain limitations under the Internal Revenue Code Section 382. If not utilized, the NOLs will begin expiring in years 2005 through 2023. In addition the Company had foreign investment tax credits totaling approximately $583,000 which begin expiring in years 2009 through 2014.
12.     Savings and Retirement Plan
      The Company sponsors a 401(k) savings and retirement plan which is available to all eligible employees. Under the plan, the Company may make a discretionary matching contribution. Discretionary matching contributions from continuing operations were approximately $244,000, $174,000 and $113,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13.     Employee Stock Purchase Plan
      On November 16, 1999, the Company adopted the Verso Technologies, Inc. 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”), which offers employees the right to purchase shares of the

F-28.1

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13.     Employee Stock Purchase Plan — (Continued)
Company’s common stock at 85% of the market price, as defined. Under the Stock Purchase Plan, full-time or part-time employees, except persons owning 5% or more of the Company’s common stock, who have worked for the Company for at least 15 consecutive days before the beginning of the offering period are eligible to participate in the Stock Purchase Plan. Employees may elect to have withheld up to 10% of their annual salary up to a maximum of $25,000 per year to be applied to the purchase of the Company’s unissued common stock. The purchase price is generally equal to 85% of the lesser of the market price on the beginning or ending date of the offering periods under the Stock Purchase Plan. In 2004, the Stock Purchase Plan was amended to increase the amount of shares of the Company’s common stock underlying the plan from 1,000,000 to 2,000,000. Shares of the Company’s common stock issued under the Stock Purchase Plan were 177,338, 166,160 and 290,171 for the years ended December 31, 2004, 2003 and 2002, respectively.
14.     Other Commitments and Contingencies

Leases
      The Company leases office space and certain equipment under operating leases which expire at various dates through 2010 with some leases containing options for renewal. Rent expense for continuing operations under these leases was $2.2 million, $2.3 million and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      As of December 31, 2004, approximate future commitments under operating leases and future minimum rentals to be received under noncancelable subleases in excess of one year are as follows (in thousands):

		Discontinued Operations
		(See Note 5)
	Continuing
	Operations	Leases	Subleases

2005	$2,076	$1,787	$(1,165)
2006	1,727	1,787	(1,172)
2007	1,447	965	(547)
2008	1,454	385	(236)
2009	1,458	393	(241)
Thereafter	121	33	(20)

Total	$8,283	$5,350	$(3,381)

      The Company is a guarantor on a lease through December 2009 related to the operations of the NACT business, which the Company sold in January 2005. The total commitment related to this lease is approximately $3.0 million.
15.     Segment Information
      The Company reports information for two segments, the Packet-based Technologies Group and the Advanced Applications Services Group. Previously the Company reported two segments, the Carrier Solutions Group and the Enterprise Solutions Group. Following the dispositions of the NACT and MCK businesses, the Company re-evaluated its internal reporting and decision-making and segregated the activity of the Advanced Applications Services Group and combined the remaining operations of the Carrier Solutions Group and Enterprise Solutions Group into the Packet-based Technologies Group. Management evaluates the business segment performance based on contributions before unallocated items. Inter-segment sales and transfers are not significant.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15.     Segment Information — (Continued)

Packet-based Technologies Group:	The Company’s Packet-based Technologies Group consists of the operations of the Company’s softswitching division and Netperformer divisions and the Company’s subsidiary Telemate.Net. The Packet-based Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Packet-based Technologies Group offers hardware-based solutions (which include software) for companies seeking to build private, packet-based voice and data networks. Additionally, the Packet-based Technologies Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices.

Advanced Applications Services Group:	The Company’s Advanced Applications Services Group, consists of the Company’s technical applications support group which was previously included as part of the Enterprise Solutions Group, and includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Company’s Packet-based Technologies Group segment.
      Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Packet-based	Advanced
	Technologies	Application
	Group	Services Group	Total

For the Years Ended December 31, 2004
Revenue	$20,527	$11,736	$32,263
Contribution (loss) before unallocated items	(7,127)	2,800	(4,327)
Goodwill	1,061	1,453	2,514
Total assets	11,104	4,027	15,131

2003
Revenue	$25,128	$13,011	$38,139
Contribution before unallocated items	2,014	4,983	6,997
Goodwill	1,061	1,453	2,514
Total assets	11,622	4,366	15,988

2002
Revenue	$5,939	$12,540	$18,479
Contribution before unallocated items	739	4,358	5,097
Goodwill	1,061	1,453	2,514
Total assets	1,589	4,629	6,218

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15.     Segment Information — (Continued)
      The following table reconciles the contribution before unallocated items to the loss before discontinued operations (in thousands):

	Years Ended December 31,

	2004	2003	2002

(Loss) contribution before unallocated items, per above	$(4,327)	$6,997	$5,097
Corporate and administrative expenses	(8,958)	(6,967)	(6,094)
Corporate research and development	(379)	—	—
Depreciation	(2,278)	(1,928)	(1,523)
Amortization of intangibles	(240)	(240)	—
Deferred compensation	(435)	(780)	(1,173)
Reorganization costs	(1,414)	(159)	(324)
Other income	259	314	263
Equity in income (loss) of investment	56	73	(5)
Interest expense, net	(1,054)	(1,525)	(1,157)
Income taxes	—	—	200

Loss from continuing operations	$(18,770)	$(4,215)	$(4,716)

      The following table reconciles the segment total assets to the Company’s total assets:

	December 31,

	2004	2003

Total assets before unallocated items, per above	$15,131	$15,988
Corporate assets:
Cash and cash equivalents	4,234	7,654
Restricted cash	—	2,290
Other current assets	1,253	636
Assets held for sale	8,995	33,272
Property and equipment, net	3,087	2,739
Investment	729	673

	$33,429	$63,252

      Following the acquisition of substantially all the operating assets along with certain liabilities of Clarent in February 2003, the Company began conducting research and development in Canada. International sales of the Company’s products and services continue to originate only from the United States. The geographic

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15.     Segment Information — (Continued)
distribution of the Company’s revenue and contribution before unallocated items (in thousands) are as follows:

	Canada	United States	Total

For the Year Ended December 31,
2004
Revenue	$—	$32,263	$32,263
Contribution (loss) before unallocated items	(3,670)	(657)	(4,327)
Total Assets	704	32,725	33,429
For the Year Ended December 31,
2003
Revenue	$—	$38,139	$38,139
Contribution (loss) before unallocated items	(3,206)	10,203	6,997
Total Assets	1,215	62,037	63,252
16.     Litigation
      From time to time, the Company is involved in litigation with customers, vendors, suppliers and others in the ordinary course of business, and a number of such claims may exist at any given time. All such existing proceedings are not expected to have a material adverse impact on the Company’s results of operations or financial condition. In addition, the Company or its subsidiaries is a party to the proceedings discussed below.
      In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the MCK’s common stock between the date of MCK’s initial public offering and December 6, 2000. The complaint named as defendants MCK and certain of its former officers and other parties as underwriters of its initial public offering (the “MCK defendants”). The plaintiffs allege, among other things, that MCK’s prospectus, contained in the Registration Statement on Form S-1 filed with the SEC, was materially false and misleading because it failed to disclose that the investment banks which underwrote MCK’s initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of MCK’s common stock after the initial public offering. This case is one of many with substantially similar allegations known as the “Laddering Cases” filed before the Southern District of New York against a variety of unrelated issuers (the “Issuers”), directors and officers (the “Laddering Directors and Officers”) and underwriters (the “Underwriters”), and have been consolidated for pre-trial purposes before one judge to assist with administration. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. After a hearing on the motion to dismiss the Court, on February 19, 2003, denied dismissal of the claims against MCK as well as other Issuers. Although MCK believes that the claims asserted are meritless, MCK and other Issuers have negotiated a tentative settlement with the plaintiffs. The terms of the tentative settlement agreement provide, among other things, that (i) the insurers of the Issuers will deliver a surety undertaking in the amount of $1 billion payable to the plaintiffs to settle the actions against all Issuers, and the Laddering Directors and Officers; (ii) each Issuer will assign to a litigation trust, for the benefit of the plaintiffs, any claims it may have against its Underwriters in the initial public offering for excess compensation in the form of fees or commissions paid to such Underwriters by their customers for allocation of initial public offering shares; (iii) the plaintiffs will release all claims against the Issuers, and the Laddering Directors and Officers asserted or which could have been asserted in the actions

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16.     Litigation — (Continued)
arising out of the factual allegations of the amended complaints; and (iv) appropriate releases and bar orders and, if necessary, judgment reductions, will be entered to preclude the Underwriters and any non-settling defendants from recovering any amounts from the settling Issuers or the Laddering Directors and Officers by way of contribution or indemnification. Prior to the Company’s acquisition of MCK, MCK’s board of directors voted to approve the tentative settlement. On February 15, 2005, the judge presiding over the Laddering Cases granted preliminary approval of the proposed settlement, subject to the Issuers submitting a revised proposed settlement to the Court. The proposed settlement is subject to approval by the Court. No provision was recorded for this matter in the financial statements of MCK prepared prior to its acquisition by the Company because MCK believed that its portion of the proposed settlement would be paid by its insurance carrier. The Company agrees with MCK’s treatment of this matter.
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

17.	Subsequent Events

Agreement to Purchase WSECI
      On February 23, 2005, the Company entered into an asset purchase agreement with WSECI formerly known as Jacksonville Technology Associates, Inc. WSECI is a provider of an internet protocol-based, pre-paid applications platform which enables the deployment of multiple voice and next-generation services to the carrier market. Pursuant to the asset purchase agreement, the Company will acquire substantially all the operating assets of WSECI in exchange for 950,000 shares of the Company’s common stock, $50,000 in cash and certain liabilities totaling approximately $625,000, which will be paid by the Company on or prior to the closing. The acquisition will be accounted for as a purchase.
      The asset purchase agreement provides for additional contingent consideration based on sales of certain WSECI products and services during the 18 months following the acquisition. The additional contingent consideration could be a maximum of approximately $5.0 million and is payable in cash or shares of the Company’s common stock, at the election of the Company. The additional contingent consideration will be

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Subsequent Events — (Continued)
comprised of $500,000 to be earned based on specific customer transactions and the remainder based on between 2.5% and 10% of revenue related to sales of WSECI products and services during the 18 months following the acquisition. It is not possible to estimate what, if any, payment would be due as additional contingent consideration at this time. When the additional contingent consideration is determined, it will increase the amount of the purchase price allocated to other intangible assets and will be amortized over the estimated useful life of the asset.

Sale of the MCK Business
      On January 21, 2005, the Company, MCK and certain of the Company’s other indirect subsidiaries, sold substantially all of the operating assets of the Company’s MCK business to Citel Technologies and certain of its affiliates (“Citel”). Citel issued to the Company a $3.5 million secured note bearing interest at six percent, payable over three years commencing in July 2005 and has assumed certain liabilities associated with the MCK business. In connection with the sale of the MCK business, “MCK Communications, Inc.” changed its not to “Needham (Delaware) Corp.” The Company recorded a loss of $3.4 million on the the disposal of the MCK business in the fourth quarter of 2004.

Sale of the NACT Business
      On January 21, 2005, NACT sold all of its assets relating to the operation of the Company’s NACT business to NACT Acquisition, Inc (“NACT Acquisition”) a special purpose entity created by Kinderhook Industries, LLC. in conjunction with NACT management. NACT Acquisition paid $4.0 million in cash for substantially all the assets of NACT and assumed most of the liabilities of NACT. The Company recorded a loss of $11.4 million on the disposal of NACT in the fourth quarter of 2004.

Sale of Debentures
      On February 4, 2005, the Company completed a private placement of senior unsecured convertible debentures and warrants pursuant to a securities purchase agreement with certain institutional investors. The Company issued $13.5 million of senior unsecured convertible debentures, Series A warrants exercisable for 10.8 million shares of the Company’s common stock and Series B warrants exercisable for 10.0 million shares of the Company’s common stock. The senior unsecured convertible debentures bear interest at 6% and are due February 2009 and are convertible into approximately 27.0 million shares of the Company’s common stock at an initial conversion price of $0.50 per share, subject to anti-dilution adjustments and certain limitations. Interest is payable on a quarterly basis beginning April 2005 and principal is payable on a quarterly basis beginning August 2006. The Series A warrants issued in connection with the private placement are exercisable for a period of four years commencing on February 4, 2006 and at an exercise price of $0.72 per share. The Series B warrants issued in connection with the private placement are exercisable for a period of 90 days after the effective date of a registration statement covering the warrants at an exercise price of $0.78 per share. The Company received approximately $12.5 million, including $1.6 million in restricted cash, net of expenses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Verso Technologies, Inc.:
      Under date of February 27, 2004, except as to note 5 which is as of March 16, 2005, we reported on the consolidated balance sheet of Verso Technologies, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in Note 2 to the consolidated financial statements, Verso Technologies, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” in 2002.
Atlanta, Georgia
March 16, 2005

/s/ KPMG LLP

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charges to
	beginning of	costs and	Allowances		Balance at end
Description	period	expenses	acquired	Deductions	of period

Allowance for doubtful accounts:
2004	$(489,000)	$(494,000)	$—	$728,000	$(255,000)
2003	$(84,000)	$(86,000)	$(360,000)	$41,000	$(489,000)
2002	$(492,000)	$137,000	$—	$271,000	$(84,000)
Deferred tax valuation allowance:
2004	$(70,900,000)	$(11,419,000)	$—	$—	$(82,319,000)
2003	$(57,429,000)	$(13,471,000)	$—	$—	$(70,900,000)
2002	$(57,375,000)	$(54,000)	$—	$—	$(57,429,000)

Verso Technologies, Inc.
Management’s Report on Internal Control Over Financial Reporting
      The management of Verso Technologies, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
      Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.
      The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears on page F-38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Verso Technologies, Inc.

by	/s/ Steven A. Odom

Steven A. Odom
Chairman and Chief Executive Officer

by	/s/ Juliet M. Reising

Juliet M. Reising
Executive Vice President and Chief Financial Officer
Date March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Verso Technologies, Inc.
      We have audited management’s assessment included in Management’s Report on Internal Controls Over Financial Reporting included in Verso Technologies, Inc. Form 10K for 2004, that Verso Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Verso Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Verso Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also in our opinion, Verso Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Verso Technologies, Inc. as of December 31, 2004 and the related statements of income, stockholders’ equity, and cash flows for the year then ended and our report dated March 4, 2005 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Atlanta, Georgia
March 4, 2005

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verso Technologies, Inc.

By:	/s/ Steven A. Odom

Steven A. Odom
Chairman of the Board and
Chief Executive Officer
Date: March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven A. Odom Steven A. Odom	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ Juliet M. Reising Juliet M. Reising	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	March 16, 2005

/s/ Lewis Jaffe Lewis Jaffe	President and Chief Operating Officer	March 16, 2005

/s/ Paul R. Garcia Paul R. Garcia	Director	March 16, 2005

/s/ Gary H. Heck Gary H. Heck	Director	March 16, 2005

/s/ Amy L. Newmark Amy L. Newmark	Director	March 16, 2005

/s/ Stephen E. Raville Stephen E. Raville	Director	March 16, 2005

/s/ James A. Verbrugge James A. Verbrugge	Director	March 16, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing

2.1	Second Amended and Restated Agreement and Plan of Merger dated as of July 27, 2000, among the Registrant, Solemn Acquisition Corporation and Cereus Technology Partners, Inc.	Incorporated by reference to Appendix A to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333- 43224).
2.2	Agreement and Plan of Merger dated as of August 31, 1998, among the Registrant, Encore Acquiring Corporation, Encore Systems, Inc., Global Systems and Support, Inc., Five Star Systems, Inc., Penelope A. Sellers and Joseph T. Dyer.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 10, 1998.
2.3	Agreement and Plan of Merger dated as of November 11, 1998, among the Registrant, Sulcus Hospitality Technologies Corp. and Sulcus Acquiring Corporation.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 filed February 16, 1999 (File No. 333-68699).
2.4	Stock Purchase Agreement dated as of October 26, 2000, among the Registrant, Squirrel Systems, Inc., Squirrel Systems of Canada Ltd. and SQS Acquisitions Inc.	Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
2.5	Agreement and Plan of Merger dated October 31, 2000, among the Registrant, MessageClick, Inc. and MCLICK Acquisition Corporation (the “MessageClick Merger Agreement”).	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
2.6	First Amendment to the Agreement and Plan of Merger dated as of November 9, 2000, among the Registrant, MessageClick, Inc. and MCLICK Acquisition Corporation.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
2.7	Second Amendment to the Agreement and Plan of Merger dated as of November 10, 2000, among the Registrant, MessageClick, Inc. and MCLICK Acquisition Corporation.	Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
2.8	Agreement for the Purchase and Sale of Assets dated as of September 28, 2000, among the Registrant, AremisSoft Corporation and Eltrax Hospitality Group, Inc. (the “AremisSoft Agreement”).	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.9	Letter amending the AremisSoft Agreement dated as of October 18, 2000.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.10	Letter amending the AremisSoft Agreement dated as of November 22, 2000.	Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.11	Form of Agreement between AremisSoft Norway AS and Eltrax System Scandinavia AS.	Incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.12	Form of Agreement among the Registrant, AremisSoft Corporation, AremisSoft Hospitality (Switzerland) GmbH, Eltrax AG and Eltrax Holdings AG.	Incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.

Exhibit No.	Exhibit	Method of Filing

2.13	Form of Agreement among the Registrant, AremisSoft Corporation, AremisSoft Australia Pty Limited, Eltrax Systems Pty Ltd. and Eltrax International Group, Inc.	Incorporated by reference to Exhibit 2.6 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.14	Form of Agreement among the Registrant, AremisSoft Corporation, AremisSoft Hospitality (UK) Limited and Eltrax Hospitality UK Ltd.	Incorporated by reference to Exhibit 2.7 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.15	Form of Agreement among the Registrant, AremisSoft Corporation, Impact Level(M) Sdn. Bhd., Eltrax Systems Sdn. Bhd. and Eltrax International Inc.	Incorporated by reference to Exhibit 2.8 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.16	Form of Agreement among the Registrant, AremisSoft Hospitality Group (US), Inc. and Eltrax Group, Inc.	Incorporated by reference to Exhibit 2.9 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.17	Form of Agreement among the Registrant, AremisSoft Corporation, AremisSoft (HK) Corporation Limited, Eltrax Systems Pty Limited and Eltrax International Inc.	Incorporated by reference to Exhibit 2.10 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.18	Form of Agreement among the Registrant, AremisSoft Corporation, Latin America One Pte Ltd. and Eltrax Systems Pte Ltd.	Incorporated by reference to Exhibit 2.11 to the Registrant’s Current Report on Form 8-K filed December 29, 2000.
2.19	Agreement and Plan of Merger dated as of May 4, 2001, among the Registrant, Telemate.Net Software, Inc. and Titan Acquiring Sub, Inc. (the “Telemate.Net Merger Agreement”).	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 16, 2001.
2.20	First Amendment to the Telemate.Net Merger Agreement dated as of June 1, 2001.	Incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K/A filed June 5, 2001.
2.21	Stock Purchase Agreement dated as of May 4, 2001, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed June 5, 2001.
2.22	Series B Preferred Stock Purchase Agreement dated as of May 4, 2001, between the Registrant and Telemate.Net Software, Inc. (the “Series B Stock Purchase Agreement”).	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 16, 2001.
2.23	First Amendment to the Series B Stock Purchase Agreement dated as of June 1, 2001, between the Registrant and Telemate.Net Software, Inc.	Incorporated by reference to Exhibit 99.2 to Amendment No 1 to the Registrant’s Current Report on Form 8-K/A filed June 5, 2001.
2.24	Second Amendment to the Series B Stock Purchase Agreement dated as of July 27, 2001, between the Registrant and Telemate.Net Software, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed August 10, 2001.
2.25	Agreement and Plan of Merger dated as of January 10, 2001, among the Registrant, SS & Co., Inc. and Senercomm, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

Exhibit No.	Exhibit	Method of Filing

2.26	Asset Purchase Agreement dated as of December 13, 2002, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2002.
2.27	First Amendment to the Asset Purchase Agreement dated as of February 4, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
2.28	Agreement and Plan of Merger dated as of April 21, 2003, among the Registrant, Mickey Acquiring Sub, Inc. and MCK Communications, Inc. (The schedules to the Agreement and Plan of Merger have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2003.
2.29	First Amendment to the Agreement and Plan of Merger dated as of April 21, 2003, among the Registrant, Mickey Acquiring Sub, Inc. and MCK Communications, Inc.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on April 23, 2003.
2.30	Second Amendment to the Agreement and Plan of Merger dated as of June 13, 2003, among the Registrant, Mickey Acquiring Sub, Inc. and MCK Communications, Inc.	Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on June 17, 2003.
2.31	Securities Purchase Agreement dated as of February 20, 2004, among the Registrant and each of the Investors signatory thereto. (The schedules to the Securities Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2004.
2.32	Asset Purchase Agreement dated as of January 21, 2005 with respect to the Registrant’s disposition of its MCK business. (The schedules to the Asset Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
2.33	Asset Purchase Agreement dated as of January 21, 2005 with respect to the Registrant’s disposition of its NACT business. (The schedules to the Asset Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

Exhibit No.	Exhibit	Method of Filing

2.34	Securities Purchase Agreement dated as of February 4, 2005, among the Registrant and each of the Investors signatory thereto. (The schedules to the Securities Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.
2.35	Asset Purchase Agreement dated as of February 23, 2005 by and among the Registrant, WSECI, Inc. and the shareholders of WSECI, Inc. (The schedules to the Asset Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.
3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-18 (File No. 33-51456).
3.2	Amendment to the Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 2, 2000.
3.3	Amendment to the Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 19, 2001.
3.4	Bylaws of the Registrant, as amended.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
3.5	Amendment to the Bylaws of the Registrant, as amended.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 19, 2001.
3.6	Amendment to the Bylaws of the Registrant, as amended.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 9, 2004.
3.7	Bylaws of the Registrant, as amended and currently in effect.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed November 9, 2004.
4.1	Specimen form of the Registrant’s common stock certificate.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-18 (File No. 33-51456).
4.2	Warrant dated October 31, 1996, to purchase 106,250 shares of the Registrant’s common stock granted to Walter C. Lovett.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed November 12, 1996.

Exhibit No.	Exhibit	Method of Filing

4.3	Warrant dated October 31, 1996, to purchase 106,250 shares of the Registrant’s common stock granted to Douglas L. Roberson.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 12, 1996.
4.4	Registration Rights Agreement dated as of July 27, 2000, among the Registrant, Strong River Investments, Inc. and Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.5	Warrant dated as of July 27, 2000, to purchase 104,168 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.6	Warrant dated as of July 27, 2000, to purchase 104,168 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.7	Warrant dated as of July 27, 2000, to purchase 26,041 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.8	Warrant dated as of July 27, 2000, to purchase 26,041 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.8	Warrant dated as of July 27, 2000, to purchase 52,083 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.10	Warrant dated as of July 27, 2000, to purchase 52,083 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.11	Warrant dated as of September 29, 2000, to purchase 1,750,000 shares of the Registrant’s common stock granted to Steven A. Odom. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.12	Warrant dated as of September 29, 2000, to purchase 875,000 shares of the Registrant’s common stock granted to James M. Logsdon. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.13	Warrant dated as of September 29, 2000, to purchase 665,000 shares of the Registrant’s common stock granted to Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

Exhibit No.	Exhibit	Method of Filing

4.14	Warrant dated as of August 21, 2000, to purchase 300,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Steven A. Odom. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.15	Warrant dated as of August 21, 2000, to purchase 100,000 shares of Cereus Technology Partners, Inc.’s common stock granted to James M. Logsdon. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.16	Warrant dated as of August 21, 2000, to purchase 350,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.17	Warrant dated as of August 21, 2000, to purchase 250,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.18	Warrant dated as of August 21, 2000, to purchase 50,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Peter Pamplin. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.19	Warrant dated as of January 30, 2001, to purchase 83,334 shares of the Registrant’s common stock granted to PNC Bank, National Association.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.20	Warrant dated as of January 30, 2001, to purchase 472,689 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.21	Warrant dated as of January 30, 2001, to purchase 472,689 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.22	Form of Warrant issued in connection with the MessageClick Merger Agreement.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
4.23	Form of Registration Rights Agreement entered into in connection with the MessageClick Merger Agreement.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
4.24	Form of 7.5% Convertible Debenture issued in connection with the Convertible Debenture and Warrant Purchase Agreement between the Registrant and the Purchasers named therein (the “Debenture Purchase Agreement”).	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.

Exhibit No.	Exhibit	Method of Filing

4.25	Form of Warrant issued in connection with the Debenture Purchase Agreement.	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
4.26	Form of Registration Rights Agreement entered into in connection with the Debenture Purchase Agreement.	Incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
4.27	Registration Rights Agreement dated as of February 8, 2000, among Cereus Technology Partners, Inc. and the stockholders party thereto.	Incorporated by reference to Exhibit 4(e) to Cereus Technology Partners, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 1999.
4.28	Registration Rights Agreement dated as of August 18, 2000, among Cereus Technology Partners, Inc. and the stockholders party thereto.	Incorporated by reference to Exhibit 4.32 of the Registrant’s Annual Report for the year ended December 31, 2000.
4.29	Registration Rights Agreement dated as of September 15, 2000, among Cereus Technology Partners, Inc. and the stockholders party thereto.	Incorporated by reference to Exhibit 4.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
4.30	Registration Rights Agreement dated as of September 27, 2000, among Cereus Technology Partners, Inc. and the stockholders party thereto.	Incorporated by reference to Exhibit 4.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
4.31	Registration Rights Agreement dated as of July 27, 2002, entered into in connection with the Series B Stock Purchase Agreement.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2001.
4.32	Purchase Agreement dated as of January 18, 2001, among the Registrant, Strong River Investments, Inc. and Bay Harbor Investments, Inc. (the “Strong River Debenture Purchase Agreement”).	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.33	Amendment dated as of January 23, 2001, to the Strong River Debenture Purchase Agreement.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.34	Amendment dated as of January 25, 2001, to the Strong River Debenture Purchase Agreement.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.35	Registration Rights Agreement dated as of January 30, 2001, among the Registrant, Strong River Investments, Inc. and Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.36	Form of Warrant issued in connection with the Registrant’s acquisition of Telemate.Net Software, Inc.	Incorporated by reference to Exhibit 4.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
4.37	Warrant dated as of May 15, 2002, to purchase 308,641 shares of the Registrant’s common stock granted to Silicon Valley Bank.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

Exhibit No.	Exhibit	Method of Filing

4.38	Registration Rights Agreement dated May 15, 2002, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.39	Antidilution Agreement dated May 15, 2002, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.40	Convertible Secured Promissory Note dated April 25, 2002, executed by the Registrant in favor of WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.
4.41	Warrant to Purchase Stock dated as of February 12, 2003, to purchase 350,000 shares of the Registrant’s common stock granted to Silicon Valley Bank.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
4.42	Registration Rights Agreement dated as of February 12, 2003, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
4.43	Antidilution Agreement dated as of February 12, 2003, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
4.44	Form of Warrant issued in connection with the Registrant’s October 2002 private placement offering.	Incorporated by reference to Exhibit 4.45 to the Registrant’s Annual Report on Form 10-K for the period ending December 31, 2002.
4.45	Form of Registration Rights Agreement entered into in connection with the Registrant’s October 2002 private placement offering.	Incorporated by reference to Exhibit 4.46 to the Registrant’s Annual Report on Form 10-K for the period ending December 31, 2002.
4.46	Warrant Agreement dated as of August 17, 1999 to purchase 35,250 shares of AIM Group, Inc.’s stock granted to Randall P. Stern.	Incorporated by reference to Exhibit 4.10 to the Registrants Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.47	Warrant Agreement dated as of October 29, 1999 to purchase 11,750 share of AIM Group, Inc.’s common stock granted to Randall P. Stern.	Incorporated by reference to Exhibit 4.11 to the Registrants Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.48	Warrant Agreement dated as of February 8, 2000 to purchase 85,500 shares of Cereus Technology Partners, Inc.’s common stock granted to Randall P. Stern.	Incorporated by reference to Exhibit 4.12 to the Registrants Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.49	Warrant Agreement dated as of August 17, 1999 to purchase 35,250 shares of AIM Group, Inc.’s stock granted to Burnham Securities, Inc.	Incorporated by reference to Exhibit 4.13 to the Registrants Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).

Exhibit No.	Exhibit	Method of Filing

4.50	Warrant Agreement dated as of October 29, 1999 to purchase 11,750 shares of AIM Group, Inc.’s common stock granted to Burnham Securities, Inc.	Incorporated by reference to Exhibit 4.14 to the Registrants Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.51	Warrant Agreement dated as of February 8, 2000 to purchase 85,500 shares of Cereus Technology Partners, Inc.’s common stock granted to Burnham Securities, Inc.	Incorporated by reference to Exhibit 4.15 to the Registrants Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.52	Warrant Agreement dated as of February 8, 2000 to purchase 5,250 shares of Cereus Technology Partners, Inc.’s common stock granted to Burnham Securities, Inc.	Incorporated by reference to Exhibit 4.16 to the Registrants Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.53	Warrant Agreement dated as of February 8, 2000 to purchase 5,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Jon M. Burnham.	Incorporated by reference to Exhibit 4.17 to the Registrants Registration Statement on Form S-1/ A filed October 21, 2003 (File No. 333-108613).
4.54	Warrant Agreement dated as of February 8, 2000 to purchase 7,750 shares of Cereus Technology Partners, Inc.’s common stock granted Randall P. Stern.	Incorporated by reference to Exhibit 4.18 to the Registrants Registration Statement on Form S-1/ A filed October 21, 2003 (File No. 333-108613).
4.55	Form of Warrant issued by the Registrant to each Investor in connection with the Registrant’s February 2004 private placement.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2004.
4.56	Form of Registration Rights Agreement among the Registrant and the Investors entered into in connection with the Registrant’s February 2004 private.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 26, 2004.
4.57	Form of 6% Senior Unsecured Convertible Debenture dated February 4, 2005 issued in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.
4.58	Form of Series A Warrant dated February 4, 2005 to purchase shares of the Registrant’s common stock issued in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.
4.59	Form of Series B Warrant dated February 4, 2005 to purchase shares of the Registrant’s common stock issued in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.
4.60	Form of Registration Rights Agreement among the Registrant and the Investors signatory thereto entered into in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.
4.61	Form of warrant to purchase the Registrant’s common stock issued to certain placement agents in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005.

Exhibit No.	Exhibit	Method of Filing

4.62	Form of warrant to purchase the Registrant’s common stock which may become issuable to certain placement agents in connection with the Registrant’s February 2005 private placement.	Filed herewith.
4.63	Form of Registration Rights Agreement to be executed in connection with the closing of the transactions contemplated by the Asset Purchase Agreement dated as of February 23, 2005 by and among the Registrant, WSECI, Inc. and the shareholders of WSECI, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005
10.1	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-18 (File 33-51456).
10.2	Form of Non-Statutory Option Agreement.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-18 (File 33-51456).
10.3	Form of Non-Employee Director Stock Option Agreement.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 1993.
10.4	1992 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-18 (File No. 33-51456).
10.5	1995 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 1995.
10.6	1997 Stock Incentive Plan.	Incorporated by reference to the Registrant’s Proxy Statement for its 1997 Annual Meeting of Stockholders.
10.7	1998 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-4 filed February 16, 1999 (File No. 333-68699).
10.8	1999 Stock Incentive Plan.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2004.
10.11	1999 Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on December 22, 2004.
10.12	Real Estate Lease dated as of June 1, 1996, among Walt Lovett, Doug and Lisa Roberson, and Atlantic Network Systems, Inc.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the nine-month transition period ended December 31, 1996.

Exhibit No.	Exhibit	Method of Filing

10.13	Lease Agreement dated as of September 15, 1996, among Burgoe/Wyomissing Partners and Hi-Tech Connections, Inc.	Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1997.
10.14	Lease Agreement dated as of December 1, 1996, among JMG Development Co. Ltd. and DataComm Associates, Inc.	Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1997.
10.15	Amended and Restated Preferred Vendor Arrangement dated as of May 15, 1992, between Holiday Hospitality Corporation and Encore Systems, Inc. February 16, 1999	Incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-4 filed (File No. 333-68699).
10.16	Office Lease Agreement dated as of September 20, 1999, between the Registrant and Galleria 400 LLC.	Incorporated by reference to Exhibit 10.51 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
10.17	First Amendment to Office Lease Agreement dated as of March 31, 2000, between the Registrant and Galleria 400 LLC.	Incorporated by reference to Exhibit 10.52 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
10.18	Convertible Debenture Purchase Agreement dated as of July 27, 2000, among the Registrant, Strong River Investments, Inc.	Incorporated by reference to Exhibit 10.53 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
10.19	Executive Employment Agreement dated as of September 29, 2000, between the Registrant and Steven A. Odom. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.20	Executive Employment Agreement dated as of September 29, 2000, between the Registrant and James M. Logsdon. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.21	Executive Employment Agreement dated as of September 29, 2000, between the Registrant and Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.22	Form of Escrow Agreement entered into in connection with the MessageClick Merger Agreement.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
10.23	Convertible Debenture and Warrant Purchase Agreement dated as of October 31, 2000, between the Registrant and the purchasers signatory thereto.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
10.24	Cereus Technology Partners, Inc. Directors’ Warrant Incentive Plan. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10(cc) to Cereus Technology Partners, Inc.’s Annual Report on Form 10-KSB40 for the year ended December 31, 1999.

Exhibit No.	Exhibit	Method of Filing

10.25	Cereus Technology Partners, Inc. Outside Directors’ Warrant Plan. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10(dd) to Cereus Technology Partners, Inc.’s Annual Report on Form 10-KSB40 for the year ended December 31, 1999.
10.26	Assignment and Assumption Agreement dated as of September 29, 2000, between the Registrant and Cereus Technology Partners, Inc. assigning rights under the Registration Rights Agreements dated February 8, 2000, August 18, 2000, September 15, 2000, and September 27, 2000.	Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.27	Loan and Security Agreement dated December 14, 2001, among the Registrant, NACT Telecommunications, Inc., Telemate.Net Software, Inc. and Silicon Valley Bank, Commercial Finance Division.	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.28	Final Settlement Agreement and General Release dated as of March 13, 2002, among the Registrant, NACT Telecommunications, Inc., RSL COM U.S.A., Inc., and RSL COM Primecall, Inc.	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.29	Separation Agreement dated as of November 16, 2001, between Telemate.Net Software, Inc. and Richard L. Mauro. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.30	Separation Agreement dated as of November 16, 2001, between Telemate.Net Software, Inc. and Janet Van Pelt. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.31	Lease Agreement dated as of December 30, 1999, between NACT Telecommunications, Inc. and Boggess-Riverwoods Company, L.L.C.	Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.32	Instrument of Assumption and Substitution of Guarantor of Lease dated as of July 27, 2001, among the Registrant, World Access, Inc., Boggess Holdings, L.L.C. and NACT Telecommunications, Inc.	Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.33	Intellectual Property Security Agreement dated as of December 14, 2001, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.34	Intellectual Property Security Agreement dated as of December 14, 2001, between NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.35	Intellectual Property Security Agreement dated as of December 14, 2001, between Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.36	Form of Affiliate Agreement executed in connection with the Telemate.Net Merger Agreement.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated May 16, 2001.

Exhibit No.	Exhibit	Method of Filing

10.37	Telemate.Net Software, Inc. 1999 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.13 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).
10.38	Amendment to the Telemate.Net 1999 Software, Inc. Stock Incentive Plan.	Incorporated by reference to Exhibit 10.18 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).
10.39	Telemate Stock Incentive Plan.	Incorporated by reference to Exhibit 10.10 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).
10.40	Amendment to Telemate Stock Incentive Plan.	Incorporated by reference to Exhibit 10.14 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).
10.41	Form of Indemnification Agreement entered into as of October 12, 2001, between the Registrant and each of its directors and non-director officers at the level of Vice-President and above.	Incorporated by reference to Appendix F-1 to the Registrant’s Registration Statement on Form S-4/ A filed October 12, 2001 (File No. 333-62262).
10.42	Settlement Agreement and General Release dated March 29, 2002, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.
10.43	Stipulation for Settlement and Mutual Release dated as of July 19, 2002, among the Registrant, AremisSoft Corporation, Softbrands, Inc. and others.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.44	Interest Purchase Agreement dated as of June 4, 2002, between the Registrant and NeTrue Communications, Inc.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.45	Security Agreement dated April 25, 2002, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.
10.46	Security Agreement dated April 25, 2002, among Telemate.Net Software, Inc., NACT Telecommunications, Inc. and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.
10.47	Pledge Agreement dated April 25, 2002, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.
10.48	Guaranty dated April 25, 2002, among Telemate.Net Software, Inc., NACT Telecommunications, Inc. and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.

Exhibit No.	Exhibit	Method of Filing

10.49	Subordination Agreement dated April 25, 2002, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.
10.50	Form of Deposit Account Control Agreement among the Registrant, WA Telcom Products Co., Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.
10.51	Amendment to Loan Documents dated February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.52	Loan and Security Agreement (Exim Program) dated February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.53	Borrower Agreement dated February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.54	Secured Promissory Note dated February 12, 2003, in principal amount of $4.0 million, made by the Registrant in favor of Silicon Valley Bank.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.55	Subordination Agreement dated February 12, 2003, among the Registrant, Clarent Corporation and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.56	Loan and Security Agreement dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.57	Secured Subordinated Promissory Note dated February 12, 2003, in principal amount of $5.0 million, made by the Registrant in favor of Clarent Corporation.	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.58	Secured Subordinated Promissory Note dated February 12, 2003, in principal amount of $3.0 million, made by the Registrant in favor of Clarent Corporation.	Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.59	Unsecured Subordinated Promissory Note, dated February 12, 2003, in principal amount of $1.8 million, made by the Registrant in favor of Clarent Corporation.	Incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.60	Bill of Sale, Assignment and Assumption Agreement, dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.10 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.61	Assignment of Patent Rights dated as of February 7, 2003, made by Clarent Corporation to the Registrant.	Incorporated by reference to Exhibit 99.11 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

Exhibit No.	Exhibit	Method of Filing

10.62	Assignment of Trademarks dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.12 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.63	Intellectual Property and Security Agreement dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.13 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.64	Settlement Agreement dated November 6, 2002, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.65	Assignment and Collection Agreement dated December 5, 2002, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.66	Cross-Corporate Continuing Guaranty dated as of February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Clarent Canada Ltd.	Incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.67	Lease for 1221 West Mineral Avenue, dated as of February 11, 2003, between the Registrant and A.S. Burger Investments, LLC.	Incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.68	Movable Hypothec dated as of February 20, 2003, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.69	Movable Hypothec dated as of February 20, 2003, between the Clarent Canada Ltd. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.70	Settlement Agreement and Full Release of Claims dated as of February 12, 2003, between the Registrant and John M. Good.	Incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.71	Arbitration Award Agreement dated February 3, 2002, and among the Registrant, Clunet R. Lewis and CLR Enterprises, Inc.	Incorporated by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.72	Arbitration Award Agreement dated February 3, 2002, among the Registrant, William P. O’Reilly and Montana Corporation.	Incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.73	Consulting Agreement dated as of March 14, 2003, between the Registrant and William P. O’Reilly.	Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.74	Consulting Agreement dated as of March 14, 2003, between the Registrant and Clunet R. Lewis.	Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

Exhibit No.	Exhibit	Method of Filing

10.75	Amendment to Loan Documents dated April 7, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.76	Amendment to Loan Documents (Exim Program) dated April 7, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.77	Assignment and Assumption Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the U.K. assets.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.78	Assignment and Assumption Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the U.S. assets.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.79	Assignment and Assumption Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the Canadian assets.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.80	Bill of Sale dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the U.K. assets.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.81	Bill of Sale dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the U.S. assets.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.82	Bill of Sale dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the Canadian assets.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.83	Secured Convertible Promissory dated January 21, 2005 issued to the Registrant in principal amount of $3.5 million in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.84	Security Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.85	Copyright Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.86	Domain Name Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.10 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.87	Patent Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.11 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

Exhibit No.	Exhibit	Method of Filing

10.88	Trademark Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.12 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.89	Bill of Sale dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.13 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.90	Copyright Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.14 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.91	Trademark Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.15 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.92	Patent Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.16 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.93	License Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.17 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.94	Reciprocal Reseller Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.18 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.95	Call Center Services Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.19 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005
10.96	Instrument of Assignment, Agreement and Consent dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.20 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.97	Cash Collateral Agreement dated as of February 4, 2005 between the Registrant, the Investors signatory thereto and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.
10.98	Form of Seller Non-competition Agreement to be executed in connection with the closing of the transactions contemplated by the Asset Purchase Agreement dated as of February 23, 2005 by and among the Registrant, WSECI, Inc. and the shareholders of WSECI, Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.
10.99	Form of Bill of Sale, Assignment and Assumption Agreement Seller to be executed in connection with the closing of the transactions contemplated by the Asset Purchase Agreement dated as of February 23, 2005 by and among the Registrant, WSECI, Inc. and the shareholders of WSECI, Inc.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.

Exhibit No.	Exhibit	Method of Filing

10.100	Non-qualified Stock Option entered into as of March 15, 2005 and effective November 3, 2004 to purchase 500,000 shares of the Registrant’s common stock granted to Lewis Jaffe. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005.
10.101	Non-qualified Stock Option entered into as of March 15, 2005 and effective November 3, 2004 to purchase 250,000 shares of the Registrant’s common stock granted to Lewis Jaffe. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005.
10.102	Non-qualified Stock Option entered into as of March 15, 2005 and effective November 3, 2004 to purchase 250,000 shares of the Registrant’s common stock granted to Lewis Jaffe. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005.
10.103	Non-qualified Stock Option entered into March 15, 2005 and effective November 19, 2004 to purchase 250,000 shares of the Registrant’s common stock granted to Montgomery Bannerman. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005.
10.104	Amendment to Loan Documents dated March 15, 2005, among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc., Needham (Delaware) Corp. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005.
10.105	Amendment to Loan Documents (Exim Program) dated March 15, 2005, among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005.
10.106	Borrower Agreement dated March 15, 2005, among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.3 the Registrant’s Current Report on Form 8-K filed on March 21, 2005.
10.107	Amended and Restated Secured Promissory Note dated March 15, 2005, in principal amount of $10.0 million, made by the Registrant, Provo Prepaid (Delaware) Corp. and Telemate.Net Software, Inc. in favor of Silicon Valley Bank.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005.
21.1	Subsidiaries of the Registrant.	Filed herewith.
23.1	Consent of Grant Thornton LLP.	Filed herewith.
23.2	Consent of KPMG LLP.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer.	Filed herewith.
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer.	Filed herewith.
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer.	Filed herewith.