Form 10-Q
period 2005-03-31
VERSO TECHNOLOGIES INC
filed 2005-05-09
CIK 797448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes ☑ No ☐.

Indicated by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes ☑ No ☐.

Shares of the registrant’s common stock, par value $.01 per share, outstanding as of May 9, 2005: 134,472,641.

VERSO TECHNOLOGIES, INC.
FORM 10-Q

INDEX

Page No.
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6. Exhibits	33

Signature Page	34

Exhibit Index	35
EX-10.32 ASSUMPTION AGREEMENT DATED APRIL 14, 2005
EX-10.33 BORROWER AGREEMENT DATED APRIL 14, 2005
EX-10.34 AMENDED & RESTATED SECURED PROMISSORY NOTE
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO
EX-32.2 SECTION 906, CERTIFICATION OF THE CFO

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$14,700	$4,234
Restricted cash	1,620	—
Accounts receivable, net of allowance for doubtful accounts of $325 and $255, respectively	3,412	3,961
Inventories	4,843	5,362
Other current assets	2,710	1,451
Current portion of note receivable	300	—
Assets held for sale	—	8,995

Total current assets	27,585	24,003

Property and equipment, net of accumulated depreciation and amortization of $6,508 and $7,047, respectively	3,646	3,879
Investment	700	729
Note receivable, net of current portion	3,200	—
Other intangibles, net of accumulated amortization of $1,049 and $921, respectively	3,081	2,304
Goodwill	2,514	2,514

Total assets	$40,726	$33,429

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,643	$2,095
Accrued compensation	1,050	1,356
Accrued expenses	2,111	1,973
Current portion of liabilities of discontinued operations	2,300	1,552
Liabilities held for sale	—	2,001
Convertible subordinated debentures	4,322	4,254
Unearned revenue and customer deposits	3,614	3,157

Total current liabilities	15,040	16,388

Liabilities of discontinued operations, net of current portion	1,204	1,461
Other long-term liabilities	179	229
Notes payable, net of current portion	2,728	2,711
Convertible debentures	9,171	—

Total liabilities	28,322	20,789

Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; 780,000 shares issued and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 13?,415,338 and 133,243,205 shares issued and outstanding	1,344	1,332
Additional paid-in capital	328,507	322,971
Stock payable	28	128
Accumulated deficit	(317,431)	(311,931)
Deferred compensation	—	(7)
Accumulated other comprehensive income (loss) - foreign currency translation	(44)	147

Total shareholders’ equity	12,404	12,640

Total liabilities and shareholders’ equity	$40,726	$33,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the three months ended March 31,
	2005	2004
Revenue:
Products	$2,738	$6,614
Services	3,868	4,485

Total revenue	6,606	11,099

Cost of revenue:
Products:
Product costs	1,340	2,524
Amortization of intangibles	68	69

Total cost of product	1,408	2,593
Services	2,335	2,593

Total cost of revenue	3,743	5,186
Gross profit:
Products	1,330	4,021
Services	1,533	1,892

Total gross profit	2,863	5,913

Operating expenses:

General and administrative	2,586	2,836
Sales and marketing	2,146	1,956
Research and development	1,684	1,581
Depreciation and amortization	660	769
Reorganization costs	124	584
Reorganization costs - stock related	—	570

Total operating expenses	7,200	8,296

Operating loss from continuing operations	(4,337)	(2,383)

Other income (expense), net:

Other income	6	21

Equity in loss of investment	(29)	(18)

Interest expense, net	(574)	(265)

	(597)	(262)

Loss from continuing operations before income taxes	(4,934)	(2,645)

Income taxes	—	—

Loss from continuing operations	(4,934)	(2,645)

Loss from discontinued operations	(566)	(1,091)

Net loss	$(5,500)	$(3,736)

Net loss per common share - basic and diluted:
Loss from continuing operations	$(0.04)	$(0.02)
Loss from discontinued operations	(0.00)	(0.01)

	$(0.04)	$(0.03)

Weighted average shares outstanding - basic and diluted	133,418,567	126,783,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(Unaudited)

	For the three months ended March 31,
	2005	2004
Operating Activities:

Continuing operations:
Net loss from continuing operations	$(4,934)	$(2,645)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by continuing operating activities:
Equity in loss of investment	29	18
Depreciation and amortization	728	838
Provision for doubtful accounts	59	141
Amortization of loan fees and discount on convertible subordinated debentures	349	139
Reorganization costs - stock related	—	570
Other	(14)	(34)
Changes in current operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	583	1,507
Inventories	519	(162)
Other current assets	(249)	(77)
Accounts payable	(452)	42
Accrued compensation	(306)	804
Accrued expenses	(197)	92
Unearned revenue and customer deposits	457	(297)

Net cash (used in) provided by continuing operating activities	(3,428)	936

Discontinued operations:
(Loss) income from discontinued operations	(566)	(1,091)
Adjustment to reconcile loss from discontinued operations to net cash used in discontinued operating activities	(142)	2,071

Net cash provided by discontinued operating activities	(708)	980

Net cash (used in) provided by operating activities	(4,136)	1,916

Investing Activities:

Continuing operations:
Net cash (used in) provided by investing activities for continuing operations -
Purchases of property and equipment	(299)	(339)
Purchase of WSECI	(244)	—
(Increase) decrease in restricted cash	(1,620)	2,062

Net cash provided by (used in) investing activities for continuing operations	(2,163)	1,723

Discontinued operations:
Purchases of property and equipment	—	(86)
Proceeds from sale of discontinued operations	4,015	—
Acquisition of MCK Communications, Inc., net of cash acquired	—	(3,000)

Net cash provided by (used in) investing activities for discontinued operations	4,015	(3,086)

Net cash used in by investing activities	1,852	(1,363)

Financing Activities:
Proceeds from convertible debentures, net	12,757	—
Payments of notes payable	—	(350)
Proceeds from private placement, net	—	16,601
Proceeds from issuances of common stock in connection with the exercise of options and warrants, net	—	91

Net cash provided by financing activities	12,757	16,342

Effect of exchange rate changes on cash	(7)	3

(Decrease) increase in cash and cash equivalents	10,466	16,898
Cash and cash equivalents at beginning of period	4,234	7,654

Cash and cash equivalents at end of period	$14,700	$24,552

Supplemental disclosure of cash flow information:

Cash payments during the periods for:
Interest	$177	$90

Income taxes	$(70)	$(1)

Non-cash investing and financing activities

Common stock consideration for acquisitions:
WSECI - issuance of 950,000 shares of common stock	$331	$—
Issuance of note receivable in disposition of MCK	3,500
Common stock and compensatory options issued in reorganization	—	570
Issuance of warrants in conjunction with convertible debentures	5,084	—
Issuance of common stock in exchange for services	694	133
Assets acquired and liablities assumed in conjunction with business acquisitions:
Fair value of assets acquired, excluding cash and restricted cash	1,084	—
Liabilities assumed	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC AND SUBSIDIARIES.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

1.	BASIS OF PRESENTATION

Verso Technologies, Inc. and subsidiaries (the “Company”) is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s continuing operations include two separate business segments (i) the Packet-based Technologies Group, which includes the Company’s softswitching division and Netperformer divisions, the Company’s subsidiary Telemate.Net Software, Inc. (“Telemate.Net”) and the Company’s I-Master division; and (ii) the Advanced Applications Services Group, which includes the Company’s technical applications support group. The Packet-based Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Packet-based Technologies Group offers hardware and software based for companies seeking to build private, packet-based voice and data networks. Additionally, the Packet-based Technologies Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices. The Advanced Applications Services Group includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Packet-based Technologies Group.

In January 2005, the Company sold substantially all of the operating assets of its NACT Telecommunications, Inc., now known as Provo Pre-Paid (Delaware) Corp. (“NACT”) and MCK Communications, Inc., now known as Needham (Delaware) Corp. (“MCK”) businesses to better focus the Company’s capital and management resources on areas which the Company believes have greater potential given its strategy to focus on next-generation network and solutions to improve cash utilization. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company believes that the I-Master platform which the Company acquired from WSECI, Inc., a Delaware corporation formerly known as Jacksonville Technology Associates, Inc. (“WSECI”), in March 2005 after forming a strategic partnership with WSECI in the latter half of 2004 permits the Company to offer a better solution. Further the Company disposed of its MCK business because the Company intends to focus on next-generation solutions for service providers and the products of the MCK business did not fit that profile. The operations of NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements.

The consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including Telemate.Net Software, Inc. (“Telemate.Net”); and Clarent Canada Ltd., now known as Verso Technologies Canada Inc. (“Verso Canada”) and MCK and NACT which are reflected in discontinued operations. These subsidiaries were acquired and were all accounted for as purchases (see Note 2).

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

The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements. The accompanying condensed consolidated unaudited quarterly financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “Annual Report”).

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(Unaudited)

2.	MERGERS AND ACQUISITIONS

WSECI, Inc.

On March 31, 2005, the Company acquired substantially all of the operating assets of WSECI pursuant to the Asset Purchase Agreement (“Asset Purchase Agreement”) dated as of February 23, 2005 by and among the Company, WSECI and all of the shareholders of WSECI. WSECI is a provider of an internet protocol-based, revenue assurance platform which enables the deployment of multiple voice and next-generation services to the carrier market. The fair value of the acquisition cost was approximately $1.1 million, consisting of 950,000 shares of the Company’s common stock with a fair value of $331,000, $50,000 in cash, the payment of certain liabilities of approximately $613,000 and acquisition costs of approximately $106,000. The acquisition is accounted for as a purchase.

Pursuant to the Asset Purchase Agreement, the Company may become obligated to issue to WSECI additional contingent consideration of up to $5.0 million based on the sales of certain WSECI products and services. The initial $500,000 of such contingent consideration earned by WSECI is based upon specific customer transactions the Company completes with respect to the WSECI assets, and the remaining $4.5 million of the contingent consideration may be earned by WSECI based on the revenue generated from the WSECI assets during the 18-month period following the acquisition, which revenue must equal a minimum of $88.0 million during such period in order for all of such remaining contingent consideration to be earned. The contingent consideration is payable in cash or shares of the Company’s common stock at the election of the Company. It is not possible to estimate what, if any, payment would be due as additional contingent consideration at this time. When the additional contingent consideration is determined, it will increase the amount of the purchase price allocated to other intangible assets and will be amortized over the remaining useful life of the asset.

The preliminary allocation of the costs of the acquisition of WSECI are as follows (in thousands):

WSECI
Property and equipment	$100
Deferred revenue	100
Other intangibles	900

Cost of acquisition	$1,100

Pro Forma Effect of WSECI, Inc.

The Company formed a strategic partnership with WSECI in the latter half of 2004, therefore the results of WSECI have been included in the Company’s consolidated results beginning January 1, 2005. The following unaudited pro forma information presents the results of continuing operations of the Company for the three months ended March 31, 2004, as if the acquisition of substantially all of the operating assets of WSECI had taken place on January 1, 2004 (in thousands, except per share amounts):

March 31, 2004
Revenues	$11,223
Net loss	$(2,622)
Net loss per common share - basic and diluted	$(0.02)
Weighted average shares outstanding - basic and diluted	127,733,895

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(Unaudited)

3.	EQUITY INVESTMENT

On October 1, 2002, the Company acquired a 51% interest in Shanghai BeTrue Infotech Co., Ltd. (“BeTrue”). The remaining 49% interest in BeTrue is owned by Shanghai Tangsheng Investments & Development Co. Ltd (“Shanghai Tangsheng”). The joint venture provides the Company with an immediate distribution channel into the China and Asia-Pacific region for the Company’s application-based Voice over Internet Protocol gateway solutions, billing systems, value-added applications and web filtering solutions. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated. The Company determined that since BeTrue was a business, BeTrue did not fall under the scope of the Financial Accounting Standards Board Interpretation No. 46 “R”, “Consolidation of Variable Interest Entities” and there was no impact on the Company’s financial position or results of operations.

The Company purchased the 51% interest in BeTrue for $100,000 from NeTrue Communications, Inc., Shanghai Tangsheng’s former joint venture partner. The Company also contributed to the joint venture certain next-generation communication equipment and software valued at approximately $236,000 and cash in the amount of $100,000.

Summarized financial information reported by this affiliate for the three months ended March 31, 2005 and 2004 (in thousands) are as follows:

	Three months ended
	March 31,
	2005	2004
Operating results:

Revenues	$469	$403

Operating loss	$(56)	$(35)

Net loss	$(56)	$(35)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(Unaudited)

4.	DISCONTINUED OPERATIONS

In January 2005, the Company sold substantially all of the operating assets of its NACT and MCK businesses to better focus the Company’s capital and management resources on areas which the Company believes have greater potential given its strategy to focus on next-generation network and solutions to improve cash utilization. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company believes that the I-Master platform which the Company acquired from WSECI in March 2005 after forming a strategic partnership with WSECI in the latter half of 2004, permits the Company to offer a better solution. Further, the Company disposed of its MCK business because the Company intends to focus on next-generation solutions for service providers and the products of the MCK business did not fit that profile. The operations of NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements.

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

Summary operating results of the discontinued operations (in thousands) are as follows:

	Three months ended March 31,
	2005	2004
Revenue	$212	$5,462

Gross (loss) profit	(27)	2,590

Operating loss	(566)	(1,117)

Loss from discontinued operations	$(566)	$(1,091)

The operating loss from discontinued operations in the three months ended March 31, 2005 includes general and administrative costs of $97,000, sales and marketing costs of $104,000, research and development costs of $275,000 and depreciation and amortization of $61,000.

The operating loss from discontinued operations in the three months ended March 31, 2004 includes general and administrative costs of $926,000, sales and marketing costs of $1.2 million, research and development costs of $1.2 million, depreciation and amortization of $337,000 and other income of $26,000.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(Unaudited)

4.	DISCONTINUED OPERATIONS, Continued

The assets and liabilities of NACT and MCK were classified as assets held for sale at December 31, 2004 and the significant components (in thousands) were as follows:

Accounts receivable, net	$3,085
Inventory	2,901
Other current assets	419
Furniture and equipment, net	977
Goodwill and other intangibles	1,613

Assets held for sale	$8,995

Accounts payable	$163
Accrued compensation	465
Unearned revenue and customer deposits	1,127
Other current liabilities	246

Liabilities held for sale	$2,001

Assets and liabilities of discontinued operations (in thousands) are as follows:

	March 31,	December 31,
	2005	2004
Assets of discontinued operations:
Notes receivable, including interest	$3,500	$—

Liabilities of discontinued operations:
Accrued rent	$2,164	$2,384
Other current liabilities	1,340	629

Liabilities of discontinued operations	$3,504	$3,013

In connection with the sale of MCK, CITEL Technologies Limited (“Citel U.K.”) and CITEL Technologies, Inc. (“Citel U.S.”) issued to the Company a convertible secured promissory note in principal amount of $3.5 million (the “Note”). The outstanding principal under the Note accrues interest at an annual rate of 6% and is payable along with all interest accrued thereon in fourteen monthly payments of $60,000 commencing on July 21, 2005 followed by sixteen monthly payments of $75,000, with all remaining outstanding principal and interest under the Note payable on January 21, 2008. Under certain circumstances described in the Note, all or any portion of the principal outstanding under the Note may be converted at the Company’s option into shares of the capital stock of CITEL U.K. CITEL U.K.’s and CITEL U.S.’ obligations under the Note are secured by a security interest in certain assets sold to CITEL.

Accrued rent relates primarily to several leases for buildings and equipment that are no longer being utilized in continuing operations. The accrual is for all remaining payments due on these leases, less estimated amounts to be paid by any sublessors. The accrual contains one lease with total payments remaining through January 31, 2010 of $2.0 million and assumes that the building will be sub-leased for approximately 57% of the total lease liability over the remaining term of the lease and one lease with total payments remaining through March 31, 2007 of $2.8 million, discounted at 6%, which has been sub-leased for approximately 64% of the total lease liability over the remaining term of the lease.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(Unaudited)

4.	DISCONTINUED OPERATIONS, Continued

The activity in the liabilities of discontinued operations (in thousands) for the three months ended March 31, 2005 and 2004 was as follows:

	2005	2004
Balance beginning of period	$3,013	$4,579

Lease payments, net of sublease receipts	(219)	(102)
Other payments	(111)	(82)
Estimated costs of disposal of discontinued operations	1,000	—
Legal and other costs of disposal	(179)	—

Balance March 31	$3,504	$4,395

5.	INVENTORIES

Inventories consist primarily of purchased electronic components, and are stated at the lower of cost or market. Cost is determined by using average cost.

Inventories as of March 31, 2005 and December 31, 2004 are comprised of the following (in thousands):

	March 31,	December 31,

	2005	2004
Raw materials	$4,007	$3,315
Work in process	23	9
Finished goods	813	2,038

Total inventories	$4,843	$5,362

The inventory amounts noted are net of allowance of $739,000 and $2.7 million for at March 31, 2005 and December 31, 2004, respectively.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

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

Goodwill and other intangible assets consist of the following (in thousands):

	Amortization	March 31,	December 31,
	Period in months	2005	2004
Intangibles subject to amortization:
Current technology	36 months	$1,727	$821
Customer relationship	120 months	2,403	2,403

Weighted average months	85 months	4,130	3,224

Accumulated amortization:
Current technology		(508)	(440)
Customer relationship		(541)	(480)

Net intangibles subject to amortization		3,081	2,304

Goodwill		2,514	2,514

Total goodwill and other intangibles		$5,595	$4,818

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(Unaudited)

7.	LOAN FACILITY WITH SILICON VALLEY BANK

In March 2005, the Company and Silicon renewed and further amended the credit facility in connection with the disposition of the MCK and NACT businesses (as amended, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a credit line of $7.5 million through September 30, 2005 at which time it will increase to $10.0 million subject to the Company meeting certain financial criteria. The working capital line includes an export-import (“EX-IM”) facility that will provide for working capital based on the Company’s international accounts receivable and inventories related to export sales. The Company’s borrowings under the Amended Credit Agreement are secured by substantially all of the assets of the Company. Interest on borrowings under the Amended Credit Agreement is computed at 2.0% above Silicon’s Base Rate, with a minimum Base Rate of 4.25% (6.75% at March 31, 2005). The Amended Credit Agreement provides for up to $2.5 million in letters of credit. Advances are limited by a formula based on eligible receivables, inventories, certain cash balances, outstanding letters of credit and certain subjective limitations. Interest payments are due monthly, and the Amended Credit Agreement expires in March 2006. The Amended Credit Agreement includes a loan fee of $130,000 and .375% per annum on unused available borrowings. The loan fees will be amortized to interest expense over the term of the Amended Credit Agreement. Under the terms of the Amended Credit Agreement, the Company must maintain a minimum cash and excess availability covenant, computed monthly, and may not declare dividends or incur any additional indebtedness without the consent of Silicon, and must comply with other financial covenants, as defined in the Amended Credit Agreement. The Company was in compliance with these covenants as of March 31, 2005.

The Company had no borrowings under the Amended Credit Agreement as of March 31, 2005. The availability under the Amended Credit Agreement at March 31, 2005 was $3.4 million. The Company has outstanding letters of credit in the amount of $1.6 million at March 31, 2005, which would reduce borrowing capacity under the Amended Credit Agreement.

8.	SENIOR UNSECURED CONVERTIBLE DEBENTURES

On February 4, 2005, the Company completed a private placement of senior unsecured convertible debentures and warrants pursuant to a securities purchase agreement with certain institutional investors. The Company issued $13.5 million of senior unsecured convertible debentures, Series A warrants exercisable for 10.8 million shares of the Company’s common stock and Series B warrants exercisable for 10.0 million shares of the Company’s common stock. The Company has allocated $5.1 million to the value of the warrants which is being amortized over the life of the senior unsecured convertible debentures. The senior unsecured convertible debentures bear interest at a rate of 6% per annum and are due February 2009 and are convertible into approximately 27.0 million shares of the Company’s common stock at an initial conversion price of $0.50 per share, subject to anti-dilution adjustments and certain limitations. Interest is payable on a quarterly basis beginning April 2005 and principal is payable on a quarterly basis beginning August 2006. The Series A warrants issued in connection with the private placement are exercisable for a period of five years commencing on February 4, 2005 and at an exercise price of $0.72 per share. The Series B warrants issued in connection with the private placement are exercisable for a period of 90 days after the date on which the Company obtains shareholder approval of proposals to increase the number of shares of the Company’s authorized common stock and to approve the issuance of more than 20% of the Company’s common stock to comply with the rules of The Nasdaq Stock Market, Inc. The Series B warrants have an exercise of $0.78 per share. In connection with the private placement, the Company expects to net approximately $12.5 million, including $1.6 million in restricted cash, net of expenses.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(Unaudited)

9.	OTHER COMPREHENSIVE LOSS

Comprehensive loss for the three months ended March 31, 2005 and 2004 is shown in the following table (in thousands):

	Three months ended March 31,
	2005	2004
Net loss	$(5,500)	$(3,736)
Other comprehensive loss:
Foreign currency translation	(191)	(59)

Comprehensive loss	$(5,691)	$(3,795)

10.	SEGMENT INFORMATION

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

Packet-based Technologies
Group:	The Company’s Packet-based Technologies Group consists of the operations of the Company’s softswitching division and Netperformer divisions and the Company’s subsidiary Telemate.Net. The Packet-based Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Packet-based Technologies Group offers hardware and software based solutions for companies seeking to build private, packet-based voice and data networks. Additionally, the Packet-based Technologies Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices.

Advanced Applications Services
Group:	The Company’s Advanced Applications Services Group, consists of the Company’s technical applications support group which was previously included as part of the Enterprise Solutions Group, and includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Company’s Packet-based Technologies Group segment.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(Unaudited)

10.	SEGMENT INFORMATION, Continued

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Packet-based	Advanced
	Technologies	Application
	Group	Services Group	Total
For the Three Months Ended March 31, 2005
Revenue	$4,071	$2,535	$6,606
(Loss) contribution before unallocated items	(2,275)	592	(1,683)

At March 31, 2005
Goodwill	1,061	1,453	2,514
Total assets	10,889	3,936	14,825

For the Three Months Ended March 31, 2004
Revenue	$7,953	$3,146	$11,099
Contribution before unallocated items	701	784	1,485

At December 31, 2004
Goodwill	1,061	1,453	2,514
Total assets	11,104	4,027	15,131

The following table reconciles the contribution before unallocated items to the loss before discontinued operations (in thousands):

	Three months ended March 31,
	2005	2004
(Loss) contribution before unallocated items, per above	$(1,683)	$1,485
Corporate general and administrative expenses	(1,813)	(1,899)
Corporate research and development	(57)	(46)
Depreciation and amortization	(660)	(769)
Reorganization costs	(124)	(584)
Reorganization costs-stock related	—	(570)
Other	(597)	(262)
Income taxes	—	—

Loss from continuing operations	$(4,934)	$(2,645)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(Unaudited)

10.	SEGMENT INFORMATION, Continued

The following table reconciles the segment total assets to the Company’s total assets:

	March 31,	December 31,
	2005	2004
Total assets before unallocated items, per above	$14,825	$15,131
Corporate assets:
Cash and cash equivalents	14,700	4,234
Restricted cash	1,620	—
Current portion of notes receivable	300	—
Other current assets	2,382	1,253
Assets held for sale	—	8,995
Property and equipment, net	2,999	3,087
Investment	700	729
Notes receivable, net of current portion	3,200	—

	$40,726	$33,429

Following the acquisition of substantially all the operating assets along with certain liabilities of Clarent Corporation in February 2003, the Company began conducting research and development in Canada. International sales of the Company’s products and services continue to originate only from the United States. The geographic distribution of the Company’s revenue and contribution before unallocated items (in thousands) are as follows:

	Canada	United States	Total
For the Three Months Ended March 31, 2005
Revenue	$—	$6,606	$6,606
Loss before unallocated items	(1,025)	(658)	(1,683)

At March 31, 2005
Total Assets	582	40,144	40,726

For the Three Months Ended March 31, 2004
Revenue	$—	$11,099	$11,099
(Loss) contribution before unallocated items	(941)	2,426	1,485

At December 31, 2004
Total Assets	704	32,725	33,429

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(Unaudited)

11.	REORGANIZATION COSTS

In January 2005, the Company sold substantially all of the operating assets of NACT and MCK, which resulted in six corporate positions being eliminated. The Company recorded reorganization costs of $124,000 during the three months ended March 31, 2005.

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

The Company has a stock option plan for employees, board of directors, consultants, and other individual contributors to the Company. In addition, in connection with various financing and acquisition transactions, and for services provided to the Company, the Company has issued warrants to purchase the Company’s common stock. A summary of stock options and warrants outstanding at March 31, 2005 is as follows:

OPTIONS AND WARRANTS ISSUED TO EMPLOYEES

	Options and Warrants Outstanding		Options and Warrants Exercisable
Range of Exercise	Outstanding at	Weighted Average	Exercisable at	Weighted Average
Prices	March 31, 2005	Exercise Price	March 31, 2005	Exercise Price
$0.19-$0.50	2,896,516	$0.42	2,570,641	$0.42
$0.51-$1.00	1,963,953	$0.64	697,579	$0.65
$1.01-$1.50	1,089,350	$1.28	728,615	$1.31
$1.51-$2.13	806,605	$1.69	222,355	$1.81
$2.14-$2.14	3,762,500	$2.14	3,762,500	$2.14
$2.15-$3.05	273,095	$2.76	272,345	$2.76
$3.06-$4.00	1,477,359	$3.43	1,254,984	$3.44
$4.01-$5.00	1,164,880	$4.21	1,162,630	$4.21
$5.01-$18.00	663,455	$6.76	663,455	$6.76

Total	14,097,713	$2.02	11,335,104	$2.24

Options and warrants issued to employees generally terminate ten years from the date of grant. Termination dates on the options and warrants listed above range from April 1, 2005 to March 22, 2015.

]

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(Unaudited)

12.	STOCK OPTIONS AND WARRANTS, Continued

A summary of the status of stock options and warrants granted to employees as of March 31, 2005, and the changes during the three months ended March 31, 2005 is presented below :

	Number of
	Shares of	Weighted
	Underlying	Average
	Options	Exercise Prices
Outstanding at beginning of the period	16,210,941	$2.04

Granted	179,750	0.70

Exercised	(24,530)	0.20

Forfeited	(2,268,448)	2.14

Expired	—	—

Outstanding at end of period	14,097,713	$2.02

Exercisable at end of period	11,335,104	$2.24

A summary of warrants issued primarily in connection with financing is as follows:

	Number of	Weighted Average
Exercise Price	Outstanding Warrants	Exercise Price	Expiration Date
$0.01	37,532	$0.01	September 2005-October 2006
$0.72	12,312,000	$0.72	February 2010
$0.78	10,000,000	$0.78	*
$1.34-$1.50	1,491,432	$1.35	January 2006
$1.81-$2.81	3,119,961	$2.02	July 2005-February 2011
$4.03-$5.25	2,120,374	$4.13	November 2005-October 2006
$5.65	4,502,811	$5.65	August 2005-September 2005
$6.00	150,000	$6.00	October 2006

Total	33,734,110	$1.78

* The Series B warrants issued in connection with the February 4, 2005 private placement are exercisable for a period of 90 days after the date on which the Company obtains shareholder approval of proposals to increase the number of shares of the Company’s authorized common stock and to approve the issuance of more than 20% of the Company’s common stock to comply with the rules of The Nasdaq Stock Market, Inc.

All warrants are vested.

The exercise price and number of outstanding warrants for certain warrants previously issued have been adjusted according to their antidilution provisions.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(Unaudited)

12.	STOCK OPTIONS AND WARRANTS, Continued

A summary of the status of warrants issued primarily in connection with financing as of March 31, 2005, and the changes during the three months ended March 31, 2005 is presented below:

	Number of	Weighted
	Shares of	Average
	Underlying	Exercise
	Warrants	Prices
Outstanding at beginning of period	10,551,807	$4.25

Granted	22,312,000	0.75

Exercised	—	—

Expired	(37,364)	5.26

Effects of anti-dilutive provisions	907,667

Outstanding and exercisable at end of period	33,734,110	$1.78

If the Company had used the fair value-based method of accounting for its stock option and incentive plans and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, then the pro-forma net loss and net loss per common share would have been as follows (in thousands, except for per share amounts):

	Three months ended March 31,
	2005	2004
Net loss, as reported	$(5,500)	$(3,736)
Add: Stock-based compensation expense included in net loss	7	166
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	278	(653)

Pro forma net loss	$(5,215)	$(4,223)

Net loss per common share
As reported	$(0.04)	$(0.03)
Pro forma	(0.04)	(0.03)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(Unaudited)

13.	NET LOSS PER SHARE

Basic and diluted net loss per share are computed in accordance with SFAS No. 128, “Earnings Per Share,” using the weighted average number of common shares outstanding. The diluted net loss per share for the three months ended March 31, 2005 does not include the effect of the common stock equivalents, calculated by the treasury stock method, as their impact would be antidilutive. Using the treasury stock method, common stock equivalents are as follows:

	For the three months ended
	March 31,
	2005	2004
Shares issuable under stock options	290,493	3,944,394
Shares issuable pursuant to warrants to purchase common stock	36,716	271,363

	327,209	4,215,757

14.	LITIGATION

Except for the pending matters described in Note 16 to the Company’s audited consolidated financial statements included in the Annual Report, the Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business, and the Company does not expect these ordinary routine claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company. There have been no material developments regarding the pending matters described in Note 16 to the Company’s audited consolidated financial statements included in the Annual Report during the three months ended March 31, 2005.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “Quarterly Report”) and in future filings by the Company with the SEC and in the Company’s written and oral statements that are not statements of historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “will” and similar expressions are examples of words that identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding our future financial position, business strategy and expected cost savings. These forward-looking statements are based on our current beliefs, as well as assumptions we have made based upon information currently available to us.

     Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:

–	the price of the Company’s common stock has been volatile;

–	the Company may be unable to fund future growth;

–	the Company has a history of losses and may not be profitable in the future;

–	the Company’s common stock may be delisted from The Nasdaq SmallCap Market;

–	the Company’s growth could be limited if it is unable to attract and retain qualified personnel;

–	the Company is exposed to the general condition of the telecommunications market;

–	the Company’s need to invest in research and development could harm the Company’s operating results;

–	the market for converged communications solutions is still in its infancy and rapidly evolving. If this market does not develop and grow as expected, then it could have a material adverse effect on the Company’s business;

–	intellectual property infringement claims against the Company, even those without merit, could require the Company to enter into costly licenses or deprive the Company of the technology it needs;

–	failure to protect the Company’s intellectual property rights could have a material adverse effect on the Company’s business;

–	if the Company’s products contain defects, then the Company’s sales are likely to suffer, and the Company may be exposed to legal claims;

–	the Company may be obligated to indemnify customers who purchase equipment from the Company against claims of patent infringement;

–	the new softswitch and VoIP routers which the Company intends to offer may not achieve acceptance in the marketplace;

–	sales to customers based outside the United States have accounted for a significant portion of the Company’s revenues, which exposes the Company to risks inherent in international operations;

–	the Company’s dependence on contract manufacturers and suppliers could result in product delivery delays;

–	the Company may be subject to litigation;

–	the Company derives a substantial amount of its revenue from channel distribution partners, and such revenues may decline significantly if any major partner cancels or delays a purchase of the Company’s products;

–	the Company’s inability to develop and maintain relationships with key technology suppliers could harm its ability to sustain and grow its business; and

–	other risks and uncertainties disclosed in the Annual Report and in the Company’s other filings with the SEC.

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

Overview

           The Company is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s continuing operations include two separate business segments: (i) the Packet-based Technologies Group, which includes the Company’s softswitching and Netperformer divisions (the two businesses acquired from Clarent Corporation in February 2003), the Company’s subsidiary Telemate.Net and the Company’s I-Master division (acquired from WSECI in March 2005); (ii) the Advanced Applications Services Group, which includes the Company’s technical applications support group. The Packet-based Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Packet-based Technologies Group offers hardware-based solutions (which include software) for companies seeking to build private, packet-based voice and data networks, and software-based solutions for Internet access and usage management that include call accounting and usage reporting for IP network devices. The Advanced Applications Services Group includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Company’s Packet-based Technologies Group.

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

     In 2004, the Company began moving towards an open standards platform. In 2004, the Company significantly increased its expenditures for sales and marketing to focus on long-term sustainable revenue growth. In the first quarter of 2004, the Company completed a private placement raising approximately $16.5 million, net of expenses, to fund the expanded sales and marketing programs. As expected, these additional expenditures significantly increased the operating loss from continuing operations in 2004.

     In January 2005, the Company sold substantially all of the operating assets of its NACT and MCK businesses to better focus the Company’s capital and management resources on areas which the Company believes have greater potential given its strategy to focus on next-generation network and solutions to improve cash utilization. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company believes that the I-Master platform, which the Company acquired from WSECI in March 2005 after forming a strategic partnership with WSECI in the latter half of 2004, permits the Company to offer a better solution. Further, the Company disposed of its MCK business because the Company intends to focus on next-generation solutions for service providers and the products of the MCK business did not fit that profile. The operations of the NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements.

     The Company believes that the foregoing events significantly affect the comparability of the Company’s results of operations from year to year. You should read the following discussion of the Company’s results of operations and financial condition in conjunction with the Company’s consolidated financial statements and related notes thereto included in Item 15 of this Annual Report.

Results of Operations

Three Months Ended March 31, 2005, compared to Three Months Ended March 31, 2004

     For the three months ended March 31, 2005, the Company’s net loss totaled $5.5 million, or $0.04 per share, compared with a net loss of $3.7 million, or $0.03 per share, for the same period in 2004. The 2005 results included $124,000 in reorganization costs and a loss from discontinued operations of $566,000. The 2004 results included $1.2 million in reorganization costs and a loss from discontinued operations of $1.1 million.

Continuing Operations

     For the three months ended March 31, 2005, the Company’s net loss from continuing operations totaled $4.9 million, or $0.04 per share, compared with a net loss of $2.6 million, or $0.02 per share, for 2004. The 2005 results included $124,000 in reorganization costs. The 2004 results included $1.2 million in reorganization.

     Total revenue was $6.6 million in the three months ended March 31, 2005, reflecting a 40% decrease from the same period in 2004. Products revenue decreased from $6.6 million in the three months ended March 31, 2004, to $2.7 million in the three months ended March 31, 2005. During the three months ended March 31, 2004, the Company’s Packet-Based Technologies Group had a large softswitch sale that represented in excess of $4.0 million in revenue, but did not receive such an order in the first quarter of 2005. Services revenue was $3.9 million for the three months ended March 31, 2005, reflecting a 14% decrease from the same period in 2004, primarily due to revenue from the Advanced Application Services Group and the Telemate products. The decrease in revenue from the Advanced Application Services Group was attributable primarily to a decline in revenue from its largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor, net of new customers added. Gross profit was 43% of revenue in the three months ended March 31, 2005, compared with 53% of revenue for the same period in 2004. The decrease in gross profit dollars resulted primarily from the decrease in revenues. The decrease in gross profit percentage is due to a decline in revenues across all product lines in relation to fixed departmental costs (primarily personnel and related costs) related to the production and support departments.

     Total operating expenses incurred for the three months ended March 31, 2005, were $7.2 million, a decrease of $1.1 million compared to the same period in 2004. The decrease is primarily attributable to the following items: a decrease in reorganization costs of $1.0 million, decreases in general and administrative expenses of $250,000 and depreciation and amortization of $109,000 offset by increases in sales and marketing expenses of $190,000 and research and development expenses of $103,000.

     The decrease in general and administrative expenses resulted from a decrease in personnel and related costs due to the sale of NACT and MCK resulting in the consolidation of some corporate functions as well as a decrease in bad debt expense during the three months ended March 31, 2005.

     The increase in sales and marketing and research and development expenses resulted from the Company’s intention to expand its sales and marketing programs in 2004 and the addition of personnel and related costs related to the acquisition of substantially all of the operating assets of WSECI in March 2005, which the Company formed a strategic partnership with in the latter half of 2004.

     The decrease in depreciation and amortization expense is primarily related to a decrease in amortization of deferred compensation offset by and increase in depreciation. The decrease in amortization of deferred compensation is primarily related to the full vesting of options outstanding since the Company’s acquisitions of Telemate.Net in November 2001 and Cereus Technology Partners, Inc. (“Cereus”) in September 2000. The deferred compensation represents the intrinsic value of the Telemate.Net and Cereus unvested options outstanding at the date of the acquisitions of Telemate.Net and Cereus that was amortized over the remaining vesting period of the options. The deferred compensation became fully-amortized in the first quarter of 2005. The increase in depreciation expense is related to the purchase of furniture and equipment of approximately $1.7 million and $299,000 during the last nine months of 2004 and the first three months of 2005, respectively, offset by fully depreciated assets. Capital expenditures are primarily depreciated on a straight-line basis over their estimated useful lives of three years.

     In the first quarter of 2005, the Company initiated a reorganization as a result of the sale of MCK and NACT and eliminated six corporate positions. As a result of these actions, the Company recorded reorganization costs of $124,000 during the three months ended March 31, 2005. In the first quarter of 2004, the Company terminated a senior executive. As a result of this action, the Company recorded reorganization costs of $1.2 million during the three months ended March 31, 2004. The reorganization costs consist of severance costs of $584,000 and non-cash stock compensation of $570,000 related to the write-off of unamortized deferred compensation.

     As a percent of revenue, operating expenses were 109% during the three months ended March 31, 2005 as compared to 75% for the same period in 2004.

     Other income was $6,000 during the three months ended March 31, 2005 compared with $21,000 for the same period in 2004.

     Equity in loss of investment was $29,000 during the three months ended March 31, 2005, compared to $18,000 for the same period in 2004. This amount represents the Company’s portion of BeTrue’s income or losses. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated.

     Net interest expense was $574,000 during the three months ended March 31, 2005, an increase of $309,000 compared to the same period in 2004. The increase was attributable to interest and amortization of the discount and loan origination fees on the $13.5 million of senior unsecured convertible debentures issued in February 4, 2005.

Business Unit Performance

	Packet-based		Advanced
	Technologies		Applications
Dollars in thousands	Group		Services Group		Consolidated
For the Three Months
Ended March 31,	2005	2004	2005	2004	2005	2004
Revenue	$4,071	$7,953	$2,535	$3,146	$6,606	$11,099

Gross profit	2,035	4,848	828	1,065	2,863	5,913

Gross margin	50%	61%	33%	34%	43%	53%
General and administrative	561	693	212	244	773	937
Sales and marketing	2,122	1,919	24	37	2,146	1,956
Research and development	1,627	1,535	—	—	1,627	1,535

(Loss) contribution before unallocated items	$(2,275)	$701	$592	$784	$(1,683)	$1,485

Unallocated items:

Corporate general and administrative					1,813	1,899
Corporate research and development					57	46
Depreciation and amortization					660	769
Reorganization costs					124	584
Reorganization costs-stock related					—	570

Operating loss					(4,337)	(2,383)

Other					(597)	(262)

Loss before income taxes					$(4,934)	$(2,645)

Packet-based Technologies Group

     Total revenue from the Company’s Packet-based Technologies Group revenue was $4.1 million in the three months ended March 31, 2005, a 49% decrease from the same period in 2004. During the three months ended March 31, 2004, the Company’s Packet-Based Technologies Group had a large softswitch sale that represented in excess of $4.0 million in revenue, but did not receive such an order in the first quarter of 2005.

     Gross profit decreased by $2.8 million in the three months ended March 31, 2005, and was 50% percent of revenue, compared to 61% in the same period in 2004. The decrease in gross profit dollars is attributable to the decrease in revenue. The decrease in gross margin is due to a decline in revenues in relation to fixed departmental costs (primarily personnel and related costs) related to the production and support departments.

     Allocated operating expenses incurred in the Carrier Solutions Group for the three months ended March 31, 2005, were $4.3 million, an increase of $163,000 compared to the same period in 2004. The decrease in general and administrative expenses is attributable to a reduction in bad debt expense. The increase in sales and marketing and research and development expenses during the three months ended March 31, 2005, reflects increased personnel costs related to additional personnel and the acquisition of substantially all of the operating assets of WSECI. As a percent of revenue, operating expenses for the Carrier Solutions Group were 106% during the three months ended March 31, 2005, up from 52% during the same period in 2004.

Advanced Applications Services Group

     Total revenue for the Company’s Advanced Applications Services Group was $2.5 million in the three months ended March 31, 2005, a 19% decrease from the same period in 2004. The decrease in revenue is related to a decrease in installation services, rebillable travel and outsourced services for hospitality related customers.

     Gross profit decreased by $237,000 in the three months ended March 31, 2005, and was 33% of revenue, compared with 34% of revenue in the same period in 2004. The decrease in gross profit dollars was attributable primarily to a decline in revenue from the Company’s Advanced Applications Services Group’s largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor, net of new customers added.

     Allocated operating expenses incurred in Advanced Applications Services Group for the three months ended March 31, 2005, were $236,000, a decrease of $45,000 compared to the same period in 2004. The decrease in general and administrative expenses primarily relate to a decrease in personnel and related costs and a reduction in bad debt expense.

Discontinued Operations

     In January 2005, the Company sold substantially all of the operating assets of its NACT and MCK businesses to better focus the Company’s capital and management resources on areas which the Company believes have greater potential given its strategy to focus on next-generation network and solutions to improve cash utilization. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company believes that the I-Master platform, which the Company acquired in March 2005 after forming a strategic partnership with WSECI in the latter half of 2004, permits the Company to offer a better solution. Further, the Company disposed of its MCK business because the Company intends to focus on next-generation solutions for service providers and the products of the MCK business did not fit that profile. The operations of the NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements.

     Summary operating results of the discontinued operations (in thousands) are as follows:

	2005	2004
Revenue	$212	$5,462

Gross (loss) profit	(27)	2,590

Operating loss	(566)	(1,117)

Loss from discontinued operations	$(566)	$(1,091)

     The operating loss from discontinued operations in the three months ended March 31, 2005 includes general and administrative costs of $97,000, sales and marketing costs of $104,000, research and development costs of $275,000, depreciation and amortization of $61,000. The operating loss from discontinued operations in the three months ended March 31, 2004 includes general and administrative costs of $926,000, sales and marketing costs of $1.2 million, research and development costs of $1.2 million, depreciation and amortization of $337,000 and other income of $26,000.

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

Inventory Obsolescence

     The Company is required to state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements and compares that with the current and committed inventory levels. The Company has recorded changes in net realizable values in recent periods due to the impact of current and future technology trends and changes in strategic direction, such as discontinuances of product lines, as well as, changes in market conditions due to changes in demand requirements. Estimates of the future demand for inventory are based on historical usage for different products, as well as estimates of inventory required to fulfill maintenance requirements for products previously sold. It is possible that changes in the net realizable value of inventory may continue to occur in the future due to the current market conditions.

Liabilities of Discontinued Operations

     In January 2005, the Company sold substantially all of the operating assets of its NACT and MCK businesses. As a result of these sales, certain liabilities of MCK are now classified as discontinued operations, including a liability for one lease with total payments remaining through March 31, 2007 of $2.8 million, discounted at 6%, which has been sub-leased for approximately 64% of the total lease liability over the remaining term of the lease.

     During 2001, the Company initiated certain restructuring plans and discontinued operations of its legacy VAR business. In conjunction with these restructuring plans, the Company established a restructuring reserve account for the estimated costs related to the plans. These costs primarily related to facilities closings, severance costs and other businesses exiting costs. For the facilities closings cost, a reserve was established for all remaining lease payments due on buildings and equipment that were no longer being utilized in continuing operations, less assumptions for sub-leases. The accrual for one of the leases with total payments remaining through January 31, 2010 of $2.0 million is offset by sublease receipts totaling $875,000 through the end of the lease term and assumes an amount of $240,000 for the extension of one of the subleases through the end of the lease term.

     As of March 31, 2005, the Company had a remaining balance of approximately $3.5 million in liabilities of discontinued operations. The Company currently believes that this remaining estimated balance is appropriate to cover future obligations associated with the restructurings; however, changes in these estimates could occur based on changes in the financial condition of the subleases.

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

Liquidity and Capital Resources

Summary

     Liquidity is the measurement of the Company’s ability to have adequate cash or access to cash at all times in order to meet financial obligations when due, as well as to fund corporate expansion and other activities. For the last three years, the Company has met its liquidity requirements through a combination of cash provided by debt from third party lenders, issuances of debt and equity securities and purchases and divestitures of other businesses.

     At March 31, 2005, the Company had a positive working capital position (excess of current assets over current liabilities) of $12.5 million compared to a positive working capital position of $7.6 million at December 31, 2004. The Company’s cash and cash equivalents totaled $14.7 million at March 31, 2005, and $4.2 million at December 31, 2004. Total long-term debt, net of discount, was $11.9 million at March 31, 2005 and $2.7 million at December 31, 2004. At March 31, 2005 and December 31, 2004, the Company had no borrowings under its credit facility with Silicon. The Company’s borrowing availability under the Amended Credit Agreement at March 31, 2005 was $3.4 million. The Company has outstanding stand-by letters of credit in the amount of $1.6 million at March 31, 2005, which reduce borrowing capacity under the Amended Credit Agreement.

     In March 2005, the Company and Silicon renewed and further amended the credit facility in connection with the disposition of the MCK and NACT businesses. The Amended Credit Agreement provides for a credit line of $7.5 million through September 30, 2005 at which time it will increase to $10.0 million subject to the Company meeting certain financial criteria. The working capital line includes an EX-IM facility that will provide for working capital based on the Company’s international accounts receivable and inventories related to export sales. Under the terms of the Amended Credit Agreement, the Company must maintain a minimum cash and excess availability covenant, computed monthly, and may not declare dividends or incur any additional indebtedness without the consent of Silicon, and must comply with other financial covenants, as defined in the Amended Credit Agreement. The Company was in compliance with these covenants as of March 31, 2005.

     On February 12, 2003, the Company acquired substantially all the business assets and assumed certain related liabilities of Clarent Corporation for $9.8 million in notes. At March 31, 2005, a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum, remains outstanding. The assets the Company purchased from Clarent Corporation secure the note.

     On February 4, 2005, the Company completed a private placement of senior unsecured convertible debentures and warrants pursuant to a securities purchase agreement with certain institutional investors. The Company issued $13.5 million of senior unsecured convertible debentures, Series A warrants exercisable for 10.8 million shares of the Company’s common stock and Series B warrants exercisable for 10.0 million shares of the Company’s common stock. The senior unsecured convertible debentures bear interest at 6% per annum and are due February 2009 and are convertible into approximately 27.0 million shares of the Company’s common stock at an initial conversion price of $0.50 per share, subject to anti-dilution adjustments and certain limitations. Interest is payable on a quarterly basis beginning April 2005 and principal is payable on a quarterly basis beginning August 2006. The Series A warrants issued in connection with the private placement are exercisable for a period of five years commencing on February 4, 2005 and at an exercise price of $0.72 per share. The Series B warrants issued in connection with the private placement are exercisable for a period of 90 days after the date on which the Company obtains shareholder approval of proposals to increase the number of shares of the Company’s authorized common stock and to approve the issuance of more than 20% of the Company’s common stock to comply with the rules of The Nasdaq Stock Market, Inc. The Series B warrants have an exercise price of $0.78 per share. The Company expects to net approximately $12.5 million, including $1.6 million in restricted cash, net of expenses.

Cash Flow

     Cash used in the Company’s continuing operations in the three months ended March 31, 2005 totaled approximately $3.4 million compared with cash provided by continuing operations of $936,000 in the same period in 2004. The cash used in continuing operations during the three months ended March 31, 2005 resulted primarily from cash used by continuing operations of $3.7 million (net loss from continuing operations of $4.9 million reduced by non-cash charges totaling $1.2 million, including depreciation and amortization of $728,000, amortization of loan fees and discount on convertible subordinated debentures of $349,000, provision for doubtful accounts of $59,000 and equity in loss of investment of $29,000) which was offset by changes in current operating assets and liabilities of approximately $355,000.

     Cash used in the Company’s discontinued operations in the three months ended March 31, 2005 totaled $708,000 compared to cash provided of $980,000 in the same period in 2004.

     The Company used cash in investing activities in the three months ended March 31, 2005 of approximately $2.2 million, compared to cash provided by investing activities of $1.7 million in the same period of 2004. In the three months ended March 31, 2005, the Company used $244,000 in cash related to the acquisition of WSECI. During the three months ended March 31, 2005, restricted cash increased by $1.6 million compared to a decrease of $2.1 million in the same period in 2004. The Company spent $299,000 and $339,000 on capital expenditures in the three months ended March 31, 2005 and 2004, respectively.

     Cash provided by investing activities for discontinued operations totaled approximately $4.0 million in the three months ended March 31, 2005, compared to cash used by investing activities for discontinued operations of $3.1 million in the same period of 2004. For the three months ended March 31, 2005, the Company received proceeds of $4.0 million for the sale of NACT and MCK. During the three months ended March 31, 2004, the Company spent $86,000 on capital expenditures and $3.0 million in cash related to the acquisition of MCK.

     Cash provided by financing activities totaled approximately $12.8 million in the three months ended March 31, 2005 compared to $16.3 million in the same period of 2004. For the three months ended March 31, 2005, the Company received proceeds from the issuance of convertible debentures, net of associated fees of $12.8 million. For the three months ended March 31, 2004, the Company received proceeds from a private placement, net of associated fees of $16.6 million and $91,000 from the exercise of options and warrants which was offset by a payment of $350,000 on the notes payable for the purchase of substantially all of the operating assets of Clarent Corporation.

Contractual Obligations and Commercial Commitments

The following summarizes the Company’s future contractual obligations at March 31, 2005 (in thousands):

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Line of credit	$—	$—	$—	$—	$—
Additional payments for the acquisition of Encore Group	419	240	179	—	—
Notes payable for the purchase of Clarent	3,000	—	3,000		—
Convertible subordinated debentures	4,500	4,500	—	—	—
Senior unsecured convertible debentures	13,500	—	6,187	7,313	—
Operating leases:
Continuing operations	7,902	2,090	3,140	2,672	—
Discontinued operations	4,568	1,736	2,117	715	—

Total contractual cash obligations	$33,889	$8,566	$14,623	$10,700	$—

     Note, this table excludes interest expense and sublease rentals and assumes that leases are not renewed. The Company has outstanding stand-by letters of credit in the amount of $1.6 million at March 31, 2005.

Sources of Cash

     For the remainder of 2005, the Company expects that its primary sources of cash will be from cash on hand, interst and principal payment on its note receivable from the sale of MCK and borrowings under the Company’s Amended Credit Agreement with Silicon. The Company expects that its current operations will not generate positive income from operations before interest, taxes, depreciation, amortization of intangibles and amortization of deferred compensation for 2005. The Company is currently working on several initiatives to significantly reduce the cash used in continuing operations and to ensure that is has sufficient liquidity to cover its needs for the next twelve months.

     The Amended Credit Agreement with Silicon, however, is subject to certain financial covenants (including a minimum tangible net worth covenant) and limitations on the Company’s ability to access funds under the Amended Credit Agreement. If the Company is in violation of the Amended Credit Agreement, or does not have sufficient eligible accounts receivable and inventories to support the level of borrowings it may need, then the Company may be unable to draw on the Amended Credit Agreement to the extent necessary. To the extent the Company does not have borrowing availability under the Amended Credit Agreement, the Company may be required to obtain additional sources of capital, sell assets, obtain an amendment to the Amended Credit Agreement or otherwise restructure its outstanding indebtedness. Additional borrowings other than pursuant to the Amended Credit Agreement must be approved by Silicon and may have to be approved by the holders of the Clarent secured note due in 2008 and the holders of the $13.5 million convertible debentures. If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the Amended Credit Agreement or otherwise restructure its outstanding indebtedness, then the Company may not be able to meet its obligations.

     The Company’s short-term cash needs are for working capital, including cash operating losses, capital expenditures, payments on the convertible subordinated debentures due November 2005 totaling $4.5 million, interest payments on debt outstanding and payments related to discontinued operations. At December 31, 2004, liabilities of discontinued operations included $2.2 million in lease payments related to discontinued operations. The Company expects to pay out approximately $656,000 related to lease payments, net of sublease rentals for discontinued operations in the next twelve months.

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

Interest Rate Risks

The Company’s notes payable and convertible subordinated debentures at March 31, 2005, carry interest rates, which are fixed. The Company’s line of credit with Silicon carries interest rates, which vary with the prime rate. Accordingly, if the Company has any indebtedness outstanding under its line of credit with Silicon, then any increases in Silicon’s prime rate will reduce the Company’s earnings. At March 31, 2005, the Company did not have any indebtedness outstanding under its line of credit with Silicon.

Foreign Currency Risks

Products sold outside of the United States of America are transacted in U.S. dollars and, therefore, the Company is not exposed to foreign currency exchange risk. Transactions with Verso Technologies Canada Inc. and Verso Technologies (UK) Limited, an indirect, wholly owned subsidiary of the Company, present foreign currency exchange risk. The principal transactions are personnel and related costs. The intercompany balance is denominated in U.S. dollars and changes in foreign currency rates would result in foreign currency gains and losses. Using the intercompany balance at March 31, 2005, a 10% strengthening of the U.S. dollar against the Canadian dollar and the British pound would result in a foreign currency transaction loss of approximately $19,000. To date, foreign exchange gains and losses have not been significant.

ITEM 4: CONTROLS AND PROCEDURES

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, as required by paragraph (b) of Rules 13(a)-15 or 15(d)-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

     During the quarter ended March 31, 2005, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Except for the pending matters described in Note 16 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business, and the Company does not expect these ordinary routine claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company. There has been no material developments regarding the pending matters described in Note 16 to the Company’s audited consolidated financial statements included in the Annual Report during the three months ended March 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On January 21, 2005 the Company issued 95,030 shares of its common stock to Clunet R. Lewis as compensation pursuant to that certain Consulting Agreement between Mr. Lewis and the Company dated as of March 14, 2003. The shares issued to the Mr. Lewis were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto (“Regulation D”). The Company based such reliance upon factual representations made to the Company by Mr. Lewis as to such investor’s investment intent, sophistication, and status as an accredited investor, among other things.

     On January 21, 2005, the Company issued 102,572 shares of its common stock to William P. O’Reilly as compensation pursuant to that certain Consulting Agreement between Mr. O’Reilly and the Company dated as of March 14, 2003. The shares issued to the Mr. Lewis were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D. The Company based such reliance upon factual representations made to the Company by Mr. Lewis as to such investor’s investment intent, sophistication, and status as an accredited investor, among other things.

ITEM 6. EXHIBITS

The exhibits required to be furnished with this quarterly Report are listed on the exhibit index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSO TECHNOLOGIES, INC.

Date: May 9, 2005	/s/ Juliet M. Reising

Executive Vice President and Chief Financial Officer
(duly authorized signatory and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing
2.1	Asset Purchase Agreement dated as of January 21, 2005 with respect to the Registrant’s disposition of its MCK business. (The schedules to the Asset Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

2.2	Asset Purchase Agreement dated as of January 21, 2005 with respect to the Registrant’s disposition of its NACT business. (The schedules to the Asset Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

2.3	Securities Purchase Agreement dated as of February 4, 2005, among the Registrant and each of the Investors signatory thereto. (The schedules to the Securities Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.

2.4	Asset Purchase Agreement dated as of February 23, 2005 by and among the Registrant, WSECI, Inc. and the shareholders of WSECI, Inc. (The schedules to the Asset Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.

3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-18 (File No. 33-51456).

3.2	Amendment to the Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 2, 2000.

Exhibit No.	Exhibit	Method of Filing
3.3	Amendment to the Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 19, 2001.

3.4	Bylaws of the Registrant, as amended.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).

3.5	Amendment to the Bylaws of the Registrant, as amended.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 19, 2001.

3.6	Amendment to the Bylaws of the Registrant, as amended.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 9, 2004.

3.7	Bylaws of the Registrant, as amended and currently in effect.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed November 9, 2004.

4.1	Form of 6% Senior Unsecured Convertible Debenture dated February 4, 2005 issued in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.

4.2	Form of Series A Warrant dated February 4, 2005 to purchase shares of the Registrant’s common stock issued in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.

4.3	Form of Series B Warrant dated February 4, 2005 to purchase shares of the Registrant’s common stock issued in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.

4.4	Form of Registration Rights Agreement among the Registrant and the investors signatory thereto entered into in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.

Exhibit No.	Exhibit	Method of Filing
4.5	Form of warrant to purchase the Registrant’s common stock issued to certain placement agents in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.6	Form of warrant to purchase the Registrant’s common stock which may become issuable to certain placement agents in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.7	Form of Registration Rights Agreement executed in connection with the closing of the transactions contemplated by the Asset Purchase Agreement dated as of February 23, 2005 by and among the Registrant, WSECI, Inc. and the shareholders of WSECI, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005

10.1	Assignment and Assumption Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the U.K. assets.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.2	Assignment and Assumption Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the U.S. assets.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.3	Assignment and Assumption Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the Canadian assets.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.4	Bill of Sale dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the U.K. assets.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.5	Bill of Sale dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the U.S. assets.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.6	Bill of Sale dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the Canadian assets.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

Exhibit No.	Exhibit	Method of Filing
10.7	Secured Convertible Promissory dated January 21, 2005 issued to the Registrant in principal amount of $3.5 million in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.8	Security Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.9	Copyright Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.10	Domain Name Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.10 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.11	Patent Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.11 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.12	Trademark Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.12 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.13	Bill of Sale dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.13 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.14	Copyright Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.14 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.15	Trademark Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.15 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.16	Patent Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.16 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.17	License Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition	Incorporated by reference to Exhibit 99.17 to the

Exhibit No.	Exhibit	Method of Filing
	of its NACT business.	Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.18	Reciprocal Reseller Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.18 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.19	Call Center Services Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.19 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005

10.20	Instrument of Assignment, Agreement and Consent dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.20 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.21	Cash Collateral Agreement dated as of February 4, 2005 between the Registrant, the investors signatory thereto and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.

10.22	Form of Seller Non-competition Agreement executed in connection with the closing of the transactions contemplated by the Asset Purchase Agreement dated as of February 23, 2005 by and among the Registrant, WSECI, Inc. and the shareholders of WSECI, Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.

10.23	Bill of Sale, Assignment and Assumption Agreement Seller executed in connection with the closing of the transactions contemplated by the Asset Purchase Agreement dated as of February 23, 2005 by and among the Registrant, WSECI, Inc. and the shareholders of WSECI, Inc.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.

10.24	Non-qualified Stock Option entered into March 15, 2005 and effective November 3, 2004 to purchase 500,000 shares of the Registrant’s common stock granted to Lewis Jaffe. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report filed on March 21, 2005 and amended on April 28, 2005.

10.25	Non-qualified Stock Option entered into March 15, 2005 and effective November 3, 2004 to purchase 250,000 shares of the Registrant’s common stock granted to Lewis Jaffe. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report filed on March 21, 2005 and amended on April 28, 2005.

10.26	Non-qualified Stock Option entered into March 15, 2005 and effective November 3, 2004 to purchase 250,000 shares of the Registrant’s common stock granted to Lewis Jaffe. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report filed on March 21, 2005 and amended on April 28, 2005.

10.27	Non-qualified Stock Option entered into March 15,	Incorporated by reference to

Exhibit No.	Exhibit	Method of Filing
	2005 and effective November 19, 2004 to purchase 250,000 shares of the Registrant’s common stock granted to Montgomery Bannerman. Represents an executive compensation plan or arrangement.	Exhibit 99.8 to the Registrant’s Current Report filed on March 21, 2005 and amended on April 28, 2005.

10.28	Amendment to Loan Documents dated March 15, 2005, among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc., Needham (Delaware) Corp. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report filed on March 21, 2005 and amended on April 28, 2005.

10.29	Amendment to Loan Documents (Exim Program) dated March 15, 2005, among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report filed on March 21, 2005 and amended on April 28, 2005.

10.30	Borrower Agreement dated March 15, 2005, among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report filed on March 21, 2005 and amended on April 28, 2005.

10.31	Amended and Restated Secured Promissory Note dated March 15, 2005, in principal amount of $10.0 million, made by the Registrant, Provo Prepaid (Delaware) Corp. and Telemate.Net Software, Inc. in favor of Silicon Valley Bank.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report filed on March 21, 2005 and amended on April 28, 2005.

10.32	Assumption Agreement dated April 14, 2005, among the Registrant, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Filed herewith.

Exhibit No.	Exhibit	Method of Filing
10.33	Borrower Agreement dated April 14, 2005, among the Registrant, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Filed herewith.

10.34	Amended and Restated Secured Promissory Note dated April 14, 2005, in principal amount of $10.0 million, made by the Registrant, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp. and Telemate.Net Software, Inc. in favor of Silicon Valley Bank.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer.	Filed herewith.