Form 10-Q
period 2005-06-30
VERSO TECHNOLOGIES INC
filed 2005-08-09
CIK 797448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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
Number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of August 8, 2005: 134,628,400.

VERSO TECHNOLOGIES, INC.
FORM 10-Q

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$11,193	$4,234
Restricted cash	1,620	—
Accounts receivable, net of allowance for doubtful accounts of $382 and $255, respectively	4,243	3,961
Inventories	4,227	5,362
Other current assets	2,177	1,451
Current portion of note receivable	432	—
Assets held for sale	—	8,995

Total current assets	23,892	24,003

Property and equipment, net of accumulated depreciation and amortization of $7,236 and $7,047, respectively	3,187	3,879
Investment	677	729
Note receivable, net of current portion	3,068	—
Other intangibles, net of accumulated amortization of $1,256 and $921, respectively	2,908	2,304
Goodwill	2,514	2,514

Total assets	$36,246	$33,429

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,718	$2,095
Accrued compensation	1,107	1,356
Accrued expenses	2,189	1,973
Current portion of accrued loss on sublease	1,226	—
Current portion of liabilities of discontinued operations	2,287	1,552
Liabilities held for sale	—	2,001
Convertible subordinated debentures	4,391	4,254
Unearned revenue and customer deposits	2,698	3,157

Total current liabilities	15,616	16,388

Accrued loss on sublease, net of current portion	1,314	—
Liabilities of discontinued operations, net of current portion	954	1,461
Other long-term liabilities	131	229
Notes payable, net of current portion	2,747	2,711
Convertible debentures	9,440	—

Total liabilities	30,202	20,789

Shareholders’ equity:
Preferred stock,no par value, 1,000,000 shares authorized; 780,000 shares issued and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 134,628,400 and 133,243,205 shares issued and outstanding	1,346	1,332
Additional paid-in capital	328,547	322,971
Stock payable	61	128
Accumulated deficit	(323,830)	(311,931)
Deferred compensation	—	(7)
Accumulated other comprehensive income (loss) — foreign currency translation	(80)	147

Total shareholders’ equity	6,044	12,640

Total liabilities and shareholders’ equity	$36,246	$33,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Revenue:
Products	$4,603	$2,077	$7,342	$8,691
Services	3,910	4,554	7,778	9,039

Total revenue	8,513	6,631	15,120	17,730

Cost of revenue:
Products:
Product costs	2,257	1,034	3,598	3,558
Amortization of intangibles	147	69	215	138

Total cost of product	2,404	1,103	3,813	3,696
Services	2,355	2,594	4,690	5,187

Total cost of revenue	4,759	3,697	8,503	8,883

Gross profit:
Products	2,199	974	3,529	4,995
Services	1,555	1,960	3,088	3,852

Total gross profit	3,754	2,934	6,617	8,847

Operating expenses:

General and administrative	2,468	2,982	5,054	5,818
Sales and marketing	2,049	2,409	4,195	4,365
Research and development	1,737	1,806	3,421	3,387
Depreciation and amortization	580	678	1,240	1,447
Reorganization costs	—	—	124	584
Reorganization costs — loss on sublease	2,550	—	2,550	—
Reorganization costs — stock related	—	—	—	570

Total operating expenses	9,384	7,875	16,584	16,171

Operating loss from continuing operations	(5,630)	(4,941)	(9,967)	(7,324)

Other income (expense), net:

Other income (expense)	(24)	103	(18)	124

Equity in loss of investment	(23)	(45)	(51)	(63)

Interest expense, net	(723)	(267)	(1,297)	(532)

	(770)	(209)	(1,366)	(471)

Loss from continuing operations before income taxes	(6,400)	(5,150)	(11,333)	(7,795)

Income taxes	—	—	—	—

Loss from continuing operations	(6,400)	(5,150)	(11,333)	(7,795)

Loss from discontinued operations	—	(1,130)	(566)	(2,221)

Net loss	$(6,400)	$(6,280)	$(11,899)	$(10,016)

Net loss per common share — basic and diluted:
Loss from continuing operations	$(0.05)	$(0.04)	$(0.09)	$(0.06)
Loss from discontinued operations	—	(0.01)	(0.00)	(0.02)

	$(0.05)	$(0.05)	$(0.09)	$(0.08)

Weighted average shares outstanding — basic and diluted	134,440,552	132,952,430	133,919,633	129,923,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(Unaudited)

	For the six months ended June 30,
	2005	2004
Operating Activities:

Continuing operations:
Net loss from continuing operations	$(11,333)	$(7,795)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by continuing operating activities:
Equity in loss of investment	52	63
Depreciation and amortization	1,455	1,585
Provision for doubtful accounts	75	191
Amortization of loan fees and discount on convertible subordinated debentures	844	258
Reorganization costs — loss on sublease	2,550	—
Reorganization costs — stock related	—	570
Other	(5)	(19)
Changes in current operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(264)	2,325
Inventories	1,135	(1,973)
Other current assets	146	58
Accounts payable	(377)	(179)
Accrued compensation	(249)	265
Accrued expenses	(177)	168
Unearned revenue and customer deposits	(459)	(655)

Net cash used in continuing operating activities	(6,607)	(5,138)

Discontinued operations:
Loss income from discontinued operations	(566)	(2,221)
Adjustment to reconcile loss from discontinued operations to net cash used in discontinued operating activities	(405)	4,317

Net cash (used in) provided by discontinued operating activities	(971)	2,096

Net cash used in operating activities	(7,578)	(3,042)

Investing Activities:

Continuing operations:
Net cash (used in) provided by investing activities for continuing operations - Purchases of property and equipment	(397)	(804)
Purchase of WSECI	(244)	—
(Increase) decrease in restricted cash	(1,620)	2,197

Net cash (used in) provided by investing activities for continuing operations	(2,261)	1,393

Discontinued operations:
Purchases of property and equipment	—	(237)
Proceeds from sale of discontinued operations	4,015	—
Acquisition of MCK Communications, Inc., net of cash acquired	—	(3,859)

Net cash provided by (used in) investing activities for discontinued operations	4,015	(4,096)

Net cash provided by (used in) investing activities	1,754	(2,703)

Financing Activities:
Proceeds from convertible debentures, net	12,757	—
Payments of notes payable	—	(350)
Proceeds from private placement, net	—	16,474
Proceeds from issuances of common stock in connection with the exercise of options and warrants, net	42	151

Net cash provided by financing activities	12,799	16,275

Effect of exchange rate changes on cash	(16)	1

Increase in cash and cash equivalents	6,959	10,531

Cash and cash equivalents at beginning of period	4,234	7,654

Cash and cash equivalents at end of period	$11,193	$18,185

Supplemental disclosure of cash flow information:

Cash payments (receipts) during the periods for:
Interest	$363	$178

Income taxes	$(38)	$(222)

Non-cash investing and financing activities
Common stock consideration for acquisitions:
WSECI — issuance of 950,000 shares of common stock	$331	$—
Issuance of note receivable in disposition of MCK	3,500
Common stock and compensatory options issued in reorganization	—	570
Issuance of warrants in conjunction with convertible debentures	5,084	—
Issuance of common stock and warrants in exchange for services	694	133
Assets acquired and liablities assumed in conjunction with business acquisitions:
Fair value of assets acquired, excluding cash and restricted cash	1,084	—
Liabilities assumed	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC AND SUBSIDIARIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
1.	BASIS OF PRESENTATION

Verso Technologies, Inc. and subsidiaries (the “Company”) is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s continuing operations include two separate business segments (i) the Packet-based Technologies Group, which includes the Company’s softswitching division, the Company’s Netperformer division, the Company’s subsidiary Telemate.Net Software, Inc. (“Telemate.Net”) and the Company’s I-Master division; and (ii) the Advanced Applications Services Group, which includes the Company’s technical applications support group. The Packet-based Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Packet-based Technologies Group offers hardware and software for companies seeking to build private, packet-based voice and data networks. Additionally, the Packet-based Technologies Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices. The Advanced Applications Services Group includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Packet-based Technologies Group.

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

The consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including Telemate.Net Software, Inc. (“Telemate.Net”); Clarent Canada Ltd., now known as Verso Technologies Canada Inc. (“Verso Canada”), MCK and NACT are reflected in discontinued operations. These subsidiaries were acquired and were all accounted for as purchases (see Note 2).

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
June 30, 2005
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

The preliminary allocation of the costs of the acquisition of WSECI are as follows (in thousands):

WSECI
Property and equipment	$61
Accounts receivable	100
Other intangibles	939

Cost of acquisition	$1,100

Pro Forma Effect of WSECI, Inc.
The Company formed a strategic partnership with WSECI in the latter half of 2004 and, therefore, the results of WSECI have been included in the Company’s consolidated results beginning October 1, 2004. The following unaudited pro forma information presents the results of continuing operations of the Company for the three and six months ended June 30, 2004, as if the acquisition of substantially all of the operating assets of WSECI had taken place on January 1, 2004 (in thousands, except per share amounts):

	Three months	Three months
	ended	ended
	June 30, 2004	June 30, 2004
Revenues	$6,689	$17,912
Net loss from continuing operations	$(5,190)	$(7,812)
Net loss from continuing operations per common share — basic and diluted	$(0.04)	$(0.06)
Weighted average shares outstanding - basic and diluted	133,902,430	130,873,784

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(Unaudited)
3.	EQUITY INVESTMENT

On October 1, 2002, the Company acquired a 51% interest in Shanghai BeTrue Infotech Co., Ltd. (“BeTrue”). The remaining 49% interest in BeTrue is owned by Shanghai Tangsheng Investments & Development Co. Ltd (“Shanghai Tangsheng”). The joint venture provides the Company with a distribution channel in the China and Asia-Pacific region for the Company’s application-based Voice over Internet Protocol (“VoIP”) gateway solutions, billing systems, value-added applications and web filtering solutions. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated. The Company determined that since BeTrue was a business, BeTrue did not fall under the scope of the Financial Accounting Standards Board Interpretation No. 46 “R”, “Consolidation of Variable Interest Entities” and there was no impact on the Company’s financial position or results of operations.

The Company purchased the 51% interest in BeTrue for $100,000 from NeTrue Communications, Inc., Shanghai Tangsheng’s former joint venture partner. The Company also contributed to the joint venture certain next-generation communication equipment and software valued at approximately $236,000 and cash in the amount of $100,000.

Summarized financial information reported by this affiliate for the three and six months ended June 30, 2005 and 2004 (in thousands) are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating results:
Revenues	$195	$130	$664	$660

Operating loss	$(44)	$(88)	$(100)	$(116)

Net loss	$(44)	$(88)	$(100)	$(103)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(Unaudited)
4.	DISCONTINUED OPERATIONS

In January 2005, the Company sold substantially all of the operating assets of its NACT and MCK businesses to better focus the Company’s capital and management resources on areas which the Company believes have greater potential given its strategy to focus on next-generation network and solutions to improve cash utilization. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company believes that the I-Master platform which the Company acquired from WSECI in March 2005, after forming a strategic partnership with WSECI in the latter half of 2004, permits the Company to offer a better solution. Further, the Company disposed of its MCK business because the Company intends to focus on next-generation solutions for service providers and the products of the MCK business did not fit that profile. The operations of NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements.

The loss on the sale of the NACT business totaled $11.4 million. The loss includes a reduction in net asset values of approximately $10.9 million and a provision for estimated closing costs and expenses of approximately $500,000. The loss on the sale of the MCK business totaled $3.4 million. The loss includes a reduction in net asset values of approximately $2.9 million and a provision for estimated closing costs and expenses of approximately $500,000.

Summary operating results of the discontinued operations (in thousands) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue	$—	$4,705	$212	$10,167

Gross (loss) profit	—	2,212	(27)	4,802

Operating loss	—	(1,135)	(566)	(2,252)

Loss from discontinued operations	$—	$(1,130)	$(566)	$(2,221)

The operating loss from discontinued operations in the three months ended June 30, 2004 includes general and administrative costs of $540,000, sales and marketing costs of $1.2 million, research and development costs of $1.3 million, depreciation and amortization of $331,000 and other income of $4,000.
The operating loss from discontinued operations in the six months ended June 30, 2005 includes general and administrative costs of $97,000, sales and marketing costs of $104,000, research and development costs of $275,000 and depreciation and amortization of $61,000.
The operating loss from discontinued operations in the six months ended June 30, 2004 includes general and administrative costs of $1.5 million, sales and marketing costs of $2.4 million, research and development costs of $2.5 million, depreciation and amortization of $668,000 and other income of $30,000.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(Unaudited)
4.	DISCONTINUED OPERATIONS, Continued

The assets and liabilities of NACT and MCK were classified as assets held for sale at December 31, 2004 and the significant components (in thousands) were as follows:

Accounts receivable, net	$3,085
Inventory	2,901
Other current assets	419
Furniture and equipment, net	977
Goodwill and other intangibles	1,613

Assets held for sale	$8,995

Accounts payable	$163
Accrued compensation	465
Unearned revenue and customer deposits	1,127
Other current liabilities	246

Liabilities held for sale	$2,001

Assets and liabilities of discontinued operations (in thousands) are as follows:

	June 30,	December 31,
	2005	2004
Assets of discontinued operations:
Notes receivable	$3,500	$—

Liabilities of discontinued operations:
Accrued rent	$2,039	$2,384
Other current liabilities	1,202	629

Liabilities of discontinued operations	$3,241	$3,013

In connection with the disposition of the MCK business, CITEL Technologies Limited (“Citel U.K.”) and CITEL Technologies, Inc. (“Citel U.S.” and together with CITEL U.K., “CITEL”) issued to the Company a convertible secured promissory note in principal amount of $3.5 million (the “Note”). The outstanding principal under the Note accrues interest at an annual rate of 6% and is payable along with all interest accrued thereon in fourteen monthly payments of $60,000 commencing on July 21, 2005 followed by sixteen monthly payments of $75,000, with all remaining outstanding principal and interest under the Note payable on January 21, 2008. Under certain circumstances described in the Note, all or any portion of the principal outstanding under the Note may be converted at the Company’s option into shares of the capital stock of CITEL U.K. CITEL U.K.’s and CITEL U.S.’ obligations under the Note are secured by a security interest in certain assets sold to CITEL.
Accrued rent relates primarily to several leases for buildings and equipment that are no longer being utilized in continuing operations. The accrual is for all remaining payments due on these leases, less estimated amounts to be paid by any sublessors. The accrual contains one lease with total payments remaining through January 31, 2010 of $1.9 million and assumes that the building will be sub-leased for approximately 57% of the total lease liability over the remaining term of the lease and one lease with total payments remaining through March 31, 2007 of $2.4 million, discounted at 6%, which has been sub-leased for approximately 65% of the total lease liability over the remaining term of the lease.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(Unaudited)
4.	DISCONTINUED OPERATIONS, Continued

The activity in the liabilities of discontinued operations (in thousands) for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Balance beginning of period	$3,504	$4,395	$3,013	$4,579

Lease payments, net of sublease receipts	(124)	(173)	(343)	(275)
Other payments	(9)	(890)	(120)	(972)
Estimated costs of disposal of discontinued operations	—	—	1,000	—
Legal and other costs of disposal	(130)	—	(309)	—

Balance June 30	$3,241	$3,332	$3,241	$3,332

5.	INVENTORIES

Inventories consist primarily of purchased electronic components, and are stated at the lower of cost or market. Cost is determined by using average cost.

Inventories as of June 30, 2005 and December 31, 2004 are comprised of the following (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$3,268	$3,315
Work in process	5	9
Finished goods	954	2,038

Total inventories	$4,227	$5,362

The inventory amounts noted are net of allowance of $910,000 and $2.7 million at June 30, 2005 and December 31, 2004, respectively.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
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

Goodwill and other intangible assets consist of the following (in thousands):

	Amortization	June 30,	December 31,
	Period in months	2005	2004
Intangibles subject to amortization:
Current technology	36 months	$1,760	$821
Customer relationship	120 months	2,403	2,403

Weighted average months	85 months	4,163	3,224

Accumulated amortization:
Current technology		(655)	(440)
Customer relationship		(600)	(480)

Net intangibles subject to amortization		2,908	2,304

Goodwill		2,514	2,514

Total goodwill and other intangibles		$5,422	$4,818

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(Unaudited)
7.	LOAN FACILITY WITH SILICON VALLEY BANK

In March 2005, the Company and Silicon Valley Bank, the Company’s primary lender, renewed, and in June and July 2005 further amended, the Company’s credit facility with Silicon in connection with the disposition of the MCK and NACT businesses, the sublease of the Company’s facilities in Atlanta, Georgia and the restructuring of the Company’s 7.5% convertible subordinated debentures (as amended, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a credit line of $7.5 million through September 30, 2005 at which time it will increase to $10.0 million subject to the Company meeting certain financial criteria. The working capital line includes an export-import (“EX-IM”) facility that will provide for working capital based on the Company’s international accounts receivable and inventories related to export sales. The Company’s borrowings under the Amended Credit Agreement are secured by substantially all of the assets of the Company. Interest on borrowings under the Amended Credit Agreement is computed at 2.25% above Silicon’s Base Rate, with a minimum Base Rate of 4.25% (6.75% at June 30, 2005). The Amended Credit Agreement provides for up to $2.5 million in letters of credit. Advances are limited by a formula based on eligible receivables, inventories, certain cash balances, outstanding letters of credit and certain subjective limitations. Interest payments are due monthly, and the Amended Credit Agreement expires in March 2006. The Amended Credit Agreement includes a loan fee of $130,000 and .375% per annum on unused available borrowings. The loan fees will be amortized to interest expense over the term of the Amended Credit Agreement. Under the terms of the Amended Credit Agreement, the Company must maintain a minimum cash and excess availability covenant, computed monthly, and may not declare dividends or incur any additional indebtedness without the consent of Silicon, and must comply with other financial covenants, as defined in the Amended Credit Agreement. The Company was in compliance with these covenants as of June 30, 2005.

The Company had no borrowings under the Amended Credit Agreement as of June 30, 2005. The availability under the Amended Credit Agreement at June 30, 2005 was $5.9 million. The Company has outstanding letters of credit in the amount of $1.6 million at June 30, 2005, which would reduce borrowing capacity under the Amended Credit Agreement.

8.	SENIOR UNSECURED CONVERTIBLE DEBENTURES

On February 4, 2005, the Company completed a private placement of senior unsecured convertible debentures and warrants pursuant to a securities purchase agreement with certain institutional investors. The Company issued $13.5 million of senior unsecured convertible debentures, Series A warrants exercisable for 10.8 million shares of the Company’s common stock and Series B warrants exercisable for 10.0 million shares of the Company’s common stock. The debentures have been discounted to reflect the fair value of the warrants issued, totaling approximately $5.1 million. The discount is being amortized to interest expense over the life of the senior unsecured convertible debentures. The unamortized discount totaled approximately $4.1 million at June 30, 2005. The senior unsecured convertible debentures bear interest at a rate of 6% per annum and are due February 2009 and are convertible into approximately 27.0 million shares of the Company’s common stock at an initial conversion price of $0.50 per share, subject to anti-dilution adjustments and certain limitations. Interest is payable on a quarterly basis beginning April 2005 and principal is payable on a quarterly basis beginning August 2006. The Series A warrants issued in connection with the private placement are exercisable for a period of five years commencing on February 4, 2005 and at an exercise price of $0.72 per share. The Series B warrants issued in connection with the private placement are exercisable for a period of 90 days, commencing on June 16, 2005, and have an exercise price of $0.78 per share. The Company paid certain private placement fees and attorney’s fees totaling $993,000 and issued Series A warrants, on the same terms as disclosed above, exercisable for 1.5 million shares of the Company’s stock with a value of $561,000, in connection with the private placement. The fees were recorded as prepaid loan origination fees and are being amortized to interest expense over the term of the debentures. The unamortized fees totaled approximately $1.4 million at June 30, 2005. In connection with the private placement, the Company received net proceeds of approximately $12.5 million, including $1.6 million in restricted cash, net of expenses.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(Unaudited)
9.	OTHER COMPREHENSIVE LOSS

Comprehensive loss for the three and six months ended June 30, 2005 and 2004 is shown in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss	$(6,400)	$(6,280)	$(11,899)	$(10,016)
Other comprehensive loss:
Foreign currency translation	(36)	(52)	(227)	(111)

Comprehensive loss	$(6,436)	$(6,332)	$(12,126)	$(10,127)

10.	SEGMENT INFORMATION

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

Packet-based
Technologies
Group:	The Packet-based Technologies Group consists of the operations of the Company’s softswitching, I-Master and Netperformer divisions and the Company’s subsidiary Telemate.Net. The Packet-based Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Packet-based Technologies Group offers hardware and software based solutions for companies seeking to build private, packet-based voice and data networks. Additionally, the Packet-based Technologies Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices.

Advanced Applications
Services
Group:	The Advanced Applications Services Group, consists of the Company’s technical applications support group which was previously included as part of the Enterprise Solutions Group, and includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Packet-based Technologies Group.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(Unaudited)
10.	SEGMENT INFORMATION, Continued

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Packet-based	Advanced
	Technologies	Application
	Group	Services Group	Total
For the Three Months Ended June 30, 2005
Revenue	$5,984	$2,529	$8,513
(Loss) contribution before unallocated items	(1,247)	544	(703)

At June 30, 2005
Goodwill	1,061	1,453	2,514
Total assets	10,722	3,988	14,710

For the Three Months Ended June 30, 2004
Revenue	$3,350	$3,281	$6,631
(Loss) contribution before unallocated items	(2,864)	940	(1,924)

At December 31, 2004
Goodwill	1,061	1,453	2,514
Total assets	11,104	4,027	15,131
     The following table reconciles the contribution before unallocated items to the loss before discontinued operations (in thousands):

	Three months ended June 30,
	2005	2004
Loss before unallocated items, per above	$(703)	$(1,924)
Corporate general and administrative expenses	(1,747)	(2,228)
Corporate research and development	(50)	(111)
Depreciation and amortization	(580)	(678)
Reorganization costs — loss on sublease	(2,550)	—
Other	(770)	(209)
Income taxes	—	—

Loss from continuing operations	$(6,400)	$(5,150)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(Unaudited)
10.	SEGMENT INFORMATION, Continued

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Packet-based	Advanced
	Technologies	Application
	Group	Services Group	Total
For the Six Months Ended June 30, 2005
Revenue	$10,056	$5,064	$15,120
(Loss) contribution before unallocated items	(3,521)	1,135	(2,386)

For the Six Months Ended June 30, 2004
Revenue	$11,303	$6,427	$17,730
(Loss) contribution before unallocated items	(2,164)	1,724	(440)
The following table reconciles the contribution before unallocated items to the loss before discontinued operations (in thousands):

	Six months ended June 30,
	2005	2004
Loss before unallocated items, per above	$(2,386)	$(440)
Corporate general and administrative expenses	(3,560)	(4,126)
Corporate research and development	(107)	(157)
Depreciation and amortization	(1,240)	(1,447)
Reorganization costs	(124)	(584)
Reorganization costs — loss on sublease	(2,550)	—
Reorganization costs-stock related	—	(570)
Other	(1,366)	(471)
Income taxes	—	—

Loss from continuing operations	$(11,333)	$(7,795)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(Unaudited)
10.	SEGMENT INFORMATION, Continued

The following table reconciles the segment total assets to the Company’s total assets:

	June 30,	December 31,
	2005	2004
Total assets before unallocated items, per above	$14,710	$15,131
Corporate assets:
Cash and cash equivalents	11,170	4,234
Restricted cash	1,620	—
Current portion of notes receivable	432	—
Other current assets	1,961	1,253
Assets held for sale	—	8,995
Property and equipment, net	2,608	3,087
Investment	677	729
Notes receivable, net of current portion	3,068	—

	$36,246	$33,429

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

	Canada	United States	Total
For the Three Months Ended June 30, 2005
Revenue	$—	$8,513	$8,513
Loss before unallocated items	(1,160)	457	(703)

For the Three Months Ended June 30, 2004
Revenue	$—	$6,631	$6,631
Loss before unallocated items	(947)	(977)	(1,924)

For the Six Months Ended June 30, 2005
Revenue	$—	$15,120	$15,120
Loss before unallocated items	(2,352)	46	(2,306)

For the Six Months Ended June 30, 2004
Revenue	$—	$17,730	$17,730
(Loss) contribution before unallocated items	(1,888)	1,448	(440)

At June 30, 2005
Total Assets	534	35,712	36,246

At December 31, 2004
Total Assets	704	32,725	33,429

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(Unaudited)
11.	REORGANIZATION COSTS

In the second quarter of 2005, the Company entered into a sublease agreement with an unrelated party to sublease excess office space at its facility in Atlanta, Georgia. The excess space was primarily due to reductions in the corporate staffing over the past year. As a result of these actions, the Company recorded an accrual for all remaining payments due on this lease, less amounts to be paid by the sublessor. There is one lease with total payments remaining through January 31, 2010 of $3.5 million and the sublease has total payments of $1.6M over the remaining term of the lease. The Company recorded reorganization costs of $2.6 million during the three months ended June 30, 2005. The charge represents the difference between the lease and the sublease for the entire remaining term, as well as write-offs for furniture and leasehold improvements. The Company expects to save approximately $1.6 million over the remaining term of the original lease, which expires January 31, 2010.

In January 2005, the Company disposed of substantially all of the operating assets of NACT and MCK, which resulted in six corporate positions being eliminated. The Company recorded reorganization costs of $124,000 during the three months ended March 31, 2005.

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

The Company has a stock option plan for employees, members of the board of directors, consultants, and other individual contributors to the Company. In addition, in connection with various financing and acquisition transactions, and for services provided to the Company, the Company has issued warrants to purchase the Company’s common stock. A summary of stock options and warrants outstanding at June 30, 2005 is as follows:
OPTIONS AND WARRANTS ISSUED TO EMPLOYEES

	Options and Warrants Outstanding		Options and Warrants Exercisable
Range of Exercise	Outstanding at	Weighted Average	Exercisable at	Weighted Average
Prices	June 30, 2005	Exercise Price	June 30, 2005	Exercise Price
$0.19-$0.50	3,021,761	$0.42	2,447,761	$0.43
$0.51-$1.00	1,959,453	$0.64	754,578	$0.64
$1.01-$1.50	860,600	$1.31	524,115	$1.35
$1.51-$2.13	773,605	$1.73	724,855	$1.73
$2.14-$2.14	3,762,500	$2.14	3,762,500	$2.14
$2.15-$3.05	271,970	$2.76	271,220	$2.76
$3.06-$4.00	1,394,359	$3.42	1,179,109	$3.42
$4.01-$5.00	1,156,880	$4.21	1,154,130	$4.21
$5.01-$18.00	661,455	$6.76	661,455	$6.76

Total	13,862,583	$2.01	11,479,723	$2.24

Options and warrants issued to employees generally terminate ten years from the date of grant. Termination dates on the options and warrants listed above range from July 1, 2005 to June 30, 2015.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(Unaudited)
12.	STOCK OPTIONS AND WARRANTS, Continued

A summary of the status of stock options and warrants granted to employees as of June 30, 2005, and the changes during the six months ended June 30, 2005 is presented below :

	Number of	Weighted
	Shares of	Average
	Underlying	Exercise
	Options	Prices

Outstanding at beginning of the period	16,210,941	$2.04

Granted	544,750	0.43

Exercised	(81,833)	0.19

Forfeited	(2,811,275)	2.92

Expired	—	—

Outstanding at end of period	13,862,583	$2.01

Exercisable at end of period	11,479,723	$2.24

This does not reflect options totaling 3.3 million for options issued in July to all employees except the Chief Executive Officer, President, Chief Financial Officer and Senior Vice President — Strategic Initiatives and to the outside board members. The employee options were issued at a fair market value of $0.29 and the board of director options at $0.50 and $1.00.
A summary of warrants issued primarily in connection with financing is as follows:

	Number of	Weighted Average
Exercise Price	Outstanding Warrants	Exercise Price	Expiration Date
$0.01	37,532	$0.01	September 2005-October 2006
$0.72	12,312,000	$0.72	February 2010
$0.78	10,000,000	$0.78	September 2005
$1.34-$1.50	1,491,432	$1.35	January 2006
$1.81-$2.81	3,119,961	$2.02	July 2005-February 2011
$4.03-$5.25	2,120,374	$4.13	November 2005-October 2006
$5.65	4,502,811	$5.65	August 2005-September 2005
$6.00	150,000	$6.00	October 2006

Total	33,734,110	$1.78

All warrants are vested.
The exercise price and number outstanding for certain warrants previously issued have been adjusted according to their antidilution provisions.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(Unaudited)
12.	STOCK OPTIONS AND WARRANTS, Continued

A summary of the status of warrants issued primarily in connection with financing as of June 30, 2005, and the changes during the three months ended June 30, 2005 is presented below :

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

If the Company had used the fair value-based method of accounting for its stock option and incentive plans and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, then the pro-forma net loss and net loss per common share would have been as follows (in thousands, except for per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net loss, as reported	$(6,400)	$(6,280)	$(11,899)	$(10,016)
Add: Stock-based compensation expense included in net loss	—	90	7	256
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(187)	(767)	91	(1,230)
Pro forma net loss	$(6,587)	$(6,957)	$(11,801)	$(10,990)

Net loss per common share
As reported	$(0.05)	$(0.05)	$(0.09)	$(0.08)
Pro forma	(0.05)	(0.05)	(0.09)	(0.08)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(Unaudited)
13.	NET LOSS PER SHARE

Basic and diluted net loss per share are computed in accordance with SFAS No. 128, “Earnings Per Share,” using the weighted average number of common shares outstanding. The diluted net loss per share for the three months ended June 30, 2005 does not include the effect of the common stock equivalents, calculated by the treasury stock method, as their impact would be antidilutive. Using the treasury stock method, common stock equivalents are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Shares issuable under stock options	36,954	3,198,440	119,261	3,611,830
Shares issuable pursuant to warrants to purchase common stock	36,237	41,008	36,517	147,345

	73,191	3,239,448	155,778	3,759,175

14.	SUBSEQUENT EVENT

On July 25, 2005, the Company announced that it had restructured its outstanding 7.5% convertible debenture with an aggregate principal amount of $4.5 million due November 22, 2005. Pursuant to the restructuring, $1.1 million of the aggregate principal amount was paid on July 26, 2005, $675,000 will be paid in equal monthly installments between August 1, 2005 and October 1, 2005, $450,000 will be paid on November 22, 2005, and the remaining principal amount of $2.3 million will be paid in equal monthly installments starting January 2006 and continuing through October 2006. The interest rate on the unpaid principal remains at the current rate of 7.5% through November 22, 2005 and then increases to 12% through the remaining term of the amended debentures.

In connection with the restructuring, the Company issued warrants to purchase an aggregate of 4.0 million shares of the Company’s common stock at an exercise price of $0.50 per share exercisable beginning on November 22, 2005. Of these warrants, three million expire January 1, 2007 and are cancelable if the debentures are repaid by November 22, 2005. The remaining one million warrants are not cancelable and have a five year term. The fair value of the warrants issued, totaled approximately $912,000 and will be recorded as other expense in the quarter ended September 30, 2005.

15.	LITIGATION

Except for the pending matters described in Note 16 to the Company’s audited consolidated financial statements included in the Annual Report, the Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business, and the Company does not expect these ordinary routine claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company. There have been no material developments regarding the pending matters described in Note 16 to the Company’s audited consolidated financial statements included in the Annual Report during the six months ended June 30, 2005.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Certain statements in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the “Quarterly Report”) and in future filings by the Company with the SEC and in the Company’s written and oral statements that are not statements of historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “will” and similar expressions are examples of words that identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding our future financial position, business strategy and expected cost savings. These forward-looking statements are based on our current beliefs, as well as assumptions we have made based upon information currently available to us.
     Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:
–	the volatility of the price of the Company’s common stock;

–	the Company may be unable to fund future growth;

–	the Company’s ability to be profitable;

–	the Company’s ability to attract and retain qualified personnel;

–	economic conditions of the telecommunications market;

–	market demand for and market acceptance of the Company’s products;

–	legal claims against the Company, including, but not limited to, claims of patent infringement;

–	the Company’s ability to protect the Company’s intellectual property;

–	defects in the Company’s products;

–	the Company’s obligations to indemnify certain customers;

–	the Company’s exposure to risks inherent in international operations;

–	the Company’s dependence on contract manufacturers and suppliers;

–	general economic and business conditions; and

–	other risks and uncertainties disclosed in the Annual Report and in the Company’s other filings with the SEC.
     All subsequent forward-looking statements relating to the matters described in this Quarterly Report and attributable to us or to persons acting on our behalf are expressly qualified in their entirety by such factors. We have no obligation to publicly update or revise these forward-looking statements to reflect new information, future events, or otherwise, except as required by applicable Federal securities laws, and we caution you not to place undue reliance on these forward-looking statements.
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
     In January 2005, the Company disposed of substantially all of the operating assets of its NACT and MCK businesses to better focus the Company’s capital and management resources on areas which the Company believes have greater potential given its strategy to focus on next-generation network and solutions to improve cash utilization. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company believes that the I-Master platform, which the Company acquired from WSECI in March 2005 after forming a strategic partnership with WSECI in the latter half of 2004, permits the Company to offer a better solution. Further, the Company disposed of its MCK business because the Company intends to focus on next-generation solutions for service providers and the products of the MCK business did not fit that profile. The operations of the NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements.
     The Company believes that the foregoing events significantly affect the comparability of the Company’s results of operations from year to year. You should read the following discussion of the Company’s results of operations and financial condition in conjunction with the Company’s consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report.
Results of Operations
Three Months Ended June 30, 2005, compared to Three Months Ended June 30, 2004
     For the three months ended June 30, 2005, the Company’s net loss totaled $6.4 million, or $0.05 per share, compared with a net loss of $6.3 million, or $0.05 per share, for the same period in 2004. The 2005 results included $2.6 million in reorganization costs related to the sublease of excess office space. The 2004 results included a loss from discontinued operations of $1.1 million.
Continuing Operations
     For the three months ended June 30, 2005, the Company’s net loss from continuing operations totaled $6.4 million, or $0.05 per share, compared with a net loss of $5.2 million, or $0.04 per share, for 2004. The 2005 results included $2.6 million in reorganization costs — loss on sublease.

     Total revenue was $8.5 million in the three months ended June 30, 2005, reflecting a 28% increase from the same period in 2004. Products revenue increased from $2.1 million in the three months ended June 30, 2004, to $4.6 million in the three months ended June 30, 2005. During the three months ended June 30, 2005, the Packet-Based Technologies Group included $760,000 of product revenue related to WSECI, which was acquired by the Company on March 31, 2005. Services revenue was $3.9 million for the three months ended June 30, 2005, reflecting a 14% decrease from the same period in 2004, primarily due to revenue from the Advanced Application Services Group. The decrease in revenue from the Advanced Application Services Group was attributable primarily to a decline in revenue from its largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor, net of new customers added. Gross profit was 44% of revenue in the three months ended June 30, 2005, comparable with the same period in 2004. The increase in gross profit dollars resulted primarily from the increase in revenues.
     Total operating expenses incurred for the three months ended June 30, 2005, were $9.3 million, an increase of $1.5 million compared with the same period in 2004. The increase is primarily attributable to the following items: an increase in reorganization costs — loss on sublease of $2.6 million offset by decreases in general and administrative expenses of $514,000, sales and marketing expenses of $360,000, research and development expenses of $69,000 and depreciation and amortization of $98,000.
     The decrease in general and administrative expenses resulted from a decrease in personnel and related costs due to the disposition of the NACT and MCK business resulting in the consolidation of some corporate functions as well as a decrease in bad debt expense during the three months ended June 30, 2005.
     The decrease in sales and marketing and research and development expenses resulted from the Company’s intention to limit discretionary spending on marketing and research and development programs in the latter half of 2004 and the early part of 2005.
     The decrease in depreciation and amortization expense is primarily related to a decrease in amortization of deferred compensation. The deferred compensation represented the intrinsic value of the Telemate.Net and Cereus Technology Partners, Inc. (“Cereus”) unvested options outstanding at the date of the acquisitions of Telemate.Net and Cereus that was amortized over the remaining vesting period of the options. The deferred compensation became fully-amortized in the first quarter of 2005.
     In the second quarter of 2005, the Company entered into a sublease agreement with an unrelated party to sublease excess office space at its facility in Atlanta, Georgia. The excess space was primarily due to reductions in the corporate staffing over the past year. As a result of these actions, the Company recorded an accrual for all remaining payments due on this lease, less amounts to be paid by the sublessor. There is one lease with total payments remaining through January 31, 2010 of $3.5 million and the sublease has total payments of $1.6M over the remaining term of the lease. The Company recorded reorganization costs of $2.6 million during the three months ended June 30, 2005. The charge represents the difference between the lease and the sublease for the entire remaining term, as well as write-offs for furniture and leasehold improvements. The Company expects to save approximately $1.6 million over the remaining term of the original lease, which expires January 31, 2010.
     As a percent of revenue, operating expenses were 110% during the three months ended June 30, 2005 as compared with 118% for the same period in 2004.
     Other expense was $24,000 during the three months ended June 30, 2005 compared with income of $103,000 for the same period in 2004. Other income was primarily related to the sale of non-operating assets.
     Equity in loss of investment was $23,000 during the three months ended June 30, 2005, compared with $45,000 for the same period in 2004. This amount represents the Company’s portion of BeTrue’s income or losses. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated.
     Net interest expense was $723,000 during the three months ended June 30, 2005, an increase of $456,000 compared with the same period in 2004. The increase was attributable to interest and amortization of the discount and loan origination fees on the $13.5 million of senior unsecured convertible debentures issued in February 2005.

Business Unit Performance

	Packet-based		Advanced
	Technologies		Applications
Dollars in thousands	Group		Services Group		Consolidated
For the Three Months
Ended June 30,	2005	2004	2005	2004	2005	2004
Revenue	$5,984	$3,350	$2,529	$3,281	$8,513	$6,631

Gross profit	2,977	1,698	777	1,236	3,754	2,934

Gross margin	50%	51%	31%	38%	44%	44%
General and administrative	513	499	208	255	721	754
Sales and marketing	2,024	2,368	25	41	2,049	2,409
Research and development	1,687	1,695	—	—	1,687	1,695

(Loss) contribution before unallocated items	$(1,247)	$(2,864)	$544	$940	(703)	(1,924)

Unallocated items:

Corporate general and administrative					1,747	2,228
Corporate research and development					50	111
Depreciation and amortization					580	678
Reorganization costs — loss on sublease					2,550	—

Operating loss					(5,630)	(4,941)

Other					(770)	(209)

Loss before income taxes					$(6,400)	$(5,150)

Packet-based Technologies Group
     Total revenue from the Packet-based Technologies Group revenue was $6.0 million in the three months ended June 30, 2005, a 79% increase from the same period in 2004. During the three months ended June 30, 2005, the Packet-Based Technologies Group included $835,000 of revenue related to WSECI, which was acquired by the Company on March 31, 2005.
     Gross profit increased by $1.3 million in the three months ended June 30, 2005, and was 50% percent of revenue, compared with 51% in the same period in 2004. The increase in gross profit dollars is attributable to the increase in revenue.
     Allocated operating expenses incurred in the Packet-Based Technologies Group for the three months ended June 30, 2005, were $4.2 million, a decrease of $338,000 compared to the same period in 2004. The decrease in sales and marketing and research and development expenses resulted from the Company’s intention to limit discretionary spending on marketing and research and development programs in the latter half of 2004 and the early part of 2005. As a percent of revenue, operating expenses for the Carrier Solutions Group were 71% during the three months ended June 30, 2005, down from 136% during the same period in 2004.

Advanced Applications Services Group
     Total revenue for the Advanced Applications Services Group was $2.5 million in the three months ended June 30, 2005, a 23% decrease from the same period in 2004. The decrease in revenue is related to a decrease in installation services, rebillable travel and outsourced services for hospitality related customers.
     Gross profit decreased by $459,000 in the three months ended June 30, 2005, and was 31% of revenue, compared with 38% of revenue in the same period in 2004. The decrease in gross profit dollars and gross margin percentage was attributable primarily to a decline in revenue from the Advanced Applications Services Group’s largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor, net of new customers added.
     Allocated operating expenses incurred in Advanced Applications Services Group for the three months ended June 30, 2005, were $233,000, a decrease of $63,000 compared with the same period in 2004. The decrease in general and administrative expenses primarily relate to a decrease in personnel and related costs and a reduction in bad debt expense.
Discontinued Operations
     In January 2005, the Company disposed of substantially all of the operating assets of its NACT and MCK businesses to better focus the Company’s capital and management resources on areas which the Company believes have greater potential given its strategy to focus on next-generation network and solutions to improve cash utilization. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company believes that the I-Master platform, which the Company acquired in March 2005 after forming a strategic partnership with WSECI in the latter half of 2004, permits the Company to offer a better solution. Further, the Company disposed of its MCK business because the Company intends to focus on next-generation solutions for service providers and the products of the MCK business did not fit that profile. The operations of the NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements.
     Summary operating results of the discontinued operations (in thousands) are as follows:

	For the three months ended June 30,
	2005	2004
Revenue	$—	$4,705

Gross (loss) profit	—	2,212

Operating loss	—	(1,135)

Loss from discontinued operations	$—	$(1,130)

     The operating loss from discontinued operations in the three months ended March 31, 2004 includes general and administrative costs of $926,000, sales and marketing costs of $1.2 million, research and development costs of $1.2 million, depreciation and amortization of $337,000 and other income of $26,000.
Six months Ended June 30, 2005, Compared to Six Months Ended June 30, 2004
     For the six months ended June 30, 2005, the Company’s net loss totaled $11.9 million, or $0.09 per share, compared with a net loss of $10.0 million, or $0.08 per share, for the same period in 2004. The 2005 results included $2.7 million in reorganization costs and a loss from discontinued operations of $566,000. The 2004 results included $1.2 million in reorganization costs and a loss from discontinued operations of $2.2 million.
Continuing Operations
     For the six months ended June 30, 2005, the Company’s net loss from continuing operations totaled $11.3 million, or $0.09 per share, compared with a net loss of $7.8 million, or $0.06 per share, for 2004. The 2005 results included $2.7 million in reorganization costs. The 2004 results included $2.2 million in reorganization.

     Total revenue was $15.1 million in the six months ended June 30, 2005, reflecting a 15% decrease from the same period in 2004. Products revenue decreased from $8.7 million in the six months ended June 30, 2004, to $7.3 million in the six months ended June 30, 2005. During the six months ended June 30, 2004, the Packet-Based Technologies Group had a large softswitch sale that represented in excess of $4.0 million in revenue, but did not receive such an order in the six months ended June 30, 2005. This was partially offset by the inclusion of $760,000 of product revenue related to WSECI, which was acquired by the Company on March 31, 2005. Services revenue was $7.8 million for the six months ended June 30, 2005, reflecting a 14% decrease from the same period in 2004, primarily due to revenue from the Advanced Application Services Group. The decrease in revenue from the Advanced Application Services Group was attributable primarily to a decline in revenue from its largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor, net of new customers added. Gross profit was 44% of revenue in the six months ended June 30, 2005, compared with 50% of revenue for the same period in 2004. The decrease in gross profit dollars resulted primarily from the decrease in revenues. The decrease in gross profit percentage is due to a decline in revenues across most product lines in relation to fixed departmental costs (primarily personnel and related costs) related to the production and support departments.
     Total operating expenses incurred for the six months ended June 30, 2005, were $16.6 million, an increase of $413,000 compared with the same period in 2004. The increase is primarily attributable to the following items: an increase in reorganization costs — loss on sublease of $2.6 million and research and development expenses of $34,000 offset by decreases in reorganization costs and reorganization costs — stock related of $1.0 million, general and administrative expenses of $764,000, sales and marketing expenses of $170,000 and depreciation and amortization of $207,000.
     The decrease in general and administrative expenses resulted from a decrease in personnel and related costs due to the disposition of the NACT and MCK business resulting in the consolidation of some corporate functions as well as a decrease in bad debt expense during the six months ended June 30, 2005.
     The decrease in sales and marketing expenses resulted from the Company’s intention to limit discretionary spending on marketing programs in the latter half of 2004 and the early part of 2005. Research and development expenses were comparable to the same period in 2004.
     The decrease in depreciation and amortization expense is primarily related to a decrease in amortization of deferred compensation offset by and increase in depreciation. The deferred compensation represented the intrinsic value of the Telemate.Net and Cereus unvested options outstanding at the date of the acquisitions of Telemate.Net and Cereus that was amortized over the remaining vesting period of the options. The deferred compensation became fully-amortized in the first quarter of 2005. The increase in depreciation expense is related to the purchase of furniture and equipment of approximately $1.2 million and $397,000 during the last six months of 2004 and the first six months of 2005, respectively, offset by fully depreciated assets. Capital expenditures are primarily depreciated on a straight-line basis over their estimated useful lives of three years.
     In the second quarter of 2005, the Company entered into a sublease agreement with an unrelated party to sublease excess office space at its facility in Atlanta, Georgia. The excess space was primarily due to reductions in the corporate staffing over the past year. As a result of these actions, the Company recorded an accrual for all remaining payments due on this lease, less amounts to be paid by the sublessor. There is one lease with total payments remaining through January 31, 2010 of $3.5 million and the sublease has total payments of $1.6M over the remaining term of the lease. The Company recorded reorganization costs of $2.6 million during the six months ended June 30, 2005. The charge represents the difference between the lease and the sublease for the entire remaining term, as well as write-offs for furniture and leasehold improvements. The Company expects to save approximately $1.6 million over the remaining term of the original lease, which expires January 31, 2010.
     In the first quarter of 2005, the Company initiated a reorganization as a result of the sale of MCK and NACT and eliminated six corporate positions. As a result of these actions, the Company recorded reorganization costs of $124,000 during the Six months ended June 30, 2005.
     In the first quarter of 2004, the Company terminated a senior executive. As a result of this action, the Company recorded reorganization costs of $1.2 million during the six months ended June 30, 2004. The reorganization costs consist of severance costs of $584,000 and non-cash stock compensation of $570,000 related to the write-off of unamortized deferred compensation.
     As a percent of revenue, operating expenses were 110% during the six months ended June 30, 2005 as compared with 91% for the same period in 2004.

     Other expense was $18,000 during the six months ended June 30, 2005 compared with income of $124,000 for the same period in 2004. Other income was primarily related to the sale of non-operating assets.
     Equity in loss of investment was $51,000 during the six months ended June 30, 2005, compared to $63,000 for the same period in 2004. This amount represents the Company’s portion of BeTrue’s income or losses. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated.
     Net interest expense was $1.3 million during the six months ended June 30, 2005, an increase of $765,000 compared with the same period in 2004. The increase was attributable to interest and amortization of the discount and loan origination fees on the $13.5 million of senior unsecured convertible debentures issued in February 4, 2005.
Business Unit Performance

	Packet-based		Advanced
	Technologies		Applications
Dollars in thousands	Group		Services Group		Consolidated
For the Six Months
Ended June 30,	2005	2004	2005	2004	2005	2004
Revenue	$10,056	$11,303	$5,064	$6,427	$15,120	$17,730

Gross profit	5,013	6,546	1,604	2,301	6,617	8,847

Gross margin	50%	58%	32%	36%	44%	50%
General and administrative	1,074	1,193	420	499	1,494	1,692
Sales and marketing	4,146	4,287	49	78	4,195	4,365
Research and development	3,314	3,230	—	—	3,314	3,230

(Loss) contribution before unallocated items	$(3,521)	$(2,164)	$1,135	$1,724	(2,386)	(440)

Unallocated items:

Corporate general and administrative					3,560	4,126
Corporate research and development					107	157
Depreciation and amortization					1,240	1,447
Reorganization costs					124	584
Reorganization costs-loss on sublease					2,550
Reorganization costs-stock related					—	570

Operating loss					(9,967)	(7,324)

Other					(1,366)	(471)

Loss before income taxes					$(11,333)	$(7,795)

Packet-based Technologies Group
     Total revenue from the Packet-based Technologies Group revenue was $10.0 million in the six months ended June 30, 2005, a 11% decrease from the same period in 2004. During the six months ended June 30, 2004, the Packet-Based Technologies Group had a large softswitch sale that represented in excess of $4.0 million in revenue, but did not receive such an order in the first quarter of 2005, but this was partially offset by the inclusion of $835,000 of revenue related to WSECI, which was acquired by the Company on March 31, 2005. .

     Gross profit decreased by $1.5 million in the six months ended June 30, 2005, and was 50% percent of revenue, compared with 58% in the same period in 2004. The decrease in gross profit dollars is attributable to the decrease in revenue. The decrease in gross margin is related to the high margin on the large softswitch deal that represented in excess of $4.0 million in revenue.
     Allocated operating expenses incurred in the Packet-Based Technologies Group for the six months ended June 30, 2005, were $8.5 million, a decrease of $176,000 compared to the same period in 2004. The decrease in general and administrative expenses is attributable to a reduction in bad debt expense. The decrease in sales and marketing expenses resulted from the Company’s intention to limit discretionary spending on marketing programs in the latter half of 2004 and the early part of 2005. Research and development expenses were comparable to the same period in 2004. As a percent of revenue, operating expenses for the Packet-Based Technologies Group were 85% during the six months ended June 30, 2005, up from 77% during the same period in 2004.
Advanced Applications Services Group
     Total revenue for the Advanced Applications Services Group was $5.1 million in the six months ended June 30, 2005, a 21% decrease from the same period in 2004. The decrease in revenue is related to a decrease in installation services, rebillable travel and outsourced services for hospitality related customers.
     Gross profit decreased by $697,000 in the six months ended June 30, 2005, and was 32% of revenue, compared with 36% of revenue in the same period in 2004. The decrease in gross profit dollars and gross margin percentage was attributable primarily to a decline in revenue from the Advanced Applications Services Group’s largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor, net of new customers added.
     Allocated operating expenses incurred in Advanced Applications Services Group for the six months ended June 30, 2005, were $469,000, a decrease of $108,000 compared to the same period in 2004. The decrease in general and administrative expenses primarily relate to a decrease in personnel and related costs and a reduction in bad debt expense.
Discontinued Operations
     In January 2005, the Company disposed of substantially all of the operating assets of its NACT and MCK businesses to better focus the Company’s capital and management resources on areas which the Company believes have greater potential given its strategy to focus on next-generation network and solutions to improve cash utilization. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company believes that the I-Master platform, which the Company acquired in March 2005 after forming a strategic partnership with WSECI in the latter half of 2004, permits the Company to offer a better solution. Further, the Company disposed of its MCK business because the Company intends to focus on next-generation solutions for service providers and the products of the MCK business did not fit that profile. The operations of the NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements.
     Summary operating results of the discontinued operations (in thousands) are as follows:

	For the six months ended June 30,
	2005	2004
Revenue	$212	$10,167

Gross (loss) profit	(27)	4,802

Operating loss	(566)	(2,252)

Loss from discontinued operations	$(566)	$(2,221)

     The operating loss from discontinued operations in the six months ended June 30, 2005 includes general and administrative costs of $97,000, sales and marketing costs of $104,000, research and development costs of $275,000, depreciation and amortization of $61,000. The operating loss from discontinued operations in the six months ended June 30, 2004 includes general and administrative costs of $1.5 million, sales and marketing costs of $2.4 million, research and development costs of $2.5 million, depreciation and amortization of $668,000 and other income of $30,000.

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
Liabilities of Discontinued Operations
     In January 2005, the Company disposed of substantially all of the operating assets of its NACT and MCK businesses. As a result of these sales, certain liabilities of MCK are now classified as discontinued operations, including a liability for one lease with total payments remaining through March 31, 2007 of $2.4 million, discounted at 6%, which has been sub-leased for approximately 65% of the total lease liability over the remaining term of the lease.
     During 2001, the Company initiated certain restructuring plans and discontinued operations of its legacy value-added reseller business. In conjunction with these restructuring plans, the Company established a restructuring reserve account for the estimated costs related to the plans. These costs primarily related to facilities closings, severance costs and other businesses exiting costs. For the facilities closings cost, a reserve was established for all remaining lease payments due on buildings and equipment that were no longer being utilized in continuing operations, less assumptions for sub-leases. The accrual for one of the leases with total payments remaining through January 31, 2010 of $1.9 million is offset by sublease receipts totaling $820,000 through the end of the lease term and assumes an amount of $240,000 for the extension of one of the subleases through the end of the lease term.
     As of June 30, 2005, the Company had a remaining balance of approximately $3.2 million in liabilities of discontinued operations. The Company currently believes that this remaining estimated balance is appropriate to cover future obligations associated with the restructurings; however, changes in these estimates could occur based on changes in the financial condition of the subleases.

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
     At June 30, 2005, the Company had a positive working capital position (excess of current assets over current liabilities) of $8.3 million compared to a positive working capital position of $7.6 million at December 31, 2004. The Company’s cash and cash equivalents totaled $12.8 million at June 30, 2005, and $4.2 million at December 31, 2004. Total long-term debt, net of discount, was $12.2 million at June 30, 2005 and $2.7 million at December 31, 2004. At June 30, 2005 and December 31, 2004, the Company had no borrowings under its credit facility with Silicon. The Company’s borrowing availability under the Amended Credit Agreement at June 30, 2005 was $5.9 million. The Company has outstanding stand-by letters of credit in the amount of $1.6 million at June 30, 2005, which reduce borrowing capacity under the Amended Credit Agreement.
     In March 2005, the Company and Silicon renewed and in June and July 2005 further amended the credit facility in connection with the disposition of the MCK and NACT businesses, the sublease of the Company’s facilities in Atlanta, Georgia and the restructuring of the Company’s 7.5% convertible subordinated debentures. The Amended Credit Agreement provides for a credit line of $7.5 million through September 30, 2005 at which time it will increase to $10.0 million subject to the Company meeting certain financial criteria. The working capital line includes an EX-IM facility that will provide for working capital based on the Company’s international accounts receivable and inventories related to export sales. Under the terms of the Amended Credit Agreement, the Company must maintain a minimum cash and excess availability covenant, computed monthly, and may not declare dividends or incur any additional indebtedness without the consent of Silicon, and must comply with other financial covenants, as defined in the Amended Credit Agreement. The Company was in compliance with these covenants as of June 30, 2005.
     On February 12, 2003, the Company acquired substantially all the business assets and assumed certain related liabilities of Clarent Corporation for $9.8 million in notes. At June 30, 2005, a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum, remains outstanding. The assets the Company purchased from Clarent Corporation secure the note.
     On February 4, 2005, the Company completed a private placement of senior unsecured convertible debentures and warrants pursuant to a securities purchase agreement with certain institutional investors. The Company issued $13.5 million of senior unsecured convertible debentures, Series A warrants exercisable for 10.8 million shares of the Company’s common stock and Series B warrants exercisable for 10.0 million shares of the Company’s common stock. The senior unsecured convertible debentures bear interest at 6% per annum and are due February 2009 and are convertible into approximately 27.0 million shares of the Company’s common stock at an initial conversion price of $0.50 per share, subject to anti-dilution adjustments and certain limitations. Interest is payable on a quarterly basis beginning April 2005 and principal is payable on a quarterly basis beginning August 2006. The Series A warrants issued in connection with the private placement are exercisable for a period of five years commencing on February 4, 2005 and at an exercise price of $0.72 per share. The Series B warrants issued in connection with the private placement are exercisable for a period of 90 days, commencing on June 16, 2005 and have an exercise price of $0.78 per share. The Company received net proceeds of approximately $12.5 million, including $1.6 million in restricted cash, net of expenses.
Cash Flow
     Cash used in the Company’s continuing operations in the six months ended June 30, 2005 totaled approximately $6.6 million compared with $5.1 million in the same period in 2004. The cash used in continuing operations during the six months ended June 30, 2005 resulted primarily from cash used by continuing operations of $6.3 million (net loss from continuing operations of $11.3 million reduced by non-cash charges totaling $5.0 million, including reorganization costs of $2.6 million, depreciation and amortization of $1.5 million, amortization of loan fees and discount on convertible subordinated debentures of $844,000, provision for doubtful accounts of $75,000 and equity in loss of investment of $52,000) and changes in current operating assets and liabilities of approximately $245,000.
     Cash used in the Company’s discontinued operations in the six months ended June 30, 2005 totaled $971,000 compared to cash provided of $2.1 million in the same period in 2004.

     The Company used cash in investing activities for continuing operations in the six months ended June 30, 2005 of approximately $2.3 million, compared to cash provided by investing activities for continuing operations of $1.4 million in the same period of 2004. In the six months ended June 30, 2005, the Company used $244,000 in cash related to the acquisition of WSECI. During the six months ended June 30, 2005, restricted cash increased by $1.6 million compared to a decrease of $2.2 million in the same period in 2004. The Company spent $397,000 and $804,000 on capital expenditures in the six months ended June 30, 2005 and 2004, respectively.
     Cash provided by investing activities for discontinued operations totaled approximately $4.0 million in the six months ended June 30, 2005, compared to cash used by investing activities for discontinued operations of $4.1 million in the same period of 2004. For the six months ended June 30, 2005, the Company received proceeds of $4.0 million for the disposition of the NACT and MCK business. During the six months ended June 30, 2004, the Company spent $237,000 on capital expenditures and $3.9 million in cash related liabilities assumed with the acquisition of MCK.
     Cash provided by financing activities totaled approximately $12.8 million in the six months ended June 30, 2005 compared to $16.3 million in the same period of 2004. For the six months ended June 30, 2005, the Company received proceeds from the issuance of convertible debentures, net of associated fees of $12.8 million, including $1.6 million in restricted cash. For the six months ended June 30, 2004, the Company received proceeds from a private placement, net of associated fees of $16.5 million and $151,000 from the exercise of options and warrants which was offset by a payment of $350,000 on the notes payable for the purchase of substantially all of the operating assets of Clarent Corporation.
Contractual Obligations and Commercial Commitments
The following summarizes the Company’s future contractual obligations at June 30, 2005 (in thousands):

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Line of credit	$—	$—	$—	$—	$—
Additional payments for the acquisition of Encore Group	339	208	131	—	—
Notes payable for the purchase of Clarent	3,000	—	3,000		—
Convertible subordinated debentures	4,500	4,500	—	—	—
Senior unsecured convertible debentures	13,500	—	7,875	5,625	—
Operating leases:
Continuing operations	7,364	2,003	3,053	2,308	—
Discontinued operations	4,130	1,732	1,779	619	—

Total contractual cash obligations	$32,833	$8,443	$15,838	$8,552	$—

     Note, this table excludes interest expense and sublease rentals and assumes that leases are not renewed. The Company has outstanding stand-by letters of credit issued under its line of credit in the amount of $1.6 million at June 30, 2005.
Sources of Cash
     For the remainder of 2005, the Company expects that its primary sources of cash will be from cash on hand, borrowings under the Company’s Amended Credit Agreement with Silicon and interest and principal payment on its note receivable from the disposition of the MCK business. The Company expects that its current operations will not generate positive income from operations before interest, taxes, depreciation, amortization of intangibles and amortization of deferred compensation for 2005. The Company is currently working on several initiatives to significantly reduce the cash used in continuing operations and to ensure that is has sufficient liquidity to cover its needs for the next twelve months.

     The Amended Credit Agreement with Silicon, however, is subject to certain financial covenants (including a minimum tangible net worth covenant) and limitations on the Company’s ability to access funds under the Amended Credit Agreement. If the Company is in violation of the Amended Credit Agreement, or does not have sufficient eligible accounts receivable and inventories to support the level of borrowings it may need, then the Company may be unable to draw on the Amended Credit Agreement to the extent necessary. To the extent the Company does not have borrowing availability under the Amended Credit Agreement, the Company may be required to obtain additional sources of capital, sell assets, obtain an amendment to the Amended Credit Agreement or otherwise restructure its outstanding indebtedness. Additional borrowings other than pursuant to the Amended Credit Agreement must be approved by Silicon and may have to be approved by the holders of the Clarent secured note due in 2008 and the holders of the $13.5 million senior unsecured convertible debentures. If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the Amended Credit Agreement or otherwise restructure its outstanding indebtedness, then the Company may not be able to meet its obligations.
     The Company’s short-term cash needs are for working capital, including cash operating losses, capital expenditures, payments on the 7.5% convertible subordinated debentures of approximately $3.6 million in the next twelve months, interest payments on debt outstanding and payments related to discontinued operations. At June 30, 2005, liabilities of discontinued operations included $2.0 million in lease payments related to discontinued operations. The Company expects to pay out approximately $763,000 related to lease payments, net of sublease rentals for discontinued operations in the next twelve months.
     The Company’s long-term cash needs are related to the costs of growing its current business as well as prospective businesses to be acquired, including capital expenditures and working capital. In addition, the Company will make payments on its 7.5% convertible debenture through October 2006 and will begin payment of the senior unsecured convertible debentures in August 2006 and the secured note payable made by the Company in connection with the acquisition of substantially all of the operating assets of Clarent Corporation in February 2008. The Company expects to meet these cash needs through cash from operations, if any, cash on hand, borrowings under the credit facility or other debt facilities, if available, as well as through possible issuances of equity or debt securities. If sufficient borrowing capacity under a working capital line of credit is unavailable (or if the Company is unable to restructure its existing credit facility in the event that the Company requires additional borrowing capacity), or if the Company is otherwise unable to obtain additional capital or sell assets, then the Company may not be able to meet its obligations and growth plans.
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
Interest Rate Risks
The Company’s notes payable and convertible debentures at June 30, 2005, carry interest rates, which are fixed. The Company’s credit facility with Silicon carries interest rates, which vary with the prime rate. Accordingly, if the Company has any indebtedness outstanding under its credit facility with Silicon, then any increases in Silicon’s prime rate will reduce the Company’s earnings. At June 30, 2005, the Company did not have any indebtedness outstanding under its credit facility with Silicon.
Foreign Currency Risks
Products sold outside of the United States of America are transacted in U.S. dollars and, therefore, the Company is not exposed to foreign currency exchange risk. Transactions with Verso Canada and Verso Technologies (UK) Limited, an indirect, wholly owned subsidiary of the Company, present foreign currency exchange risk. The principal transactions are personnel and related costs. The intercompany balance is denominated in U.S. dollars and changes in foreign currency rates would result in foreign currency gains and losses. Using the intercompany balance at June 30, 2005, a 10% strengthening of the U.S. dollar against the Canadian dollar and the British pound would result in a foreign currency transaction loss of approximately $11,000. To date, foreign exchange gains and losses have not been significant.

ITEM 4: Controls and Procedures
     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, as required by paragraph (b) of Rules 13(a)-15 or 15(d)-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures are effective.
     During the quarter ended June 30, 2005, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     Except for the pending matters described in Note 16 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business, and the Company does not expect these ordinary routine claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company. There has been no material developments regarding the pending matters described in Note 16 to the Company’s audited consolidated financial statements included in the Annual Report during the six months ended June 30, 2005.
Item 2. Submission of Matters to a Vote of Security Holders
     A Special Meeting of Shareholders of the Company was held on June 16, 2005, in Atlanta, Georgia (the “Meeting”). The Meeting was originally convened on April 27, 2005 and adjourned to June 16, 2005. The results of the vote on the proposal to adjourn the Meeting to June 16, 2005 were as follows: 38,383,792 votes FOR, 7,347,306 votes AGAINST, and 819,282 votes ABSTAINED. There were no broker non-votes with respect to the proposal to adjourn the Meeting.
     At the Meeting reconvened on June 16, 2005, the shareholders of the Company voted on proposals to: (i) approve the potential issuance of more than 20% of the Company’s common stock for the purpose of complying with the rules governing The Nasdaq Stock Market, Inc. (“Proposal One”); and (ii) approve an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 200,000,000 to 300,000,000 (“Proposal Two”). Each of the foregoing proposals was approved by the Company’s shareholders at the Meeting.
     The results of the vote on Proposal One were as follows: 66,868,818 votes FOR, 3,521,778 votes AGAINST, and 1,014,168 votes ABSTAINED. There were no broker non-votes with respect to Proposal One.
     The results of the vote on Proposal Two were as follows: 65,737,514 votes FOR, 4,724,842 votes AGAINST, and 942,407 votes ABSTAINED. There were no broker non-votes with respect to Proposal Two.
     The foregoing proposals were set forth and described in the Notice of Special Meeting of Shareholders and Proxy Statement of the Company dated March 22, 2005 .
ITEM 6. Exhibits
The exhibits required to be furnished with this Quarterly Report are listed on the exhibit index attached hereto.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSO TECHNOLOGIES, INC.

Date: August 8, 2005	/s/ Juliet M. Reising

Executive Vice President and Chief Financial Officer
(duly authorized signatory and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-18 (File No. 33-51456).

3.2	Amendment to the Amended and Restated Articles of Incorporation of the Company, as amended.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 2, 2000.

3.3	Amendment to the Amended and Restated Articles of Incorporation of the Company, as amended.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 19, 2001.

3.4	Amendment to the Amended and Restated Articles of Incorporation of the Company, amended.	Filed herewith.

3.5	Bylaws of the Company, as amended.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).

3.6	Amendment to the Bylaws of the Company, as amended.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 19, 2001.

3.7	Amendment to the Bylaws of the Company, as amended.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 9, 2004.

3.8	Bylaws of the Company, as amended and currently in effect.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 9, 2004.

4.1	Warrant issued July 25, 2005 to Mainfield Enterprises Inc. to purchase 1,500,000 shares of the Company’s common stock.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005.

4.2	Warrant issued July 25, 2005 to Heimdall Investments, Ltd. to purchase 1,500,000 shares of the Company’s common stock.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 29, 2005.

4.3	Warrant issued July 25, 2005 to Mainfield Enterprises Inc. to purchase 500,000 shares of the Company’s common stock.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 29, 2005.

4.4	Warrant issued July 25, 2005 to Heimdall Investments, Ltd. to purchase 500,000 shares of the Company’s common stock.	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 29, 2005.

Exhibit No.	Exhibit	Method of Filing
4.5	Registration Rights Agreement dated as of July 25, 2005, among the Company and the investors signatory thereto.	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on July 29, 2005.

10.1	Assumption Agreement dated April 14, 2005, among the Company, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.2	Borrower Agreement dated April 14, 2005, among the Company, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.3	Amended and Restated Secured Promissory Note dated April 14, 2005, in principal amount of $10.0 million, made by the Company, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp. and Telemate.Net Software, Inc. in favor of Silicon Valley Bank.	Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.4	Sublease dated July 1, 2005, between the Company and Digital Insurance, Inc.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 8, 2005.

10.5	Bill of Sale dated July 1, 2005, executed by the Company in favor of Digital Insurance, Inc.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 8, 2005.

Exhibit No.	Exhibit	Method of Filing
10.6	Security Agreement entered into on July 1, 2005, between the Company and Digital Insurance, Inc.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 8, 2005.

10.7	Amendment to the 7.5% Convertible Debentures dated as of July 25, 2005 among the Company, Mainfield Enterprises Inc. and Heimdall Investments, Ltd.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005.

10.8	Limited Waiver and Amendment to Loan Documents dated July 25, 2005 between the Company and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 29, 2005.

10.9	Limited Waiver and Amendment to Loan Documents (Exim Program) dated July 25, 2005 between the Company and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 29, 2005.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.	Filed herewith.