Form 10-Q
period 2005-09-30
VERSO TECHNOLOGIES INC
filed 2005-11-09
CIK 797448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from              to
Commission file number 0-22190

VERSO TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-1484525
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)
400 Galleria Parkway, Suite 200, Atlanta, GA 30339
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
Yes ☑ No☐.
Indicated by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes ☑ No ☐.
Indicated by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
Number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of November 8, 2005: 27,220,146.

VERSO TECHNOLOGIES, INC.
FORM 10-Q

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$5,055	$4,234
Restricted cash	1,620	—
Accounts receivable, net of allowance for doubtful accounts of $561 and $255, respectively	5,154	3,961
Inventories	4,429	5,362
Other current assets	2,060	1,451
Current portion of note receivable	541	—
Assets held for sale	—	8,995

Total current assets	18,859	24,003

Property and equipment, net of accumulated depreciation and amortization of $6,475 and $7,047, respectively	2,562	3,879
Investment	735	729
Note receivable, net of current portion	2,919	—
Other intangibles, net of accumulated amortization of $1,486 and $921, respectively	3,047	2,304
Goodwill	2,514	2,514

Total assets	$30,636	$33,429

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,272	$2,095
Accrued compensation	1,222	1,356
Accrued expenses	1,955	1,973
Current portion of accrued loss on sublease	621	—
Current portion of liabilities of discontinued operations	2,092	1,568
Liabilities held for sale	—	1,985
Current portion of convertible debentures	2,622	4,254
Unearned revenue and customer deposits	2,577	3,157

Total current liabilities	13,361	16,388

Accrued loss on sublease, net of current portion	1,241	—
Liabilities of discontinued operations, net of current portion	782	1,461
Other long-term liabilities	82	229
Notes payable	2,766	2,711
Convertible debentures, net of current portion	6,087	—

Total liabilities	24,319	20,789

Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; 780,000 shares issued and none outstanding	—	—
Common stock, $.01 par value, authorized shares of 60,000,000 and 40,000,000; 27,180,146 and 26,648,641 shares issued and outstanding	272	1,332
Additional paid-in capital	334,530	322,971
Stock payable	67	128
Accumulated deficit	(328,430)	(311,931)
Deferred compensation	—	(7)
Accumulated other comprehensive income (loss) — foreign currency translation	(122)	147

Total shareholders’ equity	6,317	12,640

Total liabilities and shareholders’ equity	$30,636	$33,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Revenue:
Products	$4,697	$2,978	$12,038	$11,669
Services	3,584	3,988	11,363	13,027

Total revenue	8,281	6,966	23,401	24,696

Cost of revenue:
Products:
Product costs	2,132	1,376	5,730	4,934
Amortization of intangibles	170	68	385	206

Total cost of product	2,302	1,444	6,115	5,140
Services	2,261	2,473	6,951	7,660

Total cost of revenue	4,563	3,917	13,066	12,800

Gross profit:
Products	2,395	1,534	5,923	6,529
Services	1,323	1,515	4,412	5,367

Total gross profit	3,718	3,049	10,335	11,896

Operating expenses:

General and administrative	2,592	3,284	7,646	9,102
Sales and marketing	1,948	2,583	6,143	6,948
Research and development	1,655	1,754	5,076	5,141
Depreciation and amortization	527	746	1,768	2,193
Reorganization costs	340	—	464	584
Reorganization costs — loss on sublease	—	—	2,550	—
Reorganization costs — stock related	—	—	—	570

Total operating expenses	7,062	8,367	23,647	24,538

Operating loss from continuing operations	(3,344)	(5,318)	(13,312)	(12,642)

Other income (expense), net:

Other income (expense)	(41)	72	(58)	196

Equity in income (loss) of investment	58	(56)	6	(119)

Interest expense, net, including $1,025, $125, $1,869, and $400 of amortization of loan fees and discount on convertible debentures in each period, respectively	(1,272)	(255)	(2,569)	(787)

	(1,255)	(239)	(2,621)	(710)

Loss from continuing operations before income taxes	(4,599)	(5,557)	(15,933)	(13,352)

Income taxes	—	—	—	—

Loss from continuing operations	(4,599)	(5,557)	(15,933)	(13,352)

Loss from discontinued operations	—	(1,764)	(566)	(3,986)

Net loss	$(4,599)	$(7,321)	$(16,499)	$(17,338)

Net loss per common share — basic and diluted:
Loss from continuing operations	$(0.17)	$(0.21)	$(0.59)	$(0.51)
Loss from discontinued operations	—	(0.06)	(0.02)	(0.15)

	$(0.17)	$(0.27)	$(0.61)	$(0.66)

Weighted average shares outstanding — basic and diluted	27,034,569	26,626,667	26,868,392	26,198,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(Unaudited)

	For the nine months ended September 30,
	2005	2004
Operating Activities:

Continuing operations:
Net loss from continuing operations	$(15,933)	$(13,352)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Equity in (income) loss of investment	(6)	119
Depreciation and amortization	2,153	2,399
Provision for doubtful accounts	228	311
Amortization of loan fees and discount on convertible subordinated debentures	1,869	400
Reorganization costs — loss on sublease	2,550	—
Reorganization costs — stock related	—	570
Other	(27)	41
Changes in current operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,328)	1,025
Inventories	933	(1,477)
Other current assets	137	(278)
Accounts payable	177	(1,113)
Accrued compensation	(134)	548
Accrued expenses	(867)	(229)
Unearned revenue and customer deposits	(580)	(295)

Net cash used in continuing operating activities	(10,828)	(11,331)

Discontinued operations:
Loss from discontinued operations	(566)	(3,986)
Adjustment to reconcile loss from discontinued operations to net cash used in discontinued operating activities	(772)	6,101

Net cash (used in) provided by discontinued operating activities	(1,338)	2,115

Net cash used in operating activities	(12,166)	(9,216)

Investing Activities:

Continuing operations:
Net cash (used in) provided by investing activities for continuing operations -
Purchases of property and equipment	(529)	(1,760)
Purchase of WSECI	(268)	—
(Increase) decrease in restricted cash	(1,620)	2,290

Net cash (used in) provided by investing activities for continuing operations	(2,417)	530

Discontinued operations:
Purchases of property and equipment	—	(287)
Proceeds from notes receivable	180	—
Proceeds from sale of discontinued operations	4,015	—
Acquisition of MCK Communications, Inc., net of cash acquired	—	(4,063)

Net cash provided by (used in) investing activities for discontinued operations	4,195	(4,350)

Net cash provided by (used in) investing activities	1,778	(3,820)

Financing Activities:
Proceeds from convertible debentures, net	12,757	—
Payments of convertible debentures	(1,575)	—
Payments of notes payable	—	(350)
Proceeds from private placement, net	—	16,474
Proceeds from issuances of common stock in connection with the exercise of options and warrants, net	39	128

Net cash provided by financing activities	11,221	16,252

Effect of exchange rate changes on cash	(12)	(5)

Increase in cash and cash equivalents	821	3,211
Cash and cash equivalents at beginning of period	4,234	7,654

Cash and cash equivalents at end of period	$5,055	$10,865

Supplemental disclosure of cash flow information:

Cash payments (receipts) during the periods for:

Interest	$578	$272

Income taxes	$(9)	$(80)

Non-cash investing and financing activities

Common stock consideration for acquisitions:
WSECI — issuance of 441,960 shares of common stock	$676	$—
Issuance of note receivable in disposition of MCK		3,500
Common stock and compensatory options issued in reorganization	—	570
Issuance of warrants in conjunction with convertible debentures	8,113	—
Issuance of warrants in subordinated debenture restructuring		877
Issuance of common stock and warrants in exchange for services	794	133
Assets acquired and liabilities assumed in conjunction with business acquisitions:

Fair value of assets acquired, excluding cash and restricted cash	1,453	—
Liabilities assumed	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC AND SUBSIDIARIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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

On October 11, 2005, the Company effected a 1-for-5 reverse stock split of the Company’s outstanding common stock, pursuant to which every five (5) shares of the Company’s common stock outstanding on such date were converted into one (1) share of the Company’s common stock (the “Reverse Split”). No fractional shares of common stock were issued as a result of the Reverse Split, and shareholders otherwise entitled to receive fractional shares as a result of the Reverse Split will be paid cash in lieu thereof.

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

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(Unaudited)
1.	BASIS OF PRESENTATION, Continued

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

WSECI, Inc.

On March 31, 2005, the Company acquired substantially all of the operating assets of WSECI pursuant to the Asset Purchase Agreement (“Asset Purchase Agreement”) dated as of February 23, 2005 by and among the Company, WSECI and all of the shareholders of WSECI. WSECI is a provider of an internet protocol-based, revenue assurance platform which enables the deployment of multiple voice and next-generation services to the carrier market. The fair value of the initial acquisition cost was approximately $1.1 million, consisting of 190,000 shares of the Company’s common stock (950,000 before the Reverse Split) with a fair value of $331,000, $50,000 in cash, the payment of certain liabilities of approximately $613,000 and acquisition costs of approximately $114,000. The acquisition is accounted for as a purchase. During the quarter ended September 30, 2005, under this provision, the Company issued an additional 251,960 shares of the Company’s common stock (1,259,799 before the Reverse Split) with a fair value of $345,000. The additional shares issued were recorded as an increase in other intangibles-current technology which is being amortized over the remaining estimated life of the original purchased technology.

Pursuant to the Asset Purchase Agreement, the Company may become obligated to issue to WSECI additional contingent consideration of up to $5.0 million based on the sales of certain WSECI products and services. The initial $500,000 of such contingent consideration earned by WSECI is based upon specific customer transactions the Company completes with respect to the WSECI assets, and the remaining $4.5 million of the contingent consideration may be earned by WSECI based on the revenue generated from the WSECI assets during the 18-month period following the acquisition, which revenue must equal a minimum of $88.0 million during such period in order for all of such remaining contingent consideration to be earned. The contingent consideration is payable in cash or shares of the Company’s common stock at the election of the Company. It is not possible to estimate what, if any, additional stock payment would be due as additional contingent consideration at this time. When the additional contingent consideration is determined, it will further increase the amount of the purchase price allocated to other intangible assets and will be amortized over the remaining useful life of the asset.

The adjusted allocation of the costs of the acquisition of WSECI (initial cost plus first contingent payment) are as follows (in thousands):

WSECI
Property and equipment	$52
Accounts receivable	93
Other intangibles	1,308

Cost of acquisition	$1,453

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(Unaudited)
2.	MERGERS AND ACQUISITIONS, Continued

Pro Forma Effect of WSECI, Inc.
The Company formed a strategic partnership with WSECI in the latter half of 2004 and, therefore, the results of WSECI were included in the Company’s consolidated results beginning October 1, 2004. The following unaudited pro forma information presents the results of continuing operations of the Company for the three and nine months ended September 30, 2004, as if the acquisition of substantially all of the operating assets of WSECI had taken place on January 1, 2004 (in thousands, except per share amounts):

	Three months ended	Nine months ended
	September 30,2004	September 30, 2004
Revenues	$7,084	$24,996
Net loss from continuing operations	$(5,610)	$(13,422)
Net loss from continuing operations per common share — basic and diluted	$(0.21)	$(0.50)
Weighted average shares outstanding — basic and diluted	27,068,627	26,640,913
3.	EQUITY INVESTMENT

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

Summarized financial information reported by this affiliate for the three and nine months ended September 30, 2005 and 2004 (in thousands) are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating results:

Revenues	$1,092	$—	$1,756	$534

Operating loss	$113	$(110)	$13	$(233)

Net loss	$113	$(110)	$13	$(233)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
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

The loss on the sale of the NACT business totaled $11.4 million which was recognized in December 2004. The loss includes a reduction in net asset values of approximately $10.9 million and a provision for estimated closing costs and expenses of approximately $500,000. The loss on the sale of the MCK business totaled $3.4 million which was recognized in December 2004. The loss includes a reduction in net asset values of approximately $2.9 million and a provision for estimated closing costs and expenses of approximately $500,000.

Summary operating results of the discontinued operations (in thousands) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue	$—	$4,280	$212	$14,447

Gross (loss) profit	—	1,441	(27)	6,243

Operating loss	—	(1,764)	(566)	(4,015)

Loss from discontinued operations	$—	$(1,764)	$(566)	$(3,986)

The operating loss from discontinued operations in the three months ended September 30, 2004 includes general and administrative costs of $698,000, sales and marketing costs of $917,000, research and development costs of $1.3 million and depreciation and amortization of $310,000.

The operating loss from discontinued operations in the nine months ended September 30, 2005 includes general and administrative costs of $97,000, sales and marketing costs of $104,000, research and development costs of $275,000 and depreciation and amortization of $61,000.

The operating loss from discontinued operations in the nine months ended September 30, 2004 includes general and administrative costs of $2.2 million, sales and marketing costs of $3.3 million, research and development costs of $3.8 million, depreciation and amortization of $978,000 and other income of $30,000.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(Unaudited)
4.	DISCONTINUED OPERATIONS, Continued

The assets and liabilities of NACT and MCK were classified as assets held for sale at December 31, 2004 and the significant components (in thousands) were as follows:

Accounts receivable, net	$3,085
Inventory	2,901
Other current assets	419
Furniture and equipment, net	977
Goodwill and other intangibles	1,613

Assets held for sale	$8,995

Accounts payable	$163
Accrued compensation	465
Unearned revenue and customer deposits	1,127
Other current liabilities	230

Liabilities held for sale	$1,985

Assets and liabilities of discontinued operations (in thousands) are as follows:

	September 30,	December 31,
	2005	2004
Assets of discontinued operations:
Notes receivable	$3,460	$—

Liabilities of discontinued operations:
Accrued rent	$1,874	$2,384
Other current liabilities	1,000	629

Liabilities of discontinued operations	$2,874	$3,013

In connection with the disposition of the MCK business, CITEL Technologies Limited (“Citel U.K.”) and CITEL Technologies, Inc. (“Citel U.S.” and together with CITEL U.K., “CITEL”) issued to the Company a convertible secured promissory note in principal amount of $3.5 million (the “Note”). The outstanding principal under the Note accrues interest at an annual rate of 6% and has remaining payments with all interest accrued thereon of eleven monthly payments of $60,000 followed by sixteen monthly payments of $75,000, with all remaining outstanding principal and interest under the Note payable on January 21, 2008. Under certain circumstances described in the Note, all or any portion of the principal outstanding under the Note may be converted at the Company’s option into shares of the capital stock of CITEL U.K. CITEL U.K.’s and CITEL U.S.’ obligations under the Note are secured by a security interest in certain assets sold to CITEL.

Accrued rent relates primarily to several leases for buildings and equipment that are no longer being utilized in continuing operations. The accrual is for all remaining payments due on these leases, less estimated amounts to be paid by any sublessors. The accrual contains one lease with total payments remaining through January 31, 2010 of $1.8 million and assumes that the building will be sub-leased for approximately 58% of the total lease liability over the remaining term of the lease and one lease with total payments remaining through March 31, 2007 of $2.0 million, discounted at 6%, which has been sub-leased for approximately 66% of the total lease liability over the remaining term of the lease.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(Unaudited)
4.	DISCONTINUED OPERATIONS, Continued

The activity in the liabilities of discontinued operations (in thousands) for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Balance beginning of period	$3,241	$3,837	$3,013	$4,579

Lease payments, net of sublease receipts	(165)	(246)	(508)	(419)
Other payments	(72)	(161)	(192)	(730)
Estimated costs of disposal of discontinued operations	—	—	1,000	—
Legal and other costs of disposal	(130)	—	(439)	—

Balance September 30	$2,874	$3,430	$2,874	$3,430

5.	INVENTORIES

Inventories consist primarily of purchased electronic components, and are stated at the lower of cost or market. Cost is determined by using average cost.

Inventories as of September 30, 2005 and December 31, 2004 are comprised of the following (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$2,810	$3,315
Work in process	17	9
Finished goods	1,602	2,038

Total inventories	$4,429	$5,362

The inventory amounts noted are net of allowance of $1.2 million and $2.7 million at September 30, 2005 and December 31, 2004, respectively.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
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

Goodwill and other intangible assets consist of the following (in thousands):

	Amortization	September 30,	December 31,
	Period in months	2005	2004
Intangibles subject to amortization:
Current technology	36 months	$2,130	$821
Customer relationship	120 months	2,403	2,403

Weighted average months	85 months	4,533	3,224

Accumulated amortization:
Current technology		(825)	(440)
Customer relationship		(661)	(480)

Net intangibles subject to amortization		3,047	2,304

Goodwill		2,514	2,514

Total goodwill and other intangibles		$5,561	$4,818

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(Unaudited)
7.	LOAN FACILITY WITH SILICON VALLEY BANK

In March 2005, the Company and Silicon Valley Bank (“Silicon”), the Company’s primary lender, renewed, and in June and July 2005 further amended, the Company’s credit facility with Silicon in connection with the disposition of the MCK and NACT businesses, the sublease of the Company’s facilities in Atlanta, Georgia and the restructuring of the Company’s 7.5% convertible subordinated debentures (as amended, the “Amended Credit Agreement”). The Amended Credit Agreement provided for a credit line of $7.5 million through September 30, 2005 at which time it increased to $10.0 million after the Company met certain financial criteria. The working capital line includes an export-import (“EX-IM”) facility that will provide for working capital based on the Company’s international accounts receivable and inventories related to export sales. The Company’s borrowings under the Amended Credit Agreement are secured by substantially all of the assets of the Company. Interest on borrowings under the Amended Credit Agreement is computed at 2.25% above Silicon’s Base Rate, with a minimum Base Rate of 4.25% (6.75% at September 30, 2005). The Amended Credit Agreement provides for up to $2.5 million in letters of credit. Advances are limited by a formula based on eligible receivables, inventories, certain cash balances, outstanding letters of credit and certain subjective limitations. Interest payments are due monthly, and the Amended Credit Agreement expires in March 2006. The Amended Credit Agreement includes a loan fee of $130,000 and .375% per annum on unused available borrowings. The loan fees will be amortized to interest expense over the term of the Amended Credit Agreement. Under the terms of the Amended Credit Agreement, the Company must maintain a minimum cash and excess availability covenant, computed monthly, and may not declare dividends or incur any additional indebtedness without the consent of Silicon, and must comply with other financial covenants, as defined in the Amended Credit Agreement. The Company was in compliance with these covenants as of September 30, 2005.

The Company had no borrowings under the Amended Credit Agreement as of September 30, 2005. The availability under the Amended Credit Agreement at September 30, 2005 was $6.5 million. The Company has outstanding letters of credit in the amount of $1.6 million at September 30, 2005, which would reduce borrowing capacity under the Amended Credit Agreement.

8.	CONVERTIBLE DEBENTURES

Senior Unsecured Convertible Debentures

On February 4, 2005, the Company completed a private placement of senior unsecured convertible debentures and warrants pursuant to a securities purchase agreement with certain institutional investors. The Company issued $13.5 million of senior unsecured convertible debentures, Series A warrants exercisable for 2.2 million shares (10.8 million before the Reverse Split) of the Company’s common stock and Series B warrants exercisable for 2.0 million shares (10.0 million before the Reverse Split) of the Company’s common stock. The debentures have been discounted to reflect the fair value of the warrants issued, totaling approximately $4.5 million. In addition, after allocation of the fair value of the warrants issued, the remaining fair value of the debentures resulted in a computed beneficial conversion feature with a fair value of $3.6 million. This amount was recorded as a discount in the third quarter as a result of additional analysis of the calculation of the beneficial conversion feature. The impact of this additional discount is immaterial to the statement of operations for the first and second quarters. The discount is being amortized to interest expense over the life of the senior unsecured convertible debentures. The unamortized discount totaled approximately $7.0 million at September 30, 2005. The senior unsecured convertible debentures bear interest at a rate of 6% per annum increasing to 6.75% at February 4, 2006, if the Fed Funds Rate is equal to or greater than 3.25% and are due February 2009 and are convertible into approximately 5.4 million shares (27.0 million before the Reverse Split) of the Company’s common stock at an initial conversion price of $2.50 per share ($0.50 before the Reverse Split), subject to anti-dilution adjustments and certain limitations. Interest is payable on a quarterly basis beginning April 2005 and principal is payable on a quarterly basis beginning August 2006. The Series A warrants issued in connection with the private placement are exercisable for a period of five years commencing on February 4, 2005 and at an exercise price of $3.60 ($0.72 before the Reverse Split) per share.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(Unaudited)
8.	CONVERTIBLE DEBENTURES, Continued

Senior Unsecured Convertible Debentures, Continued

The Series B warrants issued in connection with the private placement were exercisable for a period of 90 days, commencing on June 16, 2005, and had an exercise price of $3.90 per share ($0.78 before the Reverse Split). The Series B warrants expired in September 2005. The Company paid certain private placement fees and attorney’s fees totaling $993,000 and issued Series A warrants, on the same terms as disclosed above, exercisable for 302,4000 shares (1.5 million before the Reverse Split) of the Company’s stock with a value of $561,000, in connection with the private placement. The fees were recorded as prepaid loan origination fees and are being amortized to interest expense over the term of the debentures. The unamortized fees totaled approximately $1.3 million at September 30, 2005. In connection with the private placement, the Company received net proceeds of approximately $12.5 million, including $1.6 million in restricted cash, net of expenses.

Convertible Subordinated Debentures

On July 25, 2005, the Company announced that it had restructured its outstanding 7.5% convertible debenture with an aggregate principal amount of $4.5 million due November 22, 2005. Pursuant to the restructuring, $1.6 million of the aggregate principal amount has been paid as of September 30, 2005, $225,000 will be paid on October 1, 2005, $450,000 will be paid on November 22, 2005, and the remaining principal amount of $2.3 million will be paid in equal monthly installments starting January 2006 and continuing through October 2006. The outstanding balance of the debentures totaled $2.9 million at September 30, 2005. The interest rate on the unpaid principal remains at the current rate of 7.5% through November 22, 2005 and then increases to 12% through the remaining term of the amended debentures.

In connection with the restructuring, the Company issued warrants to purchase an aggregate of 800,000 shares (4.0 million before the Reverse Split) of the Company’s common stock at an exercise price of $2.50 ($0.50 before the Reverse Split) per share exercisable beginning on November 22, 2005. Of these warrants, 600,000 (3.0 million before the Reverse Split) expire January 1, 2007 and are cancelable if the debentures are repaid by November 22, 2005. The remaining 200,000 (1.0 million before the Reverse Split) are not cancelable and have a five year term. The fair value of the warrants issued, totaled approximately $877,000 and was recorded as additional discount on the debentures. The discount is being amortized to interest expense over the remaining life of the debentures. The unamortized discount totaled approximately $669,000 at September 30, 2005.

9.	OTHER COMPREHENSIVE LOSS

Comprehensive loss for the three and nine months ended September 30, 2005 and 2004 is shown in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss	$(4,599)	$(7,321)	$(16,499)	$(17,338)
Other comprehensive loss:
Foreign currency translation	(42)	52	(269)	(59)

Comprehensive loss	$(4,641)	$(7,269)	$(16,768)	$(17,397)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(Unaudited)
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

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(Unaudited)
10.	SEGMENT INFORMATION, Continued

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Packet-based	Advanced
	Technologies	Application
	Group	Services Group	Total
For the Three Months Ended September 30, 2005
Revenue	$6,139	$2,142	$8,281
(Loss) contribution before unallocated items	(970)	335	(635)

At September 30, 2005
Goodwill	1,061	1,453	2,514
Total assets	12,239	3,773	16,012

For the Three Months Ended September 30, 2004
Revenue	$4,140	$2,826	$6,966
(Loss) contribution before unallocated items	(2,588)	633	(1,955)

At December 31, 2004
Goodwill	1,061	1,453	2,514
Total assets	11,104	4,027	15,131
The following table reconciles the contribution before unallocated items to the loss before discontinued operations (in thousands):

	Three months ended September 30,
	2005	2004
Loss before unallocated items, per above	$(635)	$(1,955)
Corporate general and administrative expenses	(1,747)	(2,462)
Corporate research and development	(95)	(155)
Depreciation and amortization	(527)	(746)
Reorganization costs	(340)	—
Other	(1,255)	(239)
Income taxes	—	—

Loss from continuing operations	$(4,599)	$(5,557)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(Unaudited)
10.	SEGMENT INFORMATION, Continued

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Packet-based	Advanced
	Technologies	Application
	Group	Services Group	Total
For the Nine Months Ended September 30, 2005
Revenue	$16,194	$7,207	$23,401
(Loss) contribution before unallocated items	(4,493)	1,472	(3,021)

For the Nine Months Ended September 30, 2004
Revenue	$15,443	$9,253	$24,696
(Loss) contribution before unallocated items	(4,753)	2,358	(2,395)
The following table reconciles the contribution before unallocated items to the loss before discontinued operations (in thousands):

	Nine months ended September 30,
	2005	2004
Loss before unallocated items, per above	$(3,021)	$(2,395)
Corporate general and administrative expenses	(5,308)	(6,588)
Corporate research and development	(201)	(312)
Depreciation and amortization	(1,768)	(2,193)
Reorganization costs	(464)	(584)
Reorganization costs — loss on sublease	(2,550)	—
Reorganization costs-stock related	—	(570)
Other	(2,621)	(710)
Income taxes	—	—

Loss from continuing operations	$(15,933)	$(13,352)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(Unaudited)
10.	SEGMENT INFORMATION, Continued
The following table reconciles the segment total assets to the Company’s total assets:

	September 30,	December 31,
	2005	2004
Total assets before unallocated items, per above	$16,012	$15,131
Corporate assets:
Cash and cash equivalents	4,936	4,234
Restricted cash	1,620	—
Current portion of notes receivable	541	—
Other current assets	1,821	1,253
Assets held for sale	—	8,995
Property and equipment, net	2,052	3,087
Investment	735	729
Notes receivable, net of current portion	2,919	—

	$30,636	$33,429

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

	Canada	United States	Total
For the Three Months Ended September 30, 2005
Revenue	$—	$8,281	$8,281
(Loss) contribution before unallocated items	(1,026)	391	(635)

For the Three Months Ended September 30, 2004
Revenue	$—	$6,966	$6,966
Loss before unallocated items	(504)	(1,451)	(1,955)

For the Nine Months Ended September 30, 2005
Revenue	$—	$23,401	$23,401
(Loss) contribution before unallocated items	(3,378)	357	(3,021)

For the Nine Months Ended September 30, 2004
Revenue	$—	$24,696	$24,696
(Loss) contribution before unallocated items	(2,671)	276	(2,395)

At September 30, 2005
Total Assets	559	30,077	30,636

At December 31, 2004
Total Assets	704	32,725	33,429

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(Unaudited)
11.	REORGANIZATION COSTS

In the third quarter of 2005, the Company terminated a senior executive. As a result of this action, the Company recorded reorganization costs of $340,000, consisting of severance costs, during the three months ended September 30, 2005.

In the second quarter of 2005, the Company entered into a sublease agreement with an unrelated party to sublease excess office space at its facility in Atlanta, Georgia. The excess space was primarily due to reductions in the corporate staffing over the past year. As a result of these actions, the Company recorded an accrual for all remaining payments due on this lease, less amounts to be paid by the sublessor. Total payments remaining through January 31, 2010 are $3.3 million and the sublease total payments are $1.6M over the remaining term of the lease. The Company recorded reorganization costs of $2.6 million during the three months ended June 30, 2005. The charge represents the difference between the lease and the sublease for the entire remaining term, as well as write-offs for furniture and leasehold improvements. The Company expects to save approximately $1.6 million over the term of the sublease, which expires January 31, 2010. The balance of the accrued loss on sublease is $1.9 million at September 30, 2005.

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

The Company has a stock option plan for employees, members of the board of directors, consultants, and other individual contributors to the Company. In addition, in connection with various financing and acquisition transactions, and for services provided to the Company, the Company has issued warrants to purchase the Company’s common stock. A summary of stock options and warrants outstanding at September 30, 2005 is as follows:

OPTIONS AND WARRANTS ISSUED TO EMPLOYEES

	Options and Warrants Outstanding		Options and Warrants Exercisable
Range of Exercise	Outstanding at	Weighted Average	Exercisable at	Weighted Average
Prices	September 30, 2005	Exercise Price	September 30, 2005	Exercise Price
$0.95-$2.50	1,337,183	$1.88	605,633	$1.87
$2.51-$5.00	250,545	$3.28	157,695	$3.22
$5.01-$7.50	109,185	$6.54	96,063	$6.59
$7.51-$10.69	93,088	$8.76	83,813	$8.81
$10.70-$10.70	752,500	$10.70	752,500	$10.70
$10.71-$15.25	54,394	$13.79	54,294	$13.80
$15.26-$20.00	266,545	$17.01	242,820	$16.99
$20.01-$25.00	212,921	$20.92	212,596	$20.92
$25.01-$90.00	117,093	$33.52	117,093	$33.52

Total	3,193,454	$8.32	2,322,507	$10.55

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(Unaudited)
12.	STOCK OPTIONS AND WARRANTS, Continued

Options and warrants issued to employees generally terminate ten years from the date of grant. Termination dates on the options and warrants listed above range from October 1, 2005 to September 30, 2015.

A summary of the status of stock options and warrants granted to employees as of September 30, 2005, and the changes during the nine months ended September 30, 2005 is presented below :

	Number of	Weighted
	Shares of	Average
	Underlying	Exercise
	Options	Prices
Outstanding at beginning of the period	3,242,185	$10.18

Granted	895,650	1.79

Exercised	(16,364)	0.97

Forfeited	(928,017)	8.68

Expired	—	—

Outstanding at end of period	3,193,454	$8.32

Exercisable at end of period	2,322,507	$10.55

A summary of warrants issued primarily in connection with financing is as follows:

	Number of	Weighted Average
Exercise Price	Outstanding Warrants	Exercise Price	Expiration Date
$0.05	5,000	$0.05	October 2006
$2.50-$3.60	3,262,400	$3.33	January 2007-July 2010
$6.70-$9.05	789,792	$8.18	January 2006-February 2011
$20.15-$20.40	404,069	$20.38	November 2005
$26.25-$30.00	50,000	$28.50	October 2006

Total	4,511,261	$5.98

All warrants are vested.

The exercise price and number outstanding for certain warrants previously issued have been adjusted according to their antidilution provisions.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(Unaudited)
12.	STOCK OPTIONS AND WARRANTS, Continued

A summary of the status of warrants issued primarily in connection with financing as of September 30, 2005, and the changes during the nine months ended September 30, 2005 is presented below :

	Number of	Weighted
	Shares of	Average
	Underlying	Exercise
	Warrants	Prices
Outstanding at beginning of period	2,110,361	$19.03

Granted	5,262,399	3.55

Exercised	(2,506)	0.05

Expired	(3,040,520)	11.61

Effects of anti-dilutive provisions	181,527

Outstanding and exercisable at end of period	4,511,261	$5.98

If the Company had used the fair value-based method of accounting for its stock option and incentive plans and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, then the pro-forma net loss and net loss per common share would have been as follows (in thousands, except for per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(4,599)	$(7,321)	$(16,499)	$(17,338)
Add: Stock-based compensation expense included in net loss	—	90	7	346
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(392)	(714)	(301)	(1,944)

Pro forma net loss	$(4,991)	$(7,945)	$(16,793)	$(18,936)

Net loss per common share
As reported	$(0.17)	$(0.27)	$(0.61)	$(0.66)
Pro forma	(0.18)	(0.30)	(0.63)	(0.72)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(Unaudited)
13.	NET LOSS PER SHARE

Basic and diluted net loss per share are computed in accordance with SFAS No. 128, “Earnings Per Share,” using the weighted average number of common shares outstanding. The diluted net loss per share for the three months ended September 30, 2005 does not include the effect of the common stock equivalents, calculated by the treasury stock method, as their impact would be antidilutive. Using the treasury stock method, common stock equivalents are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Shares issuable under stock options	93,089	468,731	55,728	643,210
Shares issuable pursuant to warrants to purchase common stock	6,283	7,437	6,961	7,996

	99,372	476,169	62,689	651,205

14.	SUBSEQUENT EVENTS

On October 3, 2005, the Board of Directors approved an amendment to the Company’s Articles of Incorporation effecting the Reverse Split of the Company’s common stock and reducing the number of authorized shares of common stock from 300 million to 60 million.

On the effective date of October 11, 2005, each holder of record was deemed to hold one share of common stock for every five shares held immediately prior to the effective date. The Company will make cash payments for fractional shares to holders who have a number of shares not divisible by five.

Following the effective date of the Reverse Split, the par value of the common stock remained at $.01 per share. As a result, the Company reduced the common stock in its Consolidated Balance Sheet as of the effective date by approximately $1.1 million, with a corresponding increase in additional paid-in capital. All per share amounts have been retroactively adjusted for all periods presented to reflect Reverse Split.

15.	LITIGATION

Except for the pending matters described in Note 16 to the Company’s audited consolidated financial statements included in the Annual Report, the Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business, and the Company does not expect these ordinary routine claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company. There have been no material developments regarding the pending matters described in Note 16 to the Company’s audited consolidated financial statements included in the Annual Report during the nine months ended September 30, 2005.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Certain statements in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “Quarterly Report”) and in future filings by the Company with the SEC and in the Company’s written and oral statements that are not statements of historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “will” and similar expressions are examples of words that identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding our future financial position, business strategy and expected cost savings. These forward-looking statements are based on our current beliefs, as well as assumptions we have made based upon information currently available to us.
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
     On October 11, 2005, the Company effected a 1-for-5 reverse stock split of the Company’s outstanding common stock, pursuant to which every five (5) shares of the Company’s common stock outstanding on such date were converted into one (1) share of the Company’s common stock (the “Reverse Split”). No fractional shares of common stock were issued as a result of the Reverse Split, and shareholders otherwise entitled to receive fractional shares as a result of the Reverse Split will be paid cash in lieu thereof.
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
Results of Operations
Three Months Ended September 30, 2005, compared to Three Months Ended September 30, 2004
     For the three months ended September 30, 2005, the Company’s net loss totaled $4.6 million, or $0.17 per share, compared with a net loss of $7.3 million, or $0.27 per share, for the same period in 2004. The 2004 results included a loss from discontinued operations of $1.8 million.

Continuing Operations
     For the three months ended September 30, 2005, the Company’s net loss from continuing operations totaled $4.6 million, or $0.17 per share, compared with a net loss of $5.6 million, or $0.21 per share, for 2004.
     Total revenue was $8.3 million in the three months ended September 30, 2005, reflecting a 19% increase from the same period in 2004. Products revenue increased from $3.0 million in the three months ended September 30, 2004, to $4.7 million in the three months ended September 30, 2005. The increase in product revenue in the Packet-Based Technologies Group is attributable to the addition of product revenue related to WSECI, which was acquired by the Company on March 31, 2005, as well as the Company’s Netperformer division and the Company’s softswitching division. Services revenue was $3.6 million for the three months ended September 30, 2005, reflecting a 10% decrease from the same period in 2004, primarily due to revenue from the Advanced Application Services Group. The decrease in revenue from the Advanced Application Services Group was attributable primarily to a decline in revenue from its largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor, net of new customers added. Gross profit was 45% of revenue in the three months ended September 30, 2005, comparable with 44% of revenue for the same period in 2004. The increase in gross profit dollars resulted primarily from the increase in revenues.
     Total operating expenses incurred for the three months ended September 30, 2005, were $7.1 million, a decrease of $1.3 million compared with the same period in 2004. The decrease is primarily attributable to the following items: decreases in general and administrative expenses of $692,000, sales and marketing expenses of $635,000, research and development expenses of $99,000 and depreciation and amortization of $219,000 offset by an increase in reorganization costs of $340,000.
     The decrease in general and administrative expenses resulted from a decrease in personnel and related costs due to the disposition of the NACT and MCK business resulting in the consolidation of some corporate functions, reduced professional services expenses and insurance and a decrease in rent expense for corporate facilities during the three months ended September 30, 2005.
     The decrease in sales and marketing expenses resulted from the reduction of personnel costs primarily for sales management overhead and marketing, and personnel related costs including travel
     Research and development expenses are comparable to the same period in 2004.
     The decrease in depreciation and amortization expense is related to a decrease in amortization of deferred compensation and the effect of fully depreciated assets and lower capital additions. The deferred compensation became fully-amortized in the first quarter of 2005.
     In the third quarter of 2005, the Company terminated a senior executive. As a result of this action, the Company recorded reorganization costs of $340,000 during the three months ended September 30, 2005.
     As a percent of revenue, operating expenses were 85% during the three months ended September 30, 2005 as compared with 120% for the same period in 2004.
     Other expense was $41,000 during the three months ended September 30, 2005 compared with income of $72,000 for the same period in 2004. Other income was primarily related to the sale of non-operating assets.
     Equity in income of investment was $58,000 during the three months ended September 30, 2005, compared with a loss of $56,000 for the same period in 2004. This amount represents the Company’s portion of BeTrue’s income or losses.
     Net interest expense was $1.3 million during the three months ended September 30, 2005, an increase of $1.0 million compared with the same period in 2004. The increase was primarily attributable to interest and amortization of the discount and loan origination fees on the $13.5 million of senior unsecured convertible debentures issued in February 2005, as well as increased amortization of the discount on the 7.5% convertible subordinated debentures that were restructured during the three months ended September 30, 2005.

Business Unit Performance

	Packet-based		Advanced
	Technologies		Applications
Dollars in thousands	Group		Services Group		Consolidated
For the Three Months
Ended September 30,	2005	2004	2005	2004	2005	2004
Revenue	$6,139	$4,140	$2,142	$2,826	$8,281	$6,966

Gross profit	3,184	2,119	534	930	3,718	3,049

Gross margin	52%	51%	25%	33%	45%	44%
General and administrative	671	549	174	273	845	822
Sales and marketing	1,923	2,559	25	24	1,948	2,583
Research and development	1,560	1,599	—	—	1,560	1,599

(Loss) contribution before unallocated items	$(970)	$(2,588)	$335	$633	(635)	(1,955)

Unallocated items:

Corporate general and administrative					1,747	2,462
Corporate research and development					95	155
Depreciation and amortization					527	746
Reorganization costs					340	—

Operating loss					(3,344)	(5,318)

Other					(1,255)	(239)

Loss before income taxes					$(4,599)	$(5,557)

Packet-based Technologies Group
     Total revenue from the Packet-based Technologies Group revenue was $6.1 million in the three months ended September 30, 2005, a 48% increase from the same period in 2004. During the three months ended September 30, 2005, the Packet-Based Technologies Group included $723,000 of revenue related to WSECI, which was acquired by the Company on March 31, 2005. The additional increase in revenue in the Packet-Based Technologies Group is attributable to the Company’s Netperformer division and the Company’s softswitching division.
     Gross profit increased by $1.1 million in the three months ended September 30, 2005, and was 52% percent of revenue, compared with 51% in the same period in 2004. The increase in gross profit dollars is attributable to the increase in revenue.
     Allocated operating expenses incurred in the Packet-Based Technologies Group for the three months ended September 30, 2005, were $4.2 million, a decrease of $553,000 compared to the same period in 2004. The decrease in sales and marketing expenses resulted from the reduction of personnel costs primarily for sales management overhead and marketing, and personnel related costs including travel. General and administrative and research and development expenses were comparable to the same period in 2004. As a percent of revenue, operating expenses for the Carrier Solutions Group were 68% during the three months ended September 30, 2005, down from 114% during the same period in 2004.

Advanced Applications Services Group
     Total revenue for the Advanced Applications Services Group was $2.1 million in the three months ended September 30, 2005, a 24% decrease from the same period in 2004. The decrease in revenue is related to a decrease in outsourced services for hospitality related customers.
     Gross profit decreased by $396,000 in the three months ended September 30, 2005, and was 25% of revenue, compared with 33% of revenue in the same period in 2004. The decrease in gross profit dollars and gross margin percentage was attributable primarily to a decline in revenue from the Advanced Applications Services Group’s largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor, net of new customers added.
     Allocated operating expenses incurred in Advanced Applications Services Group for the three months ended September 30, 2005, were $199,000 a decrease of $98,000 compared with the same period in 2004. The decrease in general and administrative expenses primarily relate to a decrease in personnel and related costs rent expense and a reduction in bad debt expense
Discontinued Operations
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
     Summary operating results of the discontinued operations (in thousands) are as follows:

	For the three months ended September 30,
	2005	2004
Revenue	$—	$4,280

Gross profit	—	1,441

Operating loss	—	(1,764)

Loss from discontinued operations	$—	$(1,764)

     The operating loss from discontinued operations in the three months ended September 30, 2004 includes general and administrative costs of $698,000, sales and marketing costs of $917,000, research and development costs of $1.3 million and depreciation and amortization of $310,000.
Nine months Ended September 30, 2005, Compared to Nine months Ended September 30, 2004
     For the nine months ended September 30, 2005, the Company’s net loss totaled $16.5 million, or $0.61 per share, compared with a net loss of $17.3 million, or $0.66 per share, for the same period in 2004. The 2005 results included $3.0 million in reorganization costs and a loss from discontinued operations of $566,000. The 2004 results included $1.2 million in reorganization costs and a loss from discontinued operations of $4.0 million.

Continuing Operations
     For the nine months ended September 30, 2005, the Company’s net loss from continuing operations totaled $16.0 million, or $0.59 per share, compared with a net loss of $13.4 million, or $0.51 per share, for 2004. The 2005 results included $3.0 million in reorganization costs. The 2004 results included $1.2 million in reorganization costs.
     Total revenue was $23.4 million in the nine months ended September 30, 2005, reflecting a 5% decrease from the same period in 2004. Products revenue increased from $11.7 million in the nine months ended September 30, 2004, to $12.0 million in the nine months ended September 30, 2005. During the nine months ended September 30, 2005, the Packet-Based Technologies Group included $1.4 million of product revenue related to WSECI, which was acquired by the Company on March 31, 2005, but this was partially offset by a large softswitch sale during the nine months ended September 30, 2004 that did not repeat in the nine months ended September 30, 2005. Services revenue was $11.4 million for the nine months ended September 30, 2005, reflecting a 13% decrease from the same period in 2004, primarily due to revenue from the Advanced Application Services Group. The decrease in revenue from the Advanced Application Services Group was attributable primarily to a decline in revenue from its largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor, net of new customers added. Gross profit was 44% of revenue in the nine months ended September 30, 2005, compared with 48% of revenue for the same period in 2004. The decrease in gross profit dollars resulted primarily from the decrease in revenues. The decrease in gross profit percentage is due to the increase in amortization of intangibles and the high margin experienced on the large softswitch sale during the nine months ended September 30, 2004 that did not repeat in the nine months ended September 30, 2005.
     Total operating expenses incurred for the nine months ended September 30, 2005, were $23.7 million, a decrease of $891,000 compared with the same period in 2004. The decrease is primarily attributable to the following items: decreases in general and administrative expenses of $1.5 million, sales and marketing expenses of $805,000, research and development expenses of $65,000, depreciation and amortization of $425,000, reorganization costs of $120,000 and reorganization costs-stock related of $570,000 offset by an increase in reorganization costs – loss on sublease of $2.6.
     The decrease in general and administrative expenses resulted from a decrease in personnel and related costs due to the disposition of the NACT and MCK business resulting in the consolidation of some corporate functions, decreased professional services, rent, insurance and bad debt expense during the nine months ended September 30, 2005.
     The decrease in sales and marketing expenses resulted from the reduction of personnel costs primarily for sales management overhead and marketing, and personnel related costs including travel.
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
     In the third quarter of 2005, the Company terminated a senior executive. As a result of this action, the Company recorded reorganization costs of $340,000 during the nine months ended September 30, 2005.
     In the second quarter of 2005, the Company entered into a sublease agreement with an unrelated party to sublease excess office space at its facility in Atlanta, Georgia. The excess space was primarily due to reductions in the corporate staffing over the past year. As a result of these actions, the Company recorded an accrual for all remaining payments due on this lease, less amounts to be paid by the sublessor. There is one lease with total payments remaining through January 31, 2010 of $3.3 million and the sublease has total payments of $1.6M over the remaining term of the lease. The Company recorded reorganization costs of $2.6 million during the nine months ended September 30, 2005. The charge represents the difference between the lease and the sublease for the entire remaining term, as well as write-offs for furniture and leasehold improvements. The Company expects to save approximately $1.6 million over the remaining term of the original lease, which expires January 31, 2010.

     In the first quarter of 2005, the Company initiated a reorganization as a result of the sale of MCK and NACT and eliminated six corporate positions. As a result of these actions, the Company recorded reorganization costs of $124,000 during the nine months ended September 30, 2005.
     In the first quarter of 2004, the Company terminated a senior executive. As a result of this action, the Company recorded reorganization costs of $1.2 million during the nine months ended September 30, 2004. The reorganization costs consist of severance costs of $584,000 and non-cash stock compensation of $570,000 related to the write-off of unamortized deferred compensation.
     As a percent of revenue, operating expenses were 101% during the nine months ended September 30, 2005 as compared with 99% for the same period in 2004.
     Other expense was $58,000 during the nine months ended September 30, 2005 compared with income of $196,000 for the same period in 2004. Other income was primarily related to the sale of non-operating assets.
     Equity in income of investment was $6,000 during the nine months ended September 30, 2005, compared to a loss of $119,000 for the same period in 2004. This amount represents the Company’s portion of BeTrue’s income or losses
     Net interest expense was $2.6 million during the nine months ended September 30, 2005, an increase of $1.8 million compared with the same period in 2004. The increase was primarily attributable to interest and amortization of the discount and loan origination fees on the $13.5 million of senior unsecured convertible debentures issued in February 2005, as well as increased amortization of the discount on the 7.5% convertible subordinated debentures that were restructured during the nine months ended September 30, 2005.
Business Unit Performance

	Packet-based		Advanced
	Technologies		Applications
Dollars in thousands	Group		Services Group		Consolidated
For the Nine Months
Ended September 30,	2005	2004	2005	2004	2005	2004
Revenue	$16,194	$15,443	$7,207	$9,253	$23,401	$24,696

Gross profit	8,196	8,665	2,139	3,231	10,335	11,896

Gross margin	51%	56%	30%	35%	44%	48%
General and administrative	1,745	1,742	593	772	2,338	2,514
Sales and marketing	6,069	6,847	74	101	6,143	6,948
Research and development	4,875	4,829	—	—	4,875	4,829

(Loss) contribution before unallocated items	$(4,493)	$(4,753)	$1,472	$2,358	(3,021)	(2,395)

Unallocated items:

Corporate general and administrative					5,308	6,588
Corporate research and development					201	312
Depreciation and amortization					1,768	2,193
Reorganization costs					464	584
Reorganization costs-loss on sublease					2,550
Reorganization costs-stock related					—	570

Operating loss					(13,312)	(12,642)

Other					(2,621)	(710)

Loss before income taxes					$(15,933)	$(13,352)

Packet-based Technologies Group
     Total revenue from the Packet-based Technologies Group revenue was $16.2 million in the nine months ended September 30, 2005, a 5% increase from the same period in 2004. During the nine months ended September 30, 2005, the Packet-Based Technologies Group included $1.6 million of revenue related to WSECI, which was acquired by the Company on March 31, 2005, but this was partially offset by a large softswitch sale during the nine months ended September 30, 2004 that did not repeat in the nine months ended September 30, 2005.
     Gross profit decreased by $469,000 in the nine months ended September 30, 2005, and was 51% percent of revenue, compared with 56% in the same period in 2004. The decrease in gross profit dollars and gross margin is attributable to the high margin on the large softswitch sale during the nine months ended September 30, 2004.
     Allocated operating expenses incurred in the Packet-Based Technologies Group for the nine months ended September 30, 2005, were $12.7 million, a decrease of $729,000 compared to the same period in 2004. The decrease in sales and marketing expenses resulted from the reduction of personnel costs primarily for sales management overhead and marketing, and personnel related costs including travel. General and administrative and research and development expenses were comparable to the same period in 2004. As a percent of revenue, operating expenses for the Packet-Based Technologies Group were 78% during the nine months ended September 30, 2005 down from 87% during the same period in 2004.
Advanced Applications Services Group
     Total revenue for the Advanced Applications Services Group was $7.2 million in the nine months ended September 30, 2005, a 22% decrease from the same period in 2004. The decrease in revenue is related to a decrease in outsourced services and rebillable travel for hospitality related customers.
     Gross profit decreased by $1.1 million in the nine months ended September 30, 2005, and was 30% of revenue, compared with 35% of revenue in the same period in 2004. The decrease in gross profit dollars and gross margin percentage was attributable primarily to a decline in revenue from the Advanced Applications Services Group’s largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor, net of new customers added.
     Allocated operating expenses incurred in Advanced Applications Services Group for the nine months ended September 30, 2005, were $667,000, a decrease of $206,000 compared to the same period in 2004. The decrease in general and administrative expenses primarily relate to a decrease in personnel and related costs and a reduction in bad debt expense. The decrease in sales and marketing expenses primarily related to a decrease in personnel and related costs.
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

     Summary operating results of the discontinued operations (in thousands) are as follows:

	For the nine months ended September 30,
	2005	2004
Revenue	$212	$14,447

Gross (loss) profit	(27)	6,243

Operating loss	(566)	(4,015)

Loss from discontinued operations	$(566)	$(3,986)

     The operating loss from discontinued operations in the nine months ended September 30, 2005 includes general and administrative costs of $97,000, sales and marketing costs of $104,000, research and development costs of $275,000, depreciation and amortization of $61,000.
     The operating loss from discontinued operations in the nine months ended September 30, 2004 includes general and administrative costs of $2.2 million, sales and marketing costs of $3.3 million, research and development costs of $3.8 million, depreciation and amortization of $978,000 and other income of $30,000.
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
Liabilities of Discontinued Operations
     In January 2005, the Company disposed of substantially all of the operating assets of its NACT and MCK businesses. As a result of these sales, certain liabilities of MCK are now classified as discontinued operations, including a liability for one lease with total payments remaining through March 31, 2007 of $2.0 million, discounted at 6%, which has been sub-leased for approximately 66% of the total lease liability over the remaining term of the lease.
     During 2001, the Company initiated certain restructuring plans and discontinued operations of its legacy value-added reseller business. In conjunction with these restructuring plans, the Company established a restructuring reserve account for the estimated costs related to the plans. These costs primarily related to facilities closings, severance costs and other businesses exiting costs. For the facilities closings cost, a reserve was established for all remaining lease payments due on buildings and equipment that were no longer being utilized in continuing operations, less assumptions for sub-leases. The accrual for one of the leases with total payments remaining through January 31, 2010 of $1.8 million is offset by sublease receipts totaling $770,000 through the end of the lease term and assumes an amount of $240,000 for the extension of one of the subleases through the end of the lease term.
     As of September 30, 2005, the Company had a remaining balance of approximately $2.9 million in liabilities of discontinued operations. The Company currently believes that this remaining estimated balance is appropriate to cover future obligations associated with the restructurings; however, changes in these estimates could occur based on changes in the financial condition of the subleases.
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
Goodwill, Intangible Assets and Long-Lived Assets
     Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with provisions of SFAS No. 142. The Company plans to complete its test for impairment by December 31, 2005. Significant estimates are made with respect to the impairment testing. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).
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
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after December 31, 2005, supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS No. 95”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company beginning January 1, 2006. The Company is in the process of evaluating the impact of this standard on the financial statements.

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
     At September 30, 2005, the Company had a positive working capital position (excess of current assets over current liabilities) of $5.5 million compared to a positive working capital position of $7.6 million at December 31, 2004. The Company’s cash and cash equivalents totaled $5.1 million at September 30, 2005, and $4.2 million at December 31, 2004. Total long-term debt, net of discount, was $8.9 million at September 30, 2005 and $2.7 million at December 31, 2004. At September 30, 2005 and December 31, 2004, the Company had no borrowings under its credit facility with Silicon. The Company’s borrowing availability under the Amended Credit Agreement at September 30, 2005 was $6.5 million. The Company has outstanding stand-by letters of credit in the amount of $1.6 million at September 30, 2005, which reduce borrowing capacity under the Amended Credit Agreement.
     In March 2005, the Company and Silicon renewed and in June and July 2005 further amended the credit facility in connection with the disposition of the MCK and NACT businesses, the sublease of the Company’s facilities in Atlanta, Georgia and the restructuring of the Company’s 7.5% convertible subordinated debentures. The Amended Credit Agreement provides for a credit line of $7.5 million through September 30, 2005 at which time it increased to $10.0 million after the Company met certain financial criteria. The working capital line includes an EX-IM facility that will provide for working capital based on the Company’s international accounts receivable and inventories related to export sales. Under the terms of the Amended Credit Agreement, the Company must maintain a minimum cash and excess availability covenant, computed monthly, and may not declare dividends or incur any additional indebtedness without the consent of Silicon, and must comply with other financial covenants, as defined in the Amended Credit Agreement. The Company was in compliance with these covenants as of September 30, 2005.
     On February 12, 2003, the Company acquired substantially all the business assets and assumed certain related liabilities of Clarent Corporation for $9.8 million in notes. At September 30, 2005, a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum, remains outstanding. The assets the Company purchased from Clarent Corporation secure the note.
     On February 4, 2005, the Company completed a private placement of senior unsecured convertible debentures and warrants pursuant to a securities purchase agreement with certain institutional investors. The Company issued $13.5 million of senior unsecured convertible debentures, Series A warrants exercisable for 2.2 million shares (10.8 million shares before Reverse Split) of the Company’s common stock and Series B warrants exercisable for 2.0 million shares (10.0 million shares before Reverse Split) of the Company’s common stock. The senior unsecured convertible debentures bear interest at 6% per annum and are due February 2009 and are convertible into approximately 5.4 million shares (27.0 million before the Reverse Split) of the Company’s common stock at an initial conversion price of $2.50 per share ($0.50 before the Reverse Split), subject to anti-dilution adjustments and certain limitations. Interest is payable on a quarterly basis beginning April 2005 and principal is payable on a quarterly basis beginning August 2006. The Series A warrants issued in connection with the private placement are exercisable for a period of five years commencing on February 4, 2005 and at an exercise price of $3.60 per share ($0.72 before the Reverse Split). The Series B warrants issued in connection with the private placement were exercisable for a period of 90 days, commencing on June 16, 2005 and had an exercise price of $3.90 per share ($0.78 before the Reverse Split). The Series B warrants expired in September 2005. The Company received net proceeds of approximately $12.5 million, including $1.6 million in restricted cash, net of expenses.
Cash Flow
     Cash used in the Company’s continuing operations in the nine months ended September 30, 2005 totaled approximately $10.8 million compared with $11.3 million in the same period in 2004. The cash used in continuing operations during the nine months ended September 30, 2005 resulted primarily from cash used by continuing operations of $9.1 million (net loss from continuing operations of $15.9 million reduced by non-cash charges totaling $6.8 million, including reorganization costs of $2.6 million, depreciation and amortization of $2.2 million, amortization of loan fees and discount on convertible subordinated debentures of $1.9 million, provision for doubtful accounts of $228,000) and changes in current operating assets and liabilities of approximately $1.7 million.

     Cash used in the Company’s discontinued operations in the nine months ended September 30, 2005 totaled $1.3 million compared to cash provided of $2.1 million in the same period in 2004.
     The Company used cash in investing activities for continuing operations in the nine months ended September 30, 2005 of approximately $2.4 million, compared to cash provided by investing activities for continuing operations of $530,000 in the same period of 2004. In the nine months ended September 30, 2005, the Company used $268,000 in cash related to the acquisition of WSECI. During the nine months ended September 30, 2005, restricted cash increased by $1.6 million compared to a decrease of $2.2 million in the same period in 2004. The Company spent $529,000 and $1.8 million on capital expenditures in the nine months ended September 30, 2005 and 2004, respectively.
     Cash provided by investing activities for discontinued operations totaled approximately $4.2 million in the nine months ended September 30, 2005, compared to cash used by investing activities for discontinued operations of $4.4 million in the same period of 2004. For the nine months ended September 30, 2005, the Company received proceeds of $4.0 million for the disposition of the NACT and MCK business, as well as proceeds of $180,000 on the Note issued in the disposal of MCK. During the nine months ended September 30, 2004, the Company spent $287,000 on capital expenditures and $4.1 million in cash related liabilities assumed with the acquisition of MCK.
     Cash provided by financing activities totaled approximately $11.2 million in the nine months ended September 30, 2005 compared to $16.3 million in the same period of 2004. For the nine months ended September 30, 2005, the Company received proceeds from the issuance of convertible debentures, net of associated fees of $12.8 million, including $1.6 million in restricted cash. For the nine months ended September 30, 2005, the Company made payments of $1.6 million on the $4.5 million convertible subordinated debentures. For the nine months ended September 30, 2004, the Company received proceeds from a private placement, net of associated fees of $16.5 million and $128,000 from the exercise of options and warrants which was offset by a payment of $350,000 on the notes payable for the purchase of substantially all of the operating assets of Clarent Corporation.
Contractual Obligations and Commercial Commitments
The following summarizes the Company’s future contractual obligations at September 30, 2005 (in thousands):

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Line of credit	$—	$—	$—	$—	$—
Additional payments for the acquisition of Encore Group	276	194	82	—	—
Notes payable for the purchase of Clarent	3,000		3,000	—	—
Convertible subordinated debentures	2,925	2,700	225	—	—
Senior unsecured convertible debentures	13,500	563	9,000	3,937	—
Operating leases:
Continuing operations	7,810	2,133	3,625	2,052	—
Discontinued operations	3,698	1,734	1,442	522	—

Total contractual cash obligations	$31,209	$7,324	$17,374	$6,511	$—

     Note, this table excludes interest expense and sublease rentals and assumes that leases are not renewed. The Company has outstanding stand-by letters of credit issued under its line of credit in the amount of $1.6 million at September 30, 2005.
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
     The Company’s short-term cash needs are for working capital, including cash operating losses, capital expenditures, and payments on the 7.5% convertible subordinated debentures of approximately $2.7 million in the next twelve months, interest payments on debt outstanding and payments related to discontinued operations. At September 30, 2005, accrued loss on sublease totaled $1.9 million. The Company expects to pay out approximately $531,000 related to lease payments, net of sublease rentals in the next twelve months. At September 30, 2005, liabilities of discontinued operations included $1.9 million in lease payments related to discontinued operations. The Company expects to pay out approximately $661,000 related to lease payments, net of sublease rentals for discontinued operations in the next twelve months.
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
Interest Rate Risks
The Company’s notes payable and convertible debentures at September 30, 2005, carry interest rates, which are fixed. The Company’s credit facility with Silicon carries interest rates, which vary with the prime rate. Accordingly, if the Company has any indebtedness outstanding under its credit facility with Silicon, then any increases in Silicon’s prime rate will reduce the Company’s earnings. At September 30, 2005, the Company did not have any indebtedness outstanding under its credit facility with Silicon.
Foreign Currency Risks
Products sold outside of the United States of America are transacted in U.S. dollars and, therefore, the Company is not exposed to foreign currency exchange risk. Transactions with Verso Canada and Verso Technologies (UK) Limited, an indirect, wholly owned subsidiary of the Company, present foreign currency exchange risk. The principal transactions are personnel and related costs. The intercompany balance is denominated in U.S. dollars and changes in foreign currency rates would result in foreign currency gains and losses. Using the intercompany balance at September 30, 2005, a 10% strengthening of the U.S. dollar against the Canadian dollar and the British pound would result in a foreign currency transaction loss of approximately $26,000. To date, foreign exchange gains and losses have not been significant.

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
     During the quarter ended September 30, 2005, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     Except for the pending matters described in Note 16 to the Company’s Consolidated Financial Statements included in the Annual Report, the Company is not a party to any material legal proceedings other than ordinary routine claims and proceedings incidental to its business, and the Company does not expect these ordinary routine claims and proceedings, either individually or in the aggregate, to have a material adverse effect on the Company. There has been no material developments regarding the pending matters described in Note 16 to the Company’s audited consolidated financial statements included in the Annual Report during the nine months ended September 30, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On August 24, 2005, the Company issued to the former shareholders of WSECI (the “Shareholders”) an aggregate of 251,959 shares of the Company’s common stock (1,259,799 shares after the Reverse Split) constituting contingent consideration which WSECI become entitled to receive pursuant to the Asset Purchase Agreement. The shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act (“Section 4(2)”). The Company based such reliance upon factual representations made to the Company by the recipients of the shares regarding such recipients’ investment intent and sophistication, among other things.
     On August 31, 2005, the Company issued to PNC Bank (“PNC”) 2,506 shares of the Company’s common stock (12,532 before the Reverse Split) upon exercise by PNC of a warrant to purchase such shares and payment by PNC to the Company of an aggregate price of $125.32. The warrant was issued by the Company on September 1, 2000. The shares were issued without registration under the Securities Act, in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations made to the Company by PNC regarding its investment intent and sophistication, among other things.
ITEM 6. Exhibits
The exhibits required to be furnished with this Quarterly Report are listed on the exhibit index attached hereto.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSO TECHNOLOGIES, INC.

Date: November 8, 2005	/s/ Juliet M. Reising

Executive Vice President and Chief Financial Officer
(duly authorized signatory and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-18 (File No. 33-51456).

3.2	Amendment to the Amended and Restated Articles of Incorporation of the Company, as amended.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 2, 2000.

3.3	Amendment to the Amended and Restated Articles of Incorporation of the Company, as amended.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 19, 2001.

3.4	Amendment to the Amended and Restated Articles of Incorporation of the Company, amended.	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

3.5	Articles of Amendment to the Company’s Articles of Incorporation, effective as of October 11, 2005.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 7, 2005.

3.6	The Company’s Amended and Restated Bylaws, adopted October 24, 2005.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 7, 2005.

4.1	Warrant issued July 25, 2005 to Mainfield Enterprises Inc. to purchase 1,500,000 shares of Common Stock.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 29, 2005.

4.2	Warrant issued July 25, 2005 to Heimdall Investments, Ltd. to purchase 1,500,000 shares of Common Stock.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 29, 2005.

4.3	Warrant issued July 25, 2005 to Mainfield Enterprises Inc. to purchase 500,000 shares of Common Stock.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed July 29, 2005.

4.4	Warrant issued July 25, 2005 to Heimdall Investments, Ltd. to purchase 500,000 shares of Common Stock.	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed July 29, 2005.

4.5	Registration Rights Agreement dated as of July 25, 2005, among the Company and the investors signatory thereto.	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed July 29, 2005.

10.1	Sublease dated July 1, 2005, between the Company and Digital Insurance, Inc.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 8, 2005.

10.2	Bill of Sale dated July 1, 2005, executed by the Company in favor of Digital Insurance, Inc.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed July 8, 2005.

10.3	Security Agreement entered into on July 1, 2005, between the Company and Digital Insurance, Inc.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed July 8, 2005.

10.4	Amendment to the 7.5% Convertible Debentures dated as of July 25, 2005 among the Company, Mainfield Enterprises Inc. and Heimdall Investments, Ltd.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 29, 2005.

10.5	Limited Waiver and Amendment to Loan Documents dated July 25, 2005 between the Company and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed July 29, 2005.

10.6	Limited Waiver and Amendment to Loan Documents (Exim Program) dated July 25, 2005 between the Company and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed July 29, 2005.

10.7	Separation Agreement between the Company and Lewis Jaffe entered into on August 16, 2005.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 22, 2005.

10.8	Verso Technologies, Inc. 1999 Stock Incentive Plan, as amended September 22, 2005.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 28, 2005.

10.9	Amendment #1 to Secured Convertible Promissory Note among the Company, CITEL Technologies Limited and CITEL Technologies, Inc. entered into on September 23, 2005.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 28, 2005.

10.10	Subordination Agreement dated as of September 23, 2005, between the Company and Bridge Bank, National Association.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed September 28, 2005.

10.10	Executive Employment Agreement executed on October 24, 2005, but effective as of October 1, 2005 between the Company and Montgomery Bannerman. (Represents an executive compensatory plan or arrangement.)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 27, 2005.

10.11	Amended and Restated Executive Employment Agreement executed on October 24, 2005, but effective as of October 1, 2005 between the Company and Steven A. Odom. (Represents an executive compensatory arrangement or plan.)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 27, 2005.

10.12	Amended and Restated Executive Employment Agreement executed on October 24, 2005, but effective as of October 1, 2005 between the Company and Juliet M. Reising. (Represents an executive compensatory arrangement or plan.)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 27, 2005.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.	Filed herewith.