Form 10-K
period 2005-12-31
VERSO TECHNOLOGIES INC
filed 2006-03-31
CIK 797448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-22190

Verso Technologies, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1484525
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
400 Galleria Parkway
Suite 200
Atlanta, GA 30339
(Address of Principal Executive Offices)
678-589-3750
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: common stock, $0.01 par value per share
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act of 1933.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):
Large Accelerated filer ☐          Accelerated Filer ☐          Non-accelerated Filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes ☐          No ☑
      As of June 30, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the last reported sale price of such common equity of the registrant as of such date as reported by the Nasdaq Stock Market, was $35,003,384.
      As of March 23, 2006, 32,910,078 shares of common stock of the registrant were outstanding.
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
      Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include: the volatility of the price of our common stock, par value $0.01 per share (the “Common Stock”); our ability to fund future growth; our ability to become profitable; our ability to attract and retain qualified personnel; general economic conditions of the communications market; market demand for and market acceptance of our products; legal claims against us, including, but not limited to, claims of patent infringement; our ability to protect our intellectual property; defects in our products; our obligations to indemnify our customers; our exposure to risks inherent in international operations; our dependence on contract manufacturers and suppliers; general economic and business conditions; other risks and uncertainties included in the section of this Annual Report titled “Risk Factors”; and other factors disclosed in our other filings made with the Securities and Exchange Commission (the “SEC”).
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
General
      Verso Technologies, Inc., a Minnesota corporation (the “Company”), is a global technology provider of next-generation network packet-based bundled technology solutions for service providers. These products enable customers to reduce communications costs, generate additional revenue and secure and optimize network bandwidth. The Company focuses on softswitch, prepaid and compression technologies that optimize bandwidth and enable next-generation protocols such as voice over Internet protocol (“VoIP”), as well as other advanced protocols. The Company is creating open and scalable solutions that are compatible with industry standards and are in emerging high growth areas in international and domestic communications markets.
      The Company’s headquarters is located at 400 Galleria Parkway, Suite 200, Atlanta, Georgia 30339, and the Company’s telephone number at that location is (678) 589-3500. The Company maintains a worldwide web address at www.verso.com. The Company’s annual, quarterly and current reports, and amendments thereto, which the Company files with, or furnishes to, the SEC, are available free of charge in the investors section of the Company’s website at www.verso.com. Such reports and amendments are available on the Company’s website as soon as reasonably practical after the Company has filed such reports with, or furnished such reports to, the SEC.

      The Company’s continuing operations include two separate business segments: (i) the Packet-based Technologies Group, which includes the Company’s softswitch, I-Master and NetPerformer divisions and the Company’s subsidiary Telemate.Net Software, Inc. (“Telemate.Net”); and (ii) the Advanced Applications Services Group, which includes the Company’s technical applications support group. The Packet-based Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Packet-based Technologies Group offers software-based solutions (which include hardware) for companies seeking to build private, packet-based voice and data networks. In addition, the Packet-based Technologies Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices. The Advanced Applications Services Group includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Company’s Packet-based Technologies Group.
Packet-based Technologies Group
      The Packet-based Technologies Group develops softswitch, software and hardware-based converged packet solutions that use next-generation protocols such as VoIP, as well other advanced protocols for specialized applications such as a Global System for Mobile Communication (“GSM”) backhaul and voice/data over satellite transmissions. The Packet-based Technologies Group focuses on the VoIP, GSM and pre-paid sectors of the communications industry. The Packet-based Technologies Group’s solutions enable service providers to deploy highly efficient converged communication networks which are more cost-effective to operate and which enhance revenues by supporting innovative, higher margin services. The Packet-based Technologies Group differentiates its solutions portfolio from those of the Company’s competitors by providing complete, end-to-end bundled solutions that range from the central core to the edge of the network, as well as offering applications that result in revenue generating end solutions.
      In the first quarter of 2003, the Company acquired substantially all of the operating assets of Clarent Corporation, a pioneer in packet-based technology. The acquisition included Clarent Corporation’s softswitch and NetPerformer product lines. Today, the Clarent® product line supports a variety of diverse business applications from enterprise managed services and retail calling cards to wholesale Internet protocol (“IP”) telephony, IP network clearing services, international long distance and residential dial tone services, as well as network optimization solutions for industry segments such as satellite operators. In August 2004, the Company began working with WSECI, Inc., formerly known as Jacksonville Technology Associates, Inc. (“WSECI”), to resell WSECI’s open and next-generation based pre-paid and post-paid I-Master® solution. This solution is scalable to Tier 1 and Tier 2 carriers and is compatible with other equipment provider’s technologies, including the Company’s technologies, and as such, presents a larger market opportunity for the Company. In March 2005, the Company acquired substantially all the operating assets of WSECI.
      In 2005, the Company’s primary base of customers of the Packet-based Technologies Group consisted of emerging international service providers and domestic rural carriers, as well as a base of large, international Tier I communications carriers and Internet service providers (“ISPs”). In an effort by the Company to sell to larger customers and to close larger individual carrier sales, the Company has been bundling its products into packaged solutions, a strategy that the Company hopes will result in larger initial sales and greater long-term opportunities. The Company is leveraging its worldwide installed base of customers towards sales of the Company’s newest Edge Access solutions. In addition, the Company is focusing on building a more efficient network of larger distributors that include original equipment manufacturer (“OEM”) partners that will enable the Company to leverage these partners to better scale the growth of the business.
      For the year ended December 31, 2005, revenue from the Packet-based Technologies Group was $23.7 million, or 72%, of the Company’s consolidated revenue. Summarized financial information for the Company’s Packet-based Technologies Group is set forth in Note 15 to the Company’s consolidated financial statements for the year ended December 31, 2005, which statements are contained elsewhere in this Annual Report.

The Market for the Packet-based Technologies Group
      In today’s competitive telecommunications marketplace, service providers are increasingly challenged to lower operating costs while enhancing service capabilities. Burdened by the high costs of continuing to build, manage and maintain separate voice and data networks, service providers have begun to combine voice and data services onto converged IP-based network infrastructures that leverage the low cost delivery of IP networks while delivering the high reliability and voice quality standards of the circuit-switched, public switched telephone network (“PSTN”). At the same time, these new infrastructures are enabling service providers to launch new, innovative services that help them differentiate themselves and enhance their revenue potential. These new applications are driving widespread adoption of converged packet-based technology among large, Tier 1 service providers in developed markets like North America and Europe, as well as in emerging carriers in Asia-Pacific and elsewhere around the developing world.
      Meanwhile, deregulation and privatization of the global telecommunications industry continues to drive demand for converged packet-based technology for small, emerging, international service providers who are not encumbered by massive, legacy time division multiplexing networks. More flexible and more agile than larger carriers, these emerging service providers are opening up large, previously untapped markets like Africa, the Middle East, and India, driving much of the worldwide VoIP spending as they launch traditional voice services through a variety of wholesale and retail business models.
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
      The market for the Packet-based Technologies Group consists of three primary segments, the VoIP, GSM and pre-paid segments. The VoIP segment is being driven by deregulation and service providers’ desire to lower operating costs. The market for wireless GSM technology is still the largest market for handsets, especially in foreign and developing countries. Verso’s NetPerformer GSM technology lowers the cost for operators by increasing the service provider’s bandwidth and ultimately increasing its efficiency. The pre-paid segment is ideal for emerging markets where credit is not readily available to consumers. Prepaid solutions include applications such as traditional telephony, prepaid wireless, and prepaid DSL.
Packet-based Technologies Group: Products and Solutions

Clarent® Edge Access Softswitch Solution
      The Company’s Clarent® Edge Access Softswitch Solution enables traditional and alternative communications service providers to deliver residential and advanced enterprise managed services over the “last mile” of any IP communications network, opening the door to new business and revenue opportunities. The solution supports IP connectivity via H.323, media gateway control protocol, and session initiation protocol (“SIP”) for interoperability with a wide range of access gateways as well as customer premise gateways (“CPGs”) and IP handsets. Additionally, the Company’s products support VoIP over newer access technologies such as broadband cable, xDSL and wireless local loop. Components of this solution include:

•	Clarent Class 5 Call Manager;

•	Clarent Class 4 Call Manager;

•	Clarent Command Center;

•	Clarent Element Management System;

•	Clarent BHG Media Gateways;

•	Clarent Border Agent;

•	Clarent CPG; and

•	Clarent Connect.
      In 2005, the Company introduced Clarent Class 5 Call Manager versions 3.3 and 3.4, which further expanded the Company’s opportunity at the network edge by providing key features such as hotline, limiting simultaneous calls, private networking configurations, distinctive music on hold, do not disturb, anonymous call rejection, simultaneous ring, video edge device support, SIP and GR303 access gateways, topology hiding, local number portability, E911, lawful intercept and a radius interface to authentication, authorization and accounting servers such as I-Master, These newly-introduced features expanded the Company’s opportunity to create new revenue enhancing opportunities for its customers as well as allowed them to comply with the emerging VoIP regulatory requirements. These features are further discussed in the section of this Annual Report titled “Business-research and Development.” In 2005, the Company deployed softswitch in several emerging markets, including Slovenia, Africa, and India, where its technology was deployed in Andhra Pradesh in one of the largest broadband VoIP deployments in the world.

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
      In 2005, the Company introduced Clarent Class 4 Call Manager version 2.1, which further expanded the Company’s opportunity in this market by providing key features such as local number portability, E911, private networking configurations, a radius interface to authentication, authorization and accounting servers such as I-Master and M2UA SS7 tunneling over IP.

NetPerformer® Integrated Access VoIP Routers
      The Company’s NetPerformer® line of integrated access routers enables multi-site enterprises to lower communications costs, alleviate bandwidth constraints, reduce network complexity and extend telecom services to remote locations with poor or non-existent telecom infrastructures. This versatile line of products enables information technology managers to integrate mission critical networks and applications across their enterprise, regardless of where they are in the VoIP migration process. In addition, NetPerformer enables enterprises to dramatically reduce telecom costs by eliminating monthly fees associated with tie lines that link remote offices to corporate headquarters and eliminate the toll charges on inter-office long distance calls.
      In 2004, the Company announced support for Global System for Mobile Communication (“GSM”) A.bis/A.ter, an industry protocol for wireless transmission. This additional functionality coupled with the existing support for the GSM A and E interfaces allows the NetPerformer to be integrated into the key portions of GSM networks. The NetPerformer offers GSM operators a cost effective solution for reducing the bandwidth required by their GSM network thus lowering the carrier’s operating expenses.
      In 2005, the Company released its GSM A.bis/A.ter bandwidth optimization solution for the NetPerformer Multi-Service Convergence Platform. This solution provides GSM network operators with a new way to reduce their operating costs by providing bandwidth optimization for their entire GSM backhaul network, including the data portion. The NetPerformer platform offers multiple connectivity options, including IP, easily integrating with any existing network infrastructure. NetPerformer’s GSM A.bis/A.ter option converts Time Division Multiplex (“TDM”) voice and data traffic channels to a more efficient packet-based format, which results in better bandwidth utilization without any GSM transcoding that would impact the voice quality. While optimizing the bandwidth required for GSM A.bis/A.ter up to 2:1 or greater, the NetPerformer also provides a convergence path for GSM 3G using a common network infrastructure. This reduces the cost of the introduction of both technologies and reduces the recurring costs of the facilities serving sites that are migrating to 3G.

I-Master Applications Platform
      The Company’s I-Master® Application Solution enables service providers and carriers to launch multiple voice and next-generation revenue generating services while maintaining the revenue assurance associated with a pre-paid model. This solution also enables a significant level of personalization to the end user. Personal preferences are stored and used to enhance the end user’s experience which increases customer retention for the service provider. This pre-paid solution platform is based on open standards, meaning that it can integrate with the Company’s Clarent Softswitch products and also with many other next-generation equipment provider’s technologies, including the technologies of Cisco Systems, Inc., Veraz Networks, Inc., Gallery IP Telephony, Inc., Sonus Networks, Inc., Siemens AG, and Telica (now owned by Lucent Technologies).
      In addition to being compatible with the technologies of other equipment providers, I-Master is scalable to Tier 1 and Tier 2 carriers, and as such, presents a larger market opportunity for the Company. In combination with direct marketing campaigns, the Company plans to exploit multi-vendor interoperability by marketing this product in opportunities led by other vendors providing the customer with a complete vertical solution to increase the Company’s market penetration. The solution also offers real-time authentication for revenue enhancing voice and data services, including:

•	calling;

•	additional real-time authentication for Internet and virtual private network access via Asymmetric Digital Subscriber Line (“ADSL”) and dial-up; and

•	pre-paid broadband access.

TeleMate® Voice Network Intelligence Software
      The Company’s TeleMate® voice network intelligence software enables centralized management, control and cost allocation of enterprise voice network resources. TeleMate captures and consolidates data from any enterprise private branch exchange (“PBX”), IP — PBX, or telephony switching device and delivers intelligence reports that help managers improve resource allocation, identify usage trends, prevent fraud and meet regulatory reporting requirements.

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

      In the third quarter of 2004, the Company launched its NetAuditor product for reporting and analysis of the Company’s NetSpective product in addition to analysis of log files from Cisco Systems, Inc.’s PIX firewalls, Check Point Software Technologies Ltd.’s Firewall NG, Novell, Inc.’s Boarder Manager, Symantec Corp.’s Enterprise Firewall, Juniper Networks, Inc.’s NetScreen, and Microsoft Corp.’s ISA Proxy.
      In the third quarter of 2005, the Company launched its NetSpective C — Class and M — Class products. These NEBS-3/ETSI compatible products enable carriers to screen out web traffic such as Skypetm, instant messaging and other peer-to-peer applications that consume substantial bandwidth on carrier networks. The C — Class product is directed at wireline carriers and the M — Class product is intended for wireless providers.
Advanced Applications Services Group
      The Company’s Advanced Applications Services Group consists of the Company’s technical applications support group which provides outsourced technical application services and application installation and training services to outside customers and customers of the Company’s Packet-based Technologies Group.
      The Company’s Advanced Applications Services Group delivers full-service, custom technical support to customers that want to ensure satisfaction with each end-user technology interaction, and supports all of the Company’s product lines, allowing the Company to better leverage resources while ensuring the highest level of customer support. The Company’s Advanced Applications Services Group delivers 24 x 7 help desk support, Tier I, II and III product support, in-sourcing, on-site deployment services, hardware and software training, and project management resources in support of over 10,000 end-users and more than 2,500 internet hot spots around the world.
Customers
      In 2005, the Company’s primary base of customers in the Packet-based Technologies Group included incumbent carriers outside the United States (Tier 1) and emerging or rural domestic and international alternative carriers (Tiers 2 and 3) in the United States and abroad, particularly those service providers seeking to roll out telecommunications networks based on converged packet-based technology.
      During 2005, the Packet-based Technologies Group found demand for its softswitch solutions from incumbent carriers and competitive carriers in high-growth international markets such as Europe, Asia, India, Africa and the Middle East.
      In addition, the Company continued expanding its largely indirect domestic and international distribution channel during 2005. Demand for NetPerformer’s integrated voice and data access over satellite capability, especially with the introduction of GSM capability, strengthened the Company’s relationship with a major satellite integrator in Europe, the Middle East and Africa and drove new sales to a leading global satellite provider.
      The Company’s TeleMate voice network intelligence software and NetSpective Internet content filtering solution is used by several thousand large to mid-size enterprises as well as government agencies to manage communication costs and network efficiency, to manage network policy, and to protect their networks.
      The Company’s Advanced Applications Services Group provides services to over 10,000 end-users. The Company’s largest client of these services is InterContinental Hotels Group PLC, which has been a customer of the Company since 1992.
      During the year ended December 31, 2005, the Company had no customers which accounted for greater than 10% of its total revenue. During the year ended December 31, 2004, InterContinental Hotels Group PLC, a customer of the Company’s Advanced Application Services Group, accounted for 17% of the Company’s total revenue and Telepassport (Hellas) S.A., a customer of the Company’s Packet-based Technologies Group, accounted for 14% of the Company’s total revenue.

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
      In the Packet-based Technologies Group, sales are accomplished primarily through an indirect channel, and to a lesser degree, a direct sales force. The are approximately 30 sales and sales support personnel located throughout the United States, Canada, the United Kingdom, India, France, Italy, China, Singapore, and the United Arab Emirates. The sales force is primarily responsible for cultivating strong relationships with systems integrators and distributors throughout the world and supporting them in the sales process. The Company has approximately 50 active value-added resellers and intends to increase that number. The Company has also developed a steering committee for its indirect channel partners in an effort to gain better awareness of its brand.
      In 2005, the Company began focusing its distribution strategy on selecting key distributors who have a strong presence in the specific product markets corresponding to the respective products of the Company. The Company’s goal in 2006 is to build on its indirect distribution channel which includes developing and securing OEM partnerships and developing key distribution relationships centered on specific products and select geographic regions.
Competition
      The Company believes that one of its competitive strengths is its ability to offer an end-to-end solution that leverages synergy across its product lines. Through both internal development efforts and strategic acquisitions, the Company continues to add intellectual property and innovative, patented technologies that deliver greater value to its worldwide base of customers.

Packet-based Technologies Group
      The market for application-based telephony services is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and market entrants. In the market for the Company’s gateway solutions, the Company’s primary sources of competition include Class 4 and Class 5 solution providers, vendors of networking and telecommunications equipment, and telephony applications companies that bundle their offering with third-party equipment. Some competitors, especially networking and telecommunications equipment vendors, such as Lucent Technologies Inc., Cisco Systems, Inc., Huwaei Technologies and Nortel Networks Ltd., have significantly greater financial resources and broader customer relationships than does the Company. Other public companies, such as Tekelec and VocalTec Communications Ltd., are focusing on market opportunities similar to market opportunities on which the Company focuses, as are a number of smaller, private companies, including Nuera Communications, Inc., Voiceware Systems Corporation and iSoftel Ltd.
      The Company’s I-Master pre-paid and post-paid product line competes with Pactolus Communications Software Corporation, NACT Telecommunications, Inc., MIND CTI Ltd., and Portal Software, Inc.
      The Company’s NetPerformer product lines compete with the products of communications solutions providers such as Cisco Systems, Inc., Motorola, Inc., Vanguard Systems, Inc. and Memotec Inc., as well as telecommunications equipment manufacturers such as Avaya, Inc., Nortel Networks, Inc., Ericsson and Toshiba Corporation.

      The Company’s TeleMate Voice Network Intelligence Software product competes with a number of products from companies such as MTS IntegraTRAK, MicroTel International, Inc., ISI Telemanagement Solutions, Inc., and Veramark Technologies, Inc.
      The Company’s NetSpective products compete with filtering products from providers such as WebTrends Corporation, 8e6 Technologies, SurfControl PLC, St. Bernard Software, Inc., and Websense, Inc.

Advanced Application Services Group
      The Company’s Advanced Applications Services Group competes with companies that provide integrated, multi-channel customer contact centers, including APAC Customer Services, Inc., ClientLogic Corporation, Convergys Corporation, and SITEL Corporation, as well as competing with in-house solutions.
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
      On February 12, 2003, pursuant to the Company’s acquisition of substantially all of the operating assets of Clarent Corporation on such date, the Company acquired the following U.S. Patents: Dynamic Forward Error Correction Algorithm for Internet Telephone, No. 6,167,060, issued on December 26, 2000; System and Method for Real-Time Data and Voice Transmission over an Internet Network, No. 6,477,164, issued on November 5, 2002; Internet Telephone System with Dynamically Varying Codec, No. 6,356,545, issued on March 12, 2002; and System and Method for Roaming Billing, No. 6,453,030, issued on September 17, 2002. In addition, Patent No. 6,982,985 was issued on January 3, 2006 for Interaction of VoIP Calls and Cellular Networks. This patent was based on an application filed by Clarent Corporation and obtained by the Company in connection with the acquisition of substantially all of the operating assets of Clarent Corporation.
      The Company also has several patent applications pending relating to its VoIP products and other product lines.

Research and Development
      The Company believes that one of its competitive strengths is the synergy across its product lines, which enables the Company to accelerate the development of new technologies, the delivery of new products and expansion into new markets. Through both internal development efforts and strategic acquisitions, the Company continues to add intellectual property and innovative, patented technologies that deliver greater value to its worldwide base of customers. The Company’s research and development expenses totaled $6.8 million for the year ended December 31, 2005.
      In the Packet-based Technologies Group, the research and development initiatives centered around introducing softswitch features targeted towards increasing its customer’s revenue creation opportunities as well as regulatory compliance.
      In 2004, the Company introduced key enhancements to the Clarent Class 5 Call Manager based on market trends and key customer requirements. The newly-introduced features expanded the Company’s opportunity to lower data communications costs and create new revenue enhancing opportunities for its customers. In addition to the enhancements to the Clarent Class 5 Call Manager, the Company introduced two new products and established key partnerships to provide further value to customers. These enhancements included further standards-based compliance by adding support for SIP based endpoints with top revenue generating CLASS features. This enhancement augments the Clarent Class 5 Call Manager’s support of MGCP and H.323 VoIP protocols. Enhanced features such as pre-paid for VoIP subscribers, Integrated Voice Mail, and 3-way Conference Calling gives service providers further revenue generating opportunities while enhanced high availability improves quality of service within the service providers VoIP network.
      The Company also introduced the Subscriber Portal product which allows consumers to control their own phone account behavior from a web-based browser as well as view account and phone usage information. The introduction of this product allows service providers to offer enhanced services not currently available with PSTN phone service and reduces operational costs by putting more control into the consumers’ hands. In addition to the Company’s Subscriber Portal, the Company also introduced the Border Agent product. The Border Agent provides network address translation traversal for SIP and MGCP endpoints. This is a critical component for broadband service providers enabling them to offer residential VoIP services without enduring the expense of a traditional session border controller.
      In 2005, the Company introduced key enhancements to the Clarent Class 5 Call Manager based on market trends and key customer requirements. The newly-introduced features expanded the Company’s opportunity at the network edge with features such as hotline, distinctive music on hold, limiting simultaneous calls from groups of edge devices, do not disturb, anonymous call rejection, simultaneous ring, video edge device support, SIP and GR303 access gateways integration, topology hiding, a radius interface to authentication, authorization and accounting servers such as I-Master, private networking configurations as well as producing features needed by its customer base for regulatory compliance such as local number portability, E911, and lawful intercept.
      In 2004, the Company also introduced key enhancements to its Class 4 Call Manager, providing tandem network capabilities within the core of the service provider’s network, including international and national long distance. The key feature enhancements included integration with a service provider’s existing Intelligent Network (“IN”) infrastructure through support of the Transactional Capabilities Application Port (“TCAP”) protocol. This enables service providers to leverage their existing investment in IN services while reducing the cost associated with training existing personnel on new service platforms. In addition to IN support, a number of operational efficiency enhancements were made allowing service providers to better manage and troubleshoot problems within their VoIP network.
      In 2004, the Company introduced Clarent Class 4 Call Manager version 2.0, which further expanded the Company’s opportunity in this market by providing key features such as compatibility with the legacy PSTN Advance Intelligent Network, the BHG2500 universal gateway which quadrupled the media gateway port density as well as added Signaling System 7 (“SS7”) signaling and media server capabilities in the same chassis, and ANSI SS7 for US deployments.

      In 2005, the Company also introduced key enhancements to its Class 4 Call Manager providing regulatory compliance features such as local number portability and E911 as well as features to support private networking configurations, a radius interface to authentication, authorization and accounting servers such as I-Master and M2UA SS7 tunneling over IP.
      These key enhancements to the Clarent Distributed Softswitch, comprised of the Clarent Class 5 Call Manager and Clarent Class 4 Call Manager, enable service providers to increase top line consumer revenues through enhanced service offerings while simultaneously increasing bottom line profitability by reducing operational expenses within the service provider network.
      In 2004, the Company announced support for GSM A.bis/ A.ter for the NetPerformer solution. This allows the NetPerformer to offer GSM operators a cost effective solution for reducing the bandwidth required by their GSM network.
      In 2005, the Company integrated the I-Master Application to the Class 4 and Class 5 Softswitch and added multiple rating features to the I-Master solution.
Employees
      As of December 31, 2005, the Company had 211 domestic employees (156 of whom are located at the Company’s headquarters in Atlanta, Georgia, including 114 in the Advanced Applications Services Group), 40 of whom are located at the Company’s Clarent operations in Littleton, Colorado and the balance of whom are located throughout the United States. As of December 31, 2005, the Company had 74 international employees, 45 of whom are located at the Company’s NetPerformer operations in Montreal, Canada and 29 of whom conduct the Company’s sales efforts throughout the rest of the world.
Background
      The Company was incorporated in Minnesota on March 20, 1984. Until 2001, the Company historically operated a value-added reseller (“VAR”) business and an associated network performance management consulting and integration practice. The Company also operated a Hospitality Services Group (“HSG”), which provided technology solutions to lodging, restaurant, and energy management customers. Over the years, the Company has moved away from these lines of business and now focuses on providing the products and services offered by its Packet-based Technologies Group and its Advanced Application Services Group. During the last six years, the Company’s business developed as described below.
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
      In November 2000, the Company acquired MessageClick, Inc. (“MessageClick”) in a merger transaction. The acquisition of MessageClick provided the Company with a propriety unified communications application delivered as an application service provider. In the second quarter of 2001, the Company decided to discontinue offering its MessageClick application and to refocus the development of the MessageClick application to be offered as a licensed software product. The Company has since focused its overall strategy on pursuing the market for next-generation communications and, therefore, the development of the MessageClick application as a licensed product is currently dormant.

      In July 2001, the Company acquired all of the outstanding capital stock of NACT Telecommunications, Inc., now known as Provo Pre-paid (Delaware) Corp. (“NACT”). The Company’s acquisition of NACT in July 2001 was the Company’s first significant investment in proprietary communications products. The acquisition of NACT and its portfolio of products and services allowed the Company to begin to offer proprietary, integrated, switching solutions for communications service providers seeking turn-key, pre-paid telecommunications solutions. The acquisition of NACT was funded by a $15 million investment by Telemate.Net, as contemplated by the Company’s merger agreement with Telemate.Net. On January 21, 2005, the Company sold substantially all of the operating assets of its NACT business. In connection with the sale, “NACT Telecommunications, Inc.” changed its name to “Provo Pre-paid (Delaware) Corp.”
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
      On September 26, 2003, the Company acquired MCK Communications, Inc., now known as Needham (Delaware) Corp. (“MCK”), by means of a merger, pursuant to which MCK became a wholly-owned subsidiary of the Company. MCK provided products that deliver distributed voice communications by enabling businesses to extend the functionality and applications of their business telephone systems from the main office to outlying offices, remote call centers, teleworkers and mobile employees over public and private networks. On January 21, 2005, the Company sold substantially all of the operating assets of its MCK business, including (i) the assets which allow legacy digital business telephone handsets to be used in a voice network using public/private IP-based, circuit-switched, frame relay or wireless technology network and

(ii) the products that enable call recording of legacy business telephone systems in non-packet environments. In connection with the sale, “MCK Communications, Inc.” changed its name to “Needham (Delaware) Corp.”
      On March 31, 2005, the Company acquired substantially all of the operating assets of WSECI, a provider of an Internet protocol-based applications platform which enables the deployment of multiple voice and next-generation services to the carrier market.
      On October 11, 2005, the Company effected a 1-for-5 reverse stock split of the outstanding Common Stock, pursuant to which every one share of Common Stock issued and outstanding was automatically reclassified and converted into one-fifth of a share of Common Stock (the “Reverse Split”).

Item 1A.	Risk Factors

The price of the Common Stock has been volatile.
      The stock market in general and the market for technology companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From September 13, 2002 to January 24, 2006, the per share closing price of the Common Stock on The Nasdaq Capital Market (formerly known as The Nasdaq SmallCap Market) fluctuated from a high of $25.35 to a low of $0.85. The Company believes that the volatility of the price of the Common Stock does not solely relate to the Company’s performance and is broadly consistent with volatility experienced in the Company’s industry. Fluctuations may result from, among other reasons, responses to operating results, announcements by competitors, regulatory changes, economic changes, market valuation of technology firms and general market conditions.
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
      The Company has a history of net losses, including net losses of $20.1 million for the 2005 fiscal year, $38.8 million for the 2004 fiscal year, $18.3 million for the 2003 fiscal year, $2.7 million for the 2002 fiscal year and $147.6 million for the 2001 fiscal year. As of December 31, 2005, the Company had an accumulated deficit of $332.0 million. Further, developing the Company’s business strategy and expanding the Company’s services will require significant additional capital and other expenditures. Accordingly, if the Company is not able to increase its revenue, then it may never generate sufficient revenues to achieve or sustain profitability.

The Common Stock may be delisted from The Nasdaq Capital Market.
      The Common Stock is currently quoted on The Nasdaq Capital Market. The Company must satisfy certain minimum listing maintenance requirements to maintain such quotation, including a series of financial tests relating to shareholders equity or net income or market value, public float, number of market makers and shareholders, market capitalization, and maintaining a minimum bid price of $1.00 per share for the Common Stock.
      On November 11, 2004, The Nasdaq Stock Market notified the Company that for the last 30 consecutive business days the bid price for the Common Stock had closed below the minimum $1.00 per share requirement for continued inclusion of the Common Stock on The Nasdaq Capital Market as required by Marketplace Rule 4310(c)(4) (the “Rule”). In accordance with Marketplace Rule 4310(c)(8)(D), the Company had 180 calendar days, or until May 10, 2005, to regain compliance with the Rule by having the bid price of the Common Stock close at $1.00 per share or more for a minimum of 10 consecutive business days at anytime before May 10, 2005. The Company did not obtain compliance with the bid price requirement of the Rule by May 10, 2005. Because the Company met all of the other Nasdaq Capital initial listing criteria set forth in Marketplace Rule 4310(c) other than the bid price requirement, the Company had an additional 180 calendar day compliance period in which to demonstrate compliance with the Rule. The Board amended the Company’s Articles of Incorporation to provide for the Reverse Split effective on October 11, 2005. Pursuant to the Reverse Split, every one share of the Common Stock issued and outstanding was automatically reclassified and converted into one-fifth of a share of Common Stock. The Reverse Split enabled the Company to maintain the minimum listing requirements to continue its quotation on The Nasdaq Capital Market without interruption. However, it is possible that the bid price of the Common Stock could again fall below $1.00 for a period of 30 consecutive business days resulting in another infraction under the Rule. If the Company is unable to satisfy the Rule or any other continued listing requirement of The Nasdaq Capital Market, then the common Stock may be subject to delisting.
      If the Common Stock is delisted from The Nasdaq Capital Market, then the Common Stock may trade on the Over-the-Counter-Bulletin Board, which is viewed by most investors as a less desirable and less liquid market place. Delisting from The Nasdaq Capital Market could make trading the Common Stock more difficult for the Company’s investors, leading to declines in share price. Delisting of the Common Stock would also make it more difficult and expensive for the Company to raise additional capital. Furthermore, delisting of the Common Stock is an event of default under the Company’s credit facility with the Company’s primary lender, the Company’s outstanding 7.5% convertible debentures and 6% senior unsecured convertible debentures and, through certain cross default provisions, the Loan and Security Agreement the Company entered into with Clarent Corporation in connection with the Company’s acquisition of substantially all of the business assets, and certain related liabilities, of Clarent Corporation on February 12, 2003.

The Company’s growth could be limited if it is unable to attract and retain qualified personnel.
      The Company believes that its success depends largely on its ability to attract and retain highly skilled and qualified technical, managerial and marketing personnel. Competition for highly skilled engineering, sales, marketing and support personnel is intense because there is a limited number of people available with the necessary technical skills and an understanding of the markets which the Company serves. Workforce reductions by the Company during recent years may adversely affect the Company’s ability to retain its current employees and recruit new employees. The inability to hire or retain qualified personnel could hinder the Company’s ability to implement its business strategy and harm its business.

The Company is exposed to the general condition of the telecommunications market.
      The Company’s business is subject to global economic conditions, and in particular, market conditions in the telecommunications industry. The Company’s operations could be adversely affected if capital spending from telecommunications service providers do not grow or decline. If global economic conditions worsen, or if the prolonged slowdown in the telecommunications industry continues, then the Company may experience adverse operating results.

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

      The Company has pending several patent applications related to its products. There can be no assurance that these patents will be issued. Even if these patents are issued, the limited legal protection afforded by patent, trademark, trade secret and copyright laws may not be sufficient to protect the Company’s proprietary rights to the intellectual property covered by these patents.
      Furthermore, the laws of many foreign countries in which the Company does business do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. In addition, it is necessary to file for patent and trademark protection in foreign countries in order to obtain legal protection in those countries. The Company has made such international filings only on a limited basis. These efforts may not be sufficient and additional filings may be cost prohibitive. Additionally, even if the Company’s domestic and international efforts are successful, the Company’s competitors may independently develop non-infringing technologies that are substantially similar or superior to the Company’s technologies.

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
      In the course of the Company’s business, the Company may sell certain equipment and license software to its customers, and in connection with such sale and license, may agree to indemnify these customers from claims made against them by third parties for patent infringement related to such equipment and software. If the Company is required to make any payments in respect of these indemnification obligations, then it could have a material adverse effect on its business, results of operations and financial condition.

The Company’s focus on emerging markets could make achievement of its sales goals more difficult.
      The Company focuses a large part of its sales efforts on emerging markets, including the Middle East, Africa and Latin America. These markets can be more volatile and less predictable than more developed markets. In addition, there is less of a track record for demand for communications products in these markets and both service providers and end users tend to have less capital to spend on communications products. These elements could impact the Company’s ability to meet its sales objectives.

Sales to customers based outside the United States have accounted for a significant portion of the Company’s revenues, which exposes the Company to risks inherent in international operations.
      International sales represented 73% of the revenues for the Packet-based Technologies Group for the year ended December 31, 2005 and 68% of the revenues for such group for the year ended December 31, 2004. Furthermore, the Company expects sales to international markets to increase as a percentage of revenues in the future. International sales are subject to a number of risks, including changes in foreign government regulations, laws, and communications standards; export license requirements; currency fluctuations, tariffs and taxes; other trade barriers; difficulty in collecting accounts receivable; longer accounts receivable collection cycles; difficulty in managing across disparate geographic areas; difficulties in hiring qualified local personnel; difficulties associated with enforcing agreements and collecting receivables through foreign legal systems; expenses associated with localizing products for foreign markets; and political and economic instability, including disruptions of cash flow and normal business operations that may result from terrorist attacks or armed conflict.
      If the relative value of the U.S. dollar in comparison to the currency of the Company’s foreign customers should increase, then the resulting effective price increase of the Company’s products to these foreign customers could result in decreased sales. In addition, to the extent that general economic downturns in particular countries or regions impact the Company’s customers, the ability of these customers to purchase the Company’s products could be adversely affected especially for some of the more significant projects. Payment cycles for international customers can be longer than those for customers in the United States. The foreign markets for the Company’s products may develop more slowly than currently anticipated. Also, the Company’s ability to expand the sale of certain of its products internationally is limited by the necessity of obtaining regulatory approval in new countries. The Company anticipates that its non-Canadian, foreign sales will generally be invoiced in U.S. dollars, and does not currently plan to engage in foreign currency hedging transactions. As the Company expands its international operations, however, it may allow payment in foreign currencies, and exposure to losses in foreign currency transactions may increase. The Company may choose to limit any currency exposure through the purchase of forward foreign exchange contracts or other hedging strategies. The Company’s future currency hedging strategies if employed may not be successful.

The Company’s dependence on contract manufacturers and suppliers could result in product delivery delays.
      The Company currently uses contract manufacturers to manufacture a significant portion of its NetPerformer products. The Company’s reliance on contract manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruptions in access to necessary manufacturing processes and reduced control over delivery schedules. If the Company’s manufacturers are unable or unwilling to continue manufacturing the Company’s products and components in required volumes, then the Company will have to identify one or more acceptable alternative manufacturers. Furthermore, the use of new manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to the Company’s specifications. Further, the introduction of new manufacturers may increase the variance in the quality of the Company’s products. In addition, the Company relies upon third-party suppliers of specialty components and intellectual property used in its products. It is possible that a component needed to complete the manufacture of the Company’s products may not be available at acceptable prices or on a timely basis, if at all. Inadequate supplies of components, or the loss of intellectual property rights, could affect the Company’s ability to deliver products to its customers. Any significant interruption in the supply of the Company’s products would result in the reduction of product sales to customers, which in turn could permanently harm the Company’s reputation in the industry.

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
      The Company is headquartered in Atlanta, Georgia, where the Company currently leases 49,000 square feet of space, 24,000 of which is used for the Company’s corporate offices, the Telemate.Net operations, and the Company’s Advanced Application Services Group. The Company is obligated to pay rent on this space of approximately $116,000 per month, plus a share of operating expenses, through January 2010. The Company has subleased 24,400 square feet of space at the Atlanta facility for $18,613 per month from January 2006 through July 2006, $33,224 per month from August 2006 through July 2007, $33,896 per month from August 2007 through July 2008, $34,568 per month from August 2008 through July 2009, and $35,260 from August 2009 though the end of the lease on January 31, 2010. Further, the Company is also obligated through January 2010 to pay rent of $30,000 per month with respect to an additional 13,000 square feet of space at the Atlanta facility, the cost of which is included in discontinued operations. The Company has subleased 13,000 square feet of this space at the Atlanta facility for $18,800 per month through November 2006 and $13,000 per month from December 2006 through January 2010.
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
      In connection with the acquisition of substantially all of the operating assets of Clarent Corporation in February 2003, the Company assumed two leases for real property located in Quebec, Canada. Pursuant to the first lease, the Company leases approximately 18,000 square feet of office and laboratory space for software research and development purposes related to the Company’s operations related to the NetPerformer products. The Company is obligated to pay rent of approximately $13,600 per month through the termination of the lease in October 2006. The Company subsequently assigned the second lease to Clarent Canada Ltd., a wholly-owned subsidiary of the Company which the Company acquired pursuant to the acquisition now known as Verso Technologies Canada, Inc. (“Verso Canada”). Pursuant to the second lease, Verso Canada leases approximately 10,000 square feet of office, warehouse and storage space for commercial and manufacturing purposes also related to the Company’s operations related to the NetPerformer products. Verso Canada is obligated to pay $4,600 per month, plus a share of operating expenses, until the lease terminates in May 2007.
      Also in connection with the purchase of substantially all of the operating assets of Clarent Corporation in February 2003, the Company entered into a lease for 23,000 square feet of space in Littleton, Colorado, which space is used for office space and research and development purposes for the Company’s operations primarily related to the softswitch solution products. Pursuant to this lease, the Company was obligated to pay rent of approximately $30,900 per month, plus a share of operating expenses, through January 2006. The Company obtained a three year extension of this lease in September 2005 under which it will pay $27,135 per month plus a share of operating expenses from February 2006 through January 2009.
      The Company leases 1,623 square feet of space in Jacksonville, Florida for research and development in connection with its pre-paid and post-paid application. The monthly rent under this lease is $1,881 plus operating expenses through March 2006 and will be $1,937 plus operating expenses through March 2007.
      MCK is obligated through March 31, 2007 on a lease for 48,886 square feet of office space in Needham, Massachusetts, which served as MCK’s headquarters before it was acquired by the Company, at rent of $113,900 per month. MCK has subleased all of such space through March 31, 2007, at a rent of $78,800 per month. This lease obligation was not assigned in connection with the sale of substantially all of the operating assets of the Company’s MCK business in January 2005, and MCK remains obligated to make all payments under the lease. A $1.5 million letter of credit secures MCK’s obligations under the lease.
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
      In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of MCK’s common stock between the date of MCK’s initial public offering and December 6, 2000. The complaint named as defendants MCK and certain of its former officers and other parties as underwriters of its initial public offering (the “MCK defendants”). The plaintiffs allege, among other things, that MCK’s prospectus, contained in the Registration Statement on Form S-1 filed with the SEC, was materially false and misleading because it failed to disclose that the investment banks which underwrote MCK’s initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of MCK’s common stock after the initial public offering. This case is one of many with substantially similar allegations known as the “Laddering Cases” filed before the Southern District of New York against a variety of unrelated issuers (the “Issuers”), directors and officers (the “Laddering Directors and Officers”) and underwriters (the “Underwriters”), and have been consolidated for pre-trial purposes before one judge to assist with administration. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. After a hearing on the motion to dismiss the Court, on February 19, 2003, denied dismissal of the claims against MCK as well as other Issuers. Although MCK believes that the claims asserted are meritless, MCK and other Issuers have negotiated a tentative settlement with the plaintiffs. The terms of the tentative settlement agreement provide, among other things, that (i) the insurers of the Issuers will deliver a surety undertaking in the amount of $1 billion payable to the plaintiffs to settle the actions against all Issuers and the Laddering Directors and Officers; (ii) each Issuer will assign to a litigation trust, for the benefit of the plaintiffs, any claims it may have against its Underwriters in the initial public offering for excess compensation in the form of fees or commissions paid to such Underwriters by their customers for allocation of initial public offering shares; (iii) the plaintiffs will release all claims against the Issuers and the Laddering Directors and Officers asserted or which could have been asserted in the actions arising out of the factual allegations of the amended complaints; and (iv) appropriate releases and bar orders and, if necessary, judgment reductions, will be entered to preclude the Underwriters and any non-settling defendants from recovering any amounts from the settling Issuers or the Laddering Directors and Officers by way of contribution or indemnification. Prior to the Company’s acquisition of MCK, MCK’s board of directors voted to approve the tentative settlement. On February 15, 2005, the judge presiding over the Laddering Cases granted preliminary approval of the proposed settlement, subject to some changes, which were subsequently submitted. The judge issued an order on August 31, 2005, further approving modifications to the settlement and certifying the class. Notice of the settlement has been distributed to the settlement class members. The deadline for filing objections to the settlement is March 24, 2006, and a fairness hearing has been set for April 26, 2006. No provision was recorded for this matter in the financial statements of MCK prepared prior to its acquisition by the Company because MCK believed that its portion of the proposed settlement would be paid by its insurance carrier. The Company agrees with MCK’s treatment of this matter.

Item 4.	Submission of Matters to a Vote of Security Holders
      The Annual Meeting of Shareholders of the Company was held on December 28, 2005 in Atlanta, Georgia (the “Meeting”). At the Meeting, the shareholders of the Company voted on proposals to (i) elect a Board of eight directors to serve until the Company’s next annual meeting of shareholders and until their successors are elected and qualified; and (ii) to ratify the appointment of Grant Thornton LLP as the independent auditors of the Company for the year ending December 31, 2005. Each of the foregoing proposals was approved by the Company’s shareholders at the Meeting.
      The results of the vote on the proposal to elect directors were as follows:

Director Nominee	For	Withheld Authority

Montgomery L. Bannerman	23,050,600	434,051
Mark H. Dunaway	22,883,729	600,922
Paul R. Garcia	22,844,687	639,964
Gary H. Heck	22,550,699	933,952
James R. Kanely	23,012,670	471,981
Amy L. Newmark	22,749,024	735,627
Steven A. Odom	22,207,104	1,277,547
James A. Verbrugge	23,000,183	484,468
      There were no abstentions or broker non-votes with respect to the election of any of the director nominees listed above.
      The results of the vote on the proposal to ratify the appointment of Grant Thornton LLP were as follows: 23,345,794 votes FOR, 93,068 votes AGAINST, and 45,788 votes ABSTAINED. There were no broker non-votes on the proposal to ratify the appointment of Grant Thornton LLP.
      The foregoing proposals were set forth and described in the Notice of Annual Meeting of Shareholders and Proxy Statement of the Company dated November 30, 2005.

Item 4.5	Executive Officers of the Registrant
      Pursuant to General Instruction G (3) of Form 10-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the information regarding the Company’s executive officers required by Item 401 of Regulation S-K is hereby included in Part I of this Annual Report.
      The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age, as of March 24, 2006, of such officer:

Name	Age	Position

Montgomery L. Bannerman	50	Chief Executive Officer
Steven A. Odom	52	Executive Chairman of the Board
Juliet M. Reising	55	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Yves Desmet	38	Senior Vice President, Worldwide Sales
      Certain additional information concerning the individuals named above is set forth below:
      Montgomery L. Bannerman has served as a director and Chief Executive Officer of the Company since October 1, 2005. From August 1, 2005 to September 30, 2005, Mr. Bannerman served as President and Chief Operating Officer of the Company. From November 19, 2004 to July 31, 2005, Mr. Bannerman served as the Company’s Senior Vice President of Strategic Initiatives. From November 2003 to September 2004, Mr. Bannerman served as Vice President Strategy for Universal Access Inc., a provider of outsourced network services. From January 2000 to October 2003, Mr. Bannerman served as Senior Vice President and Chief Technology Officer of Terremark Worldwide, Inc., a network access provider of telecommunications services. Mr. Bannerman founded IXS.NET, a provider of integrated VOIP network platforms in Asia, in 1996, and DSP.NET, a commercial ISP in northern California, in 1993.
      Steven A. Odom has served as the Executive Chairman of the Board since October 1, 2005. From September 29, 2000 to September 30, 2005, Mr. Odom served as the Chief Executive Officer of the Company and as Chairman of the Board from December 2000 to September 30, 2005. From January 2000 to September 2000, Mr. Odom served as the Chairman of the Board and the Chief Executive Officer of Cereus. From 1994 until June 1998, Mr. Odom served as Chief Executive Officer of World Access, Inc., a provider of voice, data and Internet products and services around the world (“World Access”). From June 1998 until June 1999, Mr. Odom also served as Chairman of the Board of World Access. From 1990 until 1994, Mr. Odom was a private investor in several companies, including World Access and its predecessor. From 1987 until 1990, he served as President of the PCS Division of Executone Information Systems in Atlanta, Georgia, a public company that manufactured and distributed telephone systems. From 1983 until 1987, Mr. Odom was Chairman and Chief Executive Officer of Data Contract Company, Inc., a manufacturer of telephone switching equipment and intelligent pay telephones, which he founded in 1983. From 1974 until 1983, he served as the Executive Vice President of Instrument Repair Service, a private company co-founded by Mr. Odom in 1974 that repaired test instruments for local exchange carriers.
      Juliet M. Reising has served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since September 2000. She served as a director of the Company from September 29, 2000 to October 1, 2005. Ms. Reising also served as Executive Vice President, Chief Financial Officer and a director of Cereus from March 2000 to September 2000. From February 1999 to March 2000, Ms. Reising served as Chief Financial Officer of MindSpring Enterprises, Inc., an Internet service provider that merged with EarthLink, Inc. in February 2000. Ms. Reising started her career with Ernst & Young LLP in Atlanta, Georgia, where she received her certified public accountant license.
      Yves Desmet has served as Senior Vice President, Worldwide Sales of the Company since October 14, 2005. From January 2005 through October 2005, he served as the Company’s Vice President of Operations for Europe, Middle East and Africa (“EMEA”). From February 2003 through January 2005, he served as the Company’s Vice President of Sales for EMEA. From 1999 to February 2003, he served as Vice President of Original Equipment Manufacturer and Channel Sales for EMEA for Clarent Corporation, a then publicly-

traded provider of softswitch and VoIP solutions for next-generation networks and enterprise convergent solutions.
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
      The Common Stock is currently traded on The Nasdaq Capital Market under the symbol “VRSO.” Prior to September 13, 2002, the Common Stock was traded on the Nasdaq National Market under the same symbol, and from February 17, 2000 to October 1, 2000, the Common Stock was traded on The Nasdaq National Market under the symbol “ELTX.” Prior to February 17, 2000, the Common Stock was traded on The Nasdaq Capital Market under the same symbol. The following table sets forth the quarterly high and low bid prices for the Common Stock for the periods indicated below, as reported by The Nasdaq Capital Market. The stock prices set forth below do not include adjustments for retail mark-ups, markdowns or commissions, and represent inter-dealer prices and do not necessarily represent actual transactions.
      The Board amended the Company’s Articles of Incorporation to provide for the Reverse Split effective on October 11, 2005. Pursuant to the Reverse Split, every one share of Common Stock issued and outstanding was automatically reclassified and converted into one-fifth of a share of Common Stock. This amendment also reduced the number of authorized shares of Common Stock from 300,000,000 to 60,000,000. All per share information in this document has been adjusted to reflect the Reverse Split.

	High	Low

Year ended December 31, 2005:
First Quarter	$3.75	$1.60
Second Quarter	1.95	1.10
Third Quarter	2.55	1.25
Fourth Quarter	1.75	1.00

	High	Low

Year ended December 31, 2004:
First Quarter	$16.60	$7.50
Second Quarter	9.60	5.60
Third Quarter	8.25	4.50
Fourth Quarter	4.65	1.90
      As of March 23, 2006, there were approximately 537 holders of record of the Common Stock.
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
      On December 14, 2005, the Company became obligated to issue to an affiliate of a provider of investment banking services (the “Provider”) 40,000 shares of Common Stock in consideration of ongoing business advisory services rendered by the Provider to the Company pursuant to an investment banking agreement between the Company and the Provider. The shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. The Company based such reliance upon factual representations made to the Company by the recipient of the shares regarding the recipient’s investment intent and sophistication, among other things. The Company previously disclosed its obligation to issue such shares in that certain Current Report on Form 8-K filed by the Company on September 21, 2005.
      On March 23, 2006, the Company issued to the former shareholders of WSECI an aggregate of 43,294 shares of Common Stock constituting contingent consideration which WSECI become entitled to receive pursuant to the Asset Purchase Agreement dated as of February 23, 2005 by and among the Company, WSECI and all of the shareholders of WSECI. The shares were issued without registration under the Securities Act, in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations made to the Company by the recipients of the shares regarding such recipients’ investment intent and sophistication, among other things.
      On March 22, 2006, the Company issued to an individual 25,000 shares of Common Stock in consideration of investor relations services rendered by the individual to the Company. The shares were issued without registration under the Securities Act, in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D promulgated thereunder (“Regulation D”). The Company based such reliance upon factual representations made to the Company by the individual regarding the individual’s investment intent, sophistication, and status as an “accredited investor” (as defined in Regulation D), among other things.
      On March 22, 2006, the Company issued to a service provider 50,000 shares of Common Stock in consideration of the financial advisory services rendered by the service provider to the Company. The shares were issued without registration under the Securities Act, in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations made to the Company by the service provider regarding the service provider’s investment intent and sophistication, among other things.

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

	Years Ended December 31,

	2005(2)	2004(3)	2003(4)	2002(5)	2001(6)

Statement of Operations Data(1):
Revenue	$32,873	$32,263	$38,139	$18,479	$16,953
Loss from Continuing Operations	(19,494)	(18,770)	(4,215)	(4,716)	(13,820)
Loss from Continuing Operations per Common Share — basic and diluted	(0.72)	(0.71)	(0.21)	(0.30)	(1.25)
Balance Sheet Data:
Total Assets(7)	28,098	33,429	63,252	39,835	45,159
Long-term Liabilities, net of current portion	10,222	4,401	9,102	6,133	5,200

(1)	Includes the continuing operations of Telemate.Net (since its acquisition on November 16, 2001), the continuing operations of assets acquired by the Company from Clarent Corporation since its acquisition on February 12, 2003, and the continuing operations of substantially all the operating assets of WSECI beginning October 1, 2004.

(2)	The fiscal year 2005 loss from continuing operations includes $809,000 of intangibles amortization, $7,000 in amortization of deferred compensation, $2.9 million in non-cash interest related to the amortization of the discount on notes payable and convertible subordinated debentures and loan fees and $2.6 million of reorganization costs — loss on sublease.

(3)	The fiscal year 2004 loss from continuing operations includes $514,000 of intangibles amortization, $435,000 in amortization of deferred compensation and $517,000 in non-cash interest related to the amortization of the discount on notes payable and convertible subordinated debentures and loan fees.

(4)	The fiscal year 2003 loss from continuing operations includes $407,000 of intangibles amortization, $780,000 in amortization of deferred compensation and $561,000 in non-cash interest related to the amortization of the discount on notes payable and convertible subordinated debentures and loan fees.

(5)	The fiscal year 2002 loss from continuing operations includes $1.2 million in amortization of deferred compensation and $601,000 in non-cash interest expense related to the amortization of the discount on convertible subordinated debentures and loan fees.

(6)	The fiscal year 2001 loss from continuing operations includes $1.3 million of intangibles amortization, $1.8 million in amortization of deferred compensation and $606,000 in non-cash interest expense related to the amortization of the discount on convertible subordinated debentures and loan fees, and a $1,640,000 loss on debt conversion.

(7)	Includes $3.4 million of notes receivable as of December 31, 2005 related to the sale of assets of discontinued operations. Includes $9.0 million, $33.4 million, $27.4 million and $26.1 million of assets of discontinued operations, as of December 31, 2004, 2003, 2002 and 2001, respectively. The assets of discontinued operations as of December 31, 2004 were reduced by the loss on disposal of discontinued operations totaling $14.8 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      The Company is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s continuing operations include two separate business segments: (i) the Packet-based Technologies Group, which includes the Company’s softswitch division, the Company’s I-Master division, the Company’s NetPerformer division, and the Company’s subsidiary Telemate.Net; and (ii) the Advanced Applications Services Group, which includes the Company’s technical applications support group. The Packet-based Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Packet-based Technologies Group offers hardware and software for companies seeking to build private, packet-based voice and data networks. Additionally, the Packet-based Technologies Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices. The Advanced Applications Services Group includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Company’s Packet-based Technologies Group.
      Since 2001, the Company has been selling products to the carrier market and focusing its strategic direction on developing and marketing next-generation communications products. The Company’s current business was built on acquisitions made by the Company by leveraging the economic downturn in the telecommunications area. In the first quarter of 2003, the Company acquired substantially all of the operating assets of Clarent Corporation, which provided the Company with VoIP technologies primarily serving international markets and significantly increased the Company’s market share in the worldwide softswitch market.
      The Company’s strategy through 2003 was to add next-generation communications products to its suite of products through strategic acquisitions and to leverage these operations through cost reductions to enhance cash flow. With the acquisition of substantially all of the operating assets of Clarent Corporation, the Company moved its growth strategy toward international markets. International revenue increased from 0% of the Company’s consolidated revenues in 2002 to 53% of the Company’s consolidated revenues for 2005. As the acquisition of substantially all of the operating assets of Clarent Corporation was funded primarily by short-term seller financing, generating cash flow from operations during 2003 was required to meet the debt repayment obligations. As such, the Company leveraged its combined operations, reducing sales, general and administrative costs (as compared to costs prior to the acquisition), while preserving the research and development expenditures which are vital to the Company’s long-term growth and viability.
      In 2004, the Company began moving toward an open standards platform. In 2004 and 2005, the Company significantly increased its expenditures for research and development and sales and marketing to focus on long-term sustainable revenue growth. In the first quarter of 2004, the Company completed a private placement raising approximately $16.5 million, net of expenses, to fund the increased research and development efforts and expanded sales and marketing programs. In the first quarter of 2005, the Company completed a private placement of senior unsecured convertible debentures raising an additional $12.8 million. As expected, these additional expenditures significantly increased the operating loss from continuing operations in 2005 and 2004 as compared to 2003.
      In January 2005, the Company sold substantially all of the operating assets of its NACT and MCK businesses to better focus the Company’s capital and management resources on areas which the Company believes have greater potential given its strategy to focus on next-generation network and solutions. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company believes that the I-Master platform, which the Company acquired in March 2005 after forming a strategic partnership with WSECI in the latter half of 2004, permits the Company to offer a better solution. Further, the Company disposed of its MCK business because the Company intends to focus on next-generation solutions for service providers and the products of the MCK business did not fit that profile. The operations of the NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements.
      On October 11, 2005, the Company effected the Reverse Split of the outstanding Common Stock, pursuant to which every five (5) shares of common stock outstanding on such date were converted into one (1) share of common stock.
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Telemate.Net and Verso Canada, and those of MCK and NACT which are reflected in discontinued operations. The Company does not engage in off-balance sheet activities and therefore none are disclosed in the financial statements.
      The Company believes that the foregoing events significantly affect the comparability of the Company’s results of operations from year to year. You should read the following discussion of the Company’s results of operations and financial condition in conjunction with the Company’s consolidated financial statements and related notes thereto included in Item 15 of this Annual Report.
Results of Operations

Fiscal Year 2005 Compared with Fiscal Year 2004
      For the year ended December 31, 2005, the Company’s net loss totaled $20.1 million, or $0.74 per share, compared with a net loss of $38.8 million, or $1.47 per share, for the same period in 2004. The 2005 results included $3.0 million in reorganization costs and a loss from discontinued operations of $566,000. The 2004 results included $1.4 million in reorganization costs and a loss from discontinued operations of $20.0 million.

Continuing Operations
      For the year ended December 31, 2005, the Company’s net loss from continuing operations totaled $19.5 million, or $0.72 per share, compared with a net loss of $18.8 million, or $0.71 per share, for 2004. The 2005 results included $3.0 million in reorganization costs. The 2004 results included $1.4 million in reorganization costs.
      Total revenue was $32.9 million in the year ended December 31, 2005, reflecting a 2% increase from 2004. Product revenue increased from $15.5 million in 2004 to $18.3 million in 2005. The increase in product revenue in the Packet-based Technologies Group was attributable to the addition of the I-Master platform product revenue related to WSECI, which was acquired by the Company on March 31, 2005, as well as an increase in the Company’s NetPerformer product sales. In 2005, the increase in product revenue came from five new products, most notably the I-Master server and the NetPerformer GSM A.bis product. Services revenue was $14.6 million in the year ended December 31, 2005, reflecting a 13% decrease from the same period in 2004, primarily due to revenue from the Advanced Application Services Group. The decrease in revenue from the Advanced Application Services Group was attributable primarily to a decline in revenue from its largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor.
      Gross profit decreased by $261,000 in the year ended December 31, 2005, and was 45% of revenue in 2005, compared with 47% of revenue for 2004. The decrease in gross profit resulted from the increase in amortization of intangibles related to the acquisition of WSECI in March 2005 and lower margin in the Advanced Application Services Group.
      Total operating expenses incurred in continuing operations for the year ended December 31, 2005 were $30.4 million, a decrease of $2.8 million compared to the same period in 2004. The decrease is primarily attributable to the following items: decreases in general and administrative expenses of $2.2 million, sales and marketing expenses of $1.4 million and depreciation and amortization expense of $683,000 offset by an increase in reorganization costs of $1.6 million.

      The decrease in general and administrative expenses resulted from a decrease in professional fees, the vast majority of which related to the elimination of non-recurring costs incurred in 2004 related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, reduction of bad debt expense primarily in the Advanced Application Services Group, reduction in rent and occupancy costs related to the sublease (see reorganization costs — loss on sublease discussion below), and reductions of corporate personnel and related costs associated with the disposal of NACT and MCK in January 2005.
      The decrease in sales and marketing expenses resulted from the reduction of personnel costs primarily for sales management overhead and marketing and personnel related costs, including travel.
      The decrease in depreciation and amortization expense is comprised of a decrease in depreciation expense of $255,000 and a decrease in amortization of deferred compensation of $428,000. The decrease in depreciation expense is related to lower capital expenditures during 2005 of approximately $1.2 million compared to 2004 and decreases related to fully-depreciated assets. Capital expenditures are primarily depreciated on a straight-line basis over an estimated useful life of three years. The decrease in amortization of deferred compensation primarily related to the final vesting of options outstanding since the Company’s acquisitions of Telemate.Net in November 2001 and Cereus in September 2000.
      In the third quarter of 2005, the Company terminated a senior executive. As a result of this action, the Company recorded reorganization costs of $340,000 during the year ended December 31, 2005.
      In the second quarter of 2005, the Company entered into a sublease agreement with an unrelated party to sublease excess office space at its facility in Atlanta, Georgia. The excess space arose primarily due to reductions in corporate staffing over the past year. As a result of the sublease, the Company recorded an accrual of $1.7 million, equaling the difference between the remaining payments due on this lease ($3.3 million) and the amounts to be paid by the sublessor ($1.6 million). The Company recorded reorganization costs of $2.6 million during the year ended December 31, 2005, which included the $1.7 million difference between the lease and the sublease for the entire remaining term, as well as write-offs for furniture and leasehold improvements. The Company expects to save approximately $1.6 million over the remaining term of the original lease, which expires January 31, 2010.
      In the first quarter of 2005, as a result of the sale of substantially all of the operating assets of the MCK and NACT businesses, the Company initiated a reorganization and eliminated six corporate positions. As a result of these actions, the Company recorded reorganization costs of $124,000 during the year ended December 31, 2005.
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
      As a percentage of revenue, operating expenses from continuing operations were 92% during the year ended December 31, 2005, down from 103% for the same period in 2004.
      Other expense was $58,000 during the year ended December 31, 2005, compared with other income of $259,000 for the same period in 2004. Other expense during the year ended December 31, 2005 was primarily related to expenses paid to third parties associated with the restructuring of the Company’s 7.5% convertible debentures. Other income during the year ended December 31, 2004 was primarily related to the sale of non-operating assets.
      Equity in income of investment was $17,000 during the year ended December 31, 2005, compared to $56,000 in 2004. These amounts represent the Company’s portion of BeTrue’s income for each of these years. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated.

      Net interest expense was $3.9 million during the year ended December 31, 2005, an increase of $2.9 million compared to the same period in 2004. The increase was primarily attributable to interest on the $13.5 million senior unsecured convertible debentures issued in February 2005, the amortization of the discount and loan origination fees on the $13.5 million senior unsecured convertible debentures, as well as increased amortization of the discount on the 7.5% convertible subordinated debentures that were restructured during the year ended December 31, 2005.

Business Unit Performance

			Advanced
	Packet-based		Applications
	Technologies Group		Services Group		Consolidated

	For the Year Ended December 31,

	2005	2004	2005	2004	2005	2004

	Dollars in thousands
Revenue	$23,697	$20,527	$9,176	$11,736	$32,873	$32,263

Gross profit	12,317	11,134	2,541	3,985	14,858	15,119
Gross margin	52%	54%	28%	34%	45%	47%
General and administrative	2,545	2,375	740	1,059	3,285	3,434
Sales and marketing	7,945	9,302	101	126	8,046	9,428
Research and development	6,594	6,584	—	—	6,594	6,584

Contribution before unallocated items	$(4,767)	$(7,127)	$1,700	$2,800	(3,067)	(4,327)

Unallocated items:
Corporate general and administrative					6,935	8,958
Corporate research and development					238	379
Depreciation and amortization					2,270	2,953
Reorganization costs — loss on sublease					2,550
Reorganization costs					464	1,414

Operating loss					(15,524)	(18,031)
Other					(3,970)	(739)

Loss from continuing operations before income taxes					$(19,494)	$(18,770)

Packet-based Technologies Group
      Total revenue from the Company’s Packet-based Technologies Group was $23.7 million in the year ended December 31, 2005, a 15% increase from the same period in 2004. The increase in product revenue in the Packet-based Technologies Group was attributable to the addition of the I-Master platform product revenue related to the assets acquired from WSECI, which occurred on March 31, 2005, as well as an increase in the Company’s NetPerformer product sales. In 2005, the increase in product revenue came from five new products, most notably the I-Master server and the NetPerformer GSM A.bis product.
      Gross profit increased by $1.2 million in the year ended December 31, 2005, and was 52% of revenue, a decrease from 54% of revenue in the same period in 2004. The increase in gross profit dollars is attributable to the increase in revenue. The decrease in gross margin is due to an increase in amortization of intangibles related to the acquisition of substantially all of the operating assets of WSECI in March 2005 and increased costs relative to revenue.
      Allocated operating expenses incurred in the Packet-based Technologies Group for the year ended December 31, 2005 were $17.1 million, a decrease of $1.2 million compared to the same period in 2004. The increase in general and administrative expenses is due to the expenses related to the WSECI acquisition. The decrease in sales and marketing expenses resulted from the reduction of personnel costs primarily for sales management overhead and marketing and personnel related costs including travel. Research and development cost remained relatively constant compared to 2004. As a percent of revenue, operating expenses for the Packet-based Technologies Group were 72% during the year ended December 31, 2005, down from 89% during the same period in 2004. The decrease in the percentage is attributable to the decrease in sales and marketing spending coupled with higher revenue.

Advanced Applications Services Group
      Total revenue for the Company’s Advanced Applications Services Group was $9.2 million in the year ended December 31, 2005, a 22% decrease from the same period in 2004. The decrease in revenue from the Advanced Application Services Group was attributable primarily to a decline in revenue from its largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor, net of new customers added.
      Gross profit decreased by $1.4 million in the year ended December 31, 2005, and was 28% of revenue, compared with 34% of revenue in the same period in 2004. The decrease in gross profit dollars and gross margin is due to decreased revenues and a change in revenue mix from support revenue related to a proprietary software product to general call center support.
      Allocated operating expenses incurred in Advanced Applications Services Group for the year ended December 31, 2005 were $841,000, a decrease of $344,000 compared to the same period in 2004. The decrease in general and administrative expenses primarily relates to a decrease in personnel and related costs, occupancy costs and bad debt expense.

Discontinued Operations
      In January 2005, the Company sold substantially all of the operating assets of its NACT and MCK businesses to better focus the Company’s capital and management resources on areas which the Company believes have greater potential given its strategy to focus on next-generation network and solutions to improve cash utilization. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company believes that the I-Master platform, which the Company acquired from WSECI in March 2005, permits the Company to offer a better solution. Further, the Company disposed of its MCK business because it intends to focus on next-generation solutions for service providers and the products of the MCK business did not fit that profile. The operations of the NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements.
      Summary operating results of the discontinued operations (in thousands) are as follows:

	For the Year Ended
	December 31,

	2005	2004

Revenue	$212	$18,889

Gross (loss) profit	(27)	8,074

Operating loss	(566)	(5,229)
Loss on disposal of discontinued operations	—	(14,788)

Loss from discontinued operations	$(566)	$(20,017)

      The operating loss from discontinued operations for the year ended December 31, 2005 includes depreciation and amortization of $114,000. The operating loss from discontinued operations for the year ended December 31, 2004 includes depreciation and amortization of $2.6 million.

Fiscal Year 2004 Compared with Fiscal Year 2003
      For the year ended December 31, 2004, the Company’s net loss totaled $38.8 million, or $1.47 per share, compared with a net loss of $18.3 million, or $0.92 per share, for the same period in 2003. The 2004 results included $1.4 million in reorganization costs and a loss from discontinued operations of $20.0 million. The 2003 results included $159,000 in reorganization costs and a loss from discontinued operations of $14.1 million.

Continuing Operations
      For the year ended December 31, 2004, the Company’s net loss from continuing operations totaled $18.8 million, or $0.71 per share, compared with a net loss of $4.2 million, or $0.21 per share, for 2003. The 2004 results included $1.4 million in reorganization costs. The 2003 results included $159,000 in reorganization costs.
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
      Total operating expenses incurred in continuing operations for the year ended December 31, 2004 were $33.2 million, an increase of $8.9 million compared to the same period in 2003. The increase is primarily attributable to the following items: increases in general and administrative expenses of $2.8 million, sales and marketing expenses of $2.8 million, research and development expenses of $2.1 million and reorganization costs of $1.3 million.
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
      The increase in research and development is related to the planned increase in research and development activities in the Company’s softswitch and NetPerformer divisions.
      Depreciation and amortization expense remained relatively constant. Depreciation expense increased by $350,000 primarily related to capital expenditures of approximately $2.0 million and $801,000 during 2004 and 2003, respectively, offset by decreases related to fully-depreciated assets. Capital expenditures are primarily depreciated on a straight-line basis over an estimated useful life of three years. Intangible amortization remained constant at $240,000 and is related to the amortization of the customer relationship costs related to the 1998 acquisition of Encore Group. Amortization of deferred compensation decreased by $345,000 primarily related to the termination of certain options and full vesting of other options outstanding since the Company’s acquisitions of Telemate.Net in November 2001 and Cereus in September 2000. The deferred compensation represents the intrinsic value of the Telemate.Net and Cereus unvested options outstanding at the date of the acquisitions of Telemate.Net and Cereus and is amortized over the remaining vesting period of the options.
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
      As a percentage of revenue, operating expenses from continuing operations were 103% during the year ended December 31, 2004, up from 64% for the same period in 2003.
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

Business Unit Performance

	Packet-based		Advanced Applications
	Technologies Group		Services Group		Consolidated

	For the Year Ended December 31,

	2004	2003	2004	2003	2004	2003

	Dollars in thousands
Revenue	$20,527	$25,128	$11,736	$13,011	$32,263	$38,139

Gross profit	11,134	15,172	3,985	5,999	15,119	21,171
Gross margin	54%	60%	34%	46%	47%	56%
General and administrative	2,375	1,840	1,059	820	3,434	2,660
Sales and marketing	9,302	6,474	126	196	9,428	6,670
Research and development	6,584	4,844	—	—	6,584	4,844

Contribution before unallocated items	$(7,127)	$2,014	$2,800	$4,983	(4,327)	6,997

Unallocated items: Corporate general and administrative					8,958	6,967
Corporate research and development					379	—
Depreciation and amortization of property and equipment					2,278	1,928
Amortization of intangibles					240	240
Amortization of deferred compensation, related to sales, general and administrative					435	780
Reorganization costs					1,414	159

Operating loss					(18,031)	(3,077)
Other					(739)	(1,138)

Loss from continuing operations before income taxes					$(18,770)	$(4,215)

Packet-based Technologies Group
      Total revenue from the Company’s Packet-based Technologies Group was $20.5 million in the year ended December 31, 2004, an 18% decrease from the same period in 2003. The net decrease in revenue is attributable to softswitch and NetPerformer product sales. In 2004, the Company restructured its sales force, including the sales leadership, to facilitate a cross product line selling strategy at a time when the telecommunication market was soft in many of the emerging telecommunication markets that the Company was targeting and was moving from upgrading class 4 tandem switches to revenue generating applications and class 5 line side switching. In addition, the Company moved from selling products to selling a complete solution to address the changes in the telecommunication market. These solution sales require longer sales cycles than the Company previously anticipated, which had an impact on 2004 revenue performance. Despite a rise in sales opportunities, actual revenues declined in 2004.
      Gross profit decreased by $4.0 million in the year ended December 31, 2004, and was 54% of revenue, a decrease from 60% of revenue in the same period in 2003. The decrease in gross profit is attributable to the decrease in revenue. The decrease in gross margin is due to a decline in revenues in relation to fixed departmental costs (primarily personnel and related costs) related to the production and support departments, inventory obsolescence adjustments and the addition of international support personnel and related expenses.
      Allocated operating expenses incurred in the Packet-based Technologies Group for the year ended December 31, 2004, were $18.3 million, an increase of $5.1 million compared to the same period in 2003. The increase in general and administrative expenses reflects a full year’s expense since the Company’s acquisition of substantially all of the operating assets of Clarent Corporation in February 2003 and an increase in bad debt expense primarily attributable to one customer. The increase in sales and marketing expenses resulted from the Company’s expansion of its sales force and marketing programs in 2004. The increase in research and development related to the planned increase in research and development activities at the Company’s softswitch and NetPerformer divisions. As a percent of revenue, operating expenses for the Packet-based Technologies Group were 89% during the year ended December 31, 2004, up from 52% during the same period in 2003. The increase in the percentage is attributable to the increase in sales and marketing and research and development spending coupled with lower revenue.

Advanced Applications Services Group
      Total revenue for the Company’s Advanced Applications Services Group was $11.7 million in the year ended December 31, 2004, a 10% decrease from the same period in 2003. The decrease in revenue is related to a decrease in installation services, rebillable travel and outsourced services for hospitality related customers.
      Gross profit decreased by $2.0 million in the year ended December 31, 2004, and was 34% of revenue, compared with 46% of revenue in the same period in 2003. The decrease in gross profit and gross margin is due to increased personnel and related costs related to the Advanced Applications Services Group’s performance of consulting work to assist its largest customer in its conversion to a new software platform.
      Allocated operating expenses incurred in Advanced Applications Services Group for the year ended December 31, 2004, were $1.2 million, an increase of $169,000 compared to the same period in 2003. The increase in general and administrative expenses primarily relates to an increase in personnel and related costs and bad debt expense.

Discontinued Operations
      In January 2005, the Company sold substantially all of the operating assets of its NACT and MCK businesses to better focus the Company’s capital and management resources on areas which the Company believes have greater potential given its strategy to focus on next-generation network and solutions to improve cash utilization. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company believes that the I-Master platform, which the Company signed a definitive agreement to acquire from WSECI in February 2005 after forming a strategic partnership with WSECI in the latter half of 2004, permits the Company to offer a better solution. The Company acquired substantially all of the operating assets of WSECI, including the I-Master platform, in March 2005. Further, the Company disposed of its MCK business because the Company intends to focus on next-generation solutions for service providers and the products of the MCK business did not fit that profile. The operations of the NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements.

      Summary operating results of the discontinued operations (in thousands) are as follows:

	For the Year Ended
	December 31,

	2004	2003

Revenue	$18,889	$21,359

Gross profit	8,074	10,600

Operating loss	(5,229)	(14,072)
Loss on disposal of discontinued operations	(14,788)	—

Loss from discontinued operations	$(20,017)	$(14,072)

      The operating loss from discontinued operations for the year ended December 31, 2004 includes depreciation and amortization of $2.6 million. The operating loss from discontinued operations for the year ended December 31, 2003 includes depreciation and amortization of $1.9 million and write-down of goodwill of $10.9 million.
      The write-down of goodwill relates to the Company’s acquisition of MCK in September 2003. In April 2003, the Company negotiated the original agreement to purchase MCK in which the MCK stockholders would be entitled to receive approximately 4.0 million shares of Common Stock which was valued at $13.0 million, based on the volume weighted average closing price per share of Common Stock as reported on The Nasdaq Capital Market for the 20 trading day period beginning March 19, 2003 and ending April 15, 2003. As part of the original agreement, the Company was to receive $7.5 million in cash. The terms of the agreement were amended on June 13, 2003. Under the amended terms, MCK stockholders were entitled to receive approximately 3.7 million shares of Common Stock and the cash MCK was required to have at the closing of the merger was reduced from $7.5 million to approximately $6.4 million. Although the number of shares of Common Stock to be issued in the merger was reduced by the amendment, the amendment changed the measurement date for valuing such shares. As a result of the increase in the price of Common Stock, prior to June 13, 2003, the revised valuation for the shares of Common Stock to be issued in the merger increased to $24.1 million. As a result of this increase in value, the goodwill recorded in the merger was impaired upon closing the merger. The Company completed an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Based upon this analysis, the Company recorded a write-off of approximately $10.9 million during the year ended December 31, 2003.
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
      The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as updated by SAB No. 104 and in accordance with Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables”, Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP No. 97-2”) and SOP No. 98-9, “Software Revenue Recognition with Respect to Certain Transactions” (“SOP No. 98-9”).
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

Liabilities of Discontinued Operations
      In January 2005, the Company disposed of substantially all of the operating assets of its NACT and MCK businesses. As a result of these sales, certain liabilities of MCK are now classified as discontinued operations, including a liability for one lease with total payments remaining through March 31, 2007 of $1.7 million, discounted at 6%, which has been sub-leased for approximately 66% of the total lease liability over the remaining term of the lease.
      During 2001, the Company initiated certain restructuring plans and discontinued operations of its VAR business. In conjunction with these restructuring plans, the Company established a restructuring reserve account for the estimated costs related to the plans. These costs primarily related to facilities closings, severance costs and other businesses exiting costs. For the facilities closings cost, a reserve was established for all remaining lease payments due on buildings and equipment that were no longer being utilized in continuing operations, less assumptions for sub-leases. The accrual for one of the leases with total payments remaining through January 31, 2010 of $1.7 million is offset by sublease receipts totaling $712,000 through the end of the lease term and assumes an amount of $240,000 for the extension of one of the subleases through the end of the lease term.
      As of December 31, 2005, the Company had a remaining balance of approximately $2.5 million in liabilities of discontinued operations. The Company currently believes that this remaining estimated balance is appropriate to cover future obligations associated with the restructurings; however, changes in these estimates could occur based on changes in the financial condition of the subleases.

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
      At December 31, 2005, the Company had a positive working capital position (excess of current assets over current liabilities) of $1.9 million compared to a positive working capital position of $7.6 million at December 31, 2004. The Company’s cash and cash equivalents totaled $1.1 million at December 31, 2005, and $4.2 million at December 31, 2004. Total long-term debt, net of discount, was $8.4 million at December 31, 2005 and $2.7 million at December 31, 2004. At December 31, 2005, the Company had $1.3 million and at December 31, 2004, the Company had no borrowings under its credit facility with Silicon Valley Bank. The Company’s borrowing availability under its credit facility at December 31, 2005 was $8.1 million. The Company has an outstanding stand-by letter of credit in the amount of $1.6 million at December 31, 2005 which would reduce borrowing capacity under the credit facility.
      In March 2005, the Company and Silicon Valley Bank renewed, and in June and July 2005 further amended, the credit facility in connection with the disposition of the MCK and NACT businesses, the sublease of the Company’s facilities in Atlanta, Georgia and the restructuring of the Company’s 7.5% convertible subordinated debentures. In January 2006, the minimum cash on hand covenant of the credit facility was amended so that such covenant could be satisfied using not just the Company’s unrestricted cash and cash equivalents in accounts maintained at Silicon Valley Bank but also by using the Company’s excess availability under the credit facility. The credit facility provided for a credit line of $7.5 million through September 30, 2005 at which time it increased to $10.0 million after the Company met certain financial criteria. The credit facility includes an EX-IM facility that provides for working capital based on the Company’s international accounts receivable and inventories related to export sales. Under the terms of the credit facility, the Company must maintain a minimum amount of cash on hand, computed monthly, and may not declare dividends or incur any additional indebtedness without the consent of Silicon, and must comply with other financial covenants. Although the Company was not in compliance with the minimum cash on-hand covenant at December 31, 2005, the Company had more than sufficient excess borrowing capacity and the Silicon Valley Bank waived compliance with such covenant. In March 2006, the credit facility was extended to March 2007, with similar terms and conditions.
      On February 12, 2003, the Company acquired substantially all the business assets and assumed certain related liabilities of Clarent Corporation for $9.8 million in notes. At December 31, 2005, a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum, remains outstanding. The assets the Company purchased from Clarent Corporation secure the note.
      On February 4, 2005, the Company completed a private placement of senior unsecured convertible debentures and warrants pursuant to a securities purchase agreement with certain institutional investors. The Company issued $13.5 million of 6% senior unsecured convertible debentures, Series A warrants exercisable for 2.2 million shares of Common Stock and Series B warrants exercisable for 2.0 million shares of Common Stock. The 6% senior unsecured convertible debentures bear interest at 6% per annum and are due February 2009 and are convertible into approximately 5.4 million shares of the Company’s common stock at an initial conversion price of $2.50 per share, subject to anti-dilution adjustments and certain limitations. Interest is payable on a quarterly basis beginning April 2005 and principal is payable on a quarterly basis beginning August 2006. The Series A warrants issued in connection with the private placement are exercisable for a period of five years commencing on February 4, 2005 and at an exercise price of $3.60 per share. The Series B warrants issued in connection with the private placement were exercisable for a period of 90 days, commencing on June 16, 2005 and had an exercise price of $3.90 per share. The Series B warrants expired in September 2005. The Company received net proceeds of approximately $12.5 million, including $1.6 million in restricted cash, net of expenses.

Cash Flow
      Cash used in the Company’s continuing operations in the year ended December 31, 2005 totaled approximately $14.9 million compared with cash used by continuing operations of $16.8 million for 2004. The Company’s use of cash in continuing operations during 2005 resulted primarily from cash used for changes in current operating assets and liabilities of approximately $4.2 million and cash used by continuing operations of $10.7 million (net loss from continuing operations of $19.5 million reduced by non-cash charges totaling $8.8 million, including depreciation and amortization of $5.8 million, provision for doubtful accounts of $463,000 and reorganization costs — loss on sublease of $2.6 million). The Company’s use of cash in continuing operations during 2004 resulted primarily from cash used for changes in current operating assets and liabilities of approximately $2.9 million and cash used by continuing operations of $13.9 million (net loss from continuing operations of $18.8 million reduced by non-cash charges totaling $4.9 million, including depreciation and amortization of $3.7 million, provision for doubtful accounts of $494,000 and reorganization costs — stock-related of $570,000).
      Cash used in the Company’s discontinued operations in the year ended December 31, 2005, totaled $1.6 million compared with cash provided by discontinued operations of $1.4 million for 2004.
      Cash used in investing activities for continuing operations totaled approximately $2.7 million in the year ended December 31, 2005, compared to cash provided by investing activities for continuing operations of $269,000 in the same period of 2004. During the year ended December 31, 2005 restricted cash increased by $1.7 million compared to a decrease of $2.3 million for 2004. The Company spent $820,000 and $2.0 million on capital expenditures in the year ended December 31, 2005 and 2004, respectively. In 2005, the Company spent $273,000 related to the acquisition of substantially all of the operating assets of WSECI.
      Cash provided by investing activities for discontinued operations totaled approximately $4.3 million in the year ended December 31, 2005, compared to cash used in investing activities for discontinued operations of $4.6 million in the same period of 2004. The Company received $4.0 million from the sale of discontinued operations and $300,000 from notes receivable during the year ended December 31, 2005. The Company spent $321,000 on capital expenditures in the year ended December 31, 2004. During 2004, the Company paid $4.3 million in cash related to the acquisition of MCK.
      Cash provided by financing activities totaled approximately $11.8 million in the year ended December 31, 2005, compared to $16.3 million for 2003. Net proceeds from convertible debentures of $12.8 million, net borrowings on the line of credit of $1.3 million and proceeds from the issuance of the Common Stock related to the exercise of options of $65,000 were offset by a payment of $2.3 million on the Company’s 7.5% convertible debentures. In 2004 net proceeds from a private placement of $16.5 million and proceeds from the issuance of the Common Stock related to the exercise of options of $175,000 were offset by a payment of $350,000 on the notes payable for the purchase of substantially all of the operating assets of Clarent Corporation.

Contractual Obligations and Commercial Commitments
      The following summarizes the Company’s future contractual obligations at December 31, 2005 (in thousands):

	Payments Due By Period

		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Line of credit	$1,269	$1,269	$—	$—	$—
Additional payments for the acquisition of Encore Group	229	179	50	—	—
Notes payable	3,000	—	3,000	—	—
Convertible subordinated debentures	2,250	2,250	—	—	—
Senior unsecured convertible debentures	13,500	1,406	9,281	2,813	—
Operating Leases:
Continuing operations	7,361	2,132	3,622	1,607	—
Discontinued operations	3,266	1,736	1,104	426	—

Total contractual cash obligations	30,875	$8,972	$17,057	$4,846	$—

      This foregoing table excludes interest expense and sublease rentals and assumes that leases are not renewed. The Company remains a guarantor on a lease through December 2009 used in the operations of the NACT business, which the Company sold in January 2005. The total commitment related to this lease is approximately $2.4 million. The Company has one outstanding stand-by letter of credit totaling $1.6 million at December 31, 2005.
Sources of Cash
      For 2006, the Company expects that its primary sources of cash will be from issuances of equity or debt securities, cash on hand, borrowings under its credit facility with Silicon Valley Bank and other sources. In February 2006, the Company issued in a private placement 5.4 million shares of its Common Stock and warrants to purchase 5.4 million shares of its Common Stock for an aggregate purchase price of $7.1 million, or $1.30 per share. The Company received approximately $6.8 million, net of expenses.
      In March, 2006, the Company amended its credit facility with Silicon Valley Bank to extend the Company’s credit facilities into March 2007. The credit facility with Silicon Valley Bank is subject to certain financial covenants (including a minimum excess availability covenant) and limitations on the Company’s ability to access funds under the credit facility. If the Company is in violation of the credit facility, or does not have sufficient eligible accounts receivable and inventory to support the level of borrowings it may need, then the Company may be unable to draw on the credit facility to the extent necessary. To the extent the Company does not have borrowing availability under the credit facility, the Company may be required to obtain additional sources of capital, sell assets, obtain an amendment to the credit facility or otherwise restructure its outstanding indebtedness. Additional borrowings other than pursuant to the credit facility must be approved by Silicon Valley Bank. If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the credit facility or otherwise restructure its outstanding indebtedness, then the Company may not be able to meet its obligations.
      The Company has sustained losses in prior years and does not expect that its current operations will generate positive income from continuing operations before interest, taxes, depreciation, amortization of intangibles and amortization of deferred compensation for the next year as the Company continues to invest in sales and marketing and research and development costs. However, the company has taken steps that the Company believes could not only increase revenues and gross margins but also could make the Company more efficient on the expense side. In 2005, the Company restructured its sales organization in order to have a better targeted geographic and product focus; introduced new products including product bundles comprised of two or more of the Company’s proprietary technology products; and shifted resources to focus on fewer but larger and more strategic OEM and distributor relationships. Although gross margins are dependent on many different factors including revenue volume, product mix and discounting, the Company believes that in general, gross margins should improve with revenue increases by leveraging departmental and other non-variable costs and that it could receive greater margins from higher value solution sales such as the product bundles. The Company intends to continue its on-going review and diligence on expenses. Part of this effort has focused on developing collaborative relationships with off-shore outsourced services for service and support functions as well as research and development functions that have resulted in a reduced cost base. This cost advantage can be further leveraged as the Company’s needs grow. The Company believes that it will have sufficient liquidity from its cash on-hand, the cash raised in the private placement and its unused credit facility to meet its current financial obligations during 2006.
      The Company’s short-term cash needs are for working capital, including cash operating losses, capital expenditures, payments on the 7.5% convertible subordinated debentures of approximately $2.3 million and payments on the 6% senior unsecured convertible debentures of $1.4 million in the next twelve months, interest payments on debt outstanding, payments of the accrued loss on sublease and payments related to discontinued operations. At December 31, 2005, accrued loss on sublease totaled $1.7 million. The Company expects to pay out approximately $454,000 related to lease payments, net of sublease rental in the next twelve months. At December 31, 2005, liabilities of discontinued operations included $1.7 million in lease payments related to discontinued operations. The Company expects to pay out approximately $663,000 related to lease payments net of sublease rentals for discontinued operations in the next twelve months.
      The Company’s long-term cash needs are related to the costs of growing its current business as well as prospective businesses to be acquired, including capital expenditures and working capital. In addition, the Company will make required payments on its senior unsecured convertible debentures, the accrued loss on sublease, liabilities of discontinued operations and the secured note payable made by the Company in connection with the acquisition of substantially all of the operating assets of Clarent Corporation which is due February 2008. The Company expects to meet these cash needs through cash from operations, if any, cash on hand, borrowings under the credit facility or other debt facilities, if available, as well as through possible issuances of equity or debt securities. If sufficient borrowing capacity under a working capital line of credit is unavailable (or if the Company is unable to restructure its existing credit facility in the event that the Company requires additional borrowing capacity), or if the Company is otherwise unable to obtain additional capital or sell assets, then the Company may not be able to meet its obligations and growth plans.

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
Interest Rate Risks
      The Company’s notes payable and convertible subordinated debentures at December 31, 2005, carry interest rates which are fixed or with set increases. The interest rate on the Company’s 6% senior convertible debentures increased to 6.75% on February 4, 2006 in accordance with the terms thereof. The Company’s line of credit with Silicon Valley Bank carries interest rates which vary with the prime rate. Accordingly, if the Company has any indebtedness outstanding under its line of credit with Silicon Valley Bank, then any increases in Silicon Valley Bank’s prime rate will reduce the Company’s earnings. A 1% increase in the prime rate on the $1.3 million outstanding under the Company’s line of credit at December 31, 2005 would result in an annual interest expense increase of approximately $13,000.

Foreign Currency Risks
      Products sold outside of the United States of America are transacted in U.S. dollars and, therefore, the Company is not exposed to foreign currency exchange risk. Transactions with Verso Canada and Verso Technologies (UK) Limited, an indirect, wholly owned subsidiary of the Company, present foreign currency exchange risk. The principal transactions are personnel and related costs. The intercompany balance is denominated in U.S. dollars and changes in foreign currency rates would result in foreign currency gains and losses. Using the intercompany balance at December 31, 2005, a 10% strengthening of the U.S. dollar against the Canadian dollar and the British pound would result in a foreign currency transaction loss of approximately $35,000. To date, foreign exchange gains and losses have not been significant.

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

	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter	Quarter	Total Year

	(In thousands, except per share amounts)
2005
Revenue	$6,606	$8,513	$8,281	$9,473	$32,873
Gross profit	2,863	3,754	3,718	4,523	14,858
General and administrative	2,586	2,468	2,592	2,574	10,220
Sales and marketing	2,146	2,049	1,948	1,903	8,046
Research and development	1,684	1,737	1,655	1,756	6,832
Operating income (loss) from continuing operations	(4,337)	(5,630)	(3,344)	(2,213)	(15,524)
Income (loss) from continuing operations	(4,934)	(6,400)	(4,599)	(3,561)	(19,494)
Income (loss) from discontinued operations	(566)	—	—	—	(566)

Net loss	$(5,500)	$(6,400)	$(4,599)	$(3,561)	$(20,060)

Net loss per common share — basic and diluted:(2)
Loss from continuing operations	$(0.18)	$(0.24)	$(0.17)	$(0.13)	$(0.72)
Loss from discontinued operations	(0.02)	—	—	—	(0.02)

Net loss per common share	$(0.20)	$(0.24)	$(0.17)	$(0.13)	$(0.74)

2004
Revenue	$11,099	$6,631	$6,966	$7,566	$32,262
Gross profit	5,913	2,934	3,049	3,223	15,119
General and administrative	2,836	2,983	3,284	3,290	12,393
Sales and marketing	1,956	2,409	2,583	2,479
Research and development	1,581	1,806	1,754	1,822	6,963
Operating income (loss) from continuing operations	(2,383)	(4,941)	(5,318)	(5,390)	(18,032)
Loss from continuing operations	(2,645)	(5,150)	(5,557)	(5,419)	(18,771)
Loss from discontinued operations	(1,091)	(1,130)	(1,764)	(1,243)
Loss on disposal of discontinued operations				(14,788)	(14,788)

Net loss	$(3,736)	$(6,280)	$(7,321)	$(21,450)	$(38,787)

Net loss per common share — basic and diluted:(2)
Loss from continuing operations	$(0.10)	$(0.20)	$(0.20)	$(0.20)	$(0.71)
Loss from discontinued operations	(0.05)	(0.05)	(0.05)	(0.05)	(0.20)
Loss on disposal of discontinued operations				(0.55)	(0.56)

Net loss per common share	$(0.15)	$(0.25)	$(0.25)	$(0.80)	$(1.47)

(1)	Second quarter 2005 net loss includes reorganizations costs — loss on sublease totaling $2.6 million included in loss from continuing operations.

(2)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), as of the end of the period covered by this Annual Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures are effective.
      During the quarter ended December 31, 2005, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

Item 9B.	Other Information
      On January 27, 2006, the Company amended its credit facility with Silicon Valley Bank to modify the covenant which requires that the Company keep a certain minimum amount of unrestricted cash (and cash equivalents) in accounts maintained at Silicon Valley Bank to provide that such minimum amount may be satisfied by including the Company’s excess availability under the credit facility in addition to amounts maintained in such accounts.
      In March of 2006, the Company amended its credit facility with Silicon Valley Bank by entering into an Amendment to Loan Documents and an Amendment to Loan Documents (Exim Program) among Silicon Valley Bank, the Company and certain of the Company’s subsidiaries (collectively, the “Amendments”). The Amendments extend the Company’s credit facility with Silicon Valley Bank into March of 2007. The interest rate for borrowing under the credit facility increased under the Amendments by one-quarter of a percentage point from the rates charged by Silicon Valley Bank prior to the Amendments.
      On March 7, 2006, the Canada Revenue Agency (the “CRA”) notified 38098 Yukon Inc. (formerly known as MCK Telecommunications Inc.), a corporation organized under the laws of the Yukon Territory (“MCK Canada”) and an indirect wholly owned subsidiary of the Company, that the CRA had completed its international income tax audit of MCK Canada for the period from May 1, 1998 to April 30, 2000 (the “Audit”). As a result of the Audit, the CRA has issued income tax reassessments to MCK Canada. The Company also expects that the Alberta Tax and Revenue Administration (the “ATR”) will issue reassessments for each year of the Audit.
      The key issue under dispute in the audit is the valuation of certain intellectual property that was transferred from MCK Canada to its U.S. parent company, MCK Communications, Inc. (“MCK US”) in fiscal 1998. MCK US consulted with outside valuation advisors to establish the value of the intellectual property transferred. The CRA disagrees with such value. The Company and its advisors disagree with the reassessments, and the Company intends to file notices of objection with respect thereto with the CRA and the ATR and, if necessary, to exhaust all of its rights of appeal in connection therewith.
      Although the Company has not received income tax reassessments from the ATR, the Company estimates that, as of March 13, 2006, (i) the amount of taxes allegedly due in respect of the CRA reassessment was approximately U.S. $7.7 million (plus penalties and interest thereon of approximately U.S. $7.8 million); and (ii) the amount of taxes allegedly due in respect of the expected ATR reassessment was approximately U.S. $3.3 million (plus penalties and interest thereon of approximately U.S. $3.1 million). The Company has been advised by its Canadian and U.S. counsel that no such amounts should be collectible by the CRA or the ATR against the Company or any of its other subsidiaries (other than MCK Canada) and that the ability of the CRA and the ATR to collect such amounts should be limited to the assets of MCK Canada, which have little or no value. Accordingly, no provision for this matter has been recorded in the

Company’s financial statements because the Company believes that it will not have a financial statement impact.
      On December 31, 2005, the Board amended the Company’s 1999 Employee Stock Purchase Plan to reduce the discount at which participants in such plan could purchase shares of Common Stock pursuant to such plan from 15% to 5% and to change the date on which the purchase price for such shares is determined.
      See Item 5 of this Annual Report for disclosure with respect to the Company’s sale of unregistered equity securities.
PART III

Item 10.	Directors and Executive officers of the Registrant
Board of Directors
      Set forth below is certain information, as of March 20, 2006, concerning each of the directors of the Company. Each of the individuals listed below shall serve as a director of the Company until the next annual meeting of the Company’s shareholders and until their successors have been elected and qualified, or until their resignation, death or removal.

Name	Age	Position

Montgomery L. Bannerman	50	Chief Executive Officer and Director
Mark H. Dunaway	60	Director
Paul R. Garcia	53	Director
Gary H. Heck	61	Director
James R. Kanely	64	Director
Amy L. Newmark	48	Director
Steven A. Odom	52	Executive Chairman of the Board
James A. Verbrugge	65	Director
      Certain additional information concerning the individuals named above is set forth below:
      Mark H. Dunaway, age 60, has served as a director of the Company and member of the Company’s audit committee (the “Audit Committee”) since June 1, 2005. Since October 2003, Mr. Dunaway has served as Chairman and Chief Executive Officer of Composite Materials Technology, LLC, a provider of engineering products.
      Paul R. Garcia, age 53, has served as a director of the Company and a member of the Audit Committee since April 2003 and as a member of the Company’s compensation committee (the “Compensation Committee”) since February 24, 2004. Mr. Garcia has served as a director, President and Chief Executive Officer of Global Payments Inc. since February 2001. Mr. Garcia also currently serves as Chairman of the Board of Global Payments Inc. From June 1999 to January 2001, he served as Chief Executive Officer of NDC eCommerce. From March 1997 to September 1998, he served as President and Chief Executive Officer of Productivity Point International. From 1995 to 1997, he served as Group President of First Data Card Services.
      Gary H. Heck, age 61, has served as a director of the Company since September 29, 2000. From February 23, 2004 to November 3, 2004, Mr. Heck also served as the Company’s President and Chief Operating Officer. Mr. Heck also served as a member of the Compensation Committee from September 29, 2000 until February 24, 2004. From January 2000 to September 2000, Mr. Heck served as a director of Cereus. Mr. Heck has been a consultant since 1989, most recently serving as a Managing Partner and a co-founder of PacifiCom, a consulting services company. From 1987 until 1989, Mr. Heck was President and Chief Executive Officer of Telematics Products, Inc., a telecommunications products company. From 1983 until 1987, he held various executive positions at Pacific Telesis Corporation, one of the nation’s largest

Regional Bell Operating Companies, and completed his tenure as a corporate officer of several subsidiaries of Pacific Telesis and as Chief Executive Officer of PacTel Products Corporation. From 1977 until 1983, Mr. Heck was a Division Manager and District Manager at AT&T Corporation, where he was responsible for sales and marketing programs. From 1967 until 1977, Mr. Heck held various positions at Pacific Telephone & Telegraph. He is a member of the board of directors of RRT Global, Limited.
      James R. Kanely, age 64, has served as a director of the Company since August 17, 2005. Since August 1993, Mr. Kanely has served as a member of the board of directors and chairman of the audit committee of The Alpine Group, Inc., a publicly-traded industrial holding company. He is also on the board of directors of two privately-held companies, Taco, Inc., a manufacturer of pumps, valves and control systems for residential and commercial hydronic systems, and PPC Insulators, a manufacturer of porcelain insulators for the electrical utility industry
      Amy L. Newmark, age 48, has served as a director of the Company and a member of the Compensation Committee since September 29, 2000. From January 2000 to September 2000, Ms. Newmark served as a director of Cereus. Ms. Newmark is a private investor in the technology, Internet and telecommunications fields. From 1995 to 1997, she served as Executive Vice President of Strategic Planning at Winstar Communications, Inc. Prior to 1995, Ms. Newmark served as the general partner of Information Age Partners, L.P., a hedge fund investing primarily in technology and emerging growth companies. Before that, Ms. Newmark was a securities analyst specializing in telecommunications and technology companies.
      Dr. James A. Verbrugge, age 65, has served as a director of the Company since November 9, 2004 and a member of the Audit Committee since January 28, 2005. Dr. Verbrugge is Emeritus Professor of Finance in the Terry College of Business at the University of Georgia. From 1976 to 2001, he was the Chairman of the Department of Banking and Finance in the Terry College of Business, and he held the Chair of Banking from 1992-2002. He is a member of the Board of Directors of each of One Travel Holdings, Inc., Crown Crafts, Inc. and Tri-S Security Corporation, and also serves on the boards of one private company. Dr. Verbrugge also serves as a member of Tri-S Security Corporation’s audit committee and compensation committee.
      The biographical information for Mr. Bannerman and Mr. Odom is set forth in Item 4.5 of Part I of this Annual Report.
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
Audit Committee and Audit Committee Financial Expert
      The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Messrs. Dunaway and Garcia and Dr. Verbrugge.
      The Board has determined that the Audit Committee’s chairperson, Mr. Dunaway, is an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K. Mr. Dunaway meets the independence requirements of Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

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
Code of Ethics
      The Board has adopted a Code of Ethics and Conduct that applies to all of the Company’s employees, including the Company’s Executive Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Corporate Controller. The Company shall provide to any person without charge, upon request, a copy of the Company’s Code of Ethics and Conduct. Such requests should be directed to the Secretary of Verso Technologies, Inc. at 400 Galleria Parkway, Suite 200, Atlanta, Georgia 30339.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and all persons (“Reporting Persons”) who beneficially own more than 10% of the outstanding shares of Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Reporting Persons are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely upon a review of the copies of such forms furnished to the Company for the year ended December 31, 2005, and the information provided to the Company by Reporting Persons of the Company, no Reporting Person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis.

Item 11.	Executive Compensation
Director Compensation
      The Company reimburses directors for out-of-pocket expenses incurred in attending Board or committee meetings. In addition, non-employee directors are eligible to receive grants of stock options under the Company’s 1999 Stock Incentive Plan, as amended (the “Incentive Plan”).

Executive Compensation
      The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by each person who served as the Chief Executive Officer of the Company during the year ended December 31, 2005, as well as for other executive officers of the Company and its subsidiaries whose salary and bonus exceeded $100,000 during the year ended December 31, 2005 (the “Named Executive Officers”).
Summary Compensation Table

					Long-Term
					Compensation

		Annual Compensation			Securities
					Underlying		All Other
Name and Principal Position	Year	Salary ($)		Bonus ($)	Options (#)(1)		Compensation

Steven A. Odom	2005	405,000		—	—		—
Executive Chairman of the	2004	442,500		—	—		—
Board and former Chief	2003	435,000		—	100,000	(2)	—
Executive Officer					—
Montgomery L. Bannerman	2005	263,750		—	100,000	(3)	—
Chief Executive Officer, former	2004	25,102		—	50,000	(3)	—
President and former Senior Vice	2003	—		—	—		—
President, Strategic Initiatives
Lewis Jaffe	2005	295,416	(4)	—	—		—
Former President and former	2004	40,017	(4)	—	200,000	(5)	—
Chief Operating Officer	2003	—		—	—		—
Gary Heck	2005	—		—			—
Former President and former	2004	224,891	(6)	—	20,000	(7)	30,000	(8)
Chief Operating Officer	2003	—		—	22,000	(7)	—
James A. Logsdon	2005	270,000	(9)	—	—		—
Former President and former	2004	275,711	(9)	—	60,924	(10)	—
Chief Operating Officer	2003	261,000		—	—		—
Juliet M. Reising	2005	250,000
Executive Vice President and	2004	266,667		—	—		—
Chief Financial Officer	2003	261,000		—	47,745	(11)	—
Yves Desmet	2005	183,859		—	62,000	(12)	86,459	(13)
Senior Vice President,	2004	184,149		—	—		84,548	(13)
Worldwide Sales and former	2003	150,621		—	3,500	(12)	42,338	(13)
Director of Sales

(1)	The exercise prices of all options granted to the Named Executive Officers are equal to or greater than the fair market value of the Common Stock on the dates such options were granted. All options to purchase shares of Common Stock and the exercise prices thereof have been adjusted to reflect the Reverse Split.

(2)	The amount of 2001 bonus earned by Mr. Odom was previously reported by the Company as $225,000. Of such amount, only $168,750 was paid to Mr. Odom in cash and the remainder was paid to Mr. Odom in the form of a stock option to purchase 49,755 shares of Common Stock at an exercise price of $2.30 per share granted to Mr. Odom on January 3, 2003 and exercisable in its entirety on the date thereof. On February 12, 2003, the Company also granted to Mr. Odom an option to purchase 50,245 shares of Common Stock at an exercise price of $2.10 per share, exercisable in its entirety on the date of grant. Mr. Odom served as Chief Executive Officer of the Company from September 29, 2000 until October 1, 2005, when he began serving as the Company’s Executive Chairman of the Board. See the section of this Annual Report titled “Executive Compensation — Employment Agreements.”

(3)	The Company granted to Mr. Bannerman (i) on November 19, 2004 an option to purchase 50,000 shares of Common Stock at an exercise price of $3.45 per share, exercisable as to twenty-five percent (25%) of the underlying shares of Common Stock on November 19, 2005, November 19, 2006, November 19, 2007 and November 19, 2009, in connection with his appointment as Senior Vice President, Strategic Initiatives of the Company; and (ii) on August 1, 2005 an option to purchase 100,000 shares of Common Stock at an exercise price of $2.50 per share, exercisable as to fifty percent (50%) of the underlying shares on the date of grant and as to the remaining fifty percent (50%) on August 1, 2006, August 1, 2007, August 1, 2008 and August 1, 2009, in connection with his appointment to President and Chief Operating Officer of the Company. See the section of this Annual Report titled “Executive Compensation — Employment Agreements.”

(4)	Represents amounts paid to Mr. Jaffe pursuant to his employment agreement with the Company while serving as President and Chief Operating Officer of the Company, and amounts paid to him under the Separation Agreement he entered into with the Company on August 16, 2005 (the “Separation Agreement”) after he ceased serving as the President and Chief Operating Officer of the Company on August 1, 2005. See the section of this Annual Report titled “Certain Relationships and Related Transactions.”

(5)	The Company granted to Mr. Jaffe on November 2, 2004 (i) an option to purchase 100,000 shares of Common Stock at an exercise price of $2.65 per share; (ii) an option to purchase 50,000 shares of Common Stock at an exercise price of $3.75 per share; and (iii) an option to purchase 50,000 shares of Common Stock at an exercise price of $6.25, in connection with his appointment to President and Chief Operating Officer of the Company. Mr. Jaffe’s employment with the Company terminated on August 1, 2005 (the “Separation Date”). On August 16, 2005, the Company entered into a Separation Agreement with Mr. Jaffe. Pursuant to the Separation Agreement, the Company agreed that twenty-five percent (25%) of the shares of the Company’s common stock underlying the options granted to Mr. Jaffe vested as of the Separation Date and such vested options could be exercised at any time and from time to time until the one year anniversary of the Separation Date.

(6)	Mr. Heck served as President and Chief Operating Officer of the Company from February 23, 2004 to November 3, 2004. Salary earned during 2004 was compensation for such service.

(7)	The Company granted to Mr. Heck (i) on March 1, 2004 an option to purchase 20,000 shares of Common Stock at an exercise price of $9.10 per share, exercisable in its entirety on September 1, 2004, in connection with his appointment as President and Chief Operating Officer of the Company; (ii) on February 7, 2003, an option to purchase 20,000 shares of Common stock at an exercise price of $2.15 per share, exercisable in its entirety on February 7, 2004, in exchange for his services as a director of the Company; (iii) on January 3, 2003, an option to purchase 10,000 shares of Common Stock at an exercise price of $0.46 per share, exercisable in its entirety on the date of grant, in exchange for consulting services rendered to the Company by PacifiCom, a consulting firm in which Mr. Heck is a partner.

(8)	Represents amounts paid to PacifiCom, a consulting firm in which Mr. Heck is a partner, in connection with consulting services rendered by PacifiCom to the Company.

(9)	Represents amounts paid to Mr. Logsdon pursuant to his employment agreement with the Company while serving as the President and Chief Operating Officer of the Company, and amounts paid to him under such agreement after he ceased serving as the President and Chief Operating Officer of the Company on February 23, 2004. See the section of this Annual Report titled “Executive Compensation — Employment Agreements.”

(10)	The amount of 2001 bonus earned by Mr. Logsdon was previously reported by the Company as $85,000. Of such amount, only $63,750 was paid to Mr. Logsdon in cash and the remainder was paid to Mr. Logsdon in the form of a stock option to purchase 20,924 shares of Common Stock at an exercise price of $2.30 per share granted to Mr. Logsdon on January 3, 2003 and exercisable in its entirety on the date thereof. The Company also granted to Mr. Logsdon an option to purchase 40,000 shares of Common Stock at an exercise price of $2.10 per share, exercisable with respect to fifty percent (50%) of the underlying shares on the date of grant and all of the underlying shares as of February 12, 2004. Mr. Logsdon ceased serving as the President, Chief Operating Officer and a director of the Company effective February 23, 2004. See the section of this Annual Report titled “Executive Compensation — Employment Agreements.”

(11)	On January 3, 2003, the Company granted to Ms. Reising an option to purchase 7,745 shares of Common Stock at an exercise price of $2.30 per share, exercisable in its entirety on the date of grant. The Company granted this option to Ms. Reising in lieu of payments of cash salary and bonus earned by Ms. Reising in the years ended 2002 and 2001, respectively. On February 12, 2003, the Company also granted to Ms. Reising an option to purchase 40,000 shares of Common Stock at an exercise price of $2.10 per share, exercisable in its entirety on the date of grant. See the section of this Annual Report titled “Executive Compensation — Employment Agreements.”

(12)	The Company granted to Mr. Desmet (i) on February 11, 2003 an option to purchase 2,000 shares of Common Stock at an exercise price of $2.20 per share, exercisable as to twenty-five percent (25%) of the underlying shares of Common Stock on the date of grant and as to the remaining seventy-five percent (75%) on June 30, 2003, September 30, 2003 and December 31, 2003; (ii) on August 25, 2003 an option to purchase 1,500 shares of Common Stock at an exercise price of $16.75 per share, exercisable as to twenty-five percent (25%) of the underlying shares of Common Stock on the date of grant and as to the remaining seventy-five percent (75%) on August 25, 2004, August 25, 2005 and August 25, 2006; (iii) on January 3, 2005 an option to purchase 4,000 shares of Common Stock at an exercise price of $3.55 per share, exercisable as to twenty-five percent (25%) on January 3, 2006, January 3, 2007, January 3, 2008 and January 3, 2009; (iv) on June 17, 2005 an option to purchase 15,000 shares of Common Stock at an exercise price of $1.55 per share, exercisable as to twenty-five percent (25%) on June 17, 2006, June 17, 2007, June 17, 2008 and June 17, 2009; (v) on July 8, 2005 an option to purchase 3,000 shares of Common Stock at an exercise price of $1.45 per share, exercisable as to twenty-five percent (25%) on January 8, 2006, July 8, 2006, January 8, 2007 and July 8, 2007; and (vi) on October 14, 2005 an option to purchase 40,000 shares of Common Stock at an exercise price of $1.45 per share, exercisable as to twenty-five percent (25) on October 14, 2006, October 14, 2007, October 14, 2008 and October 14, 2009 or subject to acceleration upon meeting quarterly performance criteria as established by the Chief Executive Officer, in connection with his appointment to Senior Vice President, Worldwide Sales of the Company.

(13)	Represents amounts paid to Mr. Desmet for commissions on sales.

Option Grants in Last Fiscal Year
      The following table sets forth information with respect to options granted under Incentive Plan to the Named Executive Officers for the year ended December 31, 2005.

	Individual Grants				Potential Realizable
					Value at Assumed
	Number of	Percent of Total			Annual Rates of Stock
	Securities	Options			Price Appreciation for
	Underlying	Granted to			Option Term(1)
	Options	Employees in	Exercise Price	Expiration
Name	Granted	2005	(per share)	Date	5%	10%

Montgomery L. Bannerman(2)	100,000	10%	$2.50	8/1/2015	$157,224	$398,436
Yves Desmet(3)	4,000	*	3.55	1/3/2015	8,930	22,631
	15,000	2	1.55	6/17/2015	14,622	37,055
	3,000	*	1.45	7/8/2015	2,736	6,933
	40,000	4	1.45	10/14/2015	36,476	92,437

*	represents less than 1%

(1)	Amounts represent certain assumed rates of appreciation as set forth by the rules of the SEC. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall market conditions. The amounts reflected in this table may not necessarily be achieved. All options to purchase shares of Common Stock and the exercise prices thereof have been adjusted to reflect the Reverse Split.

(2)	On August 1, 2005, the Company granted to Mr. Bannerman an option to purchase 100,000 shares of Common Stock at an exercise price of $2.50 per share, exercisable as to fifty percent (50%) of the underlying shares on the date of grant and as to the remaining fifty percent (50%) on August 1, 2006, August 1, 2007, August 1, 2008 and August 1, 2009, in connection with his appointment to President and Chief Operating Officer of the Company.

(3)	The Company granted to Mr. Desmet: (i) on January 3, 2005 an option to purchase 4,000 shares of Common Stock at an exercise price of $3.55 per share, exercisable as to twenty-five percent (25%) on January 3, 2006, January 3, 2007, January 3, 2008 and January 3, 2009; (ii) on June 17, 2005 an option to purchase 15,000 shares of Common Stock at an exercise price of $1.55 per share, exercisable as to twenty-five percent (25%) on June 17, 2006, June 17, 2007, June 17, 2008 and June 17, 2009; (iii) on July 8, 2005 an option to purchase 3,000 shares of Common Stock at an exercise price of $1.45 per share, exercisable as to twenty-five percent (25%) on January 8, 2006, July 8, 2006, January 8, 2007 and July 8, 2007; and (iv) on October 14, 2005 an option to purchase 40,000 shares of Common Stock at an exercise price of $1.45 per share, exercisable as to twenty-five percent (25) on October 14, 2006, October 14, 2007, October 14, 2008 and October 14, 2009 or subject to acceleration upon meeting quarterly performance criteria as established by the Chief Executive Officer, in connection with his appointment to Senior Vice President, Worldwide Sales of the Company.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values
      The following table sets forth information concerning the value at December 31, 2005, of the unexercised options held by each of the Named Executive Officers. The value of unexercised options reflects the increase in market value of the Common Stock from the date of grant through December 31, 2005. No Named Executive Officer exercised any options during the year ended December 31, 2005.

	Number of Securities		Value of Unexercised In-
	Underlying Unexercised		The-Money Options at Fiscal
	Options at Fiscal Year-End(1)		Year-End(2)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Steven A. Odom(3)	700,000	0	$0	$0
Montgomery L. Bannerman	62,500	87,500	0	0
Lewis Jaffe	50,000	0	0	0
Gary Heck	107,500	0	0	0
James M. Logsdon(4)	293,925	0	0	0
Juliet M. Reising(5)	267,746	0	0	0
Yves Desmet	14,875	50,625	0	0

(1)	The number of shares of Common Stock underlying the unexercised options held by each of the Named Executive Officers at December 31, 2005 have been adjusted to reflect the Reverse Split.

(2)	Value of the Company’s unexercised, in-the-money options based on the average of the high and low price of a share of the Common Stock as of December 30, 2005, which was $1.00.

(3)	Includes options and warrants originally issued by Cereus prior to September 29, 2000, which were converted into options or warrants to acquire an aggregate of 455,000 shares of Common Stock.

(4)	Includes options and warrants originally issued by Cereus prior to September 29, 2000 which were converted into options or warrants to acquire 210,000 shares of Common Stock.

(5)	Includes options and warrants originally issued by Cereus prior to September 29, 2000, which were converted into options or warrants to acquire an aggregate of 122,500 shares of Common Stock.

Employment Agreements
      On September 29, 2000, the Company entered into an Executive Employment Agreement with Mr. Odom, pursuant to which Mr. Odom has agreed to serve as the Chief Executive Officer of the Company for a term of three years (the “Original Odom Employment Agreement”). The agreement provides for: (i) a term which will be automatically renewed for an additional one-year term unless either party gives notice to the other of its intention not to so renew at least 90 days prior to the termination of the then-current term; (ii) the payment of a specified base salary and an annual bonus in the discretion of the Board; (iii) a prohibition against Mr. Odom’s disclosure of confidential information for a period of two years following termination; and (iv) continuation of Mr. Odom’s salary and the benefits for the 24 months following his termination by the Company without cause or by him for “good reason.” Effective January 16, 2001, Mr. Odom’s base salary under the agreement was increased to $450,000. Effective November 1, 2002, Mr. Odom’s base salary under the agreement was reduced to $405,000 until May 1, 2003, when his base salary under the agreement returned to $450,000. Effective November 1, 2004, Mr. Odom agreed voluntarily to reduce his base salary to $405,000 per year. On October 24, 2005, the Company entered into an Amended and Restated Executive Employment Agreement with Mr. Odom effective as of October 1, 2005 (the “Amended Odom Employment Agreement”), which amended and restated the Original Odom Employment Agreement. The Amended Odom Employment Agreement provides that (i) Mr. Odom shall no longer serve as the Company’s Chief Executive Officer for a stated term with automatic renewals thereof but shall serve as the Company’s Executive Chairman of the Company’s Board until the termination of Mr. Odom’s employment with the Company pursuant to the terms of the Amended Odom Agreement; (ii) in addition to the termination provisions already provided in the Original Odom Employment Agreement, Mr. Odom’s employment with the Company shall terminate immediately if Mr. Odom is not re-elected to serve as a member of the Board; (iii) Mr. Odom is entitled to receive his base salary and benefits for a period of two years after such termination; (iv) if Mr. Odom’s employment under the Amended Odom Employment Agreement is terminated for any reason pursuant to the terms thereof, then Mr. Odom is entitled to receive, in addition to any other amounts provided in the Original Odom Employment Agreement, a pro rata portion of the annual bonus (if any) which Mr. Odom otherwise would have received for the calendar year in which such termination occurs; (v) Mr. Odom’s base salary is no longer required to be increased annually by a percentage at least equal to the percentage increase in the consumer price index for the prior year; and (vi) termination for cause requires a determination of all of the non-employee members of the Board instead of two-thirds of the members of the Board. Other than the foregoing modifications to the Original Odom Employment Agreement affected by the Amended Odom Employment Agreement, the material terms of Mr. Odom’s employment with the Company remain unchanged.
      In connection with Mr. Bannerman’s appointment as the Company’s President and Chief Operating Officer, effective as of August 1, 2005, and its Chief Executive Officer effective as of October 1, 2005, on October 24, 2005, the Company entered into an Executive Employment Agreement, with Mr. Bannerman pursuant to which he has agreed to serve as the Chief Executive Officer of the Company until the termination of his employment pursuant thereto. Mr. Bannerman’s Executive Employment Agreement provides for: (i) the payment to Mr. Bannerman of a specified base salary, which is $325,000 per year as of October 1, 2005, and an annual bonus in the discretion of the Board; (ii) a prohibition against Mr. Bannerman’s (a) disclosure of confidential information during the term of the agreement and for the two-year period immediately following any termination of Mr. Bannerman’s employment with the Company, (b) disparagement of the Company, its affiliates and business during the term of the agreement and during the one-year period immediately following any termination of Mr. Bannerman’s employment with the Company, (c) participation in a competitive business during the term of the agreement and, if Mr. Bannerman’s employment with the Company is terminated other than by the Company without “cause” or by Mr. Bannerman for “good reason” within the one-year period immediately following a change of control of the Company, during the one-year period immediately following such termination, and (d) solicitation of the Company’s employees, interference with the Company’s customers and interference with the control of the Company during the one-year period immediately following the termination of Mr. Bannerman’s employment with the Company, if such employment is terminated other than by the Company without cause or by Mr. Bannerman for good reason within the one-year period immediately following a change of control of the

Company; (iii) continuation of Mr. Bannerman’s base salary and benefits for (a) 24 months immediately following the termination of Mr. Bannerman’s employment with the Company if terminated by Mr. Bannerman for “good reason” within the one-year period immediately following a change of control of the Company or if terminated by the Company without “cause” after a change of control of the Company; and (b) 12 months immediately following the termination of Mr. Bannerman’s employment with the Company if terminated by the Company without cause prior to a change of control of the Company; and (iv) the availability to Mr. Bannerman of all benefits and conditions of employment provided by the Company to its executive officers. In addition, pursuant to Mr. Bannerman’s Executive Employment Agreement, on March 15, 2006, the Company granted to Mr. Bannerman under the Incentive Plan, a ten-year, non-qualified stock option to purchase 50,000 shares of the Company’s common stock, par value $0.01 per share, at an exercise price equal to the higher of $6.25 per share or the Fair Market Value (as defined in the Incentive Plan) of the Common Stock on such date. This option shall vest and first become exercisable with respect to 12,500 shares of the underlying Common Stock on each of August 1, 2006, August 1, 2007, August 1, 2008 and August 1, 2009. In connection with Mr. Bannerman’s promotions to the offices described above, on August 1, 2005, the Company issued to Mr. Bannerman pursuant to the Incentive Plan a ten-year, non-qualified stock option to purchase 100,000 shares of Common Stock, at an exercise price of $2.50 per share, exercisable with respect to 50,000 of the underlying shares as of August 1, 2005 and, with respect to the remaining 50,000 shares, over a four-year period.
      On September 29, 2000, the Company entered into an Executive Employment Agreement with Ms. Reising (the “Original Reising Employment Agreement”), pursuant to which Ms. Reising has agreed to serve as the Executive Vice President and Chief Financial Officer of the Company for a term of three years for a base salary at an annual rate per year of $175,000 through and including March 23, 2001, and at an annual rate per year of $200,000 thereafter. The agreement provides for: (i) a term which will be automatically renewed for an additional one-year term unless either party gives notice to the other of its intention not to so renew at least 90 days prior to the termination of the then-current term; (ii) the payment of a specified base salary and an annual bonus in the discretion of the Board; (iii) a prohibition against Ms. Reising’s disclosure of confidential information for a period of two years following termination; and (iv) continuation of Ms. Reising’s salary and the benefits for the 24 months following her termination by the Company without cause or by her for “good reason.” Effective January 1, 2001, and March 1, 2002, Ms. Reising’s base salary under the agreement was increased to $225,000 and $270,000, respectively. Effective November 1, 2002, Ms. Reising’s base salary under the agreement was reduced to $243,000 until May 1, 2003, when her base salary under the agreement returned to $270,000. Effective November 1, 2004, Ms. Reising agreed voluntarily to reduce her base salary to $250,000 per year. On October 24, 2005, the Company entered into an Amended and Restated Executive Employment Agreement with Ms. Reising effective as of October 1, 2005 (the “Amended Reising Employment Agreement”). The Amended Reising Employment Agreement amends the Original Reising Employment Agreement (i) to eliminate the stated term and automatic renewals thereof and to provide that Ms. Reising shall continue to serve as the Company’s Chief Financial Officer, Executive Vice President and Secretary until the termination of Ms. Reising’s employment with the Company pursuant to the terms of the Amended Reising Employment Agreement; and (ii) to provide that Ms. Reising’s base salary is no longer required to be increased annually by a percentage at least equal to the percentage increase in the consumer price index for the prior year. Other than the foregoing modifications to the Original Reising Employment Agreement effected by the Amended Reising Employment Agreement, the material terms of Ms. Reising’s employment with the Company remain unchanged.
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
      From November 3, 2004 through August 1, 2005, Mr. Jaffe served as the Company’s President and Chief Operating Officer. The Company and Mr. Jaffe did not enter into a written employment agreement with respect to such service, but the Company and Mr. Jaffe entered into a Separation Agreement in connection with the cessation of such services. See the section of this Annual Report titled “Certain Relationships and Related Transactions” for a discussion of Mr. Jaffe’s employment and separation arrangements with the Company.
Compensation Committee Interlocks and Insider Participation
      From January 1, 2005 through December 31, 2005, the Compensation Committee of the Board was comprised of non-employee directors Ms. Newmark and Mr. Garcia.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
      The following table sets forth information regarding equity compensation plans under which the Common Stock is authorized for issuance as of December 31, 2005.

	Number of Securities to be		Weighted Average		Number of Securities
	Issued Upon Exercise of		Exercise Price of		Remaining Available
	Outstanding		Outstanding		for Future Issuance
	Options, Warrants		Options, Warrants		Under Equity
Plan Category	and Rights		and Rights		Compensation Plans

Equity compensation plans approved by security holders:(1)	2,634,411		$6.02		366,660
Equity compensation plans not approved by security holders:	474,067	(2)(3)	$6.33	(2)(3)	—

Total	3,108,478		$6.07		366,660

(1)	Represents options granted pursuant to the Incentive Plan.

(2)	Does not include (i) options to purchase 151,453 shares of Common Stock with a weighted average exercise price of $7.80 per share, which were originally granted as options to purchase shares of Telemate.Net’s common stock pursuant to the Telemate Stock Incentive Plan and the Telemate.Net Software, Inc. 1999 Stock Incentive Plan and which were assumed by the Company in connection with the Company’s acquisition of Telemate.Net; and (ii) options and warrants to purchase 1,016,048 shares of Common Stock with a weighted average exercise price of $12.60 per share, which were originally granted as options and warrants to purchase shares of Cereus’ common stock pursuant to the Cereus’ Outside Director Warrant Plan, Directors’ Warrant Plan and 1997 Stock Option Plan and which were assumed by the Company in connection with the Company’s acquisition of Cereus. The Company has not made, and will not make, any grants under the stock option or warrant plans of Telemate.Net or Cereus.

(3)	Includes options and warrants to purchase Common Stock granted under plans not approved by the Company’s shareholders. The material features of such plans are set forth below.

(a) On March 16, 2005, the Company issued warrants to purchase an aggregate of 302,400 shares of Common Stock to two placement agents and 16 employees of the placement agents as compensation for placement agent services rendered to the Company by such agents. The warrants are exercisable over a four-year period commencing on February 4, 2006 at an initial exercise price of $3.60 per share.

(b) On November 3, 2004, the Company issued to Mr. Jaffe in connection with his appointment as President and Chief Operating Officer of the Company a ten-year option to purchase 100,000 shares of the Common Stock at an exercise price of $2.65 per share; (ii) a ten-year option to purchase 50,000 shares of Common Stock at an exercise price of $3.75 per share; and (iii) a ten-year option to purchase 50,000 shares of Common Stock at an exercise price of $6.25 per share. Each option was to vest with respect to twenty-five percent (25%) of the underlying shares on each of November 3, 2005, November 3, 2006, November 3, 2007 and November 3, 2008. Pursuant to the Separation Agreement, the Company agreed that twenty-five percent (25%) of the shares of the Company’s common stock underlying the options granted to Mr. Jaffe vested as of the Separation Date and such vested options could be exercised at any time and from time to time until the one year anniversary of the Separation Date.

(c) On November 19, 2004, the Company issued to Mr. Bannerman in connection with his appointment as Senior Vice President, Strategic Initiatives of the Company a ten-year option to purchase 50,000 shares of Common Stock at an exercise price of $3.45 per share exercisable with respect to twenty-five percent (25%) of the underling shares on each of November 19, 2005, November 19, 2006, November 19, 2007 and November 19, 2008.

(d) On January 30, 2001, the Company issued a warrant to purchase 16,666 shares of Common Stock at an exercise price of $7.50 per share to PNC Bank, National Association, a former lender to the Company (“PNC”), in consideration of PNC consenting to certain transactions engaged in by the Company. The warrant expired on January 30, 2006.

(e) On October 16, 2001, the Company issued a warrant to purchase 5,000 shares of Common Stock to PNC in consideration of PNC consenting to certain transactions engaged in by the Company. The warrant is exercisable until October 16, 2006, at an exercise price of $0.05 per share.

(f) On October 31, 1996, the Company issued warrants to purchase an aggregate of 30,000 shares of Common Stock to three individuals as compensation for consulting services rendered by such individuals to the Company. The warrants are exercisable until October 30, 2006, at an exercise price of $30.00 per share.

(g) On September 19, 1997, the Company issued warrants to purchase an aggregate of 20,000 shares of Common Stock to two individuals as compensation for consulting services rendered by such individuals to the Company. The warrants are exercisable until October 30, 2006, at an exercise price of $26.25 per share.

Beneficial Ownership
      The following table sets forth information regarding the beneficial ownership of Common Stock as of March 23, 2006, by (i) each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director; (iii) each Named Executive Officer; and (iv) all executive officers and directors of the Company as a group. All beneficial ownership information reported below is based upon publicly available information and certain additional information known to the Company.

	Common Stock Beneficially
	Owned(1)

	Number of
	Shares of	Percentage
Name of Beneficial Owner	Common Stock	of Class(2)

Prescott Group Capital Management, L.L.C.(3)	2,177,783	6.62%
Steven A. Odom‡ †(4)	767,020	2.28
Juliet M. Reising‡(5)	316,362	*
James M. Logsdon(6)	302,408	*
Amy L. Newmark†(7)	146,500	*
Gary H. Heck †(8)	114,875	*
Paul R. Garcia†(9)	114,400	*
Montgomery L. Bannerman‡ †(10)	90,000	*
James A. Verbrugge†(11)	40,000	*
James R. Kanely†	15,000	*
Yves Desmet‡(12)	14,875	*
Mark H. Dunaway†	0	*
Lewis Jaffe(13)	55,700	*
All executive officers and directors as a group (10 persons)(14)	1,806,565	5.24

†	Director of the Company

‡	Officer of the Company

*	Less than 1% of the issued and outstanding shares of the Common Stock.

(1)	Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of March 23, 2006, are treated as outstanding only when determining the amount and percentage owned by such individual or group.

(2)	In accordance with regulations of the SEC, the percentage calculations are based on 32,910,078 shares of Common Stock issued and outstanding as of March 23, 2006, plus shares of Common Stock which may be acquired within 60 days of March 23, 2006, by each individual or group listed.

(3)	On January 30, 2006, a Schedule 13G was filed with the SEC by Prescott Group Capital Management, L.L.C. (“Prescott”) reporting that Prescott is the beneficial owner of 1,408,552 shares of Common Stock. In addition, Prescott purchased 769,231 units from the Company in the private placement closed by the Company on February 17, 2006. Each unit consists of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $1.56 per share exercisable for a period of five years beginning six months after the close of the private placement. The figure in this table includes the shares of Common stock purchased by Prescott in the private placement, but not the shares exercisable under the warrants.

(4)	Includes (i) 260 shares of Common Stock held by Mr. Odom’s wife as to which Mr. Odom may be deemed to share voting and investment power; (ii) 2,920 shares of Common Stock held by Mr. Odom’s son as to which Mr. Odom may be deemed to share voting and investment power; and

(iii) 700,000 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of March 23, 2006.

(5)	Includes (i) 28,616 shares of Common Stock held in an account owned by Ms. Reising’s husband as to which Ms. Reising may be deemed to share voting and investment power; and (ii) 267,746 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of March 23, 2006.

(6)	Includes 293,925 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of March 23, 2006.

(7)	Includes 107,500 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of March 23, 2006.

(8)	Includes 107,500 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of March 23, 2006.

(9)	Includes 92,400 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of March 23, 2006.

(10)	Includes 62,500 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 23, 2006.

(11)	Includes 40,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 23, 2006.

(12)	Includes 14,875 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 23, 2006.

(13)	Includes 50,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 23, 2006.

(14)	Includes 1,578,946 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of March 23, 2006.

Item 13.	Certain Relationships and Related Transactions
      Descriptions of the employment agreements between the Company and each of Messrs. Odom, Bannerman and Logsdon and Ms. Reising are set forth in Item 11 of this Annual Report “Executive Compensation — Employment Agreements.”
      In exchange for serving as the Company’s President and Chief Operating Officer, the Company paid Mr. Jaffe a base salary at a rate of $250,000 per year through December 31, 2004 and at a rate of $300,000 per year from January 1, 2004, through August 1, 2005, when he ceased serving as the Company’s President and Chief Operating Officer. On August 16, 2005, the Company entered into the Separation Agreement with Mr. Jaffe, pursuant to which the Company agreed (i) to pay to Mr. Jaffe from the Separation Date through the one-year anniversary thereof (the “Continuation Period”) his base salary at the rate of $300,000 per year in accordance with the Company’s standard payroll practices, subject to all withholdings required pursuant to any applicable local, state or Federal law and his compliance with the restrictive covenants set forth in the Separation Agreement; and (ii) to provide Mr. Jaffe during the Continuation Period with the health insurance benefits provided to him immediately prior to the Separation Date. Pursuant to the Separation Agreement the Company also agreed that twenty-five percent (25%) of the shares of the Company’s common stock underlying the options granted to Mr. Jaffe vested as of the Separation Date and such vested options could be exercised at any time and from time to time until the one year anniversary of the Separation Date.
      There are no material relationships between the Company and its directors or executive officers except as previously discussed herein. In the ordinary course of business and from time to time, the Company and its affiliates and subsidiaries may do business with each other.

Item 14.	Principal Accountant Fees and Services
Audit Fees
      Grant Thornton LLP billed $460,100 and $382,600 for fiscal years 2005 and 2004, respectively. for professional services rendered by such firms for the audit of the Company’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by such firms in connection with statutory and regulatory filings or engagements.
Audit-Related Fees
      Grant Thornton LLP billed for no audit-related services for fiscal years 2005 and 2004, respectively.
Tax Fees
      Grant Thornton LLP billed for no professional services for tax compliance, tax advice and tax planning.
All Other Fees
      Grant Thornton LLP did not bill for, nor rendered professional services to the Company during, fiscal years 2005 or 2004 for any services that are not included in the above classifications.
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

Item 15.	Exhibits and Financial Statement Schedules
      Lists of certain documents filed herewith as part of this Annual Report may be found as follows:

(i) A list of the consolidated financial statements required to be filed as a part of this Annual Report is shown in the “Index to Consolidated Financial Statements” on page F-1.

(ii) Except for Financial Statement Schedule II, “Valuation and Qualifying Accounts,” which is filed herewith, the financial statement schedules required to be filed as a part of this Annual Report are omitted from this Annual Report because the information required by such schedules is either not applicable or is included in the consolidated financial statements and notes thereto, which statements and notes are listed on the “Index to Consolidated Financial Statements” on page F-1 and filed herewith.

(iii) A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Annual Report is shown on the “Exhibit Index” filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND RELATED REPORTS
      The following consolidated financial statements, financial statement schedule and reports of independent registered public accounting firm are included herein on the pages indicated:

Report of Independent Registered Public Accounting Firm
The Board of Directors
Verso Technologies, Inc.
      We have audited the accompanying consolidated balance sheets of Verso Technologies, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verso Technologies, Inc. as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.
      Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II for the years ended December 31, 2005 and 2004, is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton LLP
Atlanta, Georgia
March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Verso Technologies, Inc.:
      We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of Verso Technologies, Inc. and subsidiaries (“the Company”) for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Verso Technologies, Inc. and subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Atlanta, Georgia
February 27, 2004,
Except as to note 5,
which is as of March 16, 2005

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004

	(In thousands,
	except share data)
ASSETS:
Current assets:
Cash and cash equivalents	$1,079	$4,234
Restricted cash	1,656	—
Accounts receivable, net of allowance for doubtful accounts of $742 and $255, respectively	7,336	3,961
Inventories	4,259	5,362
Other current assets	1,954	1,451
Current portion of note receivable	655	—
Current portion of assets held for sale	—	8,995

Total current assets	16,939	24,003
Property and equipment, net of accumulated depreciation and amortization of $6,785 and $7,047, respectively	2,305	3,879
Investment	745	729
Note receivable, net of current portion	2,736	—
Other intangibles, net of accumulated amortization of $1,729 and $921, respectively	2,859	2,304
Goodwill	2,514	2,514

Total assets	$28,098	$33,429

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$1,269	$—
Accounts payable	2,309	2,095
Accrued compensation	1,111	1,356
Accrued expenses	2,231	1,973
Current portion of accrued loss on sublease	543	—
Current portion of liabilities of discontinued operations	1,921	1,568
Liabilities held for sale	—	1,985
Current portion of convertible debentures	3,262	4,254
Unearned revenue and customer deposits	2,391	3,157

Total current liabilities	15,037	16,388
Accrued loss on sublease, net of current portion	1,150	—
Liabilities of discontinued operations, net of current portion	610	1,461
Other long-term liabilities	50	229
Notes payable	2,785	2,711
Convertible debentures, net of current portion	5,627	—

Total liabilities	25,259	20,789

Commitments and contingencies (Notes 6, 7, 10, 14, 16 and 17)
Shareholders’ equity:
Preferred stock,no par value, 200,000 shares authorized; 156,000 shares issued and none outstanding	—	—
Common stock, $.01 par value, authorized shares of 60,000,000 and 40,000,000; 27,310,524 and 26,648,641 shares issued and outstanding	273	266
Additional paid-in capital	334,650	324,037
Stock payable	67	128
Accumulated deficit	(331,991)	(311,931)
Deferred compensation	—	(7)
Accumulated other comprehensive income (loss) — foreign currency translation	(160)	147

Total shareholders’ equity	2,839	12,640

Total liabilities and shareholders’ equity	$28,098	$33,429

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2005	2004	2003

	(In thousands, except share data)
Revenue:
Products	$18,272	$15,527	$19,330
Services	14,601	16,736	18,809

Total revenue	32,873	32,263	38,139
Cost of revenue:
Products:
Product costs	8,245	6,844	7,887
Amortization of intangibles	568	274	167

Total cost of product	8,813	7,118	8,054
Services	9,202	10,026	8,914

Total cost of revenue	18,015	17,144	16,968
Gross profit:
Products	9,459	8,409	11,276
Services	5,399	6,710	9,895

Total gross profit	14,858	15,119	21,171
Operating expenses:
General and administrative	10,220	12,392	9,627
Sales and marketing	8,046	9,428	6,670
Research and development	6,832	6,963	4,844
Depreciation and amortization	2,263	2,518	2,168
Amortization of deferred stock compensation, relating to general and administrative	7	435	780
Reorganization costs	464	1,414	159
Reorganization costs — loss on sublease	2,550	—	—

Total operating expenses	30,382	33,150	24,248

Operating loss from continuing operations	(15,524)	(18,031)	(3,077)

Other (expense) income, net:
Other (expense) income	(58)	259	314
Equity in income of investment	17	56	73
Interest expense, net, including $2,940, $517 and $561 of amortization of loan fees and discount on convertible debentures in each period, respectively	(3,929)	(1,054)	(1,525)

Other (expense) income, net	(3,970)	(739)	(1,138)

Loss from continuing operations before income taxes	(19,494)	(18,770)	(4,215)
Income taxes	—	—	—

Loss from continuing operations	(19,494)	(18,770)	(4,215)

Discontinued operations:
Loss from discontinued operations	(566)	(5,229)	(14,072)
Loss on disposal of discontinued operations	—	(14,788)	—

Total loss from discontinued operations	(566)	(20,017)	(14,072)

Net loss	$(20,060)	$(38,787)	$(18,287)

Net loss per common share — basic and diluted:
Loss from continuing operations	$(0.72)	$(0.71)	$(0.21)
Loss from discontinued operations	(0.02)	(0.20)	(0.71)
Loss on disposal of discontinued operations	—	(0.56)	—

Net loss per common share — basic and diluted	$(0.74)	$(1.47)	$(0.92)

Weighted average shares outstanding — basic and diluted	26,964,227	26,304,773	19,826,958

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

					Notes
	Common Stock		Additional		Receivable			Foreign
			Paid-in	Stock	from	Accumulated	Deferred	Currency
	Shares	Amount	Capital	Payable	Shareholders	Deficit	Compensation	Translation	Total

	In thousands, except share data)
BALANCES,
December 31, 2002	17,815,568	$178	$275,753	$—	$(1,623)	$(254,857)	$(1,797)	$(20)	$17,634
Comprehensive loss:
Net loss	—	—	—	—	—	(18,287)	—	—	(18,287)
Foreign currency translation adjustment	—	—	—	—	—	—	—	118	118

Comprehensive loss									(18,169)
Amortization of deferred compensation	—	—	—	—	—	—	780	—	780
Exercise of stock options and warrants	2,941,738	29	6,557	—	—	—	—	—	6,586
Reduction of deferred compensation due to forfeitures	—	—	(5)	—	—	—	5	—	—
Issuance of common stock in MCK Communications, Inc. acquisition	3,655,685	37	24,093						24,130
Acceleration of compensatory options in reorganization	—	—	219	—	45	—	—	—	264
Shares issued in employee stock purchase plan	33,232	—	168	—	—	—	—	—	168
Shares issued in litigation settlement	110,000	1	263	—	—	—	—	—	264
Warrants issued in connection with credit facility	—	—	119	—	—	—	—	—	119
Stock payable for consulting services				130					130
Accrued interest on notes receivable from shareholders	—	—	—	—	(84)	—	—	—	(84)
Payment received on notes receivable from shareholders	—	—	109	—	1,662	—	—	—	1,771

BALANCES,
December 31, 2003	24,556,223	$245	$307,276	$130	$—	$(273,144)	$(1,012)	$98	$33,593
Comprehensive loss:
Net loss	—	—	—	—	—	(38,787)	—	—	(38,787)
Foreign currency translation adjustment	—	—	—	—	—	—	—	49	49

Comprehensive loss									(38,738)
Amortization of deferred compensation	—	—	—	—	—	—	435	—	435
Exercise of stock options and warrants	80,942	1	12	—	—	—	—	—	13
Reduction of deferred compensation due to reorganization	—	—	—	—	—	—	570	—	570
Shares issued in employee stock purchase plan	35,468	—	162	—	—	—	—	—	162
Shares issued in exchange for services	9,988	—	133	(133)	—	—	—	—	—
Issuance of shares and warrants in private placement, net of associated fees	1,966,020	20	16,454	—	—	—	—	—	16,474
Stock payable for consulting services				131					131

BALANCES,
December 31, 2004	26,648,641	$266	$324,037	$128	$—	$(311,931)	$(7)	$147	$12,640
Comprehensive loss:
Net loss	—	—	—	—	—	(20,060)	—	—	(20,060)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(307)	(307)

Comprehensive loss									(20,367)
Amortization of deferred compensation	—	—	—	—	—	—	7	—	7
Exercise of stock options and warrants	25,160	—	21	—	—	—	—	—	21
Issuance of shares in WSECI acquisition	467,099	5	722	—	—	—	—	—	727
Warrants issued in conjunction with convertible debentures	—	—	5,084	—	—	—	—	—	5,084
Beneficial conversion on convertible debentures	—	—	3,590	—	—	—	—	—	3,590
Warrants issued in conjunction with
convertible debenture restructuring	—	—	877	—	—	—	—	—	877
Shares issued in employee stock purchase plan	50,103	1	43	—	—	—	—	—	44
Shares issued in exchange for services	119,521	1	276	(133)	—	—	—	—	144
Stock payable for consulting services				72					72

BALANCES,
December 31, 2005	27,310,524	$273	$334,650	$67	$—	$(331,991)	$—	$(160)	$2,839

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2005	2004	2003

	(In thousands, except share data)
Operating Activities:
Continuing operations:
Net loss from continuing operations	$(19,494)	$(18,770)	$(4,215)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Equity in income of investment	(16)	(56)	(73)
Depreciation and amortization	2,839	3,227	3,115
Provision for doubtful accounts	463	494	86
Amortization of loan fees and discount on convertible subordinated debentures	2,940	517	561
Reorganization costs — loss on sublease	2,550	—	—
Reorganization costs — stock related	—	570	—
Other	(29)	119	(73)
Changes in current operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,745)	511	(1,036)
Inventories	1,103	(1,212)	1,315
Other current assets	39	(940)	192
Accounts payable	214	(735)	938
Accrued compensation	(245)	535	402
Accrued expenses	(792)	(445)	(2,332)
Unearned revenue and customer deposits	(766)	(651)	(528)

Net cash used in continuing operating activities	(14,939)	(16,836)	(1,648)

Discontinued operations:
Loss from discontinued operations	(566)	(20,017)	(14,072)
Estimated loss on disposal of discontinued operations	—	14,788	—
Adjustment to reconcile loss from discontinued operations to net cash (used in) provided by discontinued operating activities	(1,042)	6,638	14,262

Net cash (used in) provided by discontinued operating activities	(1,608)	1,409	190

Net cash used in operating activities	(16,547)	(15,427)	(1,458)

Investing Activities:
Continuing operations:
Net cash provided by (used in) investing activities for continuing operations — Purchases of property and equipment	(820)	(2,021)	(801)
(Increase) decrease in restricted cash	(1,656)	2,290	88
Purchase of WSECI	(273)	—	—
Acquisition of certain assets of Clarent Corporation, net of cash acquired	—	—	(906)

Net cash (used in) provided by investing activities for continuing operations	(2,749)	269	(1,619)

Discontinued operations:
Proceeds from notes receivable	300	—	—
Proceeds from sale of discontinued operations	4,015	—	—
Purchased software development	—	—	(533)
Purchases of property and equipment	—	(321)	(680)
Acquisition of MCK Communications, Inc., net of cash acquired	—	(4,263)	9,345

Net cash provided by (used in) investing activities for discontinued operations	4,315	(4,584)	8,132

Net cash provided by (used in) investing activities	1,566	(4,315)	6,513

Net cash (used in) provided by operating and investing activities, carried forward	(14,981)	(19,742)	5,055

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Years Ended December 31,

	2005	2004	2003

	(In thousands, except share data)
Net cash (used in) provided by operating and investing activities, carried forward	(14,981)	(19,742)	5,055

Financing Activities:
Net borrowings (payments) on line of credit	1,269	—	(800)
Payments of notes payable	—	(350)	(6,450)
Payments of convertible debentures	(2,250)	—	—
Proceeds from convertible debentures, net	12,757	—	—
Proceeds from private placement, net	—	16,474	—
Proceeds from issuances of common stock in connection with the exercise of options and warrants, net	65	175	6,754
Proceeds from repayments of notes receivable by shareholders	—	—	1,771

Net cash provided by financing activities	11,841	16,299	1,275

Effect of exchange rate changes on cash	(15)	23	30

(Decrease) increase in cash and cash equivalents	(3,155)	(3,420)	6,360
Cash and cash equivalents at beginning of year	4,234	7,654	1,294

Cash and cash equivalents at end of year	$1,079	$4,234	$7,654

Supplemental disclosure of cash flow information:
Cash payments during the years for:
Interest	$835	$387	$814

Income taxes	$(14)	$67	$16

Non-cash investing and financing activities
Common stock consideration for acquisitions:
WSECI — issuance of 467,099 shares of common stock	$727	$—	$—
MCK Communications, Inc. — issuance of 3,655,685 shares of common stock	—	—	24,130
Issuance of note receivable in disposition of MCK	3,500	—	—
Common stock and compensatory options issued in reorganization	—	570	264
Issuance of common stock in arbitration settlement	—	—	264
Issuance of warrants in conjunction with convertible debentures	8,113	—	—
Issuance of warrants in subordinated debenture restructuring	877	—	—
Issuance of common stock and warrants in exchange for services	838	133	119
Assets acquired and liabilities assumed in conjunction with business acquisitions:
Fair value of assets acquired, excluding cash and restricted cash	1,509	—	20,695
Liabilities assumed	—	—	8,931
Notes payable for acquisition of certain assets of Clarent Corporation	$—	$—	$9,339

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation
      Verso Technologies, Inc. and subsidiaries (the “Company”) is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s continuing operations include two separate business segments (i) the Packet-based Technologies Group, which includes the Company’s softswitch division, I-Master division, NetPerformer division and Telemate.Net Software, Inc. (“Telemate.Net”) the Company’s subsidiary; and (ii) the Advanced Applications Services Group, which includes the Company’s technical applications support group. The Packet-based Technologies Group includes international and domestic sales of hardware and software, integration, applications and technical training and support. The Packet-based Technologies Group offers hardware and software for companies seeking to build private, packet-based voice and data networks. Additionally, the Packet-based Technologies Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices. The Advanced Applications Services Group includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Packet-based Technologies Group.
      In January 2005, the Company sold substantially all of the operating assets of its NACT Telecommunications, Inc., now known as Provo Pre-Paid (Delaware) Corp. (“NACT”) and MCK Communications, Inc., now known as Needham (Delaware) Corp. (“MCK”) businesses to better focus the Company’s capital and management resources on areas which the Company believes have greater potential given its strategy to focus on next-generation network and solutions to improve cash utilization. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company acquired the I-Master platform from WSECI, Inc., a Delaware corporation formerly known as Jacksonville Technology Associates, Inc. (“WSECI”), in March 2005 after forming a strategic partnership with WSECI in the latter half of 2004. The Company believes that this platform permits it to offer a better solution. Further the Company disposed of its MCK business because the Company intends to focus on next-generation solutions for service providers and that the products of MCK business did not fit that profile. The operations of NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements.
      On October 11, 2005, the Company effected a 1-for-5 reverse stock split of the Company’s outstanding common stock, pursuant to which every five (5) shares of the Company’s common stock outstanding on such date were converted into one (1) share of the Company’s common stock (the “Reverse Split”). This Reverse Split has been reflected retroactively throughout the Company’s Form 10-K.
      The consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, Telemate.Net Software, Inc.; Clarent Canada Ltd., now known as Verso Technologies Canada Inc. (“Verso Canada”), MCK and NACT are reflected in discontinued operations. These subsidiaries were acquired and were all accounted for as purchases (see Note 3).
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

Cash Equivalents
      The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2005 and 2004 of approximately $642,000 and $4.1 million, respectively, consist primarily of money market investments, which are recorded at cost, which approximates market.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies and Practices — (Continued)
      The Company had $1.7 million of restricted cash as December 31, 2005 and no restricted cash at December 31, 2004. At December 31, 2005, the restricted cash is equal to the aggregate amount of interest scheduled to accrue through the two year anniversary date of the senior unsecured convertible debentures.

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

Credit, Customer and Vendor Concentrations
      The Company’s accounts receivable potentially subjects the Company to credit risk. While the Company has purchase-money-security-interests in its equipment sold on credit terms and generally prepares and files UCC financing statements with respect thereto, the Company does not seek to perfect or claim a security interest in international or small dollar value equipment sales and services. As of December 31, 2005, the Company’s Packet-based Technologies Group had two customers that accounted for 13% and 10%, respectively, of the Company’s gross accounts receivable. During the year ended December 31, 2005, none of the Company’s customers accounted for greater than 10% of the Company’s revenue.
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
      Inventories as of December 31, 2005 and 2004 are comprised of the following (in thousands):

	December 31,

	2005	2004

Raw materials	$3,026	$3,315
Work in process	5	9
Finished goods	1,228	2,038

Total inventories	$4,259	$5,362

      The inventory amounts noted are net of allowance of $1.2 million and $2.7 million for the years ended December 31, 2005 and 2004, respectively.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies and Practices — (Continued)

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
      Property and equipment are summarized as follows (in thousands):

	2005	2004

Computers and equipment	$5,511	$5,546
Purchased software	1,844	2,229
Furniture and fixtures	386	695
Leasehold improvements	1,349	2,456

	9,090	10,926
Less accumulated depreciation and amortization	(6,785)	(7,047)

Net property and equipment	$2,305	$3,879

      Purchased software represents the cost of purchased integration software tools and the cost of internal use software acquired in connection with business combinations. It also includes the cost of licenses to use, embed and sell software tools developed by others. These costs are being amortized ratably based on the projected revenue associated with these purchased or licensed tools and products or based on the straight-line method over three years, whichever method results in a higher level of annual amortization. Amortization expense related to purchased software amounted to approximately $412,000, $404,000 and $456,000 in 2005, 2004 and 2003, respectively. Accumulated amortization related to purchased software totaled approximately $1.4 million and $1.5 million at December 31, 2005 and 2004, respectively.

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

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies and Practices — (Continued)
      Goodwill and other intangible assets consist of the following (in thousands):

		December 31,
	Amortization
	Period in Months	2005	2004

Intangibles subject to amortization:
Current technology	36 months	$2,185	$821
Customer relationship	120 months	2,403	2,403

Weighted average months	99 months	4,588	3,224

Accumulated amortization:
Current technology		(1,008)	(440)
Customer relationship		(721)	(480)

Net intangibles subject to amortization		2,859	2,304
Goodwill		2,514	2,514

Total goodwill and other intangibles		$5,373	$4,818

      There has been no change in the Company’s goodwill during the years ended December 31, 2004 and 2005.
      Estimated annual amortization expense is as follows (in thousands):

Annual
Amortization

2006	$823
2007	716
2008	359
2009	240
2010	240
Thereafter	481

$2,859

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
      Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The annual impairment test was conducted as of December 31, 2005 and no impairment was indicated.

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
      Warranty liability activity for the year ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003

Balance beginning of year	$282	$265	$—
Warranty liability from acquisitions			281
Provision for warranty costs	199	168	186
Warranty expenditures	(213)	(151)	(202)

Balance end of year	$268	$282	$265

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
      At December 31, 2005 and 2004, the carrying amounts of all financial instruments approximate their fair values.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies and Practices — (Continued)

Stock-Based Compensation Plan
      The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and related interpretations. As such, compensation expense to be recognized over the related vesting period is generally determined on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allowed entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma income (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123 through December 31, 2005.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS No. 95”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company beginning January 1, 2006.
      On December 31, 2005, the Board of Directors approved the accelerated vesting of unvested stock options granted to substantially all employees. The Board of Directors did not accelerate the vesting of unvested options for certain officers and directors. Accordingly, options to purchase approximately 637,000 shares became fully-vested immediately. The closing price of the Company’s stock on December 31, 2005 was $1.00. The accelerated options, which are considered fully-vested as of December 31, 2005, have exercise prices ranging from $1.03 to $23.45 and therefore there was no expense associated with any intrinsic value associated with these options. The vesting acceleration for these certain options enables the Company to avoid recognizing in its income statement compensation expense in future periods. After the accelerated vesting of unvested options, approximately 247,000 shares remain to vest over the next four years at an approximate expense of $253,000 over the four years.
      The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Assumption	2005	2004	2003

Expected Term	4.00	4.00	4.00
Expected Volatility	105.00%	112.00%	115.00%
Expected Dividend Yield	0.00%	0.00%	0.00%
Risk-Free Interest Rate	4.30%	3.00%	3.00%
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

	Years Ended December 31,

	2005	2004	2003

Net loss, as reported	$(20,060)	$(38,787)	$(18,287)
Add: Stock-based compensation expense included in net loss	7	435	780
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(708)	(2,615)	(3,146)

Pro forma net loss	$(20,761)	$(40,967)	$(20,653)

Net loss per common share
As reported	$(0.74)	$(1.47)	$(0.92)
Pro forma	(0.77)	(1.56)	(1.04)

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

Net Loss Per Share
      Basic and diluted net loss per share are computed in accordance with SFAS No. 128, “Earnings Per Share,” using the weighted average number of common shares outstanding. The diluted net loss per share for the twelve-month periods ended December 31, 2005, 2004 and 2003 does not include the effect of the common stock equivalents, calculated by the treasury stock method, as their impact would be antidilutive. Using the treasury stock method, excluded common stock equivalents are as follows:

	2005	2004	2003

Shares issuable under stock options	51,704	581,276	1,046,528
Shares issuable pursuant to warrants to purchase common stock	6,421	7,449	1,411,261

	58,125	588,725	2,457,789

      See Notes 9 and 10 for disclosure of all warrants to purchase common stock and shares issuable under stock options.

Comprehensive Income (Loss)
      SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. The statement requires additional disclosures in the consolidated financial statements; it does not affect the Company’s financial position or results of operations. Comprehensive loss has been included in the Consolidated Statements of Shareholders’ Equity for the three-year period ended December 31, 2005.

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

Recent Accounting Pronouncements
      In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than — Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”). EITF No. 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115’) and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS No. 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP”). The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005, and is required to be adopted by the Company on January 1, 2006. The adoption of this accounting principle is not expected to have a significant impact on the Company’s financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets — an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends APB No. 29, “Accounting for Nonmonetary Transactions” (“APB No. 29”) to require that assets exchanged in a nonmonetary transaction are to be measured at fair value except for those exchanges of nonmonetary assets that lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of this accounting principle is not expected to have a significant impact on the Company’s financial position or results of operations.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB No. 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 3”). SFAS No. 154 requires retrospective application to prior periods’ financial statement of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this accounting principle is not expected to have a significant impact on the Company’s financial position or results of operations.
      In January 2004, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS No. 155”). SFAS No. 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and No. 140, “Accounting for Transfers and Servicing of Financial Assets and

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies and Practices — (Continued)
Extinguishment of Liabilities” (“SFAS No. 140”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for reporting periods beginning after September 15, 2006. The adoption of this account principle is not expected to have a significant impact on the Company’s financial position or results of operations.

3.	Mergers and Acquisitions

WSECI, Inc.
      On March 31, 2005, the Company acquired substantially all of the operating assets of WSECI pursuant to the Asset Purchase Agreement (“Asset Purchase Agreement”) dated as of February 23, 2005 by and among the Company, WSECI and all of the shareholders of WSECI. WSECI is a provider of an internet protocol-based, revenue assurance platform which enables the deployment of multiple voice and next-generation services to the carrier market. The fair value of the initial acquisition cost was approximately $1.1 million, consisting of 190,000 shares of the Company’s common stock with a fair value of $331,000, $50,000 in cash, the payment of certain liabilities of approximately $613,000 and acquisition costs of approximately $114,000. The acquisition was accounted for as a purchase.
      Pursuant to the Asset Purchase Agreement, the Company may become obligated to issue to WSECI additional contingent consideration of up to $5.0 million based on the sales of certain WSECI products and services. The initial $500,000 of such contingent consideration was earned by WSECI based upon specific customer transactions the Company completed, and the remaining $4.5 million of the contingent consideration may be earned by WSECI based on the revenue generated from the WSECI assets during the 18-month period following the acquisition, which revenue must equal a minimum of $88.0 million during such period in order for all of such remaining contingent consideration to be earned. The contingent consideration is payable in cash or shares of the Company’s common stock at the election of the Company. During the quarter ended September 30, 2005, under this provision, the Company issued an additional 251,960 shares of the Company’s common stock with a fair value of $339,000. In addition, during the quarter ended December 31, 2005, under this provision, the Company issued an additional 25,139 shares of the Company’s common stock with a fair value of $57,000. The additional shares issued were recorded as an increase in other intangibles-current technology which is being amortized over the remaining estimated life of the original purchased technology. It is not possible to estimate what, if any, additional stock payment would be due as additional contingent consideration at this time. When the additional contingent consideration is determined, it will further increase the amount of the purchase price allocated to other intangible assets and will be amortized over the remaining useful life of the asset.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Mergers and Acquisitions — (Continued)
      The adjusted allocation of the costs of the acquisition of WSECI (initial cost plus contingent payments) is as follows (in thousands):

WSECI

Property and equipment	$52
Accounts receivable	93
Other intangibles	1,364

Cost of acquisition	$1,509

MCK Communications, Inc.
      On September 26, 2003, to increase capital and to enhance the Company’s ability to provide technology that allows enterprises the ability to migrate to next-generation environments, the Company acquired all of the outstanding capital stock of MCK by means of a subsidiary merger. The fair value of the acquisition cost was approximately $25.1 million, consisting of 3,655,685 shares of the Company’s common stock with a fair value of $24.1 million and acquisition costs of approximately $1.0 million. In January 2005, the Company sold substantially all of the assets of the MCK business and the net assets and operations of MCK have been reclassified to assets held for sale and discontinued operations.
      The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition.
      In April 2003, the Company negotiated the original agreement to purchase MCK in which the MCK stockholders would be entitled to receive approximately 4.0 million shares of the Company’s common stock which was valued at $13.0 million, based on the volume weighted average closing price per share of the Company’s common stock as reported on The Nasdaq SmallCap Market for the twenty trading day period beginning March 19, 2003 and ending April 15, 2003. As part of the original agreement, the Company was to receive $7.5 million in cash. The terms of the agreement were amended on June 13, 2003. Under the amended terms, MCK stockholders were entitled to receive approximately 3.7 million shares of the Company’s common stock and the cash MCK was required to have at the closing of the merger was reduced from $7.5 million to approximately $6.4 million. Although the number of shares of the Company’s common stock to be issued in the merger was reduced by the amendment, the amendment changed the measurement date for valuing such shares. As a result of the increase in the price of the Company’s common stock prior to June 13, 2003, the revised valuation for the shares of the Company’s common stock to be issued in the merger increased to $24.1 million. As a result of this increase in value, the goodwill recorded in the merger was impaired upon closing the merger. The Company completed an impairment analysis in accordance with SFAS No. 142. Based upon this analysis, the Company recorded a write-off of goodwill of approximately $10.9 million during the quarter ended September 30, 2003, which is included in the results of discontinued operations.

Clarent Corporation
      On February 12, 2003, to enhance the Company’s position in the next-generation networking and technology market, the Company acquired substantially all the operating assets and certain related liabilities of Clarent. The purchase consideration was approximately $10.8 million, consisting of $9.3 million in discounted seller notes issued by the Company and acquisition costs of approximately $1.5 million. At the closing of the acquisition, the Company issued three promissory notes to Clarent: a $5.0 million secured note due February 13, 2004, which bore interest at 10% per annum and a $1.8 million non-interest bearing unsecured note due February 13, 2004, which was discounted at 6.25% per annum, both of which are paid in full and a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum, discounted

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Mergers and Acquisitions — (Continued)
at 7.5% per annum. The unamortized discount totaled approximately $215,000 at December 31, 2005. The assets the Company purchased from Clarent secure the secured notes.
      The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded at their fair value at the date of the acquisition. Gross intangible assets acquired totaling $821,000 primarily consist of current technology and are being amortized over three years.

Allocation of Purchase Price
      The allocation of the costs of the acquisition of the net assets of Clarent was as follows (in thousands):

Cash	$571
Restricted cash	115
Accounts receivable	2,717
Inventories	5,465
Other current assets	613
Property and equipment	1,650
Other intangibles	821
Accounts payable	(103)
Accrued compensation	(198)
Accrued expenses	(331)
Deferred revenue	(480)

Cost of acquisition	$10,840

Pro Forma Effect of Clarent and WSECI, Inc. Acquisition
      The Company formed a strategic partnership with WSECI in the latter half of 2004 and, therefore, the results of WSECI were included in the Company’s consolidated results beginning October 1, 2004. The following unaudited pro forma information presents the results of continuing operations of the Company as if the acquisition of substantially all of the operating assets of Clarent and WSECI, Inc. had taken place on January 1, 2003 (in thousands, except per share amounts):

	2004	2003

Revenues	$32,563	$40,665
Loss from continuing operations	$(18,101)	$(5,320)
Net loss	$(38,857)	$(20,613)
Loss from continuing operations per common share — basic and diluted	$(0.70)	$(0.32)
Net loss per common share — basic and diluted	(1.45)	(1.02)
Weighted average shares outstanding — basic and diluted	26,772	20,294

4.	Unconsolidated Affiliates

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
      Summarized financial information reported by this affiliate for the years ended December 31, 2005, 2004 and 2003 (in thousands) are as follows:

	2005	2004	2003

Operating results:
Revenues	$2,224	$2,713	$3,324

Operating (loss) income	$(21)	$93	$128

Net income	$33	$110	$141

5.	Discontinued Operations
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

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Discontinued Operations — (Continued)
      Summary operating results of the discontinued operations (in thousands) are as follows:

	For the Year Ended December 31,

	2005	2004	2003

Revenue	$212	$18,889	$21,359

Gross (loss) profit	(27)	8,074	10,600

Operating loss	(566)	(5,229)	(14,072)
Loss on disposal of discontinued operations	—	(14,788)

Loss from discontinued operations	$(566)	$(20,017)	$(14,072)

      The operating loss from discontinued operations in 2005 includes general and administrative costs of $97,000, sales and marketing costs of $104,000, research and development costs of $275,000 and depreciation and amortization of $61,000.
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
      The write-down of goodwill in 2003 relates to the acquisition of MCK. In April 2003, the Company negotiated the original agreement to purchase MCK in which the MCK stockholders would be entitled to receive approximately 4.0 million shares of the Company’s common stock which was valued at $13.0 million, based on the volume weighted average closing price per share of the Company’s common stock as reported on The Nasdaq SmallCap Market for the 20 trading day period beginning March 19, 2003 and ending April 15, 2003. As part of the original agreement, the Company was to receive $7.5 million in cash. The terms of the agreement were amended on June 13, 2003. Under the amended terms, MCK stockholders were entitled to receive approximately 3.7 million shares of the Company’s common stock and the cash MCK was required to have at the closing of the merger was reduced from $7.5 million to approximately $6.4 million. Although the number of shares of the Company’s common stock to be issued in the merger was reduced by the amendment, the amendment changed the measurement date for valuing such shares. As a result of the increase in the price of the Company’s common stock, prior to June 13, 2003, the revised valuation for the shares of the Company’s common stock to be issued in the merger increased to $24.1 million. As a result of this increase in value, the goodwill recorded in the merger was impaired upon closing the merger. The Company completed an impairment analysis in accordance with SFAS No. 142. Based upon this analysis, the Company recorded a write-off of approximately $10.9 million during the year ended December 31, 2003.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Discontinued Operations — (Continued)
      The assets and liabilities of NACT and MCK were classified as assets held for sale at December 31, 2004 and the significant components (in thousands) were as follows:

Accounts receivable, net	$3,085
Inventory	2,901
Other current assets	419
Furniture and equipment, net	977
Goodwill and other intangibles	1,613

Assets held for sale	$8,995

Accounts payable	$163
Accrued compensation	465
Unearned revenue and customer deposits	1,127
Other current liabilities	230

Liabilities held for sale	$1,985

      Assets and liabilities of discontinued operations (in thousands) are as follows:

	December 31,

	2005	2004

Assets of discontinued operations:
Notes receivable	$3,391	$—
Liabilities of discontinued operations:
Accrued rent	$1,707	$2,384
Other current liabilities	824	645

Liabilities of discontinued operations	$2,531	$3,029

      In connection with the disposition of the MCK business, CITEL Technologies Limited (“Citel U.K.”) and CITEL Technologies, Inc. (“Citel U.S.” and together with CITEL U.K., “CITEL”) issued to the Company a convertible secured promissory note in principal amount of $3.5 million (the “Note”). The outstanding principal under the Note accrues interest at an annual rate of 6% and has remaining payments with all interest accrued thereon of eight monthly payments of $60,000 followed by sixteen monthly payments of $75,000, with all remaining outstanding principal and interest under the Note payable on January 21, 2008. Under certain circumstances described in the Note, all or any portion of the principal outstanding under the Note may be converted at the Company’s option into shares of the capital stock of Citel U.K. Citel U.K.’s and Citel U.S.’ obligations under the Note are secured by a security interest in certain assets sold to CITEL.
      Accrued rent relates primarily to several leases for buildings and equipment that are no longer being utilized in continuing operations. The accrual is for all remaining payments due on these leases, less estimated amounts to be paid by any sublessors. The accrual contains one lease with total payments remaining through January 31, 2010 of $1.7 million and assumes that the building will be sub-leased for approximately 57% of the total lease liability over the remaining term of the lease and one lease with total payments remaining through March 31, 2007 of $1.7 million, discounted at 6%, which has been sub-leased for approximately 66% of the total lease liability over the remaining term of the lease.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Discontinued Operations — (Continued)
      The activity in the liabilities of discontinued operations (in thousands) was as follows:

	2005	2004	2003

Balance beginning of year	$3,029	$4,579	$3,131
Lease payments, net of sublease receipts	(677)	(780)	(892)
Other payments	(358)	(770)	(720)
Additional accruals related to MCK acquisition			829
Additional lease accrual			201
Additional lease accrual related to MCK acquisition			2,030
Estimated costs of disposal of discontinued operations	1,000	—	—
Legal and other costs of disposal	(463)	—	—

Balance end of year	$2,531	$3,029	$4,579

6.	Financing Arrangements
      In March 2005, the Company and Silicon Valley Bank (“Silicon”), the Company’s primary lender, renewed, and in June and July 2005 further amended, the Company’s credit facility with Silicon in connection with the disposition of the MCK and NACT businesses, the sublease of the Company’s facilities in Atlanta, Georgia and the restructuring of the Company’s 7.5% convertible subordinated debentures (as amended, the “Amended Credit Agreement”). In January 2006, the minimum cash on hand covenant of the credit facility was amended so that such covenant could be satisfied using not just the Company’s unrestricted cash and cash equivalents in accounts maintained at Silicon Valley Bank but also by using the Company’s excess availability under the credit facility. The Amended Credit Agreement provided for a credit line of $7.5 million through September 30, 2005 at which time it increased to $10.0 million after the Company met certain financial criteria. The working capital line includes and export-import (“EX-IM”) facility that will provide for working capital based on the Company’s international accounts receivable and inventories related to export sales. The Company’s borrowings under the Amended Credit Agreement are secured by substantially all of the assets of the Company. Interest on borrowings under the Amended Credit Agreement is computed at 2.25% above Silicon’s Base Rate, with a minimum Base Rate of 4.25% (9.25% at December 31, 2005). The Amended Credit Agreement provides for up to $2.5 million in letters of credit. Advances are limited by a formula based on eligible receivables, inventories, certain cash balances, outstanding letters of credit and certain subjective limitations. Interest payments are due monthly, and the Amended Credit Agreement expires in March 2006. The Amended Credit Agreement includes a loan fee of $130,000 and .375% per annum on unused available borrowings. The loan fees will be amortized to interest expense over the term of the Amended Credit Agreement. Under the terms of the Amended Credit Agreement, the Company must maintain a Minimum Cash On Hand covenant, computed monthly, and may not declare dividends or incur any additional indebtedness without the consent of Silicon, and must comply with other financial covenants, as defined in the Amended Credit Agreement. Although the Company was not in compliance with the minimum cash on-hand covenant at December 31, 2005, the Silicon Valley Bank waived compliance with such covenant. In March 2006, the credit facility was extended to March 2007, with similar terms and conditions.
      The Company had $1.3 million borrowings under the Amended Credit Agreement as of December 31, 2005. The total borrowing availability under the Amended Credit Agreement at December 31, 2005 was $8.1 million. The Company has outstanding letters of credit in the amount of $1.6 million at December 31, 2005, which would reduce borrowing capacity under the Amended Credit Agreement.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Convertible Debentures

Senior Unsecured Convertible Debentures
      On February 4, 2005, the Company completed a private placement of senior unsecured convertible debentures and warrants pursuant to a securities purchase agreement with certain institutional investors. The Company issued $13.5 million of senior unsecured convertible debentures, Series A warrants exercisable for 2.2 million shares of the Company’s common stock and Series B warrants exercisable for 2.0 million shares of the Company’s common stock. The debentures have been discounted to reflect the fair value of the warrants issued, totaling approximately $4.5 million. In addition, after allocation of the fair value of the warrants issued, the remaining fair value of the debentures resulted in a computed beneficial conversion feature with a fair value of $3.6 million. The amount was recorded as a discount in the third quarter as a result of additional analysis of the calculation of the beneficial conversion feature. The impact of this additional discount is immaterial to the statement of operations for the first and second quarters. If the entry for the additional discount would have been recorded in February 2005, the impact of this additional discount on the balance sheets as of March 31, 2005 and June 30, 2005 would have been as follows (in thousands):

	As Filed	Adjusted

March 31, 2005:
Convertible debentures	$9,171	$5,607
Total liabilities	28,322	24,783
Total shareholders’ equity	12,404	15,959
June 30, 2005:
Convertible debentures	$9,440	$6,006
Total liabilities	30,202	26,768
Total shareholders’ equity	6,044	9,519
      The discount is being amortized to interest expense over the life of the senior unsecured convertible debentures. The unamortized discount totaled approximately $6.5 million at December 31, 2005. The senior unsecured convertible debentures bear interest at a rate of 6% per annum increasing to 6.75% at February 4, 2006, and are due February 2009 and are convertible into approximately 5.4 million shares of the Company’s common stock at an initial conversion price of $2.50 per share, subject to anti-dilution adjustments and certain limitations. Interest is payable on a quarterly basis beginning April 2005 and principal is payable on a quarterly basis beginning August 2006. The Series A warrants issued in connection with the private placement are exercisable for a period of five years commencing on February 4, 2005 and at an exercise price of $3.60 per share.
      The Series B warrants issued in connection with the private placement were exercisable for a period of 90 days, commencing on June 16, 2005, and had an exercise price of $3.90 per share. The Series B warrants expired in September 2005. The Company paid certain private placement fees and attorney’s fees totaling $993,000 and issued Series A warrants, on the same terms as disclosed above, exercisable for 302,400 shares of the Company’s stock with a value of $561,000, in connection with the private placement. The fees were recorded as prepaid loan origination fees and are being amortized to interest expense over the term of the debentures. The unamortized fees totaled approximately $1.2 million at December 31, 2005. In connection with the private placement, the Company received net proceeds of approximately $12.5 million, including $1.6 million in restricted cash, net of expenses.

Convertible Subordinated Debentures
      On July 25, 2005, the Company announced that it had restructured its outstanding 7.5% convertible debenture with an aggregate principal amount of $4.5 million due November 22, 2005. Pursuant to the

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Convertible Debentures — (Continued)
restructuring, $2.2 million of the aggregate principal amount has been paid as of December 31, 2005, and the remaining principal amount of $2.3 million will be paid in equal monthly installments starting January 2006 and continuing through October 2006. The interest rate on the unpaid principal increased to 12% at November 22, 2005 through the term of the amended debentures.
      In connection with the restructuring, the Company issued warrants to purchase an aggregate of 800,000 shares of the Company’s common stock at an exercise price of $2.50 per share exercisable beginning on November 22, 2005. Of these warrants, 600,000 expire January 1, 2007 and were cancelable if the debentures were repaid by November 22, 2005. The remaining 200,000 are not cancelable and have a five year term. Notwithstanding the foregoing, the expiration date of the warrants issued in connection with the restructuring will be extended for each day following November 22, 2005 on which a registration statement covering the resale of the shares of the Company’s common stock issuable upon exercise of such warrants has not been declared effective by the Securities and Exchange Commission. As of December 31, 2005, such registration statement has not been declared effective. The fair value of the warrants issued, totaled approximately $877,000 and was recorded as additional discount on the debentures. The discount is being amortized to interest expense over the remaining life of the debentures. The unamortized discount totaled approximately $394,000 at December 31, 2005.

8.	Reorganization Costs
      In the first quarter of 2005, the Company disposed of substantially all of the operating assets of NACT and MCK, which resulted in six corporate positions being eliminated. In the third quarter of 2005, the Company terminated a senior executive. As a result of these actions, the Company recorded reorganization costs of $464,000, consisting of severance costs, during the year ended December 31, 2005.
      In the second quarter of 2005, the Company entered into a sublease agreement with an unrelated party to sublease excess office space at its facility in Atlanta, Georgia. The excess space was primarily due to reductions in the corporate staffing over the past several years. As a result of these actions, the Company recorded an accrual for all remaining payments due on this lease, less amounts to be paid by the sublessor. Total payments remaining through January 31, 2010 are $3.1 million and the sublease total payments are $1.5M over the remaining term of the lease. The Company recorded reorganization costs of $2.6 million during the year ended December 31, 2005. The charge represents the difference between the lease and the sublease for the entire remaining term, as well as write-offs for furniture and leasehold improvements. The Company expects to save approximately $1.6 million over the term of the sublease, which expires January 31, 2010. The balance of the accrued loss on sublease is $1.7 million at December 31, 2005.
      In the first quarter of 2004, the Company terminated a senior executive. In the fourth quarter of 2004, the Company initiated certain restructuring plans to improve operational efficiencies and financial performance and eliminated 20 positions held by employees. As a result of these actions, the Company recorded reorganization costs of $1.4 million during the year ended December 31, 2004, which included severance costs of $830,000 and non-cash stock compensation of $570,000.
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

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Shareholders’ Equity (all numbers reflect Reverse Split)

Preferred Stock
      The Company has 200,000 shares of authorized preferred stock, 6,000 of which were designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”). All 6,000 shares of the Series A Preferred Stock have been converted into 60,000 shares of the Company’s common stock.
      In 2001, concurrent with the acquisition of NACT, the Company issued and sold to Telemate.Net an aggregate of $15.0 million of the Company’s Series B Preferred Stock at a price of $100.00 per share. Upon the acquisition of Telemate.Net, 150,000 shares were retired. There were no outstanding shares of the Company’s preferred stock at December 31, 2005 and 2004. Currently, there are 44,000 shares of undesignated preferred stock, which are authorized but unissued.

Private Placement
      On February 24, 2004, the Company completed a private placement of securities pursuant to which it issued 2.0 million shares of its common stock and warrants to purchase 491,505 shares of its common stock for an aggregate purchase price of $17.7 million, or $9.00 per share. The warrants issued in connection with the private placement are exercisable for a period of seven years at an exercise price of $11.50 per share. The Company received approximately $16.5 million, net of expenses, from the private placement of these securities.

Stock Warrants
      In connection with various financing and acquisition transactions, and related services provided to the Company, the Company has issued warrants to purchase the Company’s common stock.
      In February 2005, the Company issued 2.2 million Series A warrants with an exercise price of $3.60 and 2.0 million Series B warrants with an exercise price of $3.90 in connection with the Company’s private placement on February 4, 2005 (see Note 7). The Series B warrants issued in connection with the private placement were exercisable for a period of 90 days after the effective date of a registration statement and expired in September 2005. The Company also issued 302,400 Series A warrants with an exercise price of $3.60 to pay certain private placement fees.
      In July 2005, the Company issued 800,000 warrants with an exercise price of $0.50 in connection with the restructuring of its outstanding 7.5% convertible debenture with an aggregate principal amount of $4.5 million due November 22, 2005 (see Note 7). Of these warrants, 600,000 expire January 1, 2007 and the remaining 200,000 have a five year term.
      During 2005, 2,506 warrants with an exercise price of $0.05 were exercised and 3.4 million expired with an exercise price range of $3.90 — $28.25.
      During 2004, the Company issued 491,505 warrants in connection with the Company’s private placement on February 24, 2004, as discussed above.
      During 2003, the Company issued 70,000 warrants in connection with the Company’s Original Credit Agreement. The warrants were exercised in 2003 resulting in the Company receiving aggregate exercise proceeds of $154,000.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Shareholders’ Equity (all numbers reflect Reverse Split) — (Continued)
      A summary of warrants outstanding as of December 31, 2005, is as follows:

		Weighted
	Number of	Average
	Outstanding	Exercise
Exercise Price	Warrants	Price	Expiration Date

0.05	5,000	$0.05	October 2006
$ 2.50-$ 3.60	3,262,400	$3.33	January 2007 - July 2010
$ 6.70-$ 9.23	789,792	$8.29	January 2006 - February 2011
$26.25-$30.00	50,000	$28.50	October 2006

Total	4,107,192	$4.59

      As of December 31, 2005, all of the warrants are vested.
      The exercise price and number of outstanding warrants for certain warrants previously issued have been adjusted according to their antidilution provisions.

10.	Stock Incentive Plan (all numbers reflect Reverse Split)
      The Company has a stock incentive plan for employees, consultants, and other individual contributors to the Company which enables the Company to grant up to 3.5 million qualified and nonqualified incentive stock options as well as other stock-based awards (the “1999 Plan”). In 2004, the 1999 Plan was amended to increase the number of shares of the Company’s stock underlying the 1999 Plan from 3.0 million to 3.5 million. The Company adopted the 1999 Plan which aggregates the Company’s prior stock option plans, in the second quarter of 1999. The qualified options granted under the 1999 Plan must be granted at an exercise price not less than the fair market value at the date of grant. Subject to certain exceptions, the aggregate number of shares of the Company’s common stock that may be granted through awards under the 1999 Plan to any employee in any calendar year may not exceed 60,000 shares. The compensation committee of the Company’s board of directors determines the period within which options may be exercised, but no option may be exercised more than ten years from the date of grant.
      The 1999 Plan also provides for stock purchase authorizations and stock bonus awards. Stock awards totaling 39,521 and 9,988 have been granted under the 1999 Plan for the year ended December 31, 2005 and 2004, respectively. None were awarded for 2003. Total awards remaining available for grant under the 1999 Plan as of December 31, 2005 were 366,660.
      In connection with the acquisition of Telemate.Net, the Company recorded deferred compensation of approximately $131,000 for the aforementioned options granted by Telemate.Net prior to its acquisition which were exchanged for the options to purchase the Company’s common stock. The Company amortized deferred compensation over three years, the weighted-average vesting period of the options. The Company amortized to non-cash compensation expense approximately $29,000 of the deferred compensation related to these option grants for the year ended December 31, 2003. The Company reduced deferred compensation due to forfeitures relating to these options totaling approximately $5,000 during the year ended December 31, 2003.
      Upon the acquisition of Cereus Technology Partners, Inc. (“Cereus”) in September 2000, the Company assumed the Cereus Technology Partners, Inc. 1997 Stock Option Plan (the “Cereus Plan”), and the options outstanding thereunder. The options outstanding under the Cereus Plan were converted at a rate of 1.75 shares of the Company’s common stock per share of Cereus’ common stock at the time of the acquisition and totaled 275,342. These options, at the time of acquisition, had an estimated fair value of $2.8 million using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility — 88%; expected life — five years; risk-free interest rate — 5.5%; and expected dividend yield — 0%,

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Stock Incentive Plan (all numbers reflect Reverse Split) — (Continued)
was included in the cost of the acquisition. The Company does not plan to issue any additional shares under the Cereus Plan.
      In connection with the acquisition of Cereus, the Company recorded deferred compensation of approximately $6.9 million for the aforementioned options granted by Cereus prior to the acquisition which were exchanged for options to purchase the Company’s common stock. The Company amortized deferred compensation over four years, the vesting period of the options. The Company amortized to non-cash compensation expense approximately $7,000, $435,000, and $750,000 of the deferred compensation related to these option grants for the years ended December 31, 2005, 2004 and 2003, respectively. The Company accelerated vesting and extended the exercise date on an option grant for a terminated senior executive (see Note 8). As a result, the Company recorded a non-cash charge of approximately $570,000 for the year ended December 31, 2004, representing the value of the accelerated vesting and extended exercise date. The expense is included in reorganization costs.
      Prior to the Company’s acquisition of Cereus, Cereus granted stock warrants totaling 736,000 in 2000 to certain employees and directors outside the Cereus Plan in addition to the warrants discussed in Note 9. These stock warrants have contractual terms of 5-10 years. The majority of these warrants have an exercise price equal to the fair market value of Cereus’ common stock at the grant date. The warrants granted in 2000 vest over various terms not to exceed seven years, beginning on the date of the grant. These warrants were assumed by the Company and converted as contemplated in the merger agreement with respect to the Company’s acquisition of Cereus to 1.3 million at the time of the Cereus acquisition. The fair value of these warrants at the time of the acquisition, estimated to be $15.5 million using the Black-Scholes option pricing model based on the following weighted-average assumptions: expected volatility — 88%; expected life — five years; risk-free interest rate — 5.5%; and expected dividend yield — 0%, was included in the cost of the acquisition.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Stock Incentive Plan (all numbers reflect Reverse Split) — (Continued)
      The Company accelerated vesting and extended exercise dates on options for certain terminated individuals in connection with reorganizations during 2004 and 2003, respectively (see Note 8). As a result, the Company recorded a non-cash charge of approximately $570,000 and $71,000 for the years ended December 31, 2004 and 2003, respectively, representing the value of the accelerated vesting and extended exercise dates for certain terminated employees. The expense is included in reorganization costs.
      A summary of the status of the Company’s stock options granted to employees, and the above warrants granted by Cereus prior to its acquisition by the Company, as of December 31, 2005, December 31, 2004, and December 31, 2003 and the changes during the years ended on these dates is presented below:

	2005		2004		2003

	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares of	Average	Shares of	Average	Shares of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding at beginning of the year	3,242,185	$10.18	2,945,553	$10.65	3,159,658	$10.65
Granted	987,050	1.80	502,546	5.75	972,639	5.35
Exercised	22,652	0.97	80,942	2.65	740,403	2.75
Forfeited	1,005,487	8.41	124,972	7.70	446,341	12.60
Expired	—		—		—

Outstanding at end of year	3,201,096	8.23	3,242,185	10.18	2,945,553	10.65

Exercisable at end of year	2,953,971	8.72	2,440,301	11.25	2,028,701	11.45

Weighted-average fair value of all options granted		1.25		4.40		4.25
Weighted-average remaining contractual life outstanding options		6.58		6.41		6.99
      The following table summarizes information about employee stock options and the above warrants granted by Cereus prior to its acquisition by the Company, outstanding at December 31, 2005:

	Options and Warrants		Options and Warrants
	Outstanding		Exercisable

	Number		Number
	Outstanding	Wgtd. Avg.	Exercisable	Wgtd. Avg.
Range of Exercise Prices	at 12/31/05	Exercise Price	at 12/31/05	Exercise Price

$ 0.95 to $ 1.45	565,478	$1.44	512,478	$1.43
$ 1.46 to $ 2.50	829,495	$2.20	677,745	$2.16
$ 2.51 to $ 7.50	327,961	$4.28	286,461	$4.40
$ 7.51 to $10.00	82,338	$8.59	82,338	$8.59
$10.01 to $12.50	753,750	$10.70	753,750	$10.70
$12.51 to $17.50	264,925	$16.12	264,050	$16.12
$17.51 to $25.00	260,116	$20.51	260,116	$20.51
$25.01 to $90.00	117,033	$33.51	117,033	$33.51

$ 0.19 to $18.00	3,201,096	$8.23	2,953,971	$8.72

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes
      The components of loss from continuing operations, before income taxes were (in thousands):

	Years Ended December 31,

	2005	2004	2003

Domestic	$(14,460)	$(13,875)	$(3,682)
Foreign	(5,034)	(4,895)	(533)

	$(19,494)	$(18,770)	$(4,215)

      The significant components of income taxes for continuing operations are as follows (in thousands):

Years Ended December 31,

	2005	2004	2003

Income Taxes:
Currently Payable:
Domestic	$—	$—	$—
Foreign	—	—	—

	—	—	—
Deferred:
Domestic	—	—	—
Foreign	—	—	—

	—	—	—

Income Tax (Benefit) Expense	$—	$—	$—

      A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax was as follows:

	Years Ended December 31,

	2005	2004	2003

Statutory U.S. rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(3.0)	(4.0)	(3.3)
Non-deductible charges for intangibles	0.0	2.3	0.0
Effect of valuation allowance	34.5	35.7	48.0
Other permanent differences	0.0	0.0	(33.3)
Effect of expiring net operating loss	2.5	0.0	22.5

Total income tax expense (benefit)	0.0%	0.0%	0.0%

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes — (Continued)
      Deferred income taxes are recognized to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$74,795	$69,888
Capital loss carryforwards	269	269
Research and development credits	1,248	1,248
Foreign research and development expenses	1,532	1,879
Foreign investment tax credits	750	1,666
Unearned revenue	746	1,121
Reserves	1,604	2,931
Compensation accruals	4	422
Intangible assets	2,054	597
Depreciable assets	1,753	2,792
Other	—	(494)
Valuation allowance	(84,755)	(82,319)

Net deferred tax asset	$—	$—

      The valuation allowance for deferred tax assets as of December 31, 2005, was approximately $84.8 million. The increases of $2.4 million, $11.4 million and $13.5 million in the total valuation allowance for 2005, 2004 and 2003, respectively are due to increases in above described temporary differences on which a valuation allowance was provided.
      Substantially all of the Company’s deferred tax assets are attributable to acquisitions accounted for as purchase transactions. The valuation allowances associated with these deferred assets will be credited to goodwill if and when realized. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company’s management believes it is more likely than not that the Company will not realize the benefits of the deferred tax assets, net of existing valuation allowances, as of December 31, 2005 and 2004.
      At December 31, 2005, the Company had net operating loss (“NOL”) carry-forwards of approximately $194.1 million and other business tax credits of approximately $1.2 million, a substantial portion of which are subject to certain limitations under the Internal Revenue Code Section 382. If not utilized, the NOLs will begin expiring in years 2006 through 2025. In addition the Company had foreign investment tax credits totaling approximately $750,000 which begin expiring in years 2013 through 2015.

12.	Savings and Retirement Plan
      The Company sponsors a 401(k) savings and retirement plan which is available to all eligible employees. Under the plan, the Company may make a discretionary matching contribution. Discretionary matching contributions less forfeitures from continuing operations were approximately $89,000, $244,000 and $174,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Employee Stock Purchase Plan
      On November 16, 1999, the Company adopted the Verso Technologies, Inc. 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”). Under the Stock Purchase Plan, full-time or part-time employees, except persons owning 5% or more of the Company’s common stock, who have worked for the Company for at least 15 consecutive days before the beginning of the offering period are eligible to participate in the Stock Purchase Plan. Employees may elect to have withheld up to 10% of their annual salary up to a maximum of $25,000 per year to be applied to the purchase of the Company’s unissued common stock. The purchase price was generally equal to 85% of the lesser of the market price on the beginning or ending date of the offering periods up until December 31, 2005 at which time the Stock Purchase Plan was amended. The amended plan called for the purchase price to be 95% of the market price on the ending date of the offering period. In 2004, the Stock Purchase Plan was amended to increase the amount of shares of the Company’s common stock underlying the plan from 200,000 to 300,000. Shares of the Company’s common stock issued under the Stock Purchase Plan were 50,103, 35,468 and 33,232 for the years ended December 31, 2005, 2004 and 2003, respectively.

14.	Other Commitments and Contingencies

Leases
      The Company leases office space and certain equipment under operating leases which expire at various dates through 2010 with some leases containing options for renewal. Rent expense for continuing operations under these leases was $2.0 million, $2.2 million and $2.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      As of December 31, 2005, approximate future commitments under operating leases and future minimum rentals to be received under noncancelable subleases in excess of one year are as follows (in thousands):

	Continuing
	Operations		Discontinued Operations
	(See Note 8)		(See Note 5)

	Leases	Subleases	Leases	Subleases

2006	$2,132	$(311)	$1,736	$(1,170)
2007	1,839	(403)	719	(394)
2008	1,783	(411)	385	(241)
2009	1,485	(419)	393	(245)
2010	122	—	33	(6)

Total	$7,361	$(1,544)	$3,266	$(2,056)

      The Company remains a guarantor on a lease through December 2009 used in the operations of the NACT business, which the Company sold in January 2005. The total commitment related to this lease is approximately $2.4 million.
     Canadian Tax Audit
      On March 7, 2006, the Canada Revenue Agency (the “CRA”) notified 38098 Yukon Inc. (formerly known as MCK Telecommunications Inc.), a corporation organized under the laws of the Yukon Territory (“MCK Canada”) and an indirect wholly owned subsidiary of the Company, that the CRA had completed its international income tax audit of MCK Canada for the period from May 1, 1998 to April 30, 2000 (the “Audit”). As a result of the Audit, the CRA has issued income tax reassessments to MCK Canada. (The Company also expects that the Alberta Tax and Revenue Administration (the “ATR”) will issue reassessments for each year of the Audit.)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Other Commitments and Contingencies — (Continued)
      The key issue under dispute in the audit is the valuation of certain intellectual property that was transferred from MCK Canada to its U.S. parent company, MCK Communications, Inc. (“MCK US”) in fiscal 1998. MCK US consulted with outside valuation advisors to establish the value of the intellectual property transferred. The CRA disagrees with such value. The Company and its advisors disagree with the reassessments, and the Company intends to file notices of objection with respect thereto with the CRA and the ATR and, if necessary, to exhaust all of its rights of appeal in connection therewith.
      Although the Company has not received income tax reassessments from the ATR, the Company estimates that, as of March 13, 2006, (i) the amount of taxes allegedly due in respect of the CRA reassessment was approximately U.S. $7.7 million (plus penalties and interest thereon of approximately U.S. $7.8 million); and (ii) the amount of taxes allegedly due in respect of the expected ATR reassessment was approximately U.S. $3.3 million (plus penalties and interest thereon of approximately U.S. $3.1 million). The Company has been advised by its Canadian and U.S. counsel that no such amounts should be collectible by the CRA or the ATR against the Company or any of its other subsidiaries (other than MCK Canada) and that the ability of the CRA and the ATR to collect such amounts should be limited to the assets of MCK Canada, which have little or no value. Accordingly, no provision for this matter has been recorded in the Company’s financial statements because the Company believes that it will not have a financial statement impact.

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

Packet-based Technologies Group:	The Company’s Packet-based Technologies Group consists of the operations of the Company’s softswitch, I-Master and NetPerformer divisions and the Company’s subsidiary Telemate.Net. The Packet-based Technologies Group includes international and domestic sales of hardware and software, integration, applications and technical training and support. The Packet-based Technologies Group offers hardware and software based solutions for companies seeking to build private, packet-based voice and data networks. Additionally, the Packet-based Technologies Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices.

Advanced Applications Services Group:	The Company’s Advanced Applications Services Group, consists of the Company’s technical applications support group which was previously included as part of the Enterprise Solutions Group, and includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Company’s Packet-based Technologies Group.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Segment Information — (Continued)
      Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Packet-based	Advanced
	Technologies	Application
	Group	Services Group	Total

For the Years Ended December 31, 2005
Revenue	$23,697	$9,176	$32,873
(Loss) contribution before unallocated items	(4,767)	1,700	(3,067)
Goodwill	1,061	1,453	2,514
Total assets	14,437	3,655	18,092

2004
Revenue	$20,527	$11,736	$32,263
(Loss) contribution before unallocated items	(7,127)	2,800	(4,327)
Goodwill	1,061	1,453	2,514
Total assets	11,104	4,027	15,131

2003
Revenue	$25,128	$13,011	$38,139
Contribution before unallocated items	2,014	4,983	6,997
Goodwill	1,061	1,453	2,514
Total assets	11,622	4,366	15,988
      The following table reconciles the contribution before unallocated items to the loss before discontinued operations (in thousands):

	Years Ended December 31,

	2005	2004	2003

(Loss) contribution before unallocated items, per above	$(3,067)	$(4,327)	$6,997
Corporate and administrative expenses	(6,935)	(8,958)	(6,967)
Corporate research and development	(238)	(379)	—
Depreciation and amortization	(2,270)	(2,953)	(2,948)
Reorganization costs — loss on sublease	(2,550)	—	—
Reorganization costs	(464)	(1,414)	(159)
Other(expense) income	(58)	259	314
Equity in income loss of investment	17	56	73
Interest expense, net	(3,929)	(1,054)	(1,525)

Loss from continuing operations	$(19,494)	$(18,770)	$(4,215)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Segment Information — (Continued)
      The following table reconciles the segment total assets to the Company’s total assets:

	Years Ended
	December 31,

	2005	2004

Total assets before unallocated items, per above	$18,092	$15,131
Corporate assets:
Cash and cash equivalents	706	4,234
Restricted cash	1,656	—
Current portion of notes receivable	655	—
Other current assets	1,594	1,253
Assets held for sale	—	8,995
Property and equipment, net	1,914	3,087
Investment	745	729
Notes receivable, net of current portion	2,736	—

	$28,098	$33,429

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

	Canada	United States	Total

For the Year Ended December 31, 2005
Revenue	$—	$32,873	$32,873
(Loss) contribution before unallocated items	(4,684)	1,617	(3,067)
Total Assets	715	27,383	28,098
For the Year Ended December 31, 2004
Revenue	$—	$32,263	$32,263
Loss before unallocated items	(3,670)	(657)	(4,327)
Total Assets	704	32,725	33,429
For the Year Ended December 31, 2003
Revenue	$—	$38,139	$38,139
(Loss) contribution before unallocated items	(3,206)	10,203	6,997
Total Assets	1,215	62,037	63,252

16.	Litigation
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
      In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the MCK’s common stock between the date of MCK’s initial public offering and December 6, 2000. The complaint named as defendants MCK and certain of its former officers and other parties as underwriters of its initial public offering (the “MCK defendants”). The plaintiffs allege, among other things, that MCK’s prospectus, contained in the Registration Statement on Form S-1 filed with the SEC, was materially false and misleading because it failed to disclose that the investment banks which underwrote MCK’s initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of MCK’s common stock after the initial public offering. This case is one of many with substantially similar allegations known as the “Laddering Cases” filed before the Southern District of New York against a variety of unrelated issuers (the “Issuers”), directors and officers (the “Laddering Directors and Officers”) and underwriters (the “Underwriters”), and have been consolidated for pre-trial purposes before one judge to assist with administration. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. After a hearing on the motion to dismiss the Court, on February 19, 2003, denied dismissal of the claims against MCK as well as other Issuers. Although MCK believes that the claims asserted are meritless, MCK and other Issuers have negotiated a tentative settlement with the plaintiffs. The terms of the tentative settlement agreement provide, among other things, that (i) the insurers of the Issuers will deliver a surety undertaking in the amount of $1 billion payable to the plaintiffs to settle the actions against all Issuers, and the Laddering Directors and Officers; (ii) each Issuer will assign to a litigation trust, for the benefit of the plaintiffs, any claims it may have against its Underwriters in the initial public offering for excess compensation in the form of fees or commissions paid to such Underwriters by their customers for allocation of initial public offering shares; (iii) the plaintiffs will release all claims against the Issuers, and the Laddering Directors and Officers asserted or which could have been asserted in the actions arising out of the factual allegations of the amended complaints; and (iv) appropriate releases and bar orders and, if necessary, judgment reductions, will be entered to preclude the Underwriters and any non-settling defendants from recovering any amounts from the settling Issuers or the Laddering Directors and Officers by way of contribution or indemnification. Prior to the Company’s acquisition of MCK, MCK’s board of directors voted to approve the tentative settlement. On February 15, 2005, the judge presiding over the Laddering Cases granted preliminary approval of the proposed settlement, subject to some changes, which were subsequently submitted. The judge issued an order on August 31, 2005, further approving modifications to the settlement and certifying the class. Notice of the settlement has been distributed to the settlement class members. The deadline for filing objections to the settlement is March 24, 2006, and a fairness hearing has been set for April 26, 2006. No provision was recorded for this matter in the financial statements of MCK prepared prior to its acquisition by the Company because MCK believed that its portion of the proposed settlement would be paid by its insurance carrier. The Company agrees with MCK’s treatment of this matter.

17.	Subsequent Events
      On February 17, 2006, the Company issued, in a private placement, 5.4 million shares of its common stock and warrants to purchase 5.4 million shares of its common stock for an aggregate purchase price of approximately $7.1 million, or $1.30 per share. The warrants issued in connection with the private placement are exercisable, after six months, for a period of five years and at an exercise price of $1.56 per share. The Company received approximately $6.8 million, net of expenses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Verso Technologies, Inc.:
      Under date of February 27, 2004, except as to note 5 which is as of March 16, 2005, we reported on the consolidated statements of operations, shareholders’ equity, and cash flows of Verso Technologies, Inc. and subsidiaries for the year ended December 31, 2003. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.
      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Atlanta, Georgia
March 16, 2005

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charges to
	Beginning of	Costs and	Allowances	(Recoveries)	Balance at End
Description	Period	Expenses	Acquired	Deductions	of Period

Allowance for doubtful accounts:
2005	$(255,000)	$(463,000)	$—	$(26,000)	$(744,000)
2004	$(489,000)	$(494,000)	$—	$728,000	$(255,000)
2003	$(84,000)	$(86,000)	$(360,000)	$41,000	$(489,000)
Deferred tax valuation allowance:
2005	$(82,319,000)	$(2,436,000)	$—	$—	$(84,755,000)
2004	$(70,900,000)	$(11,419,000)	$—	$—	$(82,319,000)
2003	$(57,429,000)	$(13,471,000)	$—	$—	$(70,900,000)

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verso Technologies, Inc.

By:	/s/ Steven A. Odom

Steven A. Odom
Executive Chairman of the Board
Date: March 31, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Montgomery L. Bannerman Montgomery L. Bannerman	Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2006

/s/ Steven A. Odom Steven A. Odom	Executive Chairman of the Board	March 31, 2006

/s/ Juliet M. Reising Juliet M. Reising	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2006

/s/ Mark H. Dunaway Mark H. Dunaway	Director	March 31, 2006

/s/ Paul R. Garcia Paul R. Garcia	Director	March 31, 2006

/s/ Gary H. Heck Gary H. Heck	Director	March 31, 2006

/s/ James R. Kanely James R. Kanely	Director	March 31, 2006

/s/ Amy L. Newmark Amy L. Newmark	Director	March 31, 2006

/s/ James A. Verbrugge James A. Verbrugge	Director	March 31, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing

2.1	Agreement and Plan of Merger dated October 31, 2000, among the Registrant, MessageClick, Inc. and MCLICK Acquisition Corporation (the “MessageClick Merger Agreement”).	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.

2.2	First Amendment to the Agreement and Plan of Merger dated as of November 9, 2000, among the Registrant, MessageClick, Inc. and MCLICK Acquisition Corporation.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.

2.3	Second Amendment to the Agreement and Plan of Merger dated as of November 10, 2000, among the Registrant, MessageClick, Inc. and MCLICK Acquisition Corporation.	Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.

2.4	Agreement and Plan of Merger dated as of May 4, 2001, among the Registrant, Telemate.Net Software, Inc. and Titan Acquiring Sub, Inc. (the “Telemate.Net Merger Agreement”).	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 16, 2001.

2.5	First Amendment to the Telemate.Net Merger Agreement dated as of June 1, 2001.	Incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K/ A filed June 5, 2001.

2.6	Stock Purchase Agreement dated as of May 4, 2001, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed June 5, 2001.

2.7	Series B Preferred Stock Purchase Agreement dated as of May 4, 2001, between the Registrant and Telemate.Net Software, Inc. (the “Series B Stock Purchase Agreement”).	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 16, 2001.

2.8	First Amendment to the Series B Stock Purchase Agreement dated as of June 1, 2001, between the Registrant and Telemate.Net Software, Inc.	Incorporated by reference to Exhibit 99.2 to Amendment No 1 to the Registrant’s Current Report on Form 8-K/ A filed June 5, 2001.

2.9	Second Amendment to the Series B Stock Purchase Agreement dated as of July 27, 2001, between the Registrant and Telemate.Net Software, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed August 10, 2001.

2.10	Asset Purchase Agreement dated as of December 13, 2002, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2002.

2.11	First Amendment to the Asset Purchase Agreement dated as of February 4, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

Exhibit No.	Exhibit	Method of Filing

2.12	Agreement and Plan of Merger dated as of April 21, 2003, among the Registrant, Mickey Acquiring Sub, Inc. and MCK Communications, Inc. (The schedules to the Agreement and Plan of Merger have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2003.

2.13	First Amendment to the Agreement and Plan of Merger dated as of April 21, 2003, among the Registrant, Mickey Acquiring Sub, Inc. and MCK Communications, Inc.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on April 23, 2003.

2.14	Second Amendment to the Agreement and Plan of Merger dated as of June 13, 2003, among the Registrant, Mickey Acquiring Sub, Inc. and MCK Communications, Inc.	Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on June 17, 2003.

2.15	Securities Purchase Agreement dated as of February 20, 2004, among the Registrant and each of the Investors signatory thereto. (The schedules to the Securities Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2004.

2.16	Asset Purchase Agreement dated as of January 21, 2005 with respect to the Registrant’s disposition of its MCK business. (The schedules to the Asset Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

2.17	Asset Purchase Agreement dated as of January 21, 2005 with respect to the Registrant’s disposition of its NACT business. (The schedules to the Asset Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

2.18	Securities Purchase Agreement dated as of February 4, 2005, among the Registrant and each of the Investors signatory thereto. (The schedules to the Securities Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.

Exhibit No.	Exhibit	Method of Filing

2.19	Asset Purchase Agreement dated as of February 23, 2005 by and among the Registrant, WSECI, Inc. and the shareholders of WSECI, Inc. (The schedules to the Asset Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.

3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-18 (File No. 33-51456).

3.2	Amendment to the Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 2, 2000.

3.3	Amendment to the Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 19, 2001.

3.4	Amendment to Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 7, 2005.

3.5	Registrant’s Amended and Restated Bylaws, adopted October 24, 2005.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 7, 2005.

4.1	Warrant dated October 31, 1996, to purchase 106,250 shares of the Registrant’s common stock granted to Walter C. Lovett.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed November 12, 1996.

4.2	Warrant dated October 31, 1996, to purchase 106,250 shares of the Registrant’s common stock granted to Douglas L. Roberson.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 12, 1996.

4.3	Registration Rights Agreement dated as of July 27, 2000, among the Registrant, Strong River Investments, Inc. and Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).

4.4	Warrant dated as of July 27, 2000, to purchase 104,168 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).

4.5	Warrant dated as of July 27, 2000, to purchase 104,168 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).

Exhibit No.	Exhibit	Method of Filing

4.6	Warrant dated as of July 27, 2000, to purchase 26,041 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).

4.7	Warrant dated as of July 27, 2000, to purchase 26,041 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).

4.8	Warrant dated as of July 27, 2000, to purchase 52,083 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).

4.9	Warrant dated as of July 27, 2000, to purchase 52,083 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).

4.10	Warrant dated as of September 29, 2000, to purchase 1,750,000 shares of the Registrant’s common stock granted to Steven A. Odom. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

4.11	Warrant dated as of September 29, 2000, to purchase 875,000 shares of the Registrant’s common stock granted to James M. Logsdon. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

4.12	Warrant dated as of September 29, 2000, to purchase 665,000 shares of the Registrant’s common stock granted to Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

4.13	Warrant dated as of August 21, 2000, to purchase 300,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Steven A. Odom. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

4.14	Warrant dated as of August 21, 2000, to purchase 100,000 shares of Cereus Technology Partners, Inc.’s common stock granted to James M. Logsdon. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

4.15	Warrant dated as of August 21, 2000, to purchase 350,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

4.16	Warrant dated as of August 21, 2000, to purchase 250,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

Exhibit No.	Exhibit	Method of Filing

4.17	Warrant dated as of August 21, 2000, to purchase 50,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Peter Pamplin. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

4.18	Warrant dated as of January 30, 2001, to purchase 83,334 shares of the Registrant’s common stock granted to PNC Bank, National Association.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

4.19	Warrant dated as of January 30, 2001, to purchase 472,689 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

4.20	Warrant dated as of January 30, 2001, to purchase 472,689 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

4.21	Form of 7.5% Convertible Debenture issued in connection with the Convertible Debenture and Warrant Purchase Agreement between the Registrant and the Purchasers named therein (the “Debenture Purchase Agreement”).	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.

4.22	Purchase Agreement dated as of January 18, 2001, among the Registrant, Strong River Investments, Inc. and Bay Harbor Investments, Inc. (the “Strong River Debenture Purchase Agreement”).	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

4.23	Amendment dated as of January 23, 2001, to the Strong River Debenture Purchase Agreement.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

4.24	Amendment dated as of January 25, 2001, to the Strong River Debenture Purchase Agreement.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

4.25	Registration Rights Agreement dated as of January 30, 2001, among the Registrant, Strong River Investments, Inc. and Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

4.26	Form of Warrant issued in connection with the Registrant’s acquisition of Telemate.Net Software, Inc.	Incorporated by reference to Exhibit 4.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

4.27	Registration Rights Agreement dated May 15, 2002, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

4.28	Registration Rights Agreement dated as of February 12, 2003, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

4.29	Form of Warrant issued in connection with the Registrant’s October 2002 private placement offering.	Incorporated by reference to Exhibit 4.45 to the Registrant’s Annual Report on Form 10-K for the period ending December 31, 2002.

Exhibit No.	Exhibit	Method of Filing

4.30	Form of Registration Rights Agreement entered into in connection with the Registrant’s October 2002 private placement offering.	Incorporated by reference to Exhibit 4.46 to the Registrant’s Annual Report on Form 10-K for the period ending December 31, 2002.

4.31	Warrant Agreement dated as of August 17, 1999 to purchase 35,250 shares of AIM Group, Inc.’s stock granted to Randall P. Stern.	Incorporated by reference to Exhibit 4.10 to the Registrants Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).

4.32	Warrant Agreement dated as of October 29, 1999 to purchase 11,750 share of AIM Group, Inc.’s common stock granted to Randall P. Stern.	Incorporated by reference to Exhibit 4.11 to the Registrants Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).

4.33	Warrant Agreement dated as of February 8, 2000 to purchase 85,500 shares of Cereus Technology Partners, Inc.’s common stock granted to Randall P. Stern.	Incorporated by reference to Exhibit 4.12 to the Registrants Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).

4.34	Warrant Agreement dated as of August 17, 1999 to purchase 35,250 shares of AIM Group, Inc.’s stock granted to Burnham Securities, Inc.	Incorporated by reference to Exhibit 4.13 to the Registrants Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).

4.35	Warrant Agreement dated as of October 29, 1999 to purchase 11,750 shares of AIM Group, Inc.’s common stock granted to Burnham Securities, Inc.	Incorporated by reference to Exhibit 4.14 to the Registrants Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).

4.36	Warrant Agreement dated as of February 8, 2000 to purchase 85,500 shares of Cereus Technology Partners, Inc.’s common stock granted to Burnham Securities, Inc.	Incorporated by reference to Exhibit 4.15 to the Registrants Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).

4.37	Warrant Agreement dated as of February 8, 2000 to purchase 5,250 shares of Cereus Technology Partners, Inc.’s common stock granted to Burnham Securities, Inc.	Incorporated by reference to Exhibit 4.16 to the Registrants Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).

4.38	Warrant Agreement dated as of February 8, 2000 to purchase 5,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Jon M. Burnham.	Incorporated by reference to Exhibit 4.17 to the Registrants Registration Statement on Form S-1/A filed October 21, 2003 (File No. 333-108613).

4.39	Warrant Agreement dated as of February 8, 2000 to purchase 7,750 shares of Cereus Technology Partners, Inc.’s common stock granted Randall P. Stern.	Incorporated by reference to Exhibit 4.18 to the Registrants Registration Statement on Form S-1/A filed October 21, 2003 (File No. 333-108613).

4.40	Form of Warrant issued by the Registrant to each Investor in connection with the Registrant’s February 2004 private placement.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2004.

Exhibit No.	Exhibit	Method of Filing

4.41	Form of Registration Rights Agreement among the Registrant and the Investors entered into in connection with the Registrant’s February 2004 private.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 26, 2004.

4.42	Form of 6% Senior Unsecured Convertible Debenture dated February 4, 2005 issued in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.

4.43	Form of Series A Warrant dated February 4, 2005 to purchase shares of the Registrant’s common stock issued in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.

4.44	Form of Series B Warrant dated February 4, 2005 to purchase shares of the Registrant’s common stock issued in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.

4.45	Form of Registration Rights Agreement among the Registrant and the Investors signatory thereto entered into in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.

4.46	Form of warrant to purchase the Registrant’s common stock issued to certain placement agents in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.47	Form of Registration Rights Agreement to be executed in connection with the closing of the transactions contemplated by the Asset Purchase Agreement dated as of February 23, 2005 by and among the Registrant, WSECI, Inc. and the shareholders of WSECI, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.

4.48	Warrant issued July 25, 2005 to Mainfield Enterprises Inc. to purchase 1,500,000 shares of the Registrant’s common stock.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.
4.49	Warrant issued July 25, 2005 to Heimdall Investments, Ltd. to purchase 1,500,000 shares of the Registrant’s common stock.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.

4.50	Warrant issued July 25, 2005 to Mainfield Enterprises Inc. to purchase 500,000 shares of the Registrant’s common stock.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.

4.51	Warrant issued July 25, 2005 to Heimdall Investments, Ltd. to purchase 500,000 shares of the Registrant’s common stock.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.

4.52	Registration Rights Agreement dated as of July 25, 2005, among the Registrant and the investors signatory thereto.	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.

4.53	Form of Warrant issued in the Registrant’s February 2006 Private Placement.	Filed herewith.

Exhibit No.	Exhibit	Method of Filing

4.54	Form of Registration Rights Agreement entered into in connection with the Registrant’s February 2006 Private Placement.	Filed herewith.

10.1	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-18 (File 33-51456).
10.2	Form of Non-Statutory Option Agreement.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-18 (File 33-51456).

10.3	Form of Non-Employee Director Stock Option Agreement.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 1993.
10.4	1992 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-18 (File No. 33-51456).
10.5	1995 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 1995.
10.6	1997 Stock Incentive Plan.	Incorporated by reference to the Registrant’s Proxy Statement for its 1997 Annual Meeting of Stockholders
10.7	1998 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-4 filed February 16, 1999 (File No. 333-68699).
10.8	1999 Stock Incentive Plan.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2004.
10.9	1999 Employee Stock Purchase Plan.	Filed herewith.

10.10	Office Lease Agreement dated as of September 20, 1999, between the Registrant and Galleria 400 LLC.	Incorporated by reference to Exhibit 10.51 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).

10.11	First Amendment to Office Lease Agreement dated as of March 31, 2000, between the Registrant and Galleria 400 LLC.	Incorporated by reference to Exhibit 10.52 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).

10.12	Convertible Debenture Purchase Agreement dated as of July 27, 2000, among the Registrant, Strong River Investments, Inc.	Incorporated by reference to Exhibit 10.53 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).

Exhibit No.	Exhibit	Method of Filing

10.13	Executive Employment Agreement dated as of September 29, 2000, between the Registrant and Steven A. Odom. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.14	Executive Employment Agreement dated as of September 29, 2000, between the Registrant and James M. Logsdon. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.15	Executive Employment Agreement dated as of September 29, 2000, between the Registrant and Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.16	Form of Escrow Agreement entered into in connection with the MessageClick Merger Agreement.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.

10.17	Convertible Debenture and Warrant Purchase Agreement dated as of October 31, 2000, between the Registrant and the purchasers signatory thereto.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.

10.18	Cereus Technology Partners, Inc. Directors’ Warrant Incentive Plan. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10(cc) to Cereus Technology Partners, Inc.’s Annual Report on Form 10-KSB40 for the year ended December 31, 1999.

10.19	Cereus Technology Partners, Inc. Outside Directors’ Warrant Plan. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10(dd) to Cereus Technology Partners, Inc.’s Annual Report on Form 10-KSB40 for the year ended December 31, 1999.

10.20	Loan and Security Agreement dated December 14, 2001, among the Registrant, NACT Telecommunications, Inc., Telemate.Net Software, Inc. and Silicon Valley Bank, Commercial Finance Division.	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.21	Lease Agreement dated as of December 30, 1999, between NACT Telecommunications, Inc. and Boggess-Riverwoods Company, L.L.C.	Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.22	Instrument of Assumption and Substitution of Guarantor of Lease dated as of July 27, 2001, among the Registrant, World Access, Inc., Boggess Holdings, L.L.C. and NACT Telecommunications, Inc.	Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.23	Intellectual Property Security Agreement dated as of December 14, 2001, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.24	Intellectual Property Security Agreement dated as of December 14, 2001, between NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit No.	Exhibit	Method of Filing

10.25	Intellectual Property Security Agreement dated as of December 14, 2001, between Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.26	Telemate.Net Software, Inc. 1999 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.13 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).

10.27	Amendment to the Telemate.Net 1999 Software, Inc. Stock Incentive Plan.	Incorporated by reference to Exhibit 10.18 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).
10.28	Telemate Stock Incentive Plan.	Incorporated by reference to Exhibit 10.10 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).
10.29	Amendment to Telemate Stock Incentive Plan.	Incorporated by reference to Exhibit 10.14 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).

10.30	Form of Indemnification Agreement entered into as of October 12, 2001, between the Registrant and each of its directors and non-director officers at the level of Vice-President and above.	Incorporated by reference to Appendix F-1 to the Registrant’s Registration Statement on Form S-4/A filed October 12, 2001 (File No. 333-62262).

10.31	Interest Purchase Agreement dated as of June 4, 2002, between the Registrant and NeTrue Communications, Inc.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.32	Subordination Agreement dated April 25, 2002, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.

10.33	Amendment to Loan Documents dated February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.34	Loan and Security Agreement (Exim Program) dated February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.35	Borrower Agreement dated February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.36	Secured Promissory Note dated February 12, 2003, in principal amount of $4.0 million, made by the Registrant in favor of Silicon Valley Bank.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

Exhibit No.	Exhibit	Method of Filing

10.37	Subordination Agreement dated February 12, 2003, among the Registrant, Clarent Corporation and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.38	Loan and Security Agreement dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.39	Secured Subordinated Promissory Note dated February 12, 2003, in principal amount of $5.0 million, made by the Registrant in favor of Clarent Corporation.	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.40	Secured Subordinated Promissory Note dated February 12, 2003, in principal amount of $3.0 million, made by the Registrant in favor of Clarent Corporation.	Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.41	Unsecured Subordinated Promissory Note, dated February 12, 2003, in principal amount of $1.8 million, made by the Registrant in favor of Clarent Corporation.	Incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.42	Bill of Sale, Assignment and Assumption Agreement, dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.10 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.43	Assignment of Patent Rights dated as of February 7, 2003, made by Clarent Corporation to the Registrant.	Incorporated by reference to Exhibit 99.11 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.44	Assignment of Trademarks dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.12 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.45	Intellectual Property and Security Agreement dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.13 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.46	Settlement Agreement dated November 6, 2002, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.47	Assignment and Collection Agreement dated December 5, 2002, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.48	Cross-Corporate Continuing Guaranty dated as of February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Clarent Canada Ltd.	Incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.49	Lease for 1221 West Mineral Avenue, dated as of February 11, 2003, between the Registrant and A.S. Burger Investments, LLC.	Incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

Exhibit No.	Exhibit	Method of Filing

10.50	Movable Hypothec dated as of February 20, 2003, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.51	Movable Hypothec dated as of February 20, 2003, between the Clarent Canada Ltd. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.52	Settlement Agreement and Full Release of Claims dated as of February 12, 2003, between the Registrant and John M. Good.	Incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.53	Arbitration Award Agreement dated February 3, 2002, and among the Registrant, Clunet R. Lewis and CLR Enterprises, Inc.	Incorporated by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.54	Arbitration Award Agreement dated February 3, 2002, among the Registrant, William P. O’Reilly and Montana Corporation.	Incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.55	Consulting Agreement dated as of March 14, 2003, between the Registrant and William P. O’Reilly.	Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.56	Consulting Agreement dated as of March 14, 2003, between the Registrant and Clunet R. Lewis.	Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.57	Amendment to Loan Documents dated April 7, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.58	Amendment to Loan Documents (Exim Program) dated April 7, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.59	Assignment and Assumption Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the U.K. assets.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.60	Assignment and Assumption Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the U.S. assets.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.61	Assignment and Assumption Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the Canadian assets.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.62	Bill of Sale dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the U.K. assets.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

Exhibit No.	Exhibit	Method of Filing

10.63	Bill of Sale dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the U.S. assets.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.64	Bill of Sale dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the Canadian assets.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.65	Secured Convertible Promissory dated January 21, 2005 issued to the Registrant in principal amount of $3.5 million in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.66	Security Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.67	Copyright Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.68	Domain Name Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.10 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.69	Patent Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.11 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.70	Trademark Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.12 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.71	Bill of Sale dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.13 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.72	Copyright Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.14 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.73	Trademark Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.15 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.74	Patent Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.16 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.75	License Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.17 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

Exhibit No.	Exhibit	Method of Filing

10.76	Reciprocal Reseller Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.18 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.77	Call Center Services Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.19 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.78	Instrument of Assignment, Agreement and Consent dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.20 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.79	Cash Collateral Agreement dated as of February 4, 2005 between the Registrant, the Investors signatory thereto and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.

10.80	Form of Seller Non-competition Agreement to be executed in connection with the closing of the transactions contemplated by the Asset Purchase Agreement dated as of February 23, 2005 by and among the Registrant, WSECI, Inc. and the shareholders of WSECI, Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.

10.81	Form of Bill of Sale, Assignment and Assumption Agreement Seller to be executed in connection with the closing of the transactions contemplated by the Asset Purchase Agreement dated as of February 23, 2005 by and among the Registrant, WSECI, Inc. and the shareholders of WSECI, Inc.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.

10.82	Non-qualified Stock Option entered into March 15, 2005 and effective November 3, 2004 to purchase 500,000 shares of the Registrant’s common stock granted to Lewis Jaffe. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report filed on March 21, 2005 and amended on April 28, 2005.

10.83	Non-qualified Stock Option entered into March 15, 2005 and effective November 3, 2004 to purchase 250,000 shares of the Registrant’s common stock granted to Lewis Jaffe. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report filed on March 21, 2005 and amended on April 28, 2005.

10.84	Non-qualified Stock Option entered into March 15, 2005 and effective November 3, 2004 to purchase 250,000 shares of the Registrant’s common stock granted to Lewis Jaffe. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report filed on March 21, 2005 and amended on April 28, 2005.

10.85	Non-qualified Stock Option entered into March 15, 2005 and effective November 19, 2004 to purchase 250,000 shares of the Registrant’s common stock granted to Montgomery Bannerman. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005 and amended on April 28, 2005.

10.86	Amendment to Loan Documents dated March 15, 2005, among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc., Needham (Delaware) Corp. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005 and amended on April 28, 2005.

Exhibit No.	Exhibit	Method of Filing

10.87	Amendment to Loan Documents (Exim Program) dated March 15, 2005, among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005 and amended on April 28, 2005.

10.88	Borrower Agreement dated March 15, 2005, among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005 and amended on April 28, 2005.

10.89	Amended and Restated Secured Promissory Note dated March 15, 2005, in principal amount of $10.0 million, made by the Registrant, Provo Prepaid (Delaware) Corp. and Telemate.Net Software, Inc. in favor of Silicon Valley Bank.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005 and amended on April 28, 2005.

10.90	Assumption Agreement dated April 14, 2005, among the Registrant, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.91	Borrower Agreement dated April 14, 2005, among the Registrant, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.92	Amended and Restated Secured Promissory Note dated April 14, 2005, in principal amount of $10.0 million, made by the Registrant, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp. and Telemate.Net Software, Inc. in favor of Silicon Valley Bank.	Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.93	Assumption Agreement dated April 14, 2005, among the Registrant, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.94	Borrower Agreement dated April 14, 2005, among the Registrant, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.95	Amended and Restated Secured Promissory Note dated April 14, 2005, in principal amount of $10.0 million, made by the Registrant, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp. and Telemate.Net Software, Inc. in favor of Silicon Valley Bank.	Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.96	Sublease dated July 1, 2005, between the Registrant and Digital Insurance, Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 8, 2005.

10.97	Bill of Sale dated July 1, 2005, executed by the Registrant in favor of Digital Insurance, Inc.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on July 8, 2005.

Exhibit No.	Exhibit	Method of Filing

10.98	Security Agreement entered into on July 1, 2005, between the Registrant and Digital Insurance, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on July 8, 2005.

10.99	Amendment to the 7.5% Convertible Debentures dated as of July 25, 2005 among the Registrant, Mainfield Enterprises Inc. and Heimdall Investments, Ltd.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.

10.100	Limited Waiver and Amendment to Loan Documents dated July 25, 2005 between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.

10.101	Limited Waiver and Amendment to Loan Documents (Exim Program) dated July 25, 2005 between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.

10.102	Security Agreement entered into on July 1, 2005, between the Registrant and Digital Insurance, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 8, 2005.

10.103	Amendment to the 7.5% Convertible Debentures dated as of July 25, 2005 among the Registrant, Mainfield Enterprises Inc. and Heimdall Investments, Ltd.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 29, 2005.

10.104	Limited Waiver and Amendment to Loan Documents dated July 25, 2005 between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 29, 2005.

10.105	Limited Waiver and Amendment to Loan Documents (Exim Program) dated July 25, 2005 between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 29, 2005.

10.106	Separation Agreement between the Registrant and Lewis Jaffe entered into on August 16, 2005.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed August 22, 2005.

10.107	Verso Technologies, Inc. 1999 Stock Incentive Plan, as amended September 22, 2005.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed September 28, 2005.

10.108	Amendment #1 to Secured Convertible Promissory Note among the Registrant, CITEL Technologies Limited and CITEL Technologies, Inc. entered into on September 23, 2005.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed September 28, 2005.

10.109	Subordination Agreement dated as of September 23, 2005, between the Registrant and Bridge Bank, National Association.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed September 28, 2005.

10.110	Executive Employment Agreement executed on October 24, 2005, but effective as of October 1, 2005 between the Registrant and Montgomery Bannerman. (Represents an executive compensatory plan or arrangement.)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Amendment No. 1 to Current Report on Form 8-K filed October 27, 2005.

Exhibit No.	Exhibit	Method of Filing

10.111	Amended and Restated Executive Employment Agreement executed on October 24, 2005, but effective as of October 1, 2005 between the Registrant and Steven A. Odom. (Represents an executive compensatory plan or arrangement.)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 27, 2005.

10.112	Amended and Restated Executive Employment Agreement executed on October 24, 2005, but effective as of October 1, 2005 between the Registrant and Juliet M. Reising. (Represents an executive compensatory plan or arrangement.)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed October 27, 2005.

10.113	Amended and Restated Promissory Note made by the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Needham (Delaware) Corp. dated March 24, 2006.	Filed herewith.

10.114	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement dated as of March 24, 2006 among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. Needham (Delaware) Corp. and Silicon Valley Bank.	Filed herewith

10.115	Amendment to Loan Documents dated January 27, 2006 among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. Needham (Delaware) Corp. and Silicon Valley Bank.	Filed herewith.

10.116	Amendment to Loan Documents (EXIM Program) dated as of March 24, 2006 among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. Needham (Delaware) Corp. and Silicon Valley Bank.	Filed herewith.

10.117	Amendment to Loan Documents dated as of March 24, 2006 among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. Needham (Delaware) Corp. and Silicon Valley Bank.	Filed herewith.
21.1	Subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of Grant Thornton LLP.	Filed herewith.

23.2	Consent of KPMG LLP.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer.	Filed herewith.