Form 10-Q
period 2006-03-31
VERSO TECHNOLOGIES INC
filed 2006-05-15
CIK 797448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Yes ☑ No ☐.
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑.
Indicated by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of May 12, 2006: 33,104,196.

VERSO TECHNOLOGIES, INC.
FORM 10-Q

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$1,996	$1,079
Restricted cash	1,671	1,656
Accounts receivable, net of allowance for doubtful accounts of $767 and $742, respectively	6,892	7,336
Inventories	5,717	4,259
Other current assets	1,921	1,954
Current portion of note receivable	649	655

Total current assets	18,846	16,939

Property and equipment, net of accumulated depreciation and amortization of $4,957 and $4,671, respectively	1,991	2,305
Investment	679	745
Note receivable, net of current portion	2,552	2,736
Other intangibles, net of accumulated amortization of $1,983 and $1,729, respectively	2,624	2,859
Goodwill	2,514	2,514

Total assets	$29,206	$28,098

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$—	$1,269
Accounts payable	2,729	2,309
Accrued compensation	923	1,111
Accrued expenses	2,638	2,231
Current portion of accrued loss on sublease	503	543
Current portion of liabilities of discontinued operations	1,844	1,921
Current portion of convertible debentures	3,631	3,262
Unearned revenue and customer deposits	2,272	2,391

Total current liabilities	14,540	15,037

Accrued loss on sublease, net of current portion	1,055	1,150
Liabilities of discontinued operations, net of current portion	478	610
Other long-term liabilities	25	50
Notes payable, net of current portion	2,805	2,785
Convertible debentures, net of current portion	5,337	5,627

Total liabilities	24,240	25,259

Shareholders’ equity:
Preferred stock,no par value, 200,000 shares authorized; 156,000 shares issued and none outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 32,910,078 and 27,310,524 shares issued and outstanding	329	273
Additional paid-in capital	341,751	334,650
Stock payable	—	67
Accumulated deficit	(336,931)	(331,991)
Accumulated other comprehensive income (loss) — foreign currency translation	(183)	(160)

Total shareholders’ equity	4,966	2,839

Total liabilities and shareholders’ equity	$29,206	$28,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the three months ended March 31,
	2006	2005
Revenue:
Products	$3,597	$2,738
Services	3,191	3,868

Total revenue	6,788	6,606

Cost of revenue:
Products:
Product costs	1,657	1,383
Amortization of intangibles	194	68

Total cost of product	1,851	1,451
Services	2,096	2,335

Total cost of revenue	3,947	3,786

Gross profit:
Products	1,746	1,287
Services	1,095	1,533

Total gross profit	2,841	2,820

Operating expenses:

General and administrative	2,433	2,478
Sales and marketing	1,774	2,211
Research and development	1,779	1,684
Depreciation and amortization	463	660
Reorganization costs	—	124

Total operating expenses	6,449	7,157

Operating loss from continuing operations	(3,608)	(4,337)

Other income (expense), net:

Other income	1	6

Equity in loss of investment	(66)	(29)

Interest expense, net including $903 and $349 of amortization of loan fees and discount on convertible debentures in each period, respectively	(1,267)	(574)

Other expense, net	(1,332)	(597)

Loss from continuing operations before income taxes	(4,940)	(4,934)

Income taxes	—	—

Loss from continuing operations	(4,940)	(4,934)

Loss from discontinued operations	—	(566)

Net loss	$(4,940)	$(5,500)

Net loss per common share — basic and diluted:
Loss from continuing operations	$(0.17)	$(0.18)
Loss from discontinued operations	—	(0.02)

	$(0.17)	$(0.20)

Weighted average shares outstanding — basic and diluted	29,933,805	26,683,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(Unaudited)

	For the three months ended March 31,
	2006	2005
Operating Activities:

Continuing operations:
Net loss from continuing operations	$(4,940)	$(4,934)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Equity in loss of investment	66	29
Stock based compensation	55	—
Depreciation and amortization	658	728
Provision for doubtful accounts	80	59
Amortization of loan fees and discount on convertible subordinated debentures	903	349
Other	9	(14)
Changes in current operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	364	583
Inventories	(1,458)	519
Other current assets	27	(249)
Accounts payable	420	(452)
Accrued compensation	(188)	(306)
Accrued expenses	247	(197)
Unearned revenue and customer deposits	(119)	457

Net cash used in continuing operating activities	(3,876)	(3,428)

Discontinued operations:
Loss from discontinued operations	—	(566)
Adjustment to reconcile loss from discontinued operations to net cash used in discontinued operating activities	(259)	(142)

Net cash used in discontinued operating activities	(259)	(708)

Net cash used in operating activities	(4,135)	(4,136)

Investing Activities:

Continuing operations:
Net cash used in investing activities for continuing operations - Purchases of property and equipment	(123)	(299)
Purchase of WSECI	—	(244)
Increase in restricted cash	(15)	(1,620)

Net cash used in investing activities for continuing operations	(138)	(2,163)

Discontinued operations:
Proceeds from notes receivable from Citel	240	—
Proceeds from sale of discontinued operations	—	4,015

Net cash provided by investing activities for discontinued operations	240	4,015

Net cash provided by investing activities	102	1,852

Financing Activities:
Net payments on line of credit	(1,269)	—
Payments of convertible debentures	(675)	—
Proceeds from convertible debentures, net	—	12,757
Proceeds from private placement, net	6,888	—
Proceeds from the issuances of common stock in connection with the exercise of options, net	6	—

Net cash provided by financing activities	4,950	12,757

Effect of exchange rate changes on cash	—	(7)

Increase in cash and cash equivalents	917	10,466

Cash and cash equivalents at beginning of period	1,079	4,234

Cash and cash equivalents at end of period	$1,996	$14,700

Supplemental disclosure of cash flow information:

Cash payments during the periods for:

Interest	$110	$177

Income taxes	$(4)	$(70)

Non-cash investing and financing activities

Common stock consideration for acquisitions:
WSECI — issuance of 950,000 shares of common stock	$20	$331

Issuance of note receivable in disposition of MCK	—	3,500

Issuance of warrants in conjunction with convertible debentures	—	4,523

Issuance of common stock and warrants in exchange for services	123	694

Assets acquired and liabilities assumed in conjunction with business acquisitions:

Fair value of assets acquired, excluding cash and restricted cash	—	1,084
Liabilities assumed	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC AND SUBSIDIARIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
1.	BASIS OF PRESENTATION
Verso Technologies, Inc. and subsidiaries (the “Company”) is a global technology provider of next-generation network packet-based bundled technology for service providers. The Company’s continuing operations include two separate business segments (i) the Packet-based Technologies Group, which includes the Company’s softswitching division, the Company’s NetPerformer division, the Company’s subsidiary Telemate.Net Software, Inc. (“Telemate.Net”) and the Company’s I-Master division; and (ii) the Advanced Applications Services Group, which includes the Company’s technical applications support group. The Packet-based Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Packet-based Technologies Group offers hardware and software for companies seeking to build private, packet-based voice and data networks. Additionally, the Packet-based Technologies Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices. The Advanced Applications Services Group includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Packet-based Technologies Group.
In January 2005, the Company sold substantially all of the operating assets of its NACT Telecommunications, Inc., now known as Provo Pre-Paid (Delaware) Corp. (“NACT”) and MCK Communications, Inc., now known as Needham (Delaware) Corp. (“MCK”) businesses to better focus the Company’s capital and management resources on next-generation network solutions. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company believes that the I-Master platform which the Company acquired from WSECI, Inc., a Delaware corporation formerly known as Jacksonville Technology Associates, Inc. (“WSECI”), in March 2005 after forming a strategic partnership with WSECI in the latter half of 2004 permits the Company to offer a better solution. Further the Company disposed of its MCK business because the Company intends to focus on next-generation solutions for service providers and the products of the MCK business did not fit that profile. The operations of NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements.
On October 11, 2005, the Company effected a 1-for-5 reverse stock split of the Company’s outstanding common stock, pursuant to which every five (5) shares of the Company’s common stock outstanding on such date were converted into one (1) share of the Company’s common stock (the “Reverse Split”). This Reverse Split has been reflected retroactively throughout this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (this “Quarterly Report”)..
The consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including Telemate.Net; Clarent Canada Ltd., now known as Verso Technologies Canada Inc. (“Verso Canada”), MCK and NACT. MCK and NACT are reflected in discontinued operations. These subsidiaries were acquired and were all accounted for as purchases (see Note 2).
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
March 31, 2006
(Unaudited)
1.	BASIS OF PRESENTATION, Continued
The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements. The accompanying condensed consolidated unaudited quarterly financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”).
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
Pursuant to the Asset Purchase Agreement, the Company may become obligated to issue to WSECI additional contingent consideration of up to $5.0 million based on the sales of certain WSECI products and services. The initial $500,000 of such contingent consideration was earned by WSECI based upon specific customer transactions the Company completed, and the remaining $4.5 million of the contingent consideration may be earned by WSECI based on the revenue generated from the WSECI assets during the 18-month period following the acquisition, which revenue must equal a minimum of $88.0 million during such period in order for all of such remaining contingent consideration to be earned. The contingent consideration is payable in cash or shares of the Company’s common stock at the election of the Company. During the year ended December 31, 2005, pursuant to the Asset Purchase Agreement, the Company issued contingent consideration of an aggregate of 277,099 shares of the Company’s common stock with a fair value of $396,000. In addition, during the quarter ended March 31, 2006, pursuant to the Asset Purchase Agreement, the Company issued contingent consideration of an aggregate of 18,155 shares of the Company’s common stock with a fair value of $20,000. The additional shares issued were recorded as an increase in other intangibles-current technology which is being amortized over the remaining estimated life of the original purchased technology. It is not possible to estimate what, if any, additional stock payment would be due as additional contingent consideration at this time. When the additional contingent consideration is determined, it will further increase the amount of the purchase price allocated to other intangible assets and will be amortized over the remaining useful life of the asset.
The adjusted allocation of the costs of the acquisition of WSECI (initial cost plus contingent payments) are as follows (in thousands):

WSECI
Property and equipment	$52
Accounts receivable	93
Other intangibles	1,383

Cost of acquisition	$1,528

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(Unaudited)
2.	MERGERS AND ACQUISITIONS, Continued
The Company formed a strategic partnership with WSECI in the latter half of 2004 and, therefore, the results of WSECI were included in the Company’s consolidated results beginning October 1, 2004. Therefore, presentation of pro forma information would be the same as operations presented in the condensed consolidated statements of operations.
3.	EQUITY INVESTMENT
On October 1, 2002, the Company acquired a 51% interest in Shanghai BeTrue Infotech Co., Ltd. (“BeTrue”). The remaining 49% interest in BeTrue is owned by Shanghai Tangsheng Investments & Development Co. Ltd (“Shanghai Tangsheng”). The joint venture provides the Company with a distribution channel in the China and Asia-Pacific region for the Company’s application-based Voice over Internet Protocol (“VoIP”) gateway solutions, billing systems, value-added applications and web filtering solutions. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated. The Company determined that since BeTrue was a business, BeTrue did not fall under the scope of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (R), “Consolidation of Variable Interest Entities” and there was no impact on the Company’s financial position or results of operations.
The Company purchased the 51% interest in BeTrue for $100,000 from NeTrue Communications, Inc., Shanghai Tangsheng’s former joint venture partner. The Company also contributed to the joint venture certain next-generation communication equipment and software valued at approximately $236,000 and cash in the amount of $100,000.
Summarized financial information reported by this affiliate for the three months ended March 31, 2006 and 2005 (in thousands) are as follows:

	Three months ended
	March 31,
	2006	2005
Operating results:
Revenues	$—	$469

Operating loss	$(67)	$(56)

Net loss	$(67)	$(56)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
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
Summary operating results of the discontinued operations (in thousands) are as follows:

	Three months ended March 31,
	2006	2005
Revenue	$—	$212

Gross loss	—	(27)

Operating loss	—	(566)

Loss from discontinued operations	$—	$(566)

The operating loss from discontinued operations in the three months ended March 31, 2005 includes general and administrative costs of $97,000, sales and marketing costs of $104,000, research and development costs of $275,000 and depreciation and amortization of $61,000.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(Unaudited)
4.	DISCONTINUED OPERATIONS, Continued
Assets and liabilities of discontinued operations (in thousands) are as follows:

	March 31,	December 31,
	2006	2005
Assets of discontinued operations:
Notes receivable	$3,201	$3,391

Liabilities of discontinued operations:
Accrued rent	$1,547	$1,707
Other current liabilities	775	824

Liabilities of discontinued operations	$2,322	$2,531

In connection with the disposition of the MCK business, CITEL Technologies Limited (“Citel U.K.”) and CITEL Technologies, Inc. (“Citel U.S.” and together with CITEL U.K., “CITEL”) issued to the Company a convertible secured promissory note in principal amount of $3.5 million (the “Note”). The outstanding principal under the Note accrues interest at an annual rate of 6% and has remaining payments with all interest accrued thereon of eleven monthly payments of $60,000 followed by sixteen monthly payments of $75,000, with all remaining outstanding principal and interest under the Note payable on January 21, 2008. Under certain circumstances described in the Note, all or any portion of the principal outstanding under the Note may be converted at the Company’s option into shares of the capital stock of Citel U.K. Citel’s obligations under the Note are secured by a security interest in certain assets sold to CITEL.
Accrued rent relates primarily to several leases for buildings and equipment that are no longer being utilized in continuing operations. The accrual is for all remaining payments due on these leases, less estimated amounts to be paid by any sublessors. The accrual contains one lease with total payments remaining through January 31, 2010 of $1.6 million and assumes that the building will be sub-leased for approximately 57% of the total lease liability over the remaining term of the lease and one lease with total payments remaining through March 31, 2007 of $1.3 million, discounted at 6%, which has been sub-leased for approximately 65% of the total lease liability over the remaining term of the lease.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(Unaudited)
4.	DISCONTINUED OPERATIONS, Continued

The activity in the liabilities of discontinued operations (in thousands) for the three months ended March 31, 2006 and 2005 was as follows:

	Three months ended March 31,
	2006	2005
Balance beginning of period	$2,531	$3,013

Lease payments, net of sublease receipts	(160)	(219)
Other payments	(38)	(111)
Estimated costs of disposal of discontinued operations	—	1,000
Legal and other costs of disposal	(11)	(179)

Balance end of period	$2,322	$3,504

5.	INVENTORIES

Inventories consist primarily of purchased electronic components, and are stated at the lower of cost or market. Cost is determined by using average cost.

Inventories as of March 31, 2006 and December 31, 2005 are comprised of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$4,168	$3,026
Work in process	4	5
Finished goods	1,545	1,228

Total inventories	$5,717	$4,259

The inventory amounts noted are net of allowance of $1.2 million at March 31, 2006 and December 31, 2005.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
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

Goodwill and other intangible assets consist of the following (in thousands):

	Amortization	March 31,	December 31,
	Period in months	2006	2005
Intangibles subject to amortization:
Current technology	36 months	$2,204	$2,185
Customer relationship	120 months	2,403	2,403

Weighted average months	80 months	4,607	4,588

Accumulated amortization:
Current technology		(1,202)	(1,008)
Customer relationship		(781)	(721)

Net intangibles subject to amortization		2,624	2,859

Goodwill		2,514	2,514

Total goodwill and other intangibles		$5,138	$5,373

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(Unaudited)
7.	LOAN FACILITY WITH SILICON VALLEY BANK

In March 2006, the Company and Silicon Valley Bank (“Silicon”), the Company’s primary lender, renewed the Company’s credit facility with Silicon (the “Credit Agreement”). The Credit Agreement provided for a credit line of $10.0 million. The working capital line includes an export-import (“EX-IM”) facility that will provide for working capital based on the Company’s international accounts receivable and inventories related to export sales. The Company’s borrowings under the Credit Agreement are secured by substantially all of the assets of the Company. Interest on borrowings under the Amended Credit Agreement is computed at 2.25% above Silicon’s Base Rate, with a minimum Base Rate of 4.25% (10.0% at March 31, 2006). The Credit Agreement provides for up to $2.5 million in letters of credit. Advances are limited by a formula based on eligible receivables, inventories, certain cash balances, outstanding letters of credit and certain subjective limitations. Interest payments are due monthly, and the Credit Agreement expires in March 2007. The Credit Agreement includes a loan fee of $135,000 and .375% per annum on unused available borrowings. The loan fees will be amortized to interest expense over the term of the Credit Agreement. Under the terms of the Credit Agreement, the Company must (i) satisfy certain financial covenants with respect to minimum cash/excess availability and tangible net worth, which are computed monthly; (ii) may not declare dividends or incur any additional indebtedness without the consent of Silicon; and (iii) must comply with other financial covenants, as defined in the Credit Agreement. Although the Company was not in compliance with the tangible net worth covenant at March 31, 2006, Silicon waived compliance with such covenant.

The Company had no borrowings under the Credit Agreement as of March 31, 2006. The total borrowing availability under the Credit Agreement at March 31, 2006 was $7.1 million. The Company has outstanding letters of credit in the amount of $1.6 million at March 31, 2006, which reduce borrowing capacity under the Credit Agreement.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(Unaudited)
8.	CONVERTIBLE DEBENTURES

Senior Unsecured Convertible Debentures

On February 4, 2005, the Company completed a private placement of senior unsecured convertible debentures and warrants pursuant to a securities purchase agreement with certain institutional investors. The Company issued $13.5 million of senior unsecured convertible debentures, Series A warrants exercisable for 2.2 million shares of the Company’s common stock and Series B warrants exercisable for 2.0 million shares of the Company’s common stock. The debentures have been discounted to reflect the fair value of the warrants issued, totaling approximately $4.5 million. In addition, after allocation of the fair value of the warrants issued, the remaining fair value of the debentures resulted in a computed beneficial conversion feature with a fair value of $3.6 million. The amount was recorded as a discount in the third quarter as a result of additional analysis of the calculation of the beneficial conversion feature. The impact of this additional discount was immaterial to the statement of operations for the first and second quarters. If the entry for the additional discount would have been recorded in February 2005, the impact of this additional discount on the balance sheets as of March 31, 2005 and June 30, 2005 would have been as follows (in thousands):

	As filed	Adjusted
March 31, 2005:

Convertible debentures	$9,171	$5,607
Total liabilities	28,322	24,783
Total shareholders’ equity	12,404	15,959

June 30, 2005:

Convertible debentures	$9,440	$6,006
Total liabilities	30,202	26,768
Total shareholders’ equity	6,044	9,519
The discount is being amortized to interest expense over the life of the senior unsecured convertible debentures. The unamortized discount totaled approximately $5.9 million at March 31, 2006. The senior unsecured convertible debentures bear interest at a rate of 6.75%, and are due February 2009 and are convertible into approximately 5.4 million shares of the Company’s common stock at an initial conversion price of $2.50 per share, subject to anti-dilution adjustments and certain limitations. Interest is payable on a quarterly basis and principal is payable on a quarterly basis beginning August 2006. The Series A warrants issued in connection with the private placement are exercisable for a period of five years commencing on February 4, 2005 and at an exercise price of $3.60 per share.

The Series B warrants issued in connection with the private placement were exercisable for a period of 90 days, commencing on June 16, 2005, and had an exercise price of $3.90 per share. The Series B warrants expired in September 2005. The Company paid certain private placement fees and attorney’s fees totaling $993,000 and issued Series A warrants, on the same terms as disclosed above, exercisable for 302,400 shares of the Company’s stock with a value of $561,000, in connection with the private placement. The fees were recorded as prepaid loan origination fees and are being amortized to interest expense over the term of the debentures. The unamortized fees totaled approximately $1.1 million at March 31, 2006. In connection with the private placement, the Company received net proceeds of approximately $12.5 million, including $1.6 million in restricted cash, net of expenses.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(Unaudited)
8.	CONVERTIBLE DEBENTURES, Continued

Convertible Subordinated Debentures

On July 25, 2005, the Company announced that it had restructured its outstanding 7.5% convertible debenture with an aggregate principal amount of $4.5 million due November 22, 2005. Pursuant to the restructuring, $2.9 million of the aggregate principal amount has been paid as of March 31, 2006, and the remaining principal amount of $1.6 million will be paid in equal monthly installments through October 2006. The interest rate on the unpaid principal increased to 12% at November 22, 2005 through the term of the amended debentures.

In connection with the restructuring, the Company issued warrants to purchase an aggregate of 800,000 shares of the Company’s common stock at an exercise price of $2.50 per share exercisable beginning on November 22, 2005. Of these warrants, 600,000 expire January 1, 2007. The remaining 200,000 have a five year term. Notwithstanding the foregoing, the expiration date of the warrants issued in connection with the restructuring will be extended for each day following November 22, 2005 on which a registration statement covering the resale of the shares of the Company’s common stock issuable upon exercise of such warrants has not been declared effective by the SEC. As of March 31, 2006, such registration statement has not been declared effective. The fair value of the warrants issued, totaled approximately $877,000 and was recorded as additional discount on the debentures. The discount is being amortized to interest expense over the remaining life of the debentures. The unamortized discount totaled approximately $194,000 at March 31, 2006.

9.	OTHER COMPREHENSIVE LOSS

Comprehensive loss for the three months ended March 31, 2006 and 2005 is shown in the following table (in thousands):

	Three months ended March 31,
	2006	2005
Net loss	$(4,940)	$(5,500)
Other comprehensive loss:
Foreign currency translation	(23)	(191)

Comprehensive loss	$(4,963)	$(5,691)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
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

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(Unaudited)
10.	SEGMENT INFORMATION, Continued

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Packet-based	Advanced
	Technologies	Application
	Group	Services Group	Total
For the Three Months Ended March 31, 2006
Revenue	$4,881	$1,907	$6,788
(Loss) contribution before unallocated items	(1,577)	200	(1,377)

At March 31, 2006
Goodwill	1,061	1,453	2,514
Total assets	14,838	3,683	18,521

For the Three Months Ended March 31, 2005
Revenue	$4,071	$2,535	$6,606
(Loss) contribution before unallocated items	(2,275)	592	(1,683)

At December 31, 2005
Goodwill	1,061	1,453	2,514
Total assets	14,437	3,655	18,092
The following table reconciles the contribution before unallocated items to the loss before discontinued operations (in thousands):

	Three months ended March 31,
	2006	2005
Loss before unallocated items, per above	$(1,377)	$(1,683)
Corporate general and administrative expenses	(1,742)	(1,813)
Corporate research and development	(26)	(57)
Depreciation and amortization	(463)	(660)
Reorganization costs	—	(124)
Other	(1,332)	(597)
Income taxes	—	—

Loss from continuing operations	$(4,940)	$(4,934)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(Unaudited)
10.	SEGMENT INFORMATION, Continued

The following table reconciles the segment total assets to the Company’s total assets:

	March 31,	December 31,
	2006	2005
Total assets before unallocated items, per above	$18,521	$18,092
Corporate assets:
Cash and cash equivalents	1,862	706
Restricted cash	1,671	1,656
Current portion of notes receivable	649	655
Other current assets	1,577	1,594
Property and equipment, net	1,695	1,914
Investment	679	745
Notes receivable, net of current portion	2,552	2,736

	$29,206	$28,098

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

	Canada	United States	Total
For the Three Months Ended March 31, 2006
Revenue	$—	$6,788	$6,788
(Loss) contribution before unallocated items	(1,294)	(83)	(1,377)

For the Three Months Ended March 31, 2005
Revenue	$—	$6,606	$6,606
Loss before unallocated items	(1,025)	(658)	(1,683)

At March 31, 2006
Total Assets	530	28,676	29,206

At December 31, 2005
Total Assets	715	27,383	28,098

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(Unaudited)
11.	REORGANIZATION COSTS

In January 2005, the Company disposed of substantially all of the operating assets of NACT and MCK, which resulted in six corporate positions being eliminated. The Company recorded reorganization costs of $124,000 during the three months ended March 31, 2005.

12.	STOCK OPTIONS AND WARRANTS

The Company has a stock option plan for employees, members of the board of directors, consultants, and other individual contributors to the Company which enables the Company to grant up to 3.5 million qualified and nonqualified incentive stock options as well as other stock-based awards. In addition, in connection with various financing and acquisition transactions, and for services provided to the Company, the Company has issued warrants to purchase the Company’s common stock. A summary of stock options and warrants outstanding at March 31, 2006 is as follows:

OPTIONS AND WARRANTS ISSUED TO EMPLOYEES

	Options and Warrants Outstanding		Options and Warrants Exercisable
Range of Exercise	Outstanding at	Weighted Average	Exercisable at	Weighted Average
Prices	March 31, 2006	Exercise Price	March 31, 2006	Exercise Price
$0.95-$1.45	560,923	$1.44	521,173	$1.43
$1.45-$2.50	821,770	$2.20	670,020	$2.16
$2.51-$5.00	223,858	$3.26	183,358	$3.22
$5.01-$7.50	150,625	$6.47	100,625	$6.59
$7.51-$90.00	1,444,221	$15.09	1,443,346	$15.09

Total	3,201,397	$8.16	2,918,522	$8.65

Options and warrants issued to employees generally terminate ten years from the date of grant. Termination dates on the options for the options and warrants listed above range from April 3, 2006 to March 15, 2016.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(Unaudited)
12.	STOCK OPTIONS AND WARRANTS, Continued

A summary of the status of stock options and warrants granted to employees as of March 31, 2006, and the changes during the three months ended March 31, 2006 is presented below:

	Number of	Weighted
	Shares of	Average
	Underlying	Exercise
	Options	Prices
Outstanding at beginning of the period	3,201,096	$8.23

Granted	50,000	6.25

Exercised	(4,060)	1.45

Forfeited	(45,639)	11.59

Expired	—	—

Outstanding at end of period	3,201,397	$8.16

Exercisable at end of period	2,918,522	$8.65

The weighted average grant date fair value for options granted during the three months ended March 31, 2006 was $58,000.
A summary of warrants issued primarily in connection with financing is as follows:

	Number of	Weighted Average
Exercise Price	Outstanding Warrants	Exercise Price	Expiration Date
$0.05	5,000	$0.05	October 2006
$1.56	5,614,692	$1.56	August 2011
$2.17	800,000	$2.17	January 2007-July 2010
$2.91	2,462,400	$2.19	February 2010
$6.82	491,505	$6.82	February 2011
$26.25-$30.00	50,000	$28.50	October 2006

Total	9,423,597	$3.59

The exercise price and number outstanding for certain warrants previously issued have been adjusted according to their anti-dilution provisions.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(Unaudited)
12.	STOCK OPTIONS AND WARRANTS, Continued

A summary of the status of warrants issued primarily in connection with financing as of March 31, 2006, and the changes during the three months ended March 31, 2006 is presented below:

	Number of	Weighted
	Shares of	Average
	Underlying	Exercise
	Warrants	Prices
Outstanding at beginning of period	4,107,192	$3.82

Granted	5,614,692	1.56

Exercised	—	—

Expired	(298,287)	6.74

Outstanding at end of period	9,423,597	$2.38

Exercisable at end of period	3,808,905	$3.59

     The warrants issued in connection with the private placement on February 17, 2006, are exercisable, after six months, for a period of five years and at an exercise price of $1.56 per share.
     In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all share-based payments granted prior to, but not fully vested as of January 1, 2006, based on the grant date fair value as calculated under the proforma disclosure-only expense provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with provisions of SFAS No. 123(R). The adoption of SFAS No. 123(R) primarily resulted in compensation expense being recorded for stock options. The results for prior periods have not been restated.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(Unaudited)
12.	STOCK OPTIONS AND WARRANTS, Continued
     Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations in accounting for its stock-based compensation plans. Under APB No. 25, no compensation expense was recognized for grants of employee stock options as the exercise price of the awards on the date of grant was equal to or less than the current market price of the Company’s stock. The Company also provided the disclosure-only pro forma expense provision of SFAS No. 123 in its footnotes.
     On December 31, 2005, the Company’s board of directors approved the accelerated vesting of unvested stock options granted to substantially all employees. The Company’s board of directors did not accelerate the vesting of unvested options for certain officers and directors. Accordingly, options to purchase approximately 637,000 shares became fully-vested immediately. The fair value of the remaining unvested options is being charged as compensation cost against income, over the vesting period. During the three months ended March 31, 2006, the Company recorded compensation expense of $55,000 related to the expensing of the Company’s stock options.
     The fair value of each option granted in the first quarter ended March 31, 2006, based on the Black-Scholes valuation model, used the following assumptions:

Three Months Ended
March 31, 2006
Risk-free interest rate	4.8%
Expected life	4 years
Expected volatility	106.00%
Expected dividend yield	0.0%
     As of March 31, 2006, there was $247,000 of total unrecognized compensation cost related to unvested options. The cost is expected to be recognized over the weighted-average period of 0.94 years.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(Unaudited)
12.	STOCK OPTIONS AND WARRANTS, Continued
     The following table sets forth the results for the three months ended March, 31, 2005, if the Company had used the fair value-based method of accounting for its stock option and incentive plans and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, then the pro-forma net loss and net loss per common share would have been as follows (in thousands, except for per share amounts):

Net loss, as reported	$(5,500)
Add: Stock-based compensation expense included in net loss	7
Total stock-based employee compensation expense determined under fair value based method for all awards	278

Pro forma net loss	$(5,215)

Net loss per common share
As reported	$(0.04)
Pro forma	(0.04)
     The fair value of each option granted in the first quarter ended March 31, 2005, based on the Black-Scholes valuation model, used the following assumptions:

Three Months Ended
March 31, 2005
Risk-free interest rate	3.9%
Expected life	4 years
Expected volatility	110.00%
Expected dividend yield	0.0%

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(Unaudited)
13.	NET LOSS PER SHARE

Basic and diluted net loss per share are computed in accordance with SFAS No. 128, “Earnings Per Share,” using the weighted average number of common shares outstanding. The diluted net loss per share for the three months ended March 31, 2006 does not include the effect of the common stock equivalents, calculated by the treasury stock method, as their impact would be anti-dilutive. Using the treasury stock method, common stock equivalents are as follows:

	For the three months ended
	March 31,
	2006	2005
Shares issuable under stock options	12,290	58,098
Shares issuable pursuant to warrants to purchase common stock	4,830	7,343

	17,120	65,441

14.	PRIVATE PLACEMENT

On February 17, 2006, the Company issued 5.4 million shares of its common stock and warrants to purchase 5.4 million shares of its common stock in a private placement transaction for an aggregate purchase price of approximately $7.1 million, or $1.30 per share. The warrants issued in connection with the private placement are exercisable, after six months, for a period of five years and at an exercise price of $1.56 per share. The Company received proceeds from the private placement of approximately $6.8 million, net of expenses.

15.	LITIGATION

Except as described in Note 16 to the Company’s audited consolidated financial statements included in the Annual Report, the Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business, and the Company does not expect this ordinary litigation to have a material adverse effect on the Company. There have been no material developments regarding the pending material legal proceedings described in Note 16 to the Company’s audited consolidated financial statements included in the Annual Report during the three months ended March 31, 2006.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Certain statements in this Quarterly Report and in future filings by the Company with the SEC and in the Company’s written and oral statements that are not statements of historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “will” and similar expressions are examples of words that identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding our future financial position, business strategy and expected cost savings. These forward-looking statements are based on our current beliefs, as well as assumptions we have made based upon information currently available to us.
     Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:
-	the volatility of the price of the Company’s common stock;

-	the Company may be unable to fund future growth;

-	the Company’s ability to be profitable;

-	the Company’s ability to attract and retain qualified personnel;

-	general economic conditions of the telecommunications market;

-	the Company’s research and development expenditures

-	market demand for, and market acceptance of, the Company’s products;

-	legal claims against the Company, including, but not limited to, claims of patent infringement;

-	the Company’s ability to protect the Company’s intellectual property;

-	defects in the Company’s products;

-	the Company’s obligations to indemnify certain customers;

-	the Company’s exposure to risks inherent in international operations and emerging markets;

-	the Company’s dependence on contract manufacturers and suppliers;

-	general economic and business conditions; and

-	other risks and uncertainties disclosed in the Annual Report and in the Company’s other filings with the SEC.
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
     On October 11, 2005, the Company effected a 1-for-5 reverse stock split of the Company’s outstanding common stock, pursuant to which every five (5) shares of the Company’s common stock outstanding on such date were converted into one (1) share of the Company’s common stock. No fractional shares of common stock were issued as a result of the Reverse Split, and shareholders otherwise entitled to receive fractional shares as a result of the Reverse Split have been paid cash in lieu thereof.
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

Results of Operations
Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005
     For the three months ended March 31, 2006, the Company’s net loss totaled $4.9 million, or $0.17 per share, compared with a net loss of $5.5 million, or $0.20 per share, for the same period in 2005. The 2005 results included a loss from discontinued operations of $566,000.
Continuing Operations
     For the three months ended March 31, 2006, the Company’s net loss from continuing operations totaled $4.9 million, or $0.17 per share, compared with a net loss of $4.9 million, or $0.18 per share, for 2005.
     Total revenue was $6.8 million in the three months ended March 31, 2006, reflecting a 3% increase from the same period in 2005. Products revenue increased from $2.7 million in the three months ended March 31, 2005, to $3.6 million in the three months ended March 31, 2006. The increase in product revenue in the Packet-Based Technologies Group is attributable to the addition of I-Master product revenue related to the assets purchased from WSECI on March 31, 2005. Services revenue was $3.2 million for the three months ended March 31, 2006, reflecting an 18% decrease from the same period in 2005, primarily due to revenue from the Advanced Application Services Group. The decrease in revenue from the Advanced Application Services Group was attributable primarily to a decline in revenue from its largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor, net of new customers added. Gross profit was 42% of revenue in the three months ended March 31, 2006, comparable with 43% of revenue for the same period in 2005.
     Total operating expenses incurred for the three months ended March 31, 2006, were $6.4 million, a decrease of $708,000 compared with the same period in 2005. The decrease is primarily attributable to the following items: decreases in general and administrative expenses of $45,000, sales and marketing expenses of $437,000, depreciation and amortization of $197,000 and reorganization costs of $124,000 partially offset by an increase in research and development expenses of $95,000.
     General and administrative expenses for the three months ended March 31, 2006 are comparable to the same period in 2005.
     The decrease in sales and marketing expenses resulted from the reduction of personnel costs primarily for sales management overhead and personnel related costs including travel.
     Research and development expenses for the three months ended March 31, 2006 are comparable to the same period in 2005.
     The decrease in depreciation and amortization expense is related to the effect of fully depreciated assets and lower capital additions.
     In the first quarter of 2005, the Company disposed of substantially all of the operating assets of NACT and MCK, which resulted in six corporate positions being eliminated. The Company recorded reorganization costs of $124,000 during the three months ended March 31, 2005.
     As a percent of revenue, operating expenses were 95% during the three months ended March 31, 2006 as compared with 108% for the same period in 2005.
     Other income was $1,000 during the three months ended March 31, 2006 compared with income of $6,000 for the same period in 2005.
     Equity in loss of investment was $66,000 during the three months ended March 31, 2006, compared with a loss of $29,000 for the same period in 2005. This amount represents the Company’s portion of BeTrue’s losses.
     Net interest expense was $1.3 million during the three months ended March 31, 2006, an increase of $693,000 compared with the same period in 2005. The increase was primarily attributable to interest and amortization of the discount and loan origination fees on the $13.5 million of senior unsecured convertible debentures issued in February 2005, as well as increased amortization of the discount on the 7.5% convertible subordinated debentures that were restructured in the third quarter of 2005.

Business Unit Performance

	Packet-based		Advanced
	Technologies		Applications
Dollars in thousands	Group		Services Group		Consolidated
For the Three Months
Ended March 31,	2006	2005	2006	2005	2006	2005
Revenue	$4,881	$4,071	$1,907	$2,535	$6,788	$6,606

Gross profit	2,439	1,993	402	827	2,841	2,820
Gross margin	50%	49%	21%	33%	42%	43%
General and administrative	565	519	126	146	691	665
Sales and marketing	1,698	2,122	76	89	1,774	2,211
Research and development	1,753	1,627	—	—	1,753	1,627

(Loss) contribution before unallocated items	$(1,577)	$(2,275)	$200	$592	(1,377)	(1,683)

Unallocated items:

Corporate general and administrative					1,742	1,813
Corporate research and development					26	57
Depreciation and amortization					463	660
Reorganization costs					—	124

Operating loss					(3,608)	(4,337)

Other					(1,332)	(597)

Loss before income taxes					$(4,940)	$(4,934)

Packet-based Technologies Group
     Total revenue from the Packet-based Technologies Group was $4.9 million in the three months ended March 31, 2006, a 20% increase from the same period in 2005. During the three months ended March 31, 2006, the Packet-Based Technologies Group included $1.2 million of I-Master revenue related to the assets purchased from WSECI on March 31, 2005.
     Gross profit increased by $446,000 in the three months ended March 31, 2006, and was 50% of revenue, compared with 49% in the same period in 2005. The increase in gross profit dollars is attributable to the increase in revenue.
     Allocated operating expenses incurred in the Packet-Based Technologies Group for the three months ended March 31, 2006, were $4.0 million, a decrease of $252,000 compared to the same period in 2005. The decrease in sales and marketing expenses resulted from the reduction of personnel costs primarily for sales management overhead and personnel related costs including travel. The increase in research and development expenses resulted from an increase in personnel and related costs, as well as increased product certification costs. General and administrative expenses were comparable to the same period in 2005. As a percent of revenue, operating expenses for the Packet-based Technologies Group were 82% during the three months ended March 31, 2006, down from 105% during the same period in 2005.

Advanced Applications Services Group
     Total revenue for the Advanced Applications Services Group was $1.9 million in the three months ended March 31, 2006, a 33% decrease from the same period in 2005. The decrease in revenue is related to a decrease in outsourced services for hospitality related customers.
     Gross profit decreased by $425,000 in the three months ended March 31, 2006, and was 21% of revenue, compared with 33% of revenue in the same period in 2005. The decrease in gross profit dollars and gross margin percentage was attributable primarily to a decline in revenue from the Advanced Applications Services Group’s largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor, net of new customers added.
     Allocated operating expenses incurred in Advanced Applications Services Group for the three months ended March 31, 2006, were $202,000 a decrease of $33,000 compared with the same period in 2005. .
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
     Summary operating results of the discontinued operations (in thousands) are as follows:

	For the three months ended March 31,
	2006	2005
Revenue	$—	$212

Gross loss	—	(27)

Operating loss	—	(566)

Loss from discontinued operations	$—	$(566)

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
     The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as updated by SAB No. 104 and in accordance with Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables”, Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP No. 97-2”) and SOP No. 98-9, “Software Revenue Recognition with Respect to Certain Transactions” (“SOP No. 98-9”).
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
Liabilities of Discontinued Operations
     In January 2005, the Company disposed of substantially all of the operating assets of its NACT and MCK businesses. As a result of these sales, certain liabilities of MCK are now classified as discontinued operations, including a liability for one lease with total payments remaining through March 31, 2007 of $1.3 million, discounted at 6%, which has been sub-leased for approximately 65% of the total lease liability over the remaining term of the lease.

     During 2001, the Company initiated certain restructuring plans and discontinued operations of its legacy value-added reseller business. In conjunction with these restructuring plans, the Company established a restructuring reserve account for the estimated costs related to the plans. These costs primarily related to facilities closings, severance costs and other businesses exiting costs. For the facilities closings cost, a reserve was established for all remaining lease payments due on buildings and equipment that were no longer being utilized in continuing operations, less assumptions for sub-leases. The accrual for one of the leases with total payments remaining through January 31, 2010 of $1.6 million is offset by sublease receipts totaling $655,000 through the end of the lease term and assumes an amount of $240,000 for the extension of one of the subleases through the end of the lease term.
     As of March 31, 2006, the Company had a remaining balance of approximately $2.3 million in liabilities of discontinued operations. The Company currently believes that this remaining estimated balance is sufficient to cover future obligations associated with the restructurings; however, changes in these estimates could occur based on changes in the financial condition of the subleases.
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
     At March 31, 2006, the Company had a positive working capital position (excess of current assets over current liabilities) of $4.3 million compared to a positive working capital position of $1.9 million at December 31, 2005. The Company’s cash and cash equivalents totaled $3.7 million at March 31, 2006, and $2.7 million at December 31, 2005. Total long-term debt, net of discount, was $8.1 million at March 31, 2006 and $8.4 million at December 31, 2005. At March 31, 2006, the Company had no borrowings under its credit facility with Silicon. At December 31, 2005, the Company had outstanding borrowings under its credit facility of $1.3 million. The Company’s borrowing availability under the Credit Agreement at March 31, 2006 was $7.1 million. The Company has outstanding stand-by letters of credit in the amount of $1.6 million at March 31, 2006, which reduce borrowing availability under the Credit Agreement.
     In March 2006, the Company and Silicon renewed the credit facility. The Credit Agreement provides for a credit line of $10.0 million. The working capital line includes an EX-IM facility that will provide for working capital based on the Company’s international accounts receivable and inventories related to export sales. Under the terms of the Credit Agreement, the Company must (i) satisfy certain financial covenants with respect to minimum cash/excess availability and tangible net worth, which are computed monthly; (ii) may not declare dividends or incur any additional indebtedness without the consent of Silicon; and (iii) must comply with other financial covenants, as defined in the Credit Agreement. Although the Company was not in compliance with the tangible net worth covenant at March 31, 2006, Silicon waived compliance with such covenant.
     On February 12, 2003, the Company acquired substantially all the business assets and assumed certain related liabilities of Clarent Corporation for $9.8 million in notes. At March 31, 2006, a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum, remains outstanding. The assets the Company purchased from Clarent Corporation secure the note.
     On February 4, 2005, the Company completed a private placement of senior unsecured convertible debentures and warrants pursuant to a securities purchase agreement with certain institutional investors. The Company issued $13.5 million of senior unsecured convertible debentures, Series A warrants exercisable for 2.2 million shares of the Company’s common stock and Series B warrants exercisable for 2.0 million shares of the Company’s common stock. The senior unsecured convertible debentures bear interest at 6.75% per annum and are due February 2009 and are convertible into approximately 5.4 million shares of the Company’s common stock at an initial conversion price of $2.50 per share, subject to anti-dilution adjustments and certain limitations. Interest is payable on a quarterly basis and principal is payable on a quarterly basis beginning August 2006. The Series A warrants issued in connection with the private placement are exercisable for a period of five years commencing on February 4, 2005 and at an exercise price of $3.60 per share. The Series B warrants issued in connection with the private placement were exercisable for a period of 90 days, commencing on June 16, 2005 and had an exercise price of $3.90 per share. The Series B warrants expired in September 2005. The Company received net proceeds of approximately $12.5 million, including $1.6 million in restricted cash, net of expenses.
     On February 17, 2006, the Company issued, in a private placement, 5.4 million shares of its common stock and warrants to purchase 5.4 million shares of its common stock for an aggregate purchase price of approximately $7.1 million, or $1.30 per share. The warrants issued in connection with the private placement are exercisable, after six months, for a period of five years and at an exercise price of $1.56 per share. The Company received proceeds from the private placement of approximately $6.8 million, net of expenses.
Cash Flow
     Cash used in the Company’s continuing operations in the three months ended March 31, 2006 totaled approximately $3.9 million compared with $3.4 million in the same period in 2005. The cash used in continuing operations during the three months ended March 31, 2006 resulted primarily from cash used by continuing operations of $3.2 million (net loss from continuing operations of $4.9 million reduced by non-cash charges totaling $1.8 million, including depreciation and amortization of $658,000, amortization of loan fees and discount on convertible subordinated debentures of $903,000, provision for doubtful accounts of $80,000, equity in loss of investment of $66,000, and stock based compensation of $55,000) and changes in current operating assets and liabilities of approximately $700,000.

     Cash used in the Company’s discontinued operations in the three months ended March 31, 2006 totaled $259,000 compared to $708,000 in the same period in 2005.
     The Company used cash in investing activities for continuing operations in the three months ended March 31, 2006 of approximately $138,000, compared to $2.2 million in the same period of 2005. During the three months ended March 31, 2006, restricted cash increased by $15,000 compared to $1.6 million in the same period in 2005. The Company spent $123,000 and $299,000 on capital expenditures in the three months ended March 31, 2006 and 2005, respectively. In the three months ended March 31, 2005, the Company used $244,000 in cash related to the acquisition of substantially all of the operating assets of WSECI.
     Cash provided by investing activities for discontinued operations totaled approximately $240,000 in the three months ended March 31, 2006, compared to $4.0 million in the same period of 2005. For the three months ended March 31, 2006, the Company received proceeds of $240,000 on the note issued to it in the sale of the MCK business. During the three months ended March 31, 2005, the Company received proceeds of $4.0 million from the sale of the NACT and MCK business.
     Cash provided by financing activities totaled approximately $5.0 million in the three months ended March 31, 2006 compared to $12.8 million in the same period of 2005. For the three months ended March 31, 2006, the Company received proceeds from a private placement of $6.9 million (net of associated fees) which was offset by a payment of $675,000 on the $4.5 million convertible subordinated debentures and a payment of $1.3 million on the line of credit. For the three months ended March 31, 2005, the Company received proceeds from the issuance of convertible debentures, net of associated fees of $12.8 million, including $1.6 million in restricted cash.
Contractual Obligations and Commercial Commitments
     The following summarizes the Company’s future contractual obligations at March 31, 2006 (in thousands):

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Line of credit	$—	$—	$—	$—	$—
Additional payments for the acquisition of Encore Group	180	155	25	—	—
Notes payable for the purchase of Clarent	3,000		3,000	—	—
Convertible subordinated debentures	1,575	1,575	—	—	—
Senior unsecured convertible debentures	13,500	2,250	11,250		—
Operating leases:
Continuing operations	6,867	2,091	3,561	1,215	—
Discontinued operations	2,832	1,738	766	328	—

Total contractual cash obligations	$27,954	$7,809	$18,602	$1,543	$—

     The Company remains a guarantor on a lease through December 2009 used in the operations of the NACT business, which the Company sold in January 2005. The total commitment related to this lease is approximately $2.3 million.
     Note, this table excludes interest expense and sublease rentals and assumes that leases are not renewed. The Company has outstanding stand-by letters of credit issued under its line of credit in the amount of $1.6 million at March 31, 2006.
Sources of Cash
     For the remainder of 2006, the Company expects that its primary sources of cash will be from cash on hand, borrowings under the Company’s Credit Agreement with Silicon and interest and principal payment on its note receivable from the sale of the MCK business. The Company expects that its current operations will not generate positive income from operations before interest, taxes, depreciation and amortization for 2006. The Company is currently working on several initiatives to significantly reduce the cash used in continuing operations and to ensure that is has sufficient liquidity to cover its needs for the next twelve months.

     The Credit Agreement with Silicon, however, is subject to certain financial covenants (including a minimum tangible net worth covenant) and limitations on the Company’s ability to access funds under the Credit Agreement. If the Company is in violation of the Credit Agreement, or does not have sufficient eligible accounts receivable and inventories to support the level of borrowings it may need, then the Company may be unable to draw on the Credit Agreement to the extent necessary. To the extent the Company does not have borrowing availability under the Credit Agreement, the Company may be required to obtain additional sources of capital, sell assets, obtain an amendment to the Credit Agreement or otherwise restructure its outstanding indebtedness. Additional borrowings other than pursuant to the Credit Agreement must be approved by Silicon and may have to be approved by the holders of the secured note issued by the Company in connection with the acquisition of substantially all of the operating assets of Clarent Corporation, which note is due in 2008, and the holders of the $13.5 million senior unsecured convertible debentures. If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the Credit Agreement or otherwise restructure its outstanding indebtedness, then the Company may not be able to meet its obligations.
     The Company has sustained losses in prior years and does not expect that its current operations will generate positive income from continuing operations before interest, taxes, depreciation and amortization for the next year as the Company continues to invest in sales and marketing and research and development costs. However, the Company has taken steps that the Company believes could not only increase revenues and gross margins but also could make the Company more efficient on the expense side. In 2005, the Company restructured its sales organization in order to have a better targeted geographic and product focus; introduced new products including product bundles comprised of two or more of the Company’s proprietary technology products; and shifted resources to focus on fewer but larger and more strategic OEM and distributor relationships. Although gross margins are dependent on many different factors including revenue volume, product mix and discounting, the Company believes that in general, gross margins should improve with revenue increases by leveraging departmental and other non-variable costs and that it could receive greater margins from higher value solution sales such as the product bundles. The Company intends to continue its on-going review and diligence on expenses. Part of this effort has focused on developing collaborative relationships with off-shore outsourced services for service and support functions as well as research and development functions that have resulted in a reduced cost base. This cost advantage can be further leveraged as the Company’s needs grow. The Company believes that it will have sufficient liquidity for its cash on hand, the cash raised in the private placement and its unused credit facility to meet it current financial obligations during 2006.
     The Company’s short-term cash needs are for working capital, including cash operating losses, capital expenditures, and payments on the 7.5% convertible subordinated debentures of approximately $1.6 million in the next twelve months, interest and principal payments on the $13.5 million senior unsecured convertible debentures outstanding and payments related to discontinued operations. The Company can elect to pay interest and principal payments on the $13.5 million senior unsecured convertible debentures with stock in lieu of cash. At March 31, 2006, accrued loss on sublease totaled $1.6 million. The Company expects to pay out approximately $413,000 related to lease payments, net of sublease rentals in the next twelve months. At March 31, 2006, liabilities of discontinued operations included $1.5 million in lease payments related to discontinued operations. The Company expects to pay out approximately $637,000 related to lease payments, net of sublease rentals for discontinued operations in the next twelve months.
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
Interest Rate Risks
The Company’s notes payable and convertible debentures at March 31, 2006, carry interest rates, which are fixed. The Company’s credit facility with Silicon carries interest rates, which vary with the prime rate. Accordingly, if the Company has any indebtedness outstanding under its credit facility with Silicon, then any increases in Silicon’s prime rate will reduce the Company’s earnings. At March 31, 2006, the Company did not have any indebtedness outstanding under its credit facility with Silicon.
Foreign Currency Risks
Products sold outside of the United States of America are transacted in U.S. dollars and, therefore, the Company is not exposed to foreign currency exchange risk. Transactions with Verso Canada and Verso Technologies (UK) Limited, an indirect, wholly owned subsidiary of the Company, present foreign currency exchange risk. The principal transactions are personnel and related costs. The intercompany balance is denominated in U.S. dollars and changes in foreign currency rates would result in foreign currency gains and losses. Using the intercompany balance at March 31, 2006, a 10% strengthening of the U.S. dollar against the Canadian dollar and the British pound would result in a foreign currency transaction loss of approximately $31,000. To date, foreign exchange gains and losses have not been significant.
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
     During the quarter ended March 31, 2006, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Except as described in Note 16 to the Company’s consolidated financial statements included in the Annual Report, the Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business, and the Company does not expect this ordinary litigation to have a material adverse effect on the Company. There has been no material developments regarding the pending material legal proceedings described in Note 16 to the Company’s consolidated financial statements included in the Annual Report during the three months ended March 31, 2006.
Item 1A. Risk Factors
     In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report, which could materially affect the Company’s business, financial condition or future results. The risks described in the Annual Report are not the only risk factors facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 5, 2006, the Company issued to the former shareholders of WSECI (the “Shareholders”) an aggregate of 47,224 shares of the Company’s common stock constituting contingent consideration which WSECI become entitled to receive pursuant to the Asset Purchase Agreement. The shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act (“Section 4(2)”). The Company based such reliance upon factual representations made to the Company by the recipients of the shares regarding such recipients’ investment intent and sophistication, among other things.
Item 5. Other Information
     See Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report.
Item 6. Exhibits
     The exhibits required to be furnished with this Quarterly Report are listed on the exhibit index attached hereto.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSO TECHNOLOGIES, INC.

Date: May 12, 2006	/s/ Juliet M. Reising

Executive Vice President and Chief Financial Officer
(duly authorized signatory and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-18 (File No. 33-51456).

3.2	Amendment to the Amended and Restated Articles of Incorporation of the Company, as amended.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 2, 2000.

3.3	Amendment to the Amended and Restated Articles of Incorporation of the Company, as amended.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 19, 2001.

3.4	Amendment to the Amended and Restated Articles of Incorporation of the Company, amended.	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

3.5	Articles of Amendment to the Company’s Articles of Incorporation, effective as of October 11, 2005.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 7, 2005.

3.6	The Company’s Amended and Restated Bylaws, adopted October 24, 2005.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 7, 2005.

4.1	Registration Rights Agreement dated March 20, 2006, between the Registrant and Joseph Noel.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-133373).

4.2	Registration Rights Agreement dated March 20, 2006, between the Registrant and J.P. Turner & Company, L.L.C.	Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (No. 333-133373).

4.3	Registration Rights Agreement dated March 20, 2006, between the Registrant and Croft & Bender.	Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (No. 333-133373).

4.4	Form of Warrant issued in the Registrant’s February 2006 Private Placement.	Incorporated by reference to Exhibit 4.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No.	Exhibit	Method of Filing
4.5	Form of Registration Rights Agreement entered into in connection with the Registrant’s February 2006 Private Placement.	Incorporated by reference to Exhibit 4.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.1	Amended and Restated Promissory Note made by the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Needham (Delaware) Corp. dated March 24, 2006.	Incorporated by reference to Exhibit 10.113 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.2	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement dated as of March 24, 2006 among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. Needham (Delaware) Corp. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.114 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.3	Amendment to Loan Documents dated January 27, 2006 among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. Needham (Delaware) Corp. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.115 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.4	Amendment to Loan Documents (EXIM Program) dated as of March 24, 2006 among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. Needham (Delaware) Corp. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.116 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.5	Amendment to Loan Documents dated as of March 24, 2006 among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. Needham (Delaware) Corp. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.117 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.	Filed herewith.