Form 10-Q
period 2006-06-30
VERSO TECHNOLOGIES INC
filed 2006-08-21
CIK 797448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-22190
VERSO TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1484525
(State of incorporation)	(I.R.S. Employer
Identification No.)
400 Galleria Parkway, Suite 200
Atlanta, GA 30339
(Address of principal executive offices, including zip code)
678.589.3500
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the issuer’s common stock as of August 16, 2006 was 36,944,397.

VERSO TECHNOLOGIES, INC.
FORM 10-Q
INDEX

Page No.
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	3

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 5. Other Information	35

Item 6. Exhibits	35

Signature Page	35

Exhibit Index	36
EX-10.1 AGREEMENT OF SOFTWARE DEVELOPMENT DATED 5-10-06
EX-10.2 AGREEMENT TO LOAN DOCUMENTS DATED 6-27-06
EX-10.3 VERSO, VERSO VERILINK, LLP & CM SOLUTIONS CONTRACT DATED 7-18-06
EX-10.4 MANUFACTURING AGREEMENT DATED 7-12-06
EX-10.5 AMENDMENT TO NOTE DATED 7-12-06
EX-10.6 AGREEMENT DATED 6-19-06
EX-10.7 AMENDMENT NO 1 TO AGREEMENT DATED 8-25-03
EX-10.8 AMENDMENT NO. 2 TO PRODUCT PURCHASE AGREEMENT
EX-10.9 AMENDMENT NO. 3 TO PRODUCT PURCHASE AGREEMENT
EX-10.10 AMENDMENT NO.4 PRODUCT PURCHASE AGREEMENT
EX-10.11 AMENDMENT NO.5 PRODUCT PURCHASE AGREEMENT
EX-10.12 AMENDMENT NO.6 PRODUCT PURCHASE AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

VERSO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$1,324	$1,079
Restricted cash	1,469	1,656
Accounts receivable, net	8,749	7,336
Inventories	11,161	4,259
Other current assets	2,076	1,954
Current portion of note receivable	574	655

Total current assets	25,353	16,939

Property and equipment, net	2,235	2,305
Investment	638	745
Note receivable, net of current portion	2,364	2,736
Other intangibles, net of accumulated amoritzation of $2,219 and $1,729, repectively	2,465	2,859
Goodwill	2,514	2,514

Total assets	$35,569	$28,098

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$3,325	$1,269
Accounts payable	3,205	2,309
Accrued compensation	1,402	1,111
Accrued expenses	3,865	2,231
Current portion of accrued loss on sublease	462	543
Current portion of liabilities of discontinued operations	703	1,921
Current portion of convertible debentures	3,935	3,262
Unearned revenue and customer deposits	2,979	2,391

Total current liabilities	19,876	15,037

Accrued loss on sublease, net of current portion	960	1,150
Liabilities of discontinued operations, net of current portion	415	610
Other long-term liabilities	—	50
Notes payable, net of current portion	2,824	2,785
Convertible debentures, net of current portion	5,105	5,627

Total liabilities	29,180	25,259

Shareholders’ equity:
Preferred stock, no par value, 200,000 shares authorized; 164,766 shares issued and 8,766 outstanding	2,784	—
Common stock, $.01 par value, 60,000,000 shares authorized; 36,022,112 and 27,310,524 shares issued and outstanding	360	273
Additional paid-in capital	344,795	334,650
Stock payable	—	67
Accumulated deficit	(341,289)	(331,991)
Accumulated other comprehensive income (loss) — foreign currency translation	(261)	(160)

Total shareholders’ equity	6,389	2,839

Total liabilities and shareholders’ equity	$35,569	$28,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenue:
Products	$5,156	$4,603	$8,753	$7,342
Services	3,225	3,910	6,416	7,778

Total revenue	8,381	8,513	15,169	15,120

Cost of revenue:
Products:
Product costs	2,671	2,299	4,328	3,683
Amortization of intangibles	175	147	369	215

Total cost of product	2,846	2,446	4,697	3,898
Services	2,188	2,355	4,284	4,690

Total cost of revenue	5,034	4,801	8,981	8,588

Gross profit:
Products	2,310	2,157	4,056	3,444
Services	1,037	1,555	2,132	3,088

Total gross profit	3,347	3,712	6,188	6,532

Operating expenses:
General and administrative	2,211	2,366	4,644	4,844
Sales and marketing	1,801	2,109	3,574	4,320
Research and development	1,994	1,737	3,773	3,421
Depreciation and amortization	402	580	866	1,240
Reorganization costs		—		124
Reorganization costs — loss on sublease	—	2,550	—	2,550

Total operating expenses	6,408	9,342	12,857	16,499

Operating loss from continuing operations	(3,061)	(5,630)	(6,669)	(9,967)

Other income (expense), net:
Other income	—	(24)	2	(18)
Equity in loss of investment	(41)	(23)	(107)	(51)
Interest expense, net, including $931, $482, $1,836 and $844 of amortization of loan fees and discount on convertible debentures in each period, respectively	(1,257)	(723)	(2,524)	(1,297)

	(1,298)	(770)	(2,629)	(1,366)

Loss from continuing operations before income taxes	(4,359)	(6,400)	(9,298)	(11,333)
Income taxes	—	—	—	—

Loss from continuing operations	(4,359)	(6,400)	(9,298)	(11,333)
Loss from discontinued operations	—	—	—	(566)

Net loss	$(4,359)	$(6,400)	$(9,298)	$(11,899)

Net loss per common share — basic and diluted:
Loss from continuing operations	$(0.13)	$(0.24)	$(0.29)	$(0.43)
Loss from discontinued operations	—	—	—	(0.02)

	$(0.13)	$(0.24)	$(0.29)	$(0.45)

Weighted average shares outstanding — basic and diluted	33,591,796	26,888,110	31,772,906	26,783,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(Unaudited)

	For the six months ended
	June 30, 2006	June 30, 2005
Operating Activities:
Continuing operations:
Net loss from continuing operations	$(9,298)	$(11,333)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by continuing operating activities:
Equity in loss of investment	107	52
Stock based compensation	159	—
Depreciation and amortization	1,235	1,455
Provision for doubtful accounts	124	75
Amortization of loan fees and discount on convertible subordinated debentures	1,836	844
Reorganization costs-loss on sublease	—	2,550
Other	(98)	(5)
Changes in current operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,537)	(264)
Inventories	(968)	1,135
Other current assets	(157)	146
Accounts payable	896	(377)
Accrued compensation	(59)	(249)
Accrued expenses	1,075	(177)
Unearned revenue and customer deposits	391	(459)

Net cash used in continuing operating activities	(6,294)	(6,607)

Discontinued operations:
Loss from discontinued operations	—	(566)
Adjustment to reconcile loss from discontinued operations to net cash used in discontinued operating activities	(1,510)	(405)

Net cash used in discontinued operating activities	(1,510)	(971)

Net cash used in operating activities	(7,804)	(7,578)

Investing Activities:
Continuing operations:
Net cash (used in) provided by investing activities for continuing operations —
Purchases of property and equipment	(197)	(397)
Purchase of WSECI	—	(244)
Purchase of Verilink	—	—
Decrease (increase) in restricted cash	187	(1,620)

Net cash provided by (used in) investing activities for continuing operations	(10)	(2,261)

Discontinued operations:
Proceeds from notes receivable from Citel	550	—
Proceeds from sale of discontinued operations	—	4,015

Net cash provided by investing activities for discontinued operations	550	4,015

Net cash provided by investing activities	540	1,754

Financing Activities:
Proceeds from the issuance of stock	24	42
Borrowings on line of credit	2,056	—
Payments on long-term debt	(1,350)	—
Proceeds from convertible debentures, net	—	12,757
Proceeds from private placement, net	6,762	—

Net cash provided by financing activities	7,492	12,799

Effect of exchange rate changes on cash	17	(16)

(Decrease) increase in cash and cash equivalents	245	6,959

Cash and cash equivalents at beginning of period	1,079	4,234

Cash and cash equivalents at end of period	$1,324	$11,193

Supplemental disclosure of cash flow information:
Cash payments (receipts) during the periods for:
Interest	$392	$363

Income taxes	$4	$(38)

Non-cash investing and financing activities
Stock consideration for acquisitions:
WSECI — issuance of 65,379 and 190,000 shares of common stock	$95	$331

Verilink — issuance of 2,900,000 shares of common stock	2,784	—

Verilink — issuance of 8765.7122 shares of Class C preferred stock	2,784	—

Issuance of note receivable in disposition of MCK	—	3,500

Issuance of warrants in conjunction with convertible debentures	—	5,084

Issuance of common stock in exchange for services	123	694

Assets acquired and liabilities assumed in conjunction with business acquisitions:
Fair value of assets acquired, excluding cash and restricted cash	7,339	1,084

Liabilities assumed	$(1,434)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
     Verso Technologies, Inc. and subsidiaries (the “Company”) is a global technology provider of next-generation solutions for service providers. The Company’s continuing operations include two separate business segments, (i) the Technologies Group, which includes the Company’s softswitching division, NetPerformer division, Telemate.Net Software, Inc. (“Telemate.Net”) subsidiary, I-Master division, and Verso Verilink, LLC (“Verilink”) subsidiary; and (ii) the Advanced Applications Services Group, which includes the Company’s technical applications support group. The Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Technologies Group offers hardware and software for companies seeking to build private, packet-based voice and data networks. Additionally, the Technologies Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices. The Technologies Group added the product suite from the Verilink business asset acquisition that provide access, multiplexing and transport of voice and data services that extend legacy networks as well as next generation converged access solutions, which deliver voice, data and video to business customers. The Advanced Applications Services Group includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Technologies Group.
     On June 16, 2006, the Company acquired all of the outstanding equity interests (the “Acquisition”) of Winslow Asset Holdings, LLC (“Holdings”) from Winslow Asset Group LLC. (“Group”) pursuant to that certain Securities Purchase Agreement dated as of June 15, 2006 among Verso, Holdings and Group (the “Securities Purchase Agreement”). At the time of the Acquisition, Holdings’ assets (the “Acquired Assets”) consisted of substantially all of the business assets of Verilink Corporation and Larscom Incorporated (together, the “Verilink Sellers”), other than the accounts receivable and certain fixed assets of the Verilink Sellers which were transferred to Group prior to the Acquisition. The Assets were used by the Verilink Sellers in their business of developing, manufacturing, marketing and selling broadband access solutions for computer networks.
     In January 2005, the Company sold substantially all of the operating assets of its NACT Telecommunications, Inc., now known as Provo Pre-Paid (Delaware) Corp. (“NACT”) and MCK Communications, Inc., now known as Needham (Delaware) Corp. (“MCK”) businesses to better focus the Company’s capital and management resources on next-generation network solutions. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company believes that the I-Master platform, which the Company acquired from WSECI, Inc., a Delaware corporation formerly known as Jacksonville Technology Associates, Inc. (“WSECI”), in March 2005 after forming a strategic partnership with WSECI in the latter half of 2004, permits the Company to offer a better solution. Further the Company disposed of its MCK business because the Company intends to focus on next-generation solutions for service providers and the MCK products did not fit that profile. The operations of NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements.
     On October 11, 2005, the Company effected a 1-for-5 reverse stock split of the Company’s outstanding common stock, pursuant to which every five (5) shares of the Company’s common stock outstanding on such date were converted into one (1) share of the Company’s common stock (the “Reverse Split”).
     The consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including Telemate.Net; Clarent Canada Ltd., now known as Verso Technologies Canada Inc. (“Verso Canada”), Verilink, MCK and NACT. MCK and NACT are reflected in discontinued operations. These subsidiaries were acquired and were all accounted for as purchases (see Note 2).
     Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net loss.
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
     The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements. The accompanying condensed consolidated unaudited quarterly financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all disclosures normally `required by accounting principles generally accepted in the United States of America. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”).
2. MERGERS AND ACQUISITIONS
Business Assets of Verilink
     On June 16, 2006, the Company acquired, indirectly as a result of the Acquisition, substantially all of the business assets of the Verilink Sellers other than accounts receivable and certain fixed assets, and assumed certain liabilities, and issued (i) 2,900,000 shares of its common stock, par value $.01 per share, and (ii) 8,766 shares of its newly-designated Series C preferred stock, which will automatically convert into 2,900,000 shares of common stock as described in Note 15 – Preferred and Common Stock Issued in Connection with Acquisition of Business Assets of Verilink below. This acquisition bolsters the Company’s product offerings and adds several domestic Tier-1 relationships. The Verilink product suite includes products that provide access, multiplexing and transport of voice and data services that extend legacy networks as well as next generation converged access solutions that deliver voice, data and video to business customers. The results for the three months and six months ended June 30, 2006 include the results of this acquisition since June 16, 2006, the date of closing of the transaction.
     The acquisition was recorded under the purchase method of accounting, and the estimated purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The total purchase price of $5,906,000 consisted of (a) 2,900,000 shares of the Company’s common stock issued upon consummation and valued at approximately $2,784,000, using a fair value per share of $0.96; (b) 8,766 shares of the Company’s Series C preferred stock issued upon consummation and valued at approximately $2,784,000, which equals the fair value of the common stock since the preferred shares are automatically convertible into 2,900,000 common shares; and (c) direct transaction costs of approximately $338,000. The fair value of the Company’s common stock issued was determined using the eleven-trading-day average price surrounding the date the assets were sold by Verilink (June 15, 2006). A summary of the total purchase consideration is as follows (in thousands):

Value of common stock issued	$2,784
Value of Series C preferred stock issued	2,784
Direct transaction costs	338

Total purchase consideration	$5,906

     The Company acquired the Verilink business assets as a result of the Acquisition of Holdings, which acquired the business assets directly from Verilink Sellers on June 15, 2006. In connection with the Acquisition, Group appointed the Company as sole collection agent for the Verilink receivables that Group retained. In connection with this collection arrangement, the Company will receive a collection fee equal to 50% of the initial $750,000 of Verilink receivables it collects and 25% of the remaining Verilink receivables collected. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible assets based on their estimated fair values as of the date of acquisition. Based on management’s estimate of fair values, the estimated purchase price was allocated as follows (in thousands):

Purchase
Price
Allocation
Tangible assets:
Inventories	$5,934
Property & equipment, net	500
Collection fee receivable	767
Other assets	138
Liabilities assumed	(1,433)

Total estimated purchase price allocation	$5,906

     Pro Forma Financial Information – The following unaudited pro forma summary combines the Company’s results as if the acquisition of Verilink’s business assets had occurred on January 1, 2005. Certain adjustments have been made to reflect the impact of the purchase transaction. These pro forma results have been prepared for comparative purposes only and are not indicative of what would have occurred had the acquisition been made at the beginning of the respective periods, or of the results which may occur in the future (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenue	$12,628	$22,424	$26,572	$42,861
Net loss	$(6,230)	$(6,739)	$(16,158)	$(14,374)
Earnings (loss) per share, basic and diluted	$(0.17)	$(0.23)	$(0.47)	$(0.49)
WSECI, Inc.
     On March 31, 2005, the Company acquired substantially all of the operating assets of WSECI pursuant to the Asset Purchase Agreement (“Asset Purchase Agreement”) dated as of February 23, 2005 by and among the Company, WSECI and all of the shareholders of WSECI. WSECI is a provider of an internet protocol-based, revenue assurance platform which enables the deployment of multiple voice and next-generation services to the carrier market. The fair value of the initial acquisition cost was approximately $1,108,000, consisting of 190,000 shares of the Company’s common stock with a fair value of $331,000, $50,000 in cash, the payment of certain liabilities of approximately $613,000 and acquisition costs of approximately $114,000. The acquisition is accounted for as a purchase.
     Pursuant to the Asset Purchase Agreement, the Company may become obligated to issue to WSECI additional contingent consideration of up to $5,000,000 based on sales of certain WSECI products and services. The initial $500,000 of such contingent consideration was earned by WSECI based upon specific customer transactions the Company completed, and the remaining $4,500,000 of the contingent consideration may be earned by WSECI based on revenue generated from WSECI assets during the 18-month period following the acquisition, which revenue must equal a minimum of $88,000,000 during such period in order for all of such remaining contingent consideration to be earned. The contingent consideration is payable in cash or shares of the Company’s common stock at the election of the Company. During the year ended December 31, 2005, pursuant to the Asset Purchase Agreement, the Company issued contingent consideration of an aggregate of 277,099 shares of the Company’s common stock with a fair value of $396,000. In addition, during the quarter ended March 31, 2006 and the quarter ended June 30, 2006, pursuant to the Asset Purchase Agreement, the Company issued contingent consideration of an aggregate of 18,155 shares of the Company’s common stock with a fair value of $20,000 and 47,224 shares of the Company’s common stock with a fair value of $75,000 respectively. The additional shares issued were recorded as an increase in other intangibles-current technology which is being amortized over the remaining estimated life of the original purchased technology. It is not possible to estimate what, if any, additional stock payment would be due as additional contingent consideration at this time. When the additional contingent consideration is determined, it will further increase the amount of the purchase price allocated to other intangible assets and will be amortized over the remaining useful life of the asset.
     The adjusted allocation of the costs of the acquisition of WSECI (initial cost plus contingent payments) are as follows (in thousands):

WSECI
Property and equipment	$52
Accounts receivable	93
Other intangibles	1,458

Cost of acquisition	$1,603

     The Company formed a strategic partnership with WSECI in the latter half of 2004 and, therefore, the results of WSECI were included in the Company’s consolidated results beginning October 1, 2004. Therefore, presentation of pro forma information would be the same as operations presented in the condensed consolidated statements of operations.
3. EQUITY INVESTMENT
     On October 1, 2002, the Company acquired a 51% interest in Shanghai BeTrue Infotech Co., Ltd. (“BeTrue”). The remaining 49% interest in BeTrue is owned by Shanghai Tangsheng Investments & Development Co. Ltd (“Shanghai Tangsheng”). The joint venture provides the Company with a distribution channel in the China and Asia-Pacific region for the Company’s application-based Voice over Internet Protocol gateway solutions, billing systems, value-added applications and web filtering solutions. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated. The Company evaluates our investments in partially owned entities in accordance with FASB interpretation No. 46 (R), consolidation of variable interest entities. If the investment is a “Variable Interest Entity” or a “VIE” and we are the primary beneficiary, as defined by FIN 46 (R), the Company accounts for such interest as if it were a consolidated subsidiary. The Company has determined that BeTrue is not a VIE.
     The Company purchased the 51% interest in BeTrue for $100,000 from NeTrue Communications, Inc., Shanghai Tangsheng’s former joint venture partner. The Company also contributed to the joint venture certain next-generation communication equipment and software valued at approximately $236,000 and cash in the amount of $100,000.
     Summarized financial information reported by this affiliate for the three and six months ended June 30, 2006 and 2005, respectively, are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating results:

Revenues	$708	$195	$708	$664

Operating loss	$(80)	$(44)	$(210)	$(100)

Net loss	$(80)	$(44)	$(210)	$(100)

4. DISCONTINUED OPERATIONS
     In January 2005, the Company sold substantially all of the operating assets of its NACT and MCK businesses to better focus the Company’s capital and management resources on areas which the Company believes have greater potential given its strategy to focus on next-generation network and solutions to improve cash utilization. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company believes that the I-Master platform which the Company acquired from WSECI in March 2005, after forming a strategic partnership with WSECI in the latter half of 2004, permits the Company to offer a better solution. Further, the Company disposed of its MCK business because the Company intends to focus on next-generation solutions for service providers and the MCK products did not fit that profile. The operations of NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements.
     Summary operating results of the discontinued operations (in thousands) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue	$—	$—	$—	$212

Gross loss	—	—	—	(27)

Operating loss	—	—	—	(566)

Loss from discontinued operations	$—	$—	$—	$(566)

     The operating loss from discontinued operations in the six months ended June 30, 2005 includes general and administrative costs of $97,000, sales and marketing costs of $104,000, research and development costs of $275,000 and depreciation and amortization of $61,000.
     Assets and liabilities of discontinued operations (in thousands) are as follows:

	June 30,	December 31,
	2006	2005
Notes receivable	$2,938	$3,391

Liabilities of discontinued operations:
Accrued rent	$428	$1,707
Other current liabilities	690	824

Liabilities of discontinued operations	$1,118	$2,531

     In connection with the disposition of the MCK business, CITEL Technologies Limited (“Citel U.K.”) and CITEL Technologies, Inc. (“Citel U.S.” and together with CITEL U.K., “CITEL”) issued to the Company a convertible secured promissory note in principal amount of $3,500,000 (the “Note”). The outstanding principal under the Note accrues interest at an annual rate of 6%. Under certain circumstances described in the Note, all or any portion of the principal outstanding under the Note may be converted at the Company’s option into shares of the capital stock of Citel U.K. Citel’s obligations under the Note are secured by a security interest in certain assets sold to CITEL.
     On June 30, 2006, in connection with the completion of the Admission of Citel U.K.’s entire issued share capital to the AIM market of the London Stock Exchange plc (“AIM”) (“Admission”), the Company and Citel amended the Note such that the principal balance of the Note becomes due and payable as follows: $870,000 to be paid within one business day of Admission, followed by six monthly installments of $75,000 commencing 12 months from the date of Admission, and all remaining outstanding principal and accrued interest under the Note being due and payable on January 21, 2008. The Company agreed to irrevocably waive its rights to be prepaid the Note in accordance with the terms of the Note as a result of (and limited to the transactions associated with) the Admission; however , the waiver given by the Company does not waive any subsequent right to be prepaid under the Note in accordance with its terms. The $870,000 was received in July, 2006.
     Accrued rent relates primarily to several leases for buildings and equipment that are no longer being utilized in continuing operations. The accrual is for all remaining payments due on these leases, less estimated amounts to be paid by any sublessors. The accrual contains one lease with total payments remaining through January 31, 2010 of $1,450,000 and assumes that the building will be sub-leased for approximately 57% of the total lease liability over the remaining term of the lease.
     In the second quarter, the Company prepaid the remaining lease obligations through March 31, 2007 totaling $1,223,000 for the lease related to the former MCK headquarters lease in order to release a $1,551,000 letter of credit which was reducing the Company’s borrowing capacity by the same amount. Sublease payments of $500,000 will continue on this facility through March 31, 2007.

     The activity in the liabilities of discontinued operations (in thousands) for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Balance beginning of period	$2,322	$3,504	$2,531	$3,013

Lease payments, net of sublease receipts	(1,119)	(124)	(1,279)	(343)
Other payments	(13)	(9)	(51)	(120)
Estimated costs of disposal of discontinued operations	—	—	—	1,000
Legal and other costs of disposal	(72)	(130)	(83)	(309)

Balance end of period	$1,118	$3,241	$1,118	$3,241

5. INVENTORIES
     Inventories consist primarily of purchased electronic components, and are stated at the lower of cost or market. Cost is determined by using average cost. Inventories as of June 30, 2006 and December 31, 2005 are comprised of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$8,102	$3,026
Work in process	82	5
Finished goods	2,977	1,228

Total inventories	$11,161	$4,259

     The inventory amounts above are net of inventory reserves of $1,192,000 and $1,200,000 at June 30, 2006 and December 31, 2005, respectively.
6. GOODWILL AND OTHER INTANGIBLES
     Intangible assets represent the excess of cost over the fair value of net tangible assets acquired and identified other intangible assets which consist of current technology and a customer relationship. The current technology is amortized on a straight-line basis over its estimated useful life of three years. The customer relationship is amortized on a straight-line basis over its estimated useful life of ten years. Goodwill associated with acquisitions is not being amortized in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

     Goodwill and other intangible assets consist of the following (in thousands):

	Amortization	June 30,	December 31,
	Period in months	2006	2005
Intangibles subject to amortization:
Current technology	36 months	$2,279	$2,185
Customer relationship	120 months	2,403	2,403

Weighted average months	80 months	4,682	4,588

Accumulated amortization:
Current technology		(1,376)	(1,008)
Customer relationship		(841)	(721)

Net intangibles subject to amortization		2,465	2,859
Goodwill		2,514	2,514

Total goodwill and other intangibles		$4,979	$5,373

7. LOAN FACILITY WITH SILICON VALLEY BANK
     The Company and Silicon Valley Bank (“Silicon”), the Company’s primary lender, renewed the Company’s credit facility with Silicon (the “Credit Agreement”) in March 2006 with a subsequent amendment in June 2006. The Credit Agreement provides for a credit line of $10,000,000 which is limited to $5,000,000 until the financial covenants are reset, which is expected by the end of August, 2006 (although the June 2006 amendment contemplated that this would be done by July 31, 2006). The working capital line includes an export-import (“EX-IM”) facility that will provide for working capital based on the Company’s international accounts receivable and inventories related to export sales. The Company’s borrowings under the Credit Agreement are secured by substantially all of the assets of the Company. Interest on borrowings under the Amended Credit Agreement is computed at 2.25% above Silicon’s Base Rate, with a minimum Base Rate of 4.25% (10.5% at June 30, 2006). The Credit Agreement provides for up to $2,500,000 in letters of credit. Advances are limited by a formula based on eligible receivables, inventories, certain cash balances, outstanding letters of credit and certain subjective limitations. Interest payments are due monthly, and the Credit Agreement expires in March 2007. The Credit Agreement includes a loan fee of $135,000 and 0.375% per annum on unused available borrowings. The loan fees are being amortized to interest expense over the term of the Credit Agreement. Under the terms of the Credit Agreement, the Company must (i) satisfy certain financial covenants with respect to minimum cash/excess availability and tangible net worth, which are computed monthly; (ii) may not declare dividends or incur any additional indebtedness without the consent of Silicon; and (iii) must comply with other financial covenants, as defined in the Credit Agreement.
     The Company had outstanding borrowings of $3,325,000 under the Credit Agreement as of June 30, 2006. The remaining borrowing availability under the Credit Agreement at June 30, 2006 was $3,068,000 which excludes the borrowing capacity relating to the Verilink accounts receivable and, inventory, which accounts receivable and inventory are expected to become a component of the borrowing base as a result of an amendment to the Credit Agreement which is expected to be completed by the end of August 2006).
8. CONVERTIBLE DEBENTURES
Senior Unsecured Convertible Debentures
     On February 4, 2005, the Company completed a private placement of senior unsecured convertible debentures and warrants pursuant to a securities purchase agreement with certain institutional investors. The Company issued $13,500,000 of senior unsecured convertible debentures, Series A warrants exercisable for 2,200,000 shares of the Company’s common stock and Series B warrants exercisable for 2,000,000 shares of the Company’s common stock. The debentures have been discounted to reflect the fair value of the warrants issued, totaling approximately $4,500,000. In addition, after allocation of the fair value of the warrants issued, the remaining fair value of the debentures resulted in a computed beneficial conversion feature with a fair value of $3,600,000. The amount was recorded as a discount in the third quarter of 2005 as a result of additional analysis of the calculation of the beneficial conversion feature. The impact of this additional discount was immaterial to the statement of operations for the first and second quarters of 2005. If the entry for the additional discount would have been recorded in February 2005, the impact of this additional discount on the balance sheets as of March 31, 2005 and June 30, 2005 would have been as follows (in thousands):

	As filed	Adjusted
March 31, 2005:
Convertible debentures	$9,171	$5,607
Total liabilities	28,322	24,783
Total shareholders’ equity	12,404	15,959

June 30, 2005:
Convertible debentures	$9,440	$6,006
Total liabilities	30,202	26,768
Total shareholders’ equity	6,044	9,519
     The discount is being amortized to interest expense over the life of the senior unsecured convertible debentures. The unamortized discount totaled approximately $5,301,000 at June 30, 2006. The senior unsecured convertible debentures bear interest at a rate of 6.75%, and are due February 2009 and are convertible into approximately 5,400,000 shares of the Company’s common stock at an initial conversion price of $2.50 per share, subject to anti-dilution adjustments and certain limitations. Interest is payable on a quarterly basis and principal is payable on a quarterly basis beginning August 2006. The Series A warrants issued in connection with the private placement are exercisable for a period of five years commencing on February 4, 2005 and at an initial exercise price of $3.60 per share.
     The Series B warrants issued in connection with the private placement were exercisable for a period of 90 days, commencing on June 16, 2005, and had an exercise price of $3.90 per share. The Series B warrants expired in September 2005. The Company paid certain private placement fees and attorney’s fees totaling $993,000 and issued Series A warrants, on the same terms as disclosed above, exercisable for 302,400 shares of the Company’s stock with a value of $561,000, in connection with the private placement. The fees were recorded as prepaid loan origination fees and are being amortized to interest expense over the term of the debentures. The unamortized fees totaled approximately $978,000 at June 30, 2006. In connection with the private placement, the Company received net proceeds of approximately $12,500,000, including $1,600,000 in restricted cash, net of expenses.
Convertible Subordinated Debentures
     On July 25, 2005, the Company announced that it had restructured its outstanding 7.5% convertible debenture with an aggregate principal amount of $4,500,000 due November 22, 2005. Pursuant to the restructuring, $3,600,000 of the aggregate principal amount has been paid as of June 30, 2006, and the remaining principal amount of $900,000 will be paid in equal monthly installments through October 2006. The interest rate on the unpaid principal increased to 12% at November 22, 2005 through the term of the amended debentures.
     In connection with the restructuring, the Company issued warrants to purchase an aggregate of 800,000 shares of the Company’s common stock at an initial exercise price of $2.50 per share exercisable beginning on November 22, 2005. Of these warrants, 600,000 expire in July 2007. The remaining 200,000 expire in February 2011. The fair value of the warrants issued totaled approximately $877,000 and was recorded as additional discount on the debentures. The discount is being amortized to interest expense over the remaining life of the debentures. The unamortized discount totaled approximately $59,000 at June 30, 2006.
9. OTHER COMPREHENSIVE LOSS
     Comprehensive loss for the three and six months ended June 30, 2006 and 2005 is shown in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net loss	$(4,359)	$(6,400)	$(9,298)	$(11,899)
Other comprehensive loss:
Foreign currency translation	(78)	(36)	(101)	(227)

Comprehensive loss	$(4,437)	$(6,436)	$(9,399)	$(12,126)

10. SEGMENT INFORMATION
     The Company reports information for two segments, the Technologies Group and the Advanced Applications Services Group. Management evaluates the business segment performance based on contributions before unallocated items. Inter-segment sales and transfers are not significant.

Technologies Group:	Consists of the operations of the Company’s softswitch, I-Master and NetPerformer divisions; and the Company’s Telemate.Net and Verilink subsidiaries. The Technologies Group includes international and domestic sales of hardware and software, integration, applications and technical training and support. The Technologies Group offers hardware and software based-solutions for companies seeking to build private, packet-based voice and data networks. Additionally, the Technologies Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices. The Technologies Group added the product suite from the Verilink business asset acquisition that provide access, multiplexing and transport of voice and data services that extend legacy networks as well as next generation converged access solutions, which deliver voice, data and video to business customers.

Advanced Applications Services Group:	Consists of the Company’s technical applications support group, which was previously included as part of the Enterprise Solutions Group. Includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Company’s Technologies Group.
     Summarized financial information concerning the Company’s reportable segments for the three months ended June 30, 2006 and 2005 is shown in the following table (in thousands):

		Advanced
	Technologies	Application
	Group	Services Group	Total
For the Three Months Ended June 30, 2006
Revenue	$6,657	$1,724	$8,381
(Loss) before unallocated items	(1,067)	(1)	(1,068)

At June 30, 2006
Goodwill	1,061	1,453	2,514
Total assets	22,629	3,676	26,305

For the Months Ended June 30, 2005
Revenue	$5,984	$2,529	$8,513
(Loss) contribution before unallocated items	(1,247)	544	(703)

At December 31, 2005
Goodwill	1,061	1,453	2,514
Total assets	14,437	3,655	18,092
     The following table reconciles the contribution before unallocated items to the loss before discontinued operations for the three months ended June 30, 2006 and 2005 (in thousands):

	Three months ended June 30,
	2006	2005
Loss before unallocated items, per above	$(1,068)	$(703)
Corporate general and administrative expenses	(1,506)	(1,747)
Corporate research and development	(85)	(50)
Depreciation and amortization	(402)	(580)
Reorganization costs		—
Reorganization costs — loss on sublease	—	(2,550)
Other	(1,298)	(770)
Income taxes	—	—

Loss from continuing operations	$(4,359)	$(6,400)

     Summarized financial information concerning the Company’s reportable segments for the six months ended June 30, 2006 and 2005 is shown in the following table (in thousands):

		Advanced
	Technologies	Application
	Group	Services Group	Total
For the Six Months Ended June 30, 2006
Revenue	$11,538	$3,631	$15,169
(Loss) contribution before unallocated items	(2,644)	200	(2,444)

For the Six Months Ended June 30, 2005
Revenue	$10,056	$5,064	$15,120
(Loss) contribution before unallocated items	(3,521)	1,135	(2,386)
     The following table reconciles the contribution before unallocated items to the loss before discontinued operations for the six months ended June 30, 2006 and 2005 (in thousands):

	Six months ended June 30,
	2006	2005
Loss before unallocated items, per above	$(2,444)	$(2,386)
Corporate general and administrative expenses	(3,248)	(3,560)
Corporate research and development	(111)	(107)
Depreciation and amortization	(866)	(1,240)
Reorganization costs		(124)
Reorganization costs — loss on sublease	—	(2,550)
Other	(2,629)	(1,366)
Income taxes	—	—

Loss from continuing operations	$(9,298)	$(11,333)

     The following table reconciles the segments’ total assets to the Company’s total assets (in thousands):

	June 30,	December 31,
	2006	2005
Total assets before unallocated items, per above	$26,305	$18,092
Corporate assets:
Cash and cash equivalents	1,324	706
Restricted cash	1,469	1,656
Current portion of notes receivable	574	655
Other current assets	1,457	1,594
Property and equipment, net	1,438	1,914
Investment	638	745
Notes receivable, net of current portion	2,364	2,736

	$35,569	$28,098

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

	Canada		United States	Total
For the Three Months ended June 30, 2006
Revenue	$		$8,381	$8,381
(Loss) contribution before unallocated Items		(1,281)	213	(1,068)

For the Three Months ended June 30, 2005
Revenue	$		$8,513	$8,513
Loss before unallocated Items		(1,160)	457	(703)

For the Six Months ended June 30, 2006
Revenue	$		$15,169	$15,169
(Loss) contribution before unallocated Items		(2,575)	131	(2,444)

For the Six Months ended June 30, 2005
Revenue	$		$15,120	$15,120
Loss before unallocated Items		(2,352)	46	(2,306)

At June 30, 2006
Total Assets		407	35,162	35,569

At December 31, 2005
Total Assets		715	27,383	28,098
11. REORGANIZATION COSTS
     In January 2005, the Company disposed of substantially all of the operating assets of NACT and MCK, which resulted in six corporate positions being eliminated. The Company recorded reorganization costs of $124,000 during the three months ended March 31, 2005.

12. STOCK OPTIONS AND WARRANTS
     The Company has a stock option plan for employees, members of the board of directors, consultants, and other individual contributors to the Company which enables the Company to grant up to 3,500,000 qualified and nonqualified incentive stock options as well as other stock-based awards. In addition, in connection with various financing and acquisition transactions, and for services provided to the Company, the Company has issued warrants to purchase the Company’s common stock. A summary of stock options and warrants outstanding at June 30, 2006 is as follows:

	Options and Warrants Outstanding		Options and Warrants Exercisable
Range of	Outstanding at	Weighted Average	Exercisable at	Weighted Average
Exercise Prices	June 30, 2006	Exercise Price	June 30, 2006	Exercise Price
$0.95-$1.45	589,449	$1.41	549,699	$1.41
$1.45-$2.50	754,245	$2.21	598,495	$2.17
$2.51-$5.00	223,150	$3.27	182,650	$3.22
$5.01-$7.50	149,911	$6.48	99,911	$6.59
$7.51-$90.00	1,317,043	$13.60	1,316,168	$13.59

Total	3,033,798	$7.28	2,746,923	$7.72

     Options and warrants issued to employees generally terminate ten years from the date of grant. Termination dates for the options and warrants listed above range from October 15, 2006 to May 12, 2016.
     A summary of the status of stock options and warrants granted to employees, directors and consultants as of June 30, 2006, and the changes during the six months ended June 30, 2006 is presented below:

	Number of
	Shares of	Weighted
	Underlying	Average
	Options	Exercise Prices
Outstanding at beginning of period	3,201,096	$8.23
Granted	110,000	3.50
Exercised	(4,060)	1.75
Forfeited	(273,238)	16.90
Expired	—	—

Outstanding at end of period	3,033,798	$7.28

Exercisable at end of period	2,746,923	$7.72

     The weighted average grant date fair value for options granted during the three and six months ended June 30, 2006 was $46,928 and $97,619, respectively.
     A summary of warrants issued primarily in connection with financing is as follows:

	Number of	Weighted Average
Exercise Price	Outstanding Warrants	Exercise Price	Expiration Date
$0.05	5,000	$0.05	October 2006
$1.56	5,614,692	$1.56	August 2011
$2.16-$2.17	800,000	$2.17	July 2007-February 2011
$2.91	2,462,400	$2.19	February 2010
$6.82	491,505	$6.82	February 2011
$26.25-$30.00	50,000	$28.50	October 2006

Total	9,423,597	$3.59

     The exercise price and number outstanding for certain warrants previously issued have been adjusted according to their anti-dilution provisions.
     A summary of the status of warrants issued primarily in connection with financing as of June 30, 2006, and the changes during the six months ended June 30, 2006 is presented below:

	Number of
	Shares of	Weighted
	Underlying	Average
	Warrants	Exercise Prices
Outstanding at beginning of period	4,107,192	$3.82
Granted	5,614,692	1.56
Exercised	—	—
Expired	(298,287)	6.74

Outstanding at end of period	9,423,597	$2.38

Exercisable at end of period	3,808,905	$3.59

     The warrants issued in connection with the private placement on February 17, 2006, are exercisable, after six months, for a period of five years and at an exercise price of $1.56 per share.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all share-based payments granted prior to, but not fully vested as of January 1, 2006, based on the grant date fair value as calculated under the pro forma disclosure-only expense provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with provisions of SFAS No. 123(R). The adoption of SFAS No. 123(R) primarily resulted in compensation expense being recorded for stock options. The results for prior periods have not been restated.
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
     On December 31, 2005, the Company’s board of directors approved the accelerated vesting of unvested stock options granted to substantially all employees. The Company’s board of directors did not accelerate the vesting of unvested options for certain officers and directors. Accordingly, options to purchase approximately 637,000 shares became fully-vested immediately. The fair value of the remaining unvested options is being charged as compensation cost against income, over the vesting period. During the three months and six months ended June 30, 2006, the Company recorded compensation expense of $104,000 and $55,000, respectively, related to the expensing of the Company’s stock options.
     The fair value of options granted in the six months ended June 30, 2006 and 2005, based on the Black-Scholes valuation model, used the following assumptions:

Six Months Ended
June 30, 2006
Risk-free interest rate	5.0%
Expected life	4 years
Expected volatility	106.00%
Expected dividend yield	0.0%

     As of June 30, 2006, there was $197,590 of total unrecognized compensation cost related to unvested options. The cost is expected to be recognized over the weighted-average period of 0.94 years.
     The following table sets forth the results for the three and six months ended June 30, 2005, if the Company had used the fair value-based method of accounting for its stock option and incentive plans and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, then the pro-forma net loss and net loss per common share would have been as follows (in thousands, except for per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net loss, as reported	$(6,400)	$(11,899)
Add: Stock-based compensation expense included in net loss		7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(187)	91

Pro forma net loss	$(6,587)	$(11,801)

Net loss per common share
As reported	$(0.24)	$(0.43)
Pro forma	$(0.24)	$(0.44)
13. NET LOSS PER SHARE
     Basic and diluted net loss per share are computed in accordance with SFAS No. 128, “Earnings Per Share,” using the weighted average number of common shares outstanding. The diluted net loss per share for the three and six months ended June 30, 2006 and 2005 does not include the effect of the common stock equivalents, calculated by the treasury stock method, as their impact would be anti-dilutive. Using the treasury stock method, common stock equivalents are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Shares issuable upon conversion of preferred stock	478,022		240,332
Shares issuable under stock options	1,428	7,391	5,319	23,852
Shares issuable pursuant to warrants to purchase common stock	4,779	7,247	4,808	7,304

	484,229	14,638	250,459	31,156

14. PRIVATE PLACEMENT
     On February 17, 2006, the Company issued 5,400,000 shares of its common stock and warrants to purchase 5,400,000 shares of its common stock in a private placement transaction for an aggregate purchase price of approximately $7,100,000, or $1.30 per share. The warrants issued in connection with the private placement are exercisable, after six months, for a period of five years and at an exercise price of $1.56 per share. The Company received proceeds from the private placement of approximately $6,800,000, net of expenses.

15.	PREFERRED AND COMMON STOCK ISSUED IN CONNECTION WITH ACQUISITION OF BUSINESS ASSETS OF VERILINK
     As described in Note 2 – Mergers and Acquisitions: Business Assets of Verilink, the Company issued (i) 2,900,000 shares (the “Common Shares”) of the its common stock, par value $.01 per share, and (ii) 8,766 shares of its newly-designated Series C preferred stock (“Preferred Shares”). The Preferred Shares shall automatically convert into 2,900,000 shares of common stock (“Conversion Shares”) upon the effectiveness of an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock as specified in the Statement of Rights of the Series C Preferred Stock (the “Amendment”). The Company has agreed to seek shareholder approval of the Amendment at its 2006 annual meeting of shareholders (including any adjournment or postponement thereof, the “Meeting”). If the Amendment is not approved by its shareholders at the Meeting, then (i) the Preferred Shares may convert at the option of the holder at any time thereafter to the extent the Company has authorized shares of common stock available to permit such conversion; and (ii) the Company shall continue to use commercially reasonable efforts to obtain such approval as soon as practicable after the Meeting, but no less frequently than quarterly.
     The Preferred Shares have the right to vote with respect to any matter submitted to a vote of the Company’s shareholders on an as-converted basis, with each holder of a Preferred Share being entitled to cast a number of votes with respect to such share on any such matter equal to the number of Conversion Shares issuable upon conversion of such Preferred Share (without regard to any restriction on such conversion). Any vote entitled to be cast by the holders of the Preferred Shares shall be cast together with the votes cast by the holders of the Common Stock and not as a separate class except as otherwise provided by law. Group has agreed to vote the Common Shares and Preferred Shares in accordance with the recommendation of the Company’s board of directors on each matter presented for a shareholder vote at the Meeting.
     The Company also entered into a Registration Rights Agreement with Group dated as of June 16, 2006 (the “Registration Rights Agreement”), pursuant to which the Company has agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) to register the resale pursuant to the Securities Act of 1933, as amended (the “Securities Act”), of the Common Shares and the Conversion Shares, with such filing to be made no later than fifteen (15) business days after the Company files with the SEC the financial statements which the Company is required to file in connection with the acquisition of the Verilink business assets pursuant to the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.
16. LITIGATION
     Except as described in Note 16 to the Company’s audited consolidated financial statements included in the Annual Report, the Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business, and the Company does not expect this ordinary litigation to have a material adverse effect on the Company. There have been no material developments regarding the pending material legal proceedings described in Note 16 to the Company’s audited consolidated financial statements included in the Annual Report during the six months ended June 30, 2006.
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
     Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:

-	the volatility of the price of the Company’s common stock;
-	the Company may be unable to fund future growth;
-	the risks associated with acquisitions;
-	the Company’s ability to be profitable;
-	the Company’s ability to attract and retain qualified personnel;
-	general economic conditions of the telecommunications market;

-	the Company’s research and development expenditures
-	market demand for, and market acceptance of, the Company’s products;
-	legal claims against the Company, including, but not limited to, claims of patent infringement;
-	the Company’s ability to protect the Company’s intellectual property;
-	defects in the Company’s products;
-	the Company’s obligations to indemnify certain customers;
-	the Company’s exposure to risks inherent in international operations and emerging markets;
-	the Company’s dependence on contract manufacturers and suppliers;
-	general economic and business conditions; and
-	other risks and uncertainties disclosed in the Annual Report and in the Company’s other filings with the SEC.
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
Overview
     The Company is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s continuing operations include two separate business segments: (i) the Technologies Group, which includes the Company’s softswitching and NetPerformer divisions (the two businesses acquired from Clarent Corporation in February 2003), the Company’s subsidiary Telemate.Net, the Company’s I-Master division (acquired from WSECI in March 2005), and the Company’s subsidiary Verso Verilink, LLC (acquired from Winslow Asset Group, Inc. in June 2006); and (ii) the Advanced Applications Services Group, which includes the Company’s technical applications support group. The Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Technologies Group offers hardware-based solutions (which include software) for companies seeking to build private, packet-based voice and data networks, and software-based solutions for Internet access and usage management that include call accounting and usage reporting for IP network devices, and the product suite acquired in the Verilink business assets acquisition that provides access, multiplexing and transport of voice and data services that extend legacy networks as well as next generation converged access solutions. The Advanced Applications Services Group includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Technologies Group.
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
     In 2004, the Company began moving towards an open standards platform, and the Company significantly increased its expenditures for sales and marketing to focus on long-term sustainable revenue growth. In the first quarter of 2004, the Company completed a private placement raising approximately $16.5 million, net of expenses, to fund the expanded sales and marketing programs. As expected, these additional expenditures significantly increased the operating loss from continuing operations in 2004.

     In January 2005, the Company disposed of substantially all of the operating assets of its NACT and MCK businesses to better focus the Company’s capital and management resources on areas which the Company believes have greater potential given its strategy to focus on next-generation network and solutions to improve cash utilization. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company believes that the I-Master platform, which the Company acquired from WSECI in March 2005 after forming a strategic partnership with WSECI in the latter half of 2004, permits the Company to offer a better solution. Further, the Company disposed of its MCK business because the Company intends to focus on next-generation solutions for service providers and the MCK products did not fit that profile. The operations of the NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements.
     On June 16, 2006, the Company acquired substantially all of the business assets of Verilink Corporation other than accounts receivable and certain fixed assets, and assumed certain liabilities, and issued (i) 2,900,000 shares of its common stock, and (ii) 8,766 shares of its newly-designated Series C preferred stock, which will automatically convert into 2,900,000 shares of common stock as described in Note 15 – Preferred and Common Stock Issued in Connection with the Acquisition of Business Assets of Verilink. The Acquisition bolsters the Company’s product offerings and adds several domestic Tier-1 relationships. The Verilink product suite includes products that provide access, multiplexing and transport of voice and data services that extend legacy networks as well as next generation converged access solutions that deliver voice, data and video to business customers. The results for the three months and six months ended June 30, 2006 include the results of this acquisition since June 16, 2006, the date of closing of the transaction.
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
Results of Operations
Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005
     For the three months ended June 30, 2006, the Company’s net loss totaled $4,359,000, or $0.13 per share, compared with a net loss of $6,400,000, or $0.24 per share, for the same period in 2005.
Continuing Operations
     For the three months ended June 30, 2006, the Company’s net loss from continuing operations totaled $4,359,000, or $0.13 per share, compared with a net loss of $6,400,000 or $0.24 per share, for 2005.
     Total revenue was $8,381,000 in the three months ended June 30, 2006, reflecting a 2% decrease from the same period in 2005. Products revenue increased from $4,603,000 in the three months ended June 30, 2005, to $5,156,000 in the three months ended June 30, 2006. The increase in product revenue in the Technologies Group is attributable to the Verilink product suite acquired in June 2006 net of decline in revenues for the Netperformer products. Services revenue was $3,225,000 for the three months ended June 30, 2006, reflecting an 18% decrease from the same period in 2005, primarily due to decline in revenue from the Advanced Application Services Group. The decrease in revenue from the Advanced Application Services Group was attributable primarily to a decline in revenue from its largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor, net of new customers added. This decline in services revenue was offset by revenue generated by the Verilink professional services group. Gross profit was 40% of revenue in the three months ended June 30, 2006, comparable with 44% of revenue for the same period in 2005. The decline in gross margin is primarily attributable to Advanced Application Services Group segment and to a lesser degree, the revenue from Verilink.
     Total operating expenses incurred for the three months ended June 30, 2006, were $6,408,000, a decrease of $2,934,000 compared with the same period in 2005. The decrease is primarily attributable to the following items: decreases in general and administrative expenses of $155,000, sales and marketing expenses of $308,000, depreciation and amortization of $178,000 and reorganization costs – loss on sublease of $2,550,000 partially offset by an increase in research and development expenses of $257,000. Verilink operating expenses added $329,000 to total operating expenses.
     General and administrative expenses for the three months ended June 31, 2006 are comparable to the same period in 2005.
     The decrease in sales and marketing expenses resulted from the reduction of personnel costs primarily for sales management overhead and personnel related costs including travel.
     Research and development expenses for the three months ended June 30, 2006 are comparable to the same period in 2005.
     The decrease in depreciation and amortization expense is related to the effect of fully depreciated assets and lower capital additions.
     As a percent of revenue, operating expenses were 76% during the three months ended June 30, 2006 as compared with 110% for the same period in 2005.
     No other income was recorded during the three months ended June 30, 2006 compared with a net other expense of $24,000 for the same period in 2005.
     Equity in loss of investment was $41,000 during the three months ended June 30, 2006, compared with a loss of $23,000 for the same period in 2005. This amount represents the Company’s portion of BeTrue’s losses.
     Net interest expense was $1,257,000 during the three months ended June 30, 2006, an increase of $534,000 compared with the same period in 2005. Included in net interest expenses was amortization of loan fees and discount on convertible debentures which were $931,000 for the three months ended June 30, 2006 as compared to $482,000 for the three months ended June 30, 2005. The increase was primarily attributable to interest and amortization of the discount and loan origination fees on the $13,500,000 of senior unsecured convertible debentures issued in February 2005, as well as increased amortization of the discount on the 7.5% convertible subordinated debentures that were restructured in the third quarter of 2005.

Business Unit Performance

	Packet-based		Advanced
	Technologies		Applications
(Dollars in thousands)	Group		Services Group		Consolidated
For the Three Months Ended June 30,	2006	2005	2006	2005	2006	2005
Revenue	$6,657	$5,984	$1,724	$2,529	$8,381	$8,513

Gross profit	3,151	2,935	195	777	3,346	3,712
Gross margin	47%	49%	11%	31%	40%	44%
General and administrative	595	513	110	208	705	721
Sales and marketing	1,715	2,024	86	85	1,801	2,109
Research and development	1,908	1,687	—	—	1,908	1,687

(Loss) contribution before unallocated items	$(1,067)	$(1,289)	$(1)	$484	(1,068)	(805)

Unallocated items:
Corporate general and administrative					1,506	1,645
Corporate research and development					85	50
Depreciation and amortization					402	580
Reorganization costs — loss on sublease					—	2,550

Operating loss					(3,061)	(5,630)
Other					(1,298)	(770)

Loss before income taxes					$(4,359)	$(6,400)

Technologies Group
     Total revenue from the Technologies Group was $6,657,000 in the three months ended June 30, 2006, an 11% increase from the same period in 2005. The increase was attributable to the $1,690,000 of revenue related to the Verilink product suite acquired on June 16, 2006, net of decline in revenue for the Netperformer and Telemate.net products.
     Gross profit increased by $216,000 in the three months ended June 30, 2006, and was 47% of revenue, compared with 49% in the same period in 2005. The increase in gross profit dollars is attributable to the increase in revenue. The decline in gross margin was attributable to the Verilink revenue.
     Allocated operating expenses incurred in the Technologies Group for the three months ended June 30, 2006, were $4,218,000, a decrease of $6,000 compared to the same period in 2005. The decrease in sales and marketing expenses resulted from primarily marketing program reductions. The increase in research and development expenses resulted from Verilink, duplicative costs of outsourcing to India and severance payments. General and administrative expenses were comparable to the same period in 2005. As a percent of revenue, operating expenses for the Technologies Group were 63% during the three months ended June 30, 2006, a decrease from 71% during the same period in 2005.
Advanced Applications Services Group
     Total revenue for the Advanced Applications Services Group was $1,724,000 in the three months ended June 30, 2006, a 32% decrease from the same period in 2005. The decrease in revenue is related to a decrease in outsourced services for hospitality related customers.
     Gross profit decreased by $582,000 in the three months ended June 30, 2006, and was 11% of revenue, compared with 31% of revenue in the same period in 2005. The decrease in gross profit dollars and gross margin percentage was attributable primarily to a decline in revenue from the Advanced Applications Services Group’s largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor, net of new customers added.

     Allocated operating expenses incurred in Advanced Applications Services Group for the three months ended June 30, 2006, were $196,000 a decrease of $97,000 compared with the same period in 2005.
Discontinued Operations
     No discontinued operations were recorded in the three months ended June 30, 2005 since the Company disposed of substantially all of the operating assets of its NACT and MCK businesses in January 2005.
Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005
     For the six months ended June 30, 2006, the Company’s net loss totaled $9,298,000, or $0.29 per share, compared with a net loss of $11,899,000, or $0.45 per share, for the same period in 2005. The 2005 results included a loss from discontinued operations of $566,000.
Continuing Operations
     For the six months ended June 30, 2006, the Company’s net loss from continuing operations totaled $9,298,000, or $0.29 per share, compared with a net loss of $11,333,000, or $0.43 per share, for 2005.
     Total revenue was $15,169,000 in the six months ended June 30, 2006, reflecting a slight increase from the same period in 2005. Products revenue increased from $7,342,000 in the six months ended June 30, 2005, to $8,753,000 in the six months ended June 30, 2006. The increase in product revenue in the Technologies Group is primarily attributable to the Verilink product suite acquired in June 2006. Services revenue was $6,416,000 for the six months ended June 30, 2006, reflecting an 18% decrease from the same period in 2005, primarily due to revenue from the Advanced Application Services Group. The decrease in revenue from the Advanced Application Services Group was attributable primarily to a decline in revenue from its largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor, net of new customers added. Gross profit was 41% of revenue in the six months ended June 30, 2006, comparable with 43% of revenue for the same period in 2005. The decline in gross margin is primarily attributable to the decline in the Advanced Application Services Group segment.
     Total operating expenses incurred for the six months ended June 30, 2006, were $12,857,000, a decrease of $3,642,000 compared with the same period in 2005. The decrease is primarily attributable to the following items: decreases in general and administrative expenses of $200,000, sales and marketing expenses of $746,000, depreciation and amortization of $374,000, reorganization costs of $124,000 and reorganization costs – loss on sublease of $2,550,000 partially offset by an increase in research and development expenses of $352,000.
     General and administrative expenses for the six months ended June 30, 2006 are comparable to the same period in 2005.
     The decrease in sales and marketing expenses resulted from the reduction of personnel costs primarily for sales management overhead and personnel related costs including travel.
     The increase in research and development expenses for the six months ended June 30, 2006 resulted from the Verilink operations, duplicative costs of outsourcing to India and severance payments.
     The decrease in depreciation and amortization expense is related to the effect of fully depreciated assets and lower capital additions.
     As a percent of revenue, operating expenses were 85% during the six months ended June 30, 2006 as compared with 109% for the same period in 2005.
     Other income was $2,000 during the six months ended June 30, 2006 compared with other expense of $18,000 for the same period in 2005.
     Equity in loss of investment was $107,000 during the six months ended June 30, 2006, compared with a loss of $51,000 for the same period in 2005. This amount represents the Company’s portion of BeTrue’s losses.

     Net interest expense was $2,524,000 during the six months ended June 30, 2006, an increase of $1,227,000 compared with the same period in 2005. Included in the net interest expense was amortization of loan fees and discount on convertible debentures which were $1,836,000 for the six months ended June 30, 2006 as compared to $844,000 for the six months ended June 30, 2005. The increase was primarily attributable to interest and amortization of the discount and loan origination fees on the $13,500,000 of senior unsecured convertible debentures issued in February 2005, as well as increased amortization of the discount on the 7.5% convertible subordinated debentures that were restructured in the third quarter of 2005.
Business Unit Performance

			Advanced
	Technologies		Applications
(Dollars in thousands)	Group		Services Group		Consolidated
For the Six Months Ended June 30,	2006	2005	2006	2005	2006	2005
Revenue	$11,538	$10,056	$3,631	$5,064	$15,169	$15,120

Gross profit	5,591	4,970	597	1,604	6,188	6,532
Gross margin	48%	49%	16%	32%	41%	43%
General and administrative	1,160	1,074	236	420	1,396	1,494
Sales and marketing	3,413	4,146	161	174	3,574	4,320
Research and development	3,662	3,314	—	—	3,662	3,314

(Loss) contribution before unallocated items	$(2,644)	$(3,564)	$200	$1,010	(2,444)	(2,596)

Unallocated items:
Corporate general and administrative					3,248	3,350
Corporate research and development					111	107
Depreciation and amortization					866	1,240
Reorganization costs						124
Reorganization costs — loss on sublease					—	2,550

Operating loss					(6,669)	(9,967)
Other					(2,629)	(1,366)

Loss before income taxes					$(9,298)	$(11,333)

Technologies Group
     Total revenue from the Technologies Group was $11,538,000 in the six months ended June 30, 2006, a 13% increase from the same period in 2005. During the six months ended June 30, 2006, the Technologies Group included $1,690,000 of revenue related to the Verilink product suite acquired on June 16, 2006.
     Gross profit increased by $621,000 in the six months ended June 30, 2006, and was 48% of revenue, compared with 49% in the same period in 2005. The increase in gross profit dollars is attributable to the increase in revenue and the reduction in gross margin is attributable to the revenues for Verilink’s products and services.
     Allocated operating expenses incurred in the Technologies Group for the six months ended June 30, 2006, were $8,235,000, a decrease of $299,000 compared to the same period in 2005. The decrease in sales and marketing expenses resulted from the reduction of personnel costs primarily for sales management overhead and personnel related costs including travel as well as the reduction of marketing programs. The increase in research and development expenses resulted from an increase in personnel and related costs, as well as increased product certification costs and duplicative costs of outsourcing to India and severance payments. General and administrative expenses were comparable to the same period in 2005. As a percent of revenue, operating expenses for the Technologies Group were 71% during the six months ended June 30, 2006, down from 85% during the same period in 2005.
Advanced Applications Services Group
     Total revenue for the Advanced Applications Services Group was $3,631,000 in the six months ended June 30, 2006, a 28% decrease from the same period in 2005 The decrease in revenue from the Advanced Application Services

Group was attributable primarily to a decline in revenue from its largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor, net of new customers added.
     Gross profit decreased by $1,007,000 in the six months ended June 30, 2006, and was 16% of revenue, compared with 32% of revenue in the same period in 2005. The decrease in gross profit dollars and gross margin percentage was attributable primarily to the decline in revenue.
     Allocated operating expenses incurred in Advanced Applications Services Group for the six months ended June 30, 2006, were $397,000 a decrease of $197,000 compared with the same period in 2005.
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
Critical Accounting Policies
     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases these estimates and assumptions on historical experience and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Factors that could affect the Company’s future operating results and cause actual results to vary from expectations include, but are not limited to, lower than anticipated growth from existing customers, an inability to attract new customers, an inability to successfully integrate acquisitions and technology changes, or a decline in the financial stability of the Company’s customers. Negative developments in these or other risk factors could have a material adverse affect on the Company’s financial position and results of operations. Actual results could differ from management estimates. There were no changes to our critical accounting policies and estimates included in our 2005 annual report on Form 10-K. A summary of the Company’s critical accounting policies follows:
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
     Under SOP No. 98-9, if evidence of fair value of all undelivered elements exists, but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element and recognized as revenue.
     The Company routinely analyzes and establishes, as necessary, reserves at the time of shipment for product returns and allowances and warranty costs.
     As a consequence of the acquistion of Verilink on June 16, 2006, the Company now has a distributor who has the right to return product for stock rotation purposes. Every quarter, stock rotation rights are limited to a percentage of invoiced sales to the distributor in the prior quarter. The percentage of sales used to determine the stock rotation right is based upon the terms of the executed distributor agreement with the Company. The Company reduces revenue and maintains a reserve for an estimate of potential stock rotation returns related to the current period product revenue. Management analyzes historical returns, channel inventory levels, current economic trends and changes in customer demand for the Company’s products when evaluating the adequacy of the reserve for stock rotation returns.
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

Liabilities of Discontinued Operations
     In January 2005, the Company disposed of substantially all of the operating assets of its NACT and MCK businesses. As a result of these sales, certain liabilities of MCK are now classified as discontinued operations,and netted against these liabilities is $475,000 in sublease payments expected to be received by the Company for one lease (where the total lease payments have been prepaid by the Company) that goes through March 31, 2007.
     During 2001, the Company initiated certain restructuring plans and discontinued operations of its legacy value-added reseller business. In conjunction with these restructuring plans, the Company established a restructuring reserve account for the estimated costs related to the plans. These costs primarily related to facilities closings, severance costs and other businesses exiting costs. For the facilities closings cost, a reserve was established for all remaining lease payments due on buildings and equipment that were no longer being utilized in continuing operations, less assumptions for sub-leases. The accrual for one of the leases with total payments remaining through January 31, 2010 of $1,450,000 is offset by sublease payments to the company totaling $600,000 through the end of the lease term and additionally assumes an amount of $240,000 for the extension of one of the subleases through the end of the lease term, net of reserves for sublease collectibility and sublease extension of $240,000.
     As of June 30, 2006, the Company had a remaining balance of approximately $1,118,000 in liabilities of discontinued operations. The Company currently believes that this remaining estimated balance is sufficient to cover future obligations associated with the restructurings; however, changes in these estimates could occur based on changes in the financial condition of the subleases.
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
Goodwill, Intangible Assets and Long-Lived Assets
     Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with provisions of SFAS No. 142. The Company plans to complete its test for impairment by December 31, 2006. Significant estimates are made with respect to the impairment testing. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).
     In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment and purchased assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant estimates are made with respect to recoverability and fair value assessments.
Liquidity and Capital Resources
Summary
     Liquidity is the measurement of the Company’s ability to have adequate cash or access to cash at all times in order to meet financial obligations when due, as well as to fund corporate expansion and other activities. For the last three years, the Company has met its liquidity requirements through a combination of cash provided by debt from third party lenders, issuances of debt and equity securities and purchases and divestitures of other businesses and other related activities.
     At June 30, 2006, the Company had a positive working capital position (excess of current assets over current liabilities) of $5,477,000 compared to a positive working capital position of $1,902,000 at December 31, 2005. The Company’s cash and restricted cash totaled $2,793,000 at June 30, 2006, and $2,735,000 at December 31, 2005. Total long-term debt, net of discount, was $7,929,000 at June 30, 2006 and $8,412,000 at December 31, 2005. At June 30, 2006 and December 31, 2005, the Company had outstanding borrowings under its credit facility with Silicon of $3,325,000 and $1,269,000, respectively. The Company’s unused borrowing capacity under the Credit Agreement at June 30, 2006 was $3,068,000, which excludes any borrowing capacity, relating to the Verilink accounts receivable and inventory, which accounts receivable and inventory are expected to become a component of the borrowing base as a result of an amendment to the Credit Agreement which is expected to be completed by the end of August 2006.
     In March 2006, the Company and Silicon renewed the credit facility with a subsequent amendment in June 2006. The Credit Agreement provides for a credit line of $10 million which is limited to $5,000,000 until the financial covenants are reset, which is expected to occur before the end of August, 2006 (although the June 2006 amendment contemplated that this would be done by July 31, 2006). The working capital line includes an EX-IM facility that provides for working capital based on the Company’s international accounts receivable and inventories related to export sales. Under the terms of the Credit Agreement, the Company must (i) satisfy certain financial covenants with respect to minimum cash/excess availability and tangible net worth, which are computed monthly; (ii) may not declare dividends or incur any additional indebtedness without the consent of Silicon; and (iii) must comply with other financial covenants, as defined in the Credit Agreement.
     On February 12, 2003, the Company acquired substantially all the business assets and assumed certain related liabilities of Clarent Corporation for $9,800,000 in notes. At June 30, 2006, a $3,000,000 secured note due February 12, 2008, which bears interest at 5% per annum, remains outstanding. The assets the Company purchased from Clarent Corporation secure the note.
     On February 4, 2005, the Company completed a private placement of senior unsecured convertible debentures and warrants pursuant to a securities purchase agreement with certain institutional investors. The Company issued $13,500,000 of senior unsecured convertible debentures, Series A warrants exercisable for 2,200,000 shares of the Company’s common stock and Series B warrants exercisable for 2,000,000 shares of the Company’s common stock. The senior unsecured convertible debentures bear interest at 6.75% per annum and are due February 2009 and are convertible into approximately 5,400,000 shares of the Company’s common stock at an initial conversion price of $2.50 per share, subject to anti-dilution adjustments and certain limitations. Interest is payable on a quarterly basis and principal is payable on a quarterly basis beginning August 2006. The Series A warrants issued in connection with the private placement are exercisable for a period of five years commencing on February 4, 2005 and at an initial exercise price of $3.60 per share. The Series B warrants issued in connection with the private placement were exercisable for a period of 90 days, commencing on June 16, 2005 and had an exercise price of $3.90 per share. The Series B warrants expired in September 2005. The Company received net proceeds of approximately $12,500,000, including $1,600,000 in restricted cash, net of expenses.
     On February 17, 2006, the Company issued, in a private placement, 5,400,000 shares of its common stock and warrants to purchase 5,400,000 shares of its common stock for an aggregate purchase price of approximately $7,100,000, or $1.30 per share. The warrants issued in connection with the private placement are exercisable, after six months, for a period of five years and at an initial exercise price of $1.56 per share. The Company received proceeds from the private placement of approximately $6,800,000, net of expenses.

     On June 30, 2006 in connection with the completion of the Admission of Citel U.K.’s entire issued share capital to AIM, the Company and Citel amended the Note such that the principal balance of the Note is due and payable as follows: $870,000 to be paid within one business day of Admission; followed by 6 monthly installments of $75,000 commencing 12 months from the date of Admission; and all remaining outstanding principal and accrued interest under this note will be due and payable on January 21, 2008. In July 2006 the Company received the $870,000 as contemplated by the amendment to the Note.
     In addition, in July, 2006, the Company received $2 million from the sale of Verilink inventory to be used over time by the contract manufacturer utilized for the Verilink products.
Cash Flow
     Cash used in the Company’s continuing operations in the six months ended June 30, 2006 totaled $6,294,000 compared with $6,607,000 in the same period in 2005. The cash used in continuing operations during the six months ended June 30, 2006 resulted primarily from cash used by continuing operations of $5,935,000 (net loss from continuing operations of $9,298,000 reduced by net non-cash charges totaling $3,363,000, including depreciation and amortization of $1,235,000, amortization of loan fees and discount on convertible subordinated debentures of $1,836,000, provision for doubtful accounts of $124,000, equity in loss of investment of $107,000, and stock based compensation of $159,000, offset by $98,000 in other) and changes in current operating assets and liabilities of $359,000. This compares to cash used by continuing operations of $6,362,000 (net loss from continuing operations of $11,333,000, reduced by net non-cash charges totaling $4,971,000 including depreciation and amortization of $1,455,000, amortization of loan fees and discount on convertible subordinated debentures of $844,000, provision for doubtful accounts of $75,000, equity in loss of investment of $52,000, loss on sublease of $2,550,000, offset by $5,000 in other) and changes in current operating assets and liabilities of $245,000, for the six months ended June 30, 2005.
     Cash used in the Company’s discontinued operations in the six months ended June 30, 2006 totaled $1,510,000 compared to $971,000 in the same period in 2005. $1,223,000 was used to prepay the remaining lease obligation for one lease obligation included in liabilities of discontinued operations. The lease obligation was prepaid in order to eliminate a $1,551,000 letter of credit which reduced the Company’s borrowing availability by the same amount.
     Net cash used in investing activities for continuing operations in the six months ended June 30, 2006 of $10,000 compares to net cash used in investing activities for continuing operations in the six months ended June 30, 2005 of $2,261,000 in the same period of 2005. During the six months ended June 30, 2006, restricted cash decreased by $187,000 compared to an increase of $1,620,000 in the same period in 2005. The $1,620,000 in restricted cash increase is related to the proceeds from the February, 2005 private placement of senior unsecured convertible debentures. The Company spent $197,000 and $397,000 on capital expenditures in the six months ended June 30, 2006 and 2005, respectively. In the six months ended June 30, 2005, the Company used $244,000 in cash related to the acquisition of substantially all of the operating assets of WSECI.
     Cash provided by investing activities for discontinued operations totaled approximately $550,000 in the six months ended June 30, 2006, compared to $4,015,000 in the same period of 2005. For the six months ended June 30, 2006, the Company received proceeds of $550,000 on the note issued to it in the sale of the MCK business. During the six months ended June 30, 2005, the Company received proceeds of $4,015,000 from the sale of the NACT and MCK business.
     Cash provided by financing activities totaled $7,492,000 in the six months ended June 30, 2006 compared to $12,799,000 in the same period of 2005. For the six months ended June 30, 2006, the Company received proceeds from a private placement of $6,762,000 (net of associated fees) and net borrowings under the bank line of credit of $2,056,000 (gross borrowings of $3,325,000 less payments of $1,269,000), offset by a payment of $1,350,000 on the $4,500,000 convertible subordinated debentures. For the six months ended June 30, 2005, the Company received proceeds from the issuance of convertible debentures, net of associated fees of $12,757,000, including $1,600,000 in restricted cash.
Contractual Obligations and Commercial Commitments
     The following summarizes the Company’s future contractual obligations at June 30, 2006 (in thousands):

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Line of credit	$3,325	$3,325	$—	$—	$—
Additional payments for the acquisition of Encore Group	131	131		—	—
Notes payable for the purchase of Clarent	3,000	—	3,000	—	—
Convertible subordinated debentures	900	900	—	—	—
Senior unsecured convertible debentures	13,500	3,093	10,407		—
Operating leases:
Continuing operations	6,315	2,003	1,814	2,498	—
Discontinued operations	1,374	374	381	619	—

Total contractual cash obligations	$28,545	$9,826	$15,602	$3,117	$—

     The Company remains a guarantor on a lease through December 2009 used in the operations of the NACT business, which the Company sold in January 2005. The total commitment related to this lease is approximately $2,157,000.
     Note, this table excludes interest expense and sublease rentals and assumes that leases are not renewed.
Sources of Cash
     For the remainder of 2006, the Company expects that its primary sources of cash will be from cash on hand, borrowings under the Company’s Credit Agreement with Silicon and interest and principal payment on its note receivable from the sale of the MCK business. The Company expects that its current operations will not generate positive income from operations before interest, taxes, depreciation and amortization for 2006. The Company is currently working on several initiatives to significantly reduce the cash used in continuing operations and to ensure that it has sufficient liquidity to cover its needs for the next twelve months.
     The Credit Agreement with Silicon, however, is subject to certain financial covenants (including a minimum tangible net worth covenant) and limitations on the Company’s ability to access funds under the Credit Agreement. If the Company is in violation of the Credit Agreement, or does not have sufficient eligible accounts receivable and inventories to support the level of borrowings it may need, then the Company may be unable to draw on the Credit Agreement to the extent necessary. To the extent the Company does not have borrowing availability under the Credit Agreement, the Company may be required to obtain additional sources of capital, sell assets, obtain an amendment to the Credit Agreement or otherwise restructure its outstanding indebtedness. Additional borrowings other than pursuant to the Credit Agreement must be approved by Silicon and may have to be approved by the holders of the secured note issued by the Company in connection with the acquisition of substantially all of the operating assets of Clarent Corporation, which note is due in 2008, and the holders of the $13,500,000 senior unsecured convertible debentures. If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the Credit Agreement or otherwise restructure its outstanding indebtedness, then the Company may not be able to meet its obligations.
     The Company has sustained losses in prior years and does not expect that its current operations will generate positive income from continuing operations before interest, taxes, depreciation and amortization for the next year as the Company continues to invest in sales and marketing and research and development costs. However, the Company has taken steps that the Company believes could not only increase revenues and gross margins but also could make the Company more efficient on the expense side. In 2005, the Company restructured its sales organization in order to have a better targeted geographic and product focus; introduced new products including product bundles comprised of two or more of the Company’s proprietary technology products; and shifted resources to focus on fewer but larger and more strategic OEM and distributor relationships. Although gross margins are dependent on many different factors including revenue volume, product mix and discounting, the Company believes that in general, gross margins should improve with revenue increases by leveraging departmental and other non-variable costs and that it could receive greater margins from higher value solution sales such as the product bundles. The Company intends to continue its on-going review and diligence on expenses. Part of this effort has focused on developing collaborative relationships with off-shore outsourced services for service and support functions as well as research and development functions that have resulted in a reduced cost base. This cost advantage can be further leveraged as the Company’s needs grow. The Company believes that it will have sufficient liquidity from its cash on hand, and its unused credit facility to meet it’s current financial obligations during 2006, subject to amending the credit facility to eliminate the $5 million borrowing limit and add the Verilink accounts receivable and inventory to the borrowing base, which amendment is expected to be completed by the end of August, 2006.
     The Company’s short-term cash needs are for working capital, including cash operating losses, capital expenditures, and $900,000 in remaining principal payments on the 7.5% convertible subordinated debentures through October 1, 2006, interest and principal payments on the $13,500,000 senior unsecured convertible debentures outstanding and payments related to discontinued operations. The Company can elect to pay interest and principal payments on the $13,500,000 senior unsecured convertible debentures with stock in lieu of cash. At June 30, 2006, accrued loss on sublease totaled $1,422,000. The Company expects to pay out approximately $373,000 related to lease payments, net of sublease rentals in the next twelve months. At June 30, 2006, liabilities of discontinued operations included $428,000 in lease payments net of sublease payments related to discontinued operations. The Company expects to receive approximately $271,000 related to sublease payments, net of lease payments for discontinued operations in the next twelve months.
     On June 30 2006, in connection with the completion of the Admission of Citel U.K.’s entire issued share capital to AIM, the Company and Citel amended the Note such that the principal balance of the Note became due and payable as follows: $870,000 to be paid within one business day of Admission, followed by 6 monthly installments of $75,000 commencing 12 months from the date of Admission, and all remaining outstanding principal and accrued interest under the Note being due and payable on January 21, 2008. In July 2006, the Company received the $870,000 as contemplated by the amendment to the Note.
     In addition, in July, 2006, the Company received $2 million from the sale of Verilink inventory to be used over time by the contract manufacturer of the Verilink products.
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
Interest Rate Risks
     The Company’s notes payable and convertible debentures at June 30, 2006, carry interest rates, which are fixed. The Company’s credit facility with Silicon carries interest rates, which vary with the prime rate. Accordingly, if the Company has any indebtedness outstanding under its credit facility with Silicon, then any increases in Silicon’s prime rate will reduce the Company’s earnings. At June 30, 2006, the Company had $3,325,000 in outstanding indebtedness under its credit facility with Silicon.

Foreign Currency Risks
     Products sold outside of the United States of America are transacted in U.S. dollars and, therefore, the Company is not exposed to foreign currency exchange risk on these transactions. Transactions with Verso Canada and Verso Technologies (UK) Limited, an indirect, wholly owned subsidiary of the Company, present foreign currency exchange risk. The principal transactions are personnel and related costs. The intercompany balance is denominated in U.S. dollars and changes in foreign currency rates would result in foreign currency gains and losses. Using the intercompany balance at June 30, 2006, a 10% strengthening of the U.S. dollar against the Canadian dollar and the British pound would result in a foreign currency transaction loss of approximately $48,000. To date, foreign exchange gains and losses have not been significant.
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
     During the quarter ended June 30, 2006, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Except as described in Note 16 to the Company’s consolidated financial statements included in the Annual Report, the Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business, and the Company does not expect this ordinary litigation to have a material adverse effect on the Company. There has been no material developments regarding the pending material legal proceedings described in Note 16 to the Company’s consolidated financial statements included in the Annual Report during the six months ended June 30, 2006.
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
     The risk factors included in Part I, “Item 1A. Risk Factors” in the Annual Report have not materially changed other than as set forth below.
The Company’s dependence on contract manufacturers and suppliers and contract software developers could result in product delivery delays.
     The Company currently uses contract manufacturers to manufacture a significant portion of its NetPerformer and Verilink products. The Company also contracts with a firm in India to perform a significant portion of software development for the Company’s softswitch products. The Company’s reliance on contract manufacturers and contract software developers involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruptions in access to necessary manufacturing processes and reduced control over delivery schedules. If the Company’s contract manufacturers or software development contractor are unable or unwilling to continue manufacturing the Company’s products and components in required volumes or to develop software features on the required time schedule, then the Company will have to identify one or more acceptable alternatives. The use of new manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to the Company’s specifications. The engagement of new software developers or a new contractor may cause delay in delivery of features while the new developers are being trained to work with the software. Further, the introduction of new manufacturers or developers may increase the variance in the quality of the Company’s products. In addition, the Company relies upon third-party suppliers of specialty components and intellectual property used in its products. It is possible that a component needed to complete the manufacture of the Company’s products may not be available at acceptable prices or on a timely basis, if at all. Inadequate supplies of components, or the loss of intellectual property rights, could affect the Company’s ability to deliver products to its customers. Any significant interruption in the supply of the Company’s products would result in the reduction of product sales to customers, which in turn could permanently harm the Company’s reputation in the industry.
Item 5. Other Information
     On June 30, 2006, in connection with the completion of the Admission of Citel U.K.’s entire issued share capital to AIM, the Company and Citel amended the Note such that the principal balance of the Note becomes due and payable as follows: $870,000 to be paid within one business day of Admission, followed by six monthly installments of $75,000 commencing 12 months from the date of Admission, and all remaining outstanding principal and accrued interest under the Note being due and payable on January 21, 2008. Under the amendment to the Note, the Company agreed to irrevocably waive its rights to be prepaid under the Note as a result of (and limited to the transactions associated with) the Admission; however, the waiver given by the Company does not waive any subsequent right to be prepaid under the Note in accordance with its terms. In July 2006, Citel paid the Company $870,000 as contemplated by the amendment to the Note.

Item 6. Exhibits
     The exhibits required to be furnished with this Quarterly Report are listed on the exhibit index attached hereto.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSO TECHNOLOGIES, INC.

Date: August 18, 2006	By:	/s/ Juliet M. Reising

Executive Vice President and Chief Financial Officer
(duly authorized signatory and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing

2.1	Securities Purchase Agreement dated as of June 15, 2006 among the Company, Winslow Asset Group, LLC and Winslow Asset Holdings, LLC. (The schedules to the Securities Purchase Agreement have been omitted from this Quarterly Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted schedules supplementally to the Securities and Exchange Commission upon request.)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 21, 2006.

3.1	Amended and Restated Articles of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-18 (File No. 33-51456).

3.2	Amendment to the Amended and Restated Articles of Incorporation of the Company, as amended.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 2, 2000.

3.3	Amendment to the Amended and Restated Articles of Incorporation of the Company, as amended.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 19, 2001.

3.4	Amendment to the Amended and Restated Articles of Incorporation of the Company, amended.	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

3.5	Articles of Amendment to the Company’s Articles of Incorporation, effective as of October 11, 2005.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 7, 2005.

3.6	The Company’s Amended and Restated Bylaws, adopted October 24, 2005.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 7, 2005.

3.7	Statement of Rights of Series C Preferred Stock of the Company effective June 16, 2005.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 21, 2006.

4.1	Registration Rights Agreement dated March 20, 2006, between the Registrant and Joseph Noel.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-133373).

4.2	Registration Rights Agreement dated March 20, 2006, between the Registrant and J.P. Turner & Company, L.L.C.	Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (No. 333-133373).

Exhibit No.	Exhibit	Method of Filing

4.3	Registration Rights Agreement dated March 20, 2006, between the Registrant and Croft & Bender.	Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (No. 333-133373).

4.4	Registration Rights Agreement dated as of June 16, 2006 between the Company and Winslow Asset Group, LLC.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 21, 2006.

10.1	Agreement of Software Development dated as of May 10, 2006, between the Company and Elitecore Technologies Limited.	Filed herewith.

10.2	Amendment to Loan Documents dated as of June 27, 2006 among the Company, certain of its subsidiaries and Silicon Valley Bank.	Filed herewith.

10.3	Contract entered into on July 17, 2006, among the Company, Verso Verilink, LLC and CM Solutions, Inc.	Filed herewith.

10.4	Manufacturing Agreement dated as of July 12, 2006 between the Company and CM Solutions Corporation.	Filed herewith.

10.5	Amendment to Note dated as of June 30, 2006 among the Company, CITEL Technologies, Inc. and CITEL Technologies Limited.	Filed herewith.

10.6	Agreement dated as of June 19, 2003 between Telesector Resources Group, Inc., d/b/a Verizon Services Group, and XEL Communications Inc., which agreement has been assumed by Verso Verilink, LLC.	Filed herewith.

10.7	Amendment No. 1 to Agreement dated as of August 25, 2003 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and XEL Communications, Inc., which amendment has been assumed by Verso Verilink, LLC.	Filed herewith.

10.8	Amendment No. 2 to Product Purchase Agreement dated as of December 12, 2003 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and XEL Communications, Inc., which amendment has been assumed by Verso Verilink, Inc.	Filed herewith.

10.9	Amendment No. 3 to Product Purchase Agreement dated as of February 18, 2004 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and XEL Communications, Inc., which amendment has been assumed by Verso Verilink, Inc.	Filed herewith.

Exhibit No.	Exhibit	Method of Filing

10.10	Amendment No. 4 to Contract No. C0302362 dated as of November 10, 2004 between Telesector Resources Group, Inc., d/b/a Verizon Services Group, and Verilink Corporation, which amendment has been assumed by Verso Verilink, Inc.	Filed herewith.

10.11	Amendment No. 5 to Product Purchase Agreement dated as of March 4, 2005 between Telesector Resources Group, Inc., d/b/a Verizon Services Group, and Verilink Corporation, which amendment has been assumed by Verso Verilink, Inc.	Filed herewith.

10.12	Amendment No. 6 to Product Purchase Agreement dated as of July 27, 2006, between Verso Verilink, LLC and Verizon Services Corp.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.	Filed herewith.