Form 10-Q/A
period 2006-06-30
VERSO TECHNOLOGIES INC
filed 2006-10-06
CIK 797448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
AMENDMENT NO. 1
on
FORM 10-Q/A
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

     Explanatory Note: This Amendment No. 1 on Form 10-Q/A of Verso Technologies, Inc. (the “Company”) is being filed to amend Part II, Item 6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 to revise (i) the Exhibit Index thereto to reflect that certain portions of Exhibits 10.8 and 10.11 (collectively, the “Exhibits”) have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission; and (ii) the Exhibits to more clearly identify the material omitted therefrom pursuant to such request.
VERSO TECHNOLOGIES, INC.
AMENDMENT NO. 1 on FORM 10-Q/A
INDEX

1

PART II     OTHER INFORMATION
Item 6. Exhibits
     The exhibits required to be furnished with this Quarterly Report are listed on the exhibit index attached hereto.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

VERSO TECHNOLOGIES, INC.

Date: October 6, 2006	By:	/s/ Juliet M. Reising

Executive Vice President and Chief Financial Officer
(duly authorized signatory and Principal Financial and Accounting Officer)

2

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing

2.1	Securities Purchase Agreement dated as of June 15, 2006 among the Company, Winslow Asset Group, LLC and Winslow Asset Holdings, LLC. (The schedules to the Securities Purchase Agreement have been omitted from this Quarterly Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted schedules supplementally to the Securities and Exchange Commission upon request.)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 21, 2006.

3.1	Amended and Restated Articles of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-18 (File No. 33-51456).

3.2	Amendment to the Amended and Restated Articles of Incorporation of the Company, as amended.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 2, 2000.

3.3	Amendment to the Amended and Restated Articles of Incorporation of the Company, as amended.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 19, 2001.

3.4	Amendment to the Amended and Restated Articles of Incorporation of the Company, amended.	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

3.5	Articles of Amendment to the Company’s Articles of Incorporation, effective as of October 11, 2005.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 7, 2005.

3.6	The Company’s Amended and Restated Bylaws, adopted October 24, 2005.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 7, 2005.

3.7	Statement of Rights of Series C Preferred Stock of the Company effective June 16, 2005.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 21, 2006.

4.1	Registration Rights Agreement dated March 20, 2006, between the Registrant and Joseph Noel.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-133373).

4.2	Registration Rights Agreement dated March 20, 2006, between the Registrant and J.P. Turner & Company, L.L.C.	Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (No. 333-133373).

E-1

Exhibit No.	Exhibit	Method of Filing

4.3	Registration Rights Agreement dated March 20, 2006, between the Registrant and Croft & Bender.	Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (No. 333-133373).

4.4	Registration Rights Agreement dated as of June 16, 2006 between the Company and Winslow Asset Group, LLC.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 21, 2006.

10.1	Agreement of Software Development dated as of May 10, 2006, between the Company and Elitecore Technologies Limited.	Previously filed.

10.2	Amendment to Loan Documents dated as of June 27, 2006 among the Company, certain of its subsidiaries and Silicon Valley Bank.	Previously filed.

10.3	Contract entered into on July 17, 2006, among the Company, Verso Verilink, LLC and CM Solutions, Inc.	Previously filed.

10.4	Manufacturing Agreement dated as of July 12, 2006 between the Company and CM Solutions Corporation.	Previously filed.

10.5	Amendment to Note dated as of June 30, 2006 among the Company, CITEL Technologies, Inc. and CITEL Technologies Limited.	Previously filed.

10.6	Agreement dated as of June 19, 2003 between Telesector Resources Group, Inc., d/b/a Verizon Services Group, and XEL Communications Inc., which agreement has been assumed by Verso Verilink, LLC.	Previously filed.

10.7	Amendment No. 1 to Agreement dated as of August 25, 2003 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and XEL Communications, Inc., which amendment has been assumed by Verso Verilink, LLC.	Previously filed.

10.8	Amendment No. 2 to Product Purchase Agreement dated as of December 12, 2003 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and XEL Communications, Inc., which amendment has been assumed by Verso Verilink, Inc. (Portions of this Exhibit 10.8 have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.)	Filed herewith.

10.9	Amendment No. 3 to Product Purchase Agreement dated as of February 18, 2004 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and XEL Communications, Inc., which amendment has been assumed by Verso Verilink, Inc.	Previously filed.

E-2

Exhibit No.	Exhibit	Method of Filing

10.10	Amendment No. 4 to Contract No. C0302362 dated as of November 10, 2004 between Telesector Resources Group, Inc., d/b/a Verizon Services Group, and Verilink Corporation, which amendment has been assumed by Verso Verilink, Inc.	Previously filed.

10.11	Amendment No. 5 to Product Purchase Agreement dated as of March 4, 2005 between Telesector Resources Group, Inc., d/b/a Verizon Services Group, and Verilink Corporation, which amendment has been assumed by Verso Verilink, Inc. (Portions of this Exhibit 10.11 have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.)	Filed herewith.

10.12	Amendment No. 6 to Product Purchase Agreement dated as of July 27, 2006, between Verso Verilink, LLC and Verizon Services Corp.	Previously filed.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.	Filed herewith.

E-3