Form 10-Q
period 2006-09-30
VERSO TECHNOLOGIES INC
filed 2006-11-17
CIK 797448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the issuer’s common stock as of November 15, 2006 was 41,174,975.

VERSO TECHNOLOGIES, INC.
FORM 10-Q
INDEX

VERSO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS:
Current assets:
Cash and cash equivalents	$1,047	$1,079
Restricted cash	1,254	1,656
Accounts receivable, net	9,994	7,336
Inventories	7,482	4,259
Prepaid loan origination costs	2,415	149
Other current assets	1,703	1,805
Current portion of note receivable from sale of discontinued operations	97	655

Total current assets	23,992	16,939
Property and equipment, net	1,930	2,305
Investment	617	745
Note receivable, net of current portion, from sale of discontinued operations	2,007	2,736
Other intangibles, net	3,027	2,859
Goodwill	2,514	2,514

Total assets	$34,087	$28,098

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$4,729	$1,269
Accounts payable	2,703	2,309
Accrued compensation	1,619	1,111
Accrued expenses	3,527	2,231
Current portion of accrued loss on sublease	528	543
Current portion of liabilities of discontinued operations	854	1,921
Current portion of convertible debentures	3,600	3,262
Unearned revenue and customer deposits	2,780	2,391

Total current liabilities	20,340	15,037
Accrued loss on sublease, net of current portion	866	1,150
Liabilities of discontinued operations, net of current portion	353	610
Other long-term liabilities	—	50
Notes payable	2,843	2,785
Convertible subordinated debentures, net of discount	4,915	5,627

Total liabilities	29,317	25,259

Shareholders’ equity:
Redeemable preferred stock, no par value, 200,000 shares authorized; 164,766 shares issued and 8,766 outstanding	2,784	—
Common stock, $.01 par value, 60,000,000 shares authorized; 37,007,147 and 27,180,146 shares issued and outstanding	370	273
Additional paid-in capital	347,322	334,650
Stock payable	—	67
Accumulated deficit	(345,411)	(331,991)
Accumulated other comprehensive income (loss) — foreign currency translation	(295)	(160)

Total shareholders’ equity	4,770	2,839

Total liabilities and shareholders’ equity	$34,087	$28,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Revenue:
Products	$9,264	$4,697	$18,017	$12,038
Services	4,088	3,584	10,504	11,363

Total revenue	13,352	8,281	28,521	23,401

Cost of revenue:
Products:
Product costs	5,134	2,174	9,463	5,853
Amortization of intangibles	148	170	517	385

Total cost of product	5,282	2,344	9,980	6,238
Services	2,994	2,261	7,278	6,951

Total cost of revenue	8,276	4,605	17,258	13,189

Gross profit:
Products	3,982	2,353	8,037	5,800
Services	1,094	1,323	3,226	4,412

Total gross profit	5,076	3,676	11,263	10,212

Operating expenses:
General and administrative	2,743	2,490	7,387	7,344
Sales and marketing	2,430	2,008	6,004	6,322
Research and development	1,850	1,655	5,623	5,076
Depreciation and amortization	534	527	1,400	1,768
Reorganization costs	—	—	—	464
Reorganization costs — loss on sublease	—	340	—	2,550

Total operating expenses	7,557	7,020	20,414	23,524

Operating loss from continuing operations	(2,481)	(3,344)	(9,151)	(13,312)

Other income (expense), net:
Other expense	(9)	(41)	(7)	(58)
Equity in (loss) income of investment	(21)	58	(127)	6
Interest expense, net, including $1,228, $1,025, $3,064 and $1,869 of amortization of loan fees and discount on convertible debentures in each period, respectively	(1,611)	(1,272)	(4,135)	(2,569)

	(1,641)	(1,255)	(4,269)	(2,621)

Loss from continuing operations before income taxes	(4,122)	(4,599)	(13,420)	(15,933)

Income taxes	—	—	—	—

Loss from continuing operations	(4,122)	(4,599)	(13,420)	(15,933)

Loss from discontinued operations	—	—	—	(566)

Net loss	$(4,122)	$(4,599)	$(13,420)	$(16,499)

Net loss per common share — basic and diluted:
Loss from continuing operations	$(0.11)	$(0.17)	$(0.40)	$(0.59)
Loss from discontinued operations	—	—	—	(0.02)

Net loss per common share — basic and diluted	$(0.11)	$(0.17)	$(0.40)	$(0.61)

Weighted average shares outstanding — basic and diluted	36,712,902	27,034,569	33,426,267	26,868,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(Unaudited)

	For the nine months ended September 30,
	2006	2005
Operating Activities:

Continuing operations:
Net loss from continuing operations	$(13,420)	$(15,933)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Equity in loss of investment	127	(6)
Stock based compensation	200	—
Depreciation and amortization	1,917	2,153
Provision for doubtful accounts	478	228
Amortization of loan fees and discount on convertible subordinated debentures	2,681	1,869
Reorganization costs — loss on sublease	—	2,550
Other	(136)	(27)
Changes in current operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,028)	(1,328)
Inventories	1,626	933
Other current assets	(597)	137
Accounts payable	394	177
Accrued compensation	132	(134)
Accrued expenses	1,292	(867)
Unearned revenue and customer deposits	227	(580)

Net cash used in continuing operating activities	(8,107)	(10,828)

Discontinued operations:
Loss from discontinued operations	—	(566)
Adjustment to reconcile loss from discontinued operations to net cash used in discontinued operating activities	(1,457)	(772)

Net cash used in discontinued operating activities	(1,457)	(1,338)

Net cash used in operating activities	(9,564)	(12,166)

Investing Activities:

Continuing operations:
Net cash (used in) provided by investing activities for continuing operations:
Purchases of property and equipment	(286)	(529)
Purcase of Verilink	(242)
Purchase of WSECI	—	(268)
(Increase) decrease in restricted cash	402	(1,620)

Net cash used in investing activities for continuing operations	(126)	(2,417)

Discontinued operations:
Proceeds from notes receivable	1,420	180
Proceeds from sale of discontinued operations	—	4,015

Net cash provided by investing activities for discontinued operations	1,420	4,195

Net cash provided by investing activities	1,294	1,778

Financing Activities:
Proceeds from the issuance of stock	24	39
Borrowings on line of credit	3,460	—
Payments on long-term debt	—	—
Proceeds from convertible debentures, net	—	12,757
Payments of convertible debentures	(2,025)	(1,575)
Proceeds from private placement, net	6,760	—

Net cash provided by financing activities	8,219	11,221

Effect of exchange rate changes on cash	19	(12)

(Decrease) increase in cash and cash equivalents	(32)	821

Cash and cash equivalents at beginning of period	1,079	4,234

Cash and cash equivalents at end of period	$1,047	$5,055

Supplemental disclosure of cash flow information:

Cash payments during the periods for:

Interest	$366	$578

Income taxes	$—	$(9)

Non-cash investing and financing activities

Common stock consideration for acquisitions:
WSECI — issuance of 103,129 and 190,000 shares of common stock	$133	$676
Verilink — issuance of 2,900,000 shares of common stock	2,784	—
Verilink — issuance of 8,765.7122 shares of Class C preferred stock	2,784	—

Issuance of warrants in conjunction with credit facility	1,644	—

Issuance of common stock for retirement of debt and accrued interest	1,012	—

Issuance of note receivable in disposition of MCK	—	3,500

Issuance of warrants in conjunction with convertible debentures and effect of beneficial conversion feature	—	8,674

Issuance of warrants in subordinated debenture restructuring	—	877

Issuance of common stock in exchange for services	145	794

Assets acquired and liablities assumed in conjunction with business acquisitions:

Fair value of assets acquired, excluding cash and restricted cash	6,289	1,084
Liabilities assumed	(1,193)	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
     Verso Technologies, Inc. and subsidiaries (the “Company”) is a global technology provider of next-generation network solutions for service providers. The Company’s continuing operations include two separate business segments, (i) the Technologies Group, which includes the Company’s softswitching division, NetPerformer division, Telemate.net Software, Inc. (“Telemate.net”) subsidiary, I-Master division, and Verso Verilink, LLC (“Verilink”) subsidiary; and (ii) the Advanced Applications Services Group, which includes the Company’s technical applications support group. The Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Technologies Group offers hardware and software for companies seeking to build private, packet-based voice and data networks. Additionally, the Technologies Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices. In June 2006, the Technologies Group added the product suite from the Verilink business asset acquisition that provide access, multiplexing and transport of voice and data services that extend legacy networks as well as next generation converged access solutions, which deliver voice, data and video to business customers. The Advanced Applications Services Group includes outsourced technical application services and application installation and training services to both customers of the Technologies Group and outside customers..
     On June 16, 2006, the Company acquired all of the outstanding equity interests (the “Acquisition”) of Winslow Asset Holdings, LLC (“Holdings”), now known as Verso Verilink, LLC from Winslow Asset Group, LLC (“Group”) pursuant to that certain Securities Purchase Agreement dated as of June 15, 2006 among Verso, Holdings and Group (the “Securities Purchase Agreement”). At the time of the Acquisition, Holdings’ assets consisted of substantially all of the business assets of Verilink Corporation and Larscom Incorporated (together, the “Verilink Sellers”), other than the accounts receivable and certain fixed assets of the Verilink Sellers which were transferred to Group prior to the Acquisition. Holdings’ assets were used by the Verilink Sellers in their business of developing, manufacturing, marketing and selling broadband access solutions for computer networks.
     In January 2005, the Company sold substantially all of the operating assets of its NACT Telecommunications, Inc., now known as Provo Pre-Paid (Delaware) Corp. (“NACT”), and MCK Communications, Inc., now known as Needham (Delaware) Corp. (“MCK”), businesses to better focus the Company’s capital and management resources on next-generation network solutions. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company believes that the I-Master platform, which the Company acquired from WSECI, Inc., a Delaware corporation formerly known as Jacksonville Technology Associates, Inc. (“WSECI”), in March 2005 after forming a strategic partnership with WSECI in the latter half of 2004, permits the Company to offer a better solution. Further the Company disposed of its MCK business because the Company intends to focus on next-generation solutions for service providers and the MCK products did not fit that profile. The operations of NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements.
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
2. MERGERS AND ACQUISITIONS
Business Assets of Verilink
     On June 16, 2006, the Company acquired, indirectly as a result of the Acquisition, substantially all of the business assets of the Verilink Sellers other than accounts receivable and certain fixed assets, and assumed certain liabilities, and issued (i) 2,900,000 shares of the Company’s common stock, par value $.01 per share, and (ii) 8,766 shares of its newly-designated Series C preferred stock, which was subsequently converted in November 2006 into 2,900,000 shares of common stock as described in Note 15 – Preferred and Common Stock Issued in Connection with Acquisition of Business Assets of Verilink below. The Acquisition bolsters the Company’s product offerings and adds several domestic Tier-1 relationships. The Verilink product suite includes products that provide access, multiplexing and transport of voice and data services that extend legacy networks as well as next generation converged access solutions that deliver voice, data and video to business customers.
     The Acquisition was recorded under the purchase method of accounting, and the estimated purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The total purchase price of $5,906,000 consisted of (a) 2,900,000 shares of the Company’s common stock issued upon consummation of the Acquisition and valued at approximately $2,784,000, using a fair value per share of $0.96; (b) 8,766 shares of the Company’s Series C preferred stock issued upon consummation of the Acquisition and valued at approximately $2,784,000, which equals the fair value of the common stock since the preferred shares were automatically convertible into 2,900,000 common shares; and (c) direct transaction costs of approximately $338,000. The fair value of the Company’s common stock issued was determined using the eleven-trading-day average price surrounding the date the assets were sold by the Verilink Sellers(June 15, 2006). A summary of the total purchase consideration is as follows (in thousands):

Value of common stock issued	$2,784
Value of Series C preferred stock issued	2,784
Direct transaction costs	338

Total purchase consideration	$5,906

     The Company acquired the Verilink business assets as a result of the Acquisition of Holdings, which acquired the business assets directly from Verilink Sellers on June 15, 2006. In connection with the Acquisition, Group appointed the Company as sole collection agent for the Verilink receivables that Group retained. In connection with this collection arrangement, the Company receives a collection fee equal to 50% of the initial $750,000 of Verilink receivables it collects and 25% of the remaining Verilink receivables collected. As of September 30, 2006, the Company had earned approximately $700,000 in collection fees upon collection of Verilink receivables. Such collection fees earned have been recorded as a reduction to the net assets acquired. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible assets based on their estimated fair values as of the date of acquisition. Based on management’s estimate of fair values, the estimated purchase price was allocated as follows (in thousands):

Purchase
Price
Allocation

Tangible assets:
Inventories	$4,849
Property & equipment, net	499
Collection fee receivable	629
Other assets	312
Intangible assets	810
Liabilities assumed	(1,193)

Total estimated purchase price allocation	$5,906

     Pro Forma Financial Information — The following unaudited pro forma summary combines the Company’s results as if the acquisition of Verilink’s business assets had occurred on January 1, 2005. Certain adjustments have been made to reflect the impact of the purchase transaction. These pro forma results have been prepared for comparative purposes only and are not indicative of what would have occurred had the acquisition been made at the beginning of the respective periods, or of the results which may occur in the future (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net sales	$13,352	$19,249	$39,924	$62,110
Net loss	$(4,122)	$(4,761)	$(20,402)	$(19,269)
Earnings (loss) per share, basic	$(0.11)	$(0.16)	$(0.58)	$(0.65)
Earnings (loss) per share, diluted	$(0.11)	$(0.16)	$(0.58)	$(0.65)
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
     Pursuant to the Asset Purchase Agreement, the Company may become obligated to issue to WSECI additional contingent consideration of up to $5,000,000 based on sales of certain WSECI products and services. The initial $500,000 of such contingent consideration was earned by WSECI based upon specific customer transactions the Company completed, and the remaining $4,500,000 of the contingent consideration may be earned by WSECI based on revenue generated from WSECI assets during the 18-month period following the acquisition, which revenue must equal a minimum of $88,000,000 during such period in order for all of such remaining contingent consideration to be earned. The contingent consideration is payable in cash or shares of the Company’s common stock at the election of the Company. During the year ended December 31, 2005, pursuant to the Asset Purchase Agreement, the Company issued contingent consideration of an aggregate of 277,099 shares of the Company’s common stock with a fair value of $396,000. In addition, during the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, pursuant to the Asset Purchase Agreement, the Company issued contingent consideration of an aggregate of 18,155 shares of the Company’s common stock with a fair value of $20,000, 47,224 shares of the Company’s common stock with a fair value of $75,000 and 37,750 shares of the Company’s common stock with a fair value of $38,000, respectively. The additional shares issued were recorded as an increase in other intangibles-current technology which is being amortized over the remaining estimated life of the original purchased technology. The period subject to future contingent consideration ended on September 30, 2006, and therefore, no future consideration will be paid in connection with the Asset Purchase Agreement, except for one sales transaction which was closed prior to September 30, 2006 but for which no revenue has been recognized as of September 30, 2006. Consideration for this transaction will be payable upon recognition of the revenue which is expected in the fourth quarter of 2006.

     The adjusted allocation of the costs of the acquisition of WSECI (initial cost plus contingent payments) are as follows (in thousands):

WSECI
Property and equipment	$52
Accounts receivable	93
Other intangibles	1,497

Cost of acquisition	$1,642

     The Company formed a strategic partnership with WSECI in the latter half of 2004 and, therefore, the results of WSECI were included in the Company’s consolidated results beginning October 1, 2004. Therefore, presentation of pro forma information would be the same as operations presented in the condensed consolidated statements of operations.
3. EQUITY INVESTMENT
     On October 1, 2002, the Company acquired a 51% interest in Shanghai BeTrue Infotech Co., Ltd. (“BeTrue”). The remaining 49% interest in BeTrue is owned by Shanghai Tangsheng Investments & Development Co. Ltd (“Shanghai Tangsheng”). The joint venture provides the Company with a distribution channel in the China and Asia-Pacific region for the Company’s application-based Voice over Internet Protocol gateway solutions, billing systems, value-added applications and web filtering solutions. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated. The Company evaluates its investments in partially owned entities in accordance with Financial Accounting Standars Board (“FASB”) Interpretation No. 46 (R), Consolidation of Variable Interest Entities. If the investment is a “Variable Interest Entity” or a “VIE” and we are the primary beneficiary, as defined by FIN 46 (R), the Company accounts for such interest as if it were a consolidated subsidiary. The Company has determined that BeTrue is not a VIE.
     The Company purchased the 51% interest in BeTrue for $100,000 from NeTrue Communications, Inc., Shanghai Tangsheng’s former joint venture partner. The Company also contributed to the joint venture certain next-generation communication equipment and software valued at approximately $236,000 and cash in the amount of $100,000.
     Summarized financial information reported by this affiliate for the three and nine months ended September 30, 2006 and 2005, respectively, are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating results:

Revenues	$206	$1,092	$914	$1,756

Operating loss	$(39)	$113	$(249)	$13

Net loss	$(39)	$113	$(249)	$13

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

NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements.
     Summary operating results of the discontinued operations (in thousands) are as follows:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2006	2005	2006	2005
Revenue	$—	$—	$—	$212

Gross loss	—	—	—	(27)

Operating loss	—	—	—	(566)

Loss from discontinued operations	$—	$—	$—	$(566)

     The operating loss from discontinued operations in the nine months ended September 30, 2005 includes general and administrative costs of $97,000, sales and marketing costs of $104,000, research and development costs of $275,000 and depreciation and amortization of $61,000.
     Assets and liabilities of discontinued operations (in thousands) are as follows:

	September 30,	December 31,
	2006	2005
Notes receivable	$2,104	$3,391

Liabilities of discontinued operations:
Accrued rent	$647	$1,707
Other current liabilities	560	824

Liabilities of discontinued operations	$1,207	$2,531

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
     On June 30, 2006, in connection with the completion of the admission (“Admission”) of Citel U.K.’s entire issued share capital to the AIM market of the London Stock Exchange plc (“AIM”), the Company and Citel amended the Note such that the principal balance of the Note becomes due and payable as follows: $870,000 to be paid within one business day of Admission, followed by six monthly installments of $75,000 commencing 12 months from the date of Admission, and all remaining outstanding principal and accrued interest under the Note being due and payable on January 21, 2008. The $870,000 was received in July, 2006. The Company agreed to irrevocably waive its rights to be prepaid the Note in accordance with the terms of the Note as a result of (and limited to the transactions associated with) the Admission; however , the waiver given by the Company does not waive any subsequent right to be prepaid under the Note in accordance with its terms.
     Accrued rent relates primarily to several leases for buildings and equipment that are no longer being utilized in continuing operations. The accrual is for all remaining payments due on these leases, less estimated amounts to be paid by any sublessors. The accrual contains one lease with total payments remaining through January 31, 2010 of $1,400,000 and assumes that the building will be sub-leased for approximately 56% of the total lease liability over the remaining term of the lease.

     In the second quarter, the Company prepaid the remaining lease obligations through March 31, 2007 totaling $1,223,000 for the lease related to the former MCK headquarters lease in order to release a $1,551,000 letter of credit which was reducing the Company’s borrowing capacity by the same amount. Sublease payments of $250,000 will continue on this facility remaining through March 31, 2007.
     The activity in the liabilities of discontinued operations (in thousands) for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three months ended Sept30,		Nine months ended Sept 30,
	2006	2005	2006	2005
Balance beginning of period	$1,118	$3,241	$2,531	$3,013

Lease payments, net of sublease receipts	220	(165)	(1,059)	(508)
Other payments	(105)	(72)	(156)	(192)
Estimated costs of disposal of discontinued operations		—	—	1,000
Legal and other costs of disposal	(26)	(130)	(109)	(439)

Balance end of period	$1,207	$2,874	$1,207	$2,874

5. INVENTORIES
     Inventories consist primarily of purchased electronic components, and are stated at the lower of cost or market. Cost is determined by using average cost. Inventories as of September 30, 2006 and December 31, 2005 are comprised of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$5,261	$3,026
Work in process	216	5
Finished goods	2,005	1,228

Total Inventories	$7,482	$4,259

     On July 18, 2006, the Company entered into an agreement (the “CM Agreement”) with CM Solutions, Inc. (“CM”), the Company’s contract manufacturer of its Verilink product line. Pursuant to the CM Agreement, CM has (i) purchased certain electrical components valued at $4.0 million from the Company for use in the manufacture of finished goods to be purchased by the Company, (ii) paid $2.0 million to the Company in respect of the electrical components and (iii) agreed to assign to the Company the remaining unused electrical components valued at $2.0 million upon the satisfaction of the Company’s obligation under the CM Agreement to purchase during the first two years of the CM Agreement products assembled by CM using the electrical components valued at $2.0 million (the “Assembled Products”). Furthermore, the Company has agreed to submit purchase orders to CM in a minimum amount of $2.0 million per quarter for the next three years or until the obligation to purchase the Assembled Products has been satisfied. In connection with executing the CM Agreement, the Company and CM entered into a three-year Manufacturing Agreement which sets forth the terms and conditions under which CM shall manufacture the Assembled Products. As of September 30, 2006, CM had used $481,000 of these electrical components in the manufacture of the Assembled Products, reduced the outstanding commitment to utilize $2.0 million of electrical components in the first two years of the agreements to $1,589,000 which reduced the inventory currently held by CM and required to be returned to the Company to $1,589,000 (“inventory to be returned”). The inventory to be returned is reflected as inventory on the balance sheet as of September 30, 2006. The inventory to be returned is not eligible for the borrowing base requirements under the Company’s credit agreement with Laurus Master Fund, Ltd. (“Laurus”), which the Company entered into on September 20, 2006.

     The inventory amounts above are net of inventory reserves of $1,241,000 and $1,200,000 at September 30, 2006 and December 31, 2005, respectively.
6. GOODWILL AND OTHER INTANGIBLES
     Intangible assets represent the excess of cost over the fair value of net tangible assets acquired and identified other intangible assets which consist of current technology and customer relationships which are amortized on a straight-line basis over their estimated useful life. Goodwill associated with acquisitions is not being amortized in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.
     Goodwill and other intangible assets consist of the following (in thousands):

	Amortization	September 30,	December 31,
	Period in months	2006	2005
Intangibles subject to amortization:
Current technology	36 months	$2,318	$2,185
Customer relationship	36 months	810	—
Customer relationship	120 months	2,403	2,403

Weighted average months	80 months	5,531	4,588

Accumulated amortization:
Current technology		(1,525)	(1,008)
Customer relationship		(979)	(721)

Net intangibles subject to amortization		3,027	2,859
Goodwill		2,514	2,514

Total goodwill and other intangibles		$5,541	$5,373

7. LOAN FACILITIES
     On September 20, 2006, the Company entered into a Security Agreement (the “Security Agreement”) with Laurus which provides for a three-year, $14.0 million revolving credit facility. The credit facility with Laurus replaces the Company’s prior $10.0 million credit facility with Silicon Valley Bank (“Silicon”).
     The credit facility with Laurus consists of two tranches: (i) an $8.0 million tranche, the availability of which is subject to a borrowing base (“Tranche A”); and (ii) a $6.0 million tranche, of which $4.0 million is immediately available and the remainder of which will be available when the Company generates EBITDA (earnings before interest, income taxes, depreciation and amortization and non-cash stock compensation expense) in excess of $500,000 in any one fiscal quarter (“Tranche B”). Borrowing availability under Tranche B is not subject to a borrowing base. Borrowing ability under Tranche A is determined pursuant to a formula which is based on the value of the Company’s eligible accounts receivables and inventory. Borrowings under Tranche A accrue interest at a rate of prime rate plus 2%, provided that the interest rate shall not be less than 9% (10.25% at September 30, 2006). Borrowing ability under Tranche B is available immediately but the $6.0 million availability limit under Tranche B will be reduced by $187,500 per month beginning February 1, 2007, and borrowings under Tranche B accrue interest at a fixed rate of 15%. Borrowings under the credit facility shall be made first under Tranche B to the extent of availability thereunder and then under Tranche A to the extent of availability thereunder.
     As of September 30, 2006, the Company had outstanding borrowings under Tranche A and Tranche B of $709,000 and $4,000,000, respectively. The remaining borrowing availability under the credit facility at September 30, 2006 was $5.2 million under Tranche A and $0 under Tranche B.
     The Company’s obligations under the credit facility are secured by a first priority security interest in all of the Company’s assets and a pledge of all of the outstanding equity interests of Telemate.net and Verilink.

     In connection with the credit facility, the Company issued to Laurus (i) a five-year warrant to purchase 600,000 shares of the Company’s common stock, at an exercise price of $.01 per share; and (ii) a five-year warrant to purchase 1,321,877 shares of the Company’s common stock at an exercise price of $0.91 per share, which was the average closing price of the common stock for the ten-trading day period immediately prior to the closing of the credit facility. The exercise price of the warrants and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment for stock splits, stock dividends, recapitalizations and similar corporate events but not for any other dilutive events.
     The value of the warrants issued to Laurus to purchase 600,000 shares and 1,321,877 shares of common stock was $554,000 and $958,000, respectively, and such amounts plus fees and expenses of $548,000 have been recorded as prepaid loan issuance costs. In connection with the credit facility, on September 20, 2006, the Company issued a placement agent (“Agent”) a five-year warrant to purchase 192,000 shares of common stock at an exercise price of $1.25 per share as partial consideration for business advisory services rendered to the Company (the “Placement Agent Warrant”). The value of the Placement Agent Warrant issued was $132,000 and was recorded as prepaid loan origination fees and are being amortized over the term of the credit facility. Pursuant to the Security Agreement, the Company paid Laurus Capital Management, LLC, an affiliate of Laurus, a fee of 3.5% of the total facility amount, or $490,000, plus expenses. The fee was recorded as prepaid loan origination fees and are being amortized over the term of the credit facility.
     Prepaid loan issuance costs are recognized in accordance with APB 21, “Interest on Receivable and Payables,” and are recorded as a deferred charge and included in prepaid loan issuance costs on the Company’s balance sheet. The Company amortizes these costs over the original term of the notes. Amortization is calculated based on the interest method or straight line method based on an allocation of the costs over the relative fair values of the line of credit and term debt. During the three and nine months ended September 30, 2006, the Company recorded interest expense from the amortization of the prepaid loan issuances costs of approximately $1,228,000 and $3,064,000, respectively. The unamortized prepaid loan origination fees associated with the credit facility totaled approximately $2.0 million at September 30, 2006.
     The Company has also agreed to issue to Laurus a five-year warrant to purchase 660,939 shares of common stock at an exercise price of $0.91 per share (the “Additional Warrant”) upon the earlier of (i) the date which is 18 months after the date of the closing of the credit facility and (ii) the date upon which the borrowing availability under Tranche B equals $6.0 million (without regard to the monthly deductions thereto commencing on February 1, 2007). When issued, the Additional Warrant shall be on substantially the same terms as the warrant to purchase 1,321,877 shares of common stock. The Company also agreed to file no later than 60 days after the closing of the credit facility a registration statement with the Securities and Exchange Commission to register pursuant to the Securities Act of 1933, as amended (the “Securities Act”), the resale of the shares common stock issuable upon exercise of the warrants issued to Laurus. This registration statement was filed on November 3, 2006.
     In connection with the credit facility and to evidence the transactions contemplated thereby, the Company also entered into an Intellectual Property Security Agreement, a Stock Pledge Agreement, a Secured Non-Convertible Tranche A Revolving Note and a Secured Non-Convertible Tranche B Revolving Note, as well as a Registration Rights Agreement.
     Prior to the completion of the credit facility with Laurus, the Company had a line of credit with Silicon. The Company’s line of credit with Silicon (the “Silicon Credit Agreement”) was terminated in September 2006. In connection with the termination of the Silicon Credit Agreement, the Company expensed the unamortized portion of the prepaid loan origination fees of approximately $101,000.

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
     The discount is being amortized to interest expense over the life of the senior unsecured convertible debentures. The unamortized discount totaled approximately $4,647,000 at September 30, 2006. The senior unsecured convertible debentures bear interest at a rate of 6.75%, and are due February 2009 and are convertible into approximately 5,400,000 shares of the Company’s common stock at an initial conversion price of $2.50 per share, subject to anti-dilution adjustments and certain limitations. Interest is payable on a quarterly basis and principal became payable on a quarterly basis beginning in August 2006. The Series A warrants issued in connection with the private placement are exercisable for a period of five years commencing on February 4, 2005 and at an initial exercise price of $3.60 per share.
     The Series B warrants issued in connection with the private placement were exercisable for a period of 90 days, commencing on June 16, 2005, and had an exercise price of $3.90 per share. The Series B warrants expired in September 2005. The Company paid certain private placement fees and attorney’s fees totaling $993,000 and issued Series A warrants, on the same terms as disclosed above, exercisable for 302,400 shares of the Company’s stock with a value of $561,000, in connection with the private placement. The fees were recorded as prepaid loan origination fees and are being amortized to interest expense over the term of the debentures. The unamortized fees totaled approximately $851,000 at September 30, 2006.
Convertible Subordinated Debentures
     On July 25, 2005, the Company announced that it had restructured its outstanding 7.5% convertible debenture with an aggregate principal amount of $4,500,000 due November 22, 2005. Pursuant to the restructuring, $4,275,000 of the aggregate principal amount has been paid as of September 30, 2006. The remaining principal amount of $225,000 was paid in October 2006.
     In connection with the restructuring, the Company issued warrants to purchase an aggregate of 800,000 shares of the Company’s common stock at an initial exercise price of $2.50 per share exercisable beginning on November 22, 2005. Of these warrants, 600,000 expire in July 2007. The remaining 200,000 expire in February 2011. The fair value of the warrants issued totaled approximately $877,000 and was recorded as additional discount on the debentures. As of September 30, 2006, the discount was fully amortized to interest expense.
9. OTHER COMPREHENSIVE LOSS
     Comprehensive loss for the three and nine months ended September 30, 2006 and 2005 is shown in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net loss	$(4,122)	$(4,599)	$(13,420)	$(16,499)
Other comprehensive loss:
Foreign currency translation	(34)	(42)	(135)	(269)

Comprehensive loss	$(4,156)	$(4,641)	$(13,555)	$(16,768)

10. SEGMENT INFORMATION
     The Company reports information for two segments, the Technologies Group and the Advanced Applications Services Group. Management evaluates the business segment performance based on contributions before unallocated items. Inter-segment sales and transfers are not significant.

Technologies Group:	Consists of the operations of the Company’s softswitch, I-Master and NetPerformer divisions; and the Company’s Telemate.net and Verilink subsidiaries. The Technologies Group includes international and domestic sales of hardware and software, integration, applications and technical training and support. The Technologies Group offers hardware and software based solutions for companies seeking to build private, packet-based voice and data networks. Additionally, the Technologies Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for InterXCnet protocol network devices. The Technologies Group added the product suite from the Verilink business asset acquisition that provide access, multiplexing and transport of voice and data services that extend legacy networks as well as next-generation converged access solutions, which deliver voice, data and video to business customers.

Advanced Applications Services Group:	Consists of the Company’s technical applications support group, which was previously included as part of the Enterprise Solutions Group. Includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Company’s Technologies Group.
     Summarized financial information concerning the Company’s reportable segments for the three months ended September 30, 2006 and 2005 is shown in the following table (in thousands):

		Advanced
	Technologies	Application
	Group	Services Group	Total
For the Three Months Ended September 30, 2006
Revenue	$11,470	$1,882	$13,352
(Loss) contribution before unallocated items	(484)	76	(408)

At September 30, 2006
Goodwill	1,061	1,453	2,514
Total assets	20,565	3,673	24,238

For the Three Months Ended September 30, 2005
Revenue	$6,139	$2,142	$8,281
(Loss) contribution before unallocated items	(970)	335	(635)

At December 31, 2005
Goodwill	1,061	1,453	2,514
Total assets	14,437	3,655	18,092

     The following table reconciles the contribution before unallocated items to the loss before discontinued operations for the three months ended September 30, 2006 and 2005 (in thousands):

	Three months ended September 30,
	2006	2005
Loss before unallocated items, per above	$(408)	$(635)
Corporate general and administrative expenses	(1,453)	(1,747)
Corporate research and development	(85)	(95)
Depreciation and amortization	(535)	(527)
Reorganization costs	—	(340)
Other	(1,641)	(1,255)

Loss from continuing operations	$(4,122)	$(4,599)

     Summarized financial information concerning the Company’s reportable segments for the nine months ended September 30, 2006 and 2005 is shown in the following table (in thousands):

		Advanced
	Technologies	Application
	Group	Services Group	Total
For the Nine Months Ended September 30, 2006
Revenue	$23,008	$5,513	$28,521
(Loss) contribution before unallocated items	(3,127)	275	(2,852)

For the Nine Months Ended September 30, 2005
Revenue	$16,194	$7,207	$23,401
(Loss) contribution before unallocated items	(4,493)	1,472	(3,021)
     The following table reconciles the contribution before unallocated items to the loss before discontinued operations for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine months ended September 30,
	2006	2005
Loss before unallocated items, per above	$(2,852)	$(3,021)
Corporate general and administrative expenses	(4,702)	(5,308)
Corporate research and development	(197)	(201)
Depreciation and amortization	(1,400)	(1,768)
Reorganization costs	—	(464)
Reorganization costs — loss on sublease	—	(2,550)
Other	(4,269)	(2,621)

Loss from continuing operations	$(13,420)	$(15,933)

     The following table reconciles the segments’ total assets to the Company’s total assets (in thousands):

	September 30,	December 31,
	2006	2005
Total assets before unallocated items, per above	$24,238	$18,092
Corporate assets:
Cash and cash equivalents	1,047	706
Restricted cash	1,254	1,656
Current portion of notes receivable	97	655
Other current assets	3,578	1,594
Property and equipment, net	1,249	1,914
Investment	617	745
Notes receivable, net of current portion	2,007	2,736

	$34,087	$28,098

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

	Canada	United States	Total
For the Three Months ended September 30, 2006
Revenue	$—	$13,352	$13,352
(Loss) contribution before unallocated Items	(1,146)	738	(408)

For the Three Months ended September 30, 2005
Revenue	$—	$8,281	$8,281
Loss before unallocated Items	(1,026)	391	(635)

For the Nine Months ended September 30, 2006
Revenue	$—	$28,251	$28,251
(Loss) contribution before unallocated Items	(3,720)	868	(2,852)

For the Nine Months ended September 30, 2005
Revenue	$—	$23,401	$23,401
Loss before unallocated Items	(3,378)	357	(3,021)

At September 30, 2006
Total Assets	392	33,695	34,087

At December 31, 2005
Total Assets	715	27,383	28,098
11. REORGANIZATION COSTS
     In the third quarter of 2005, the Company terminated a senior executive. As a result of this action, the Company recorded reorganization costs of $340,000, consisting of severance costs, during the three months ended September 30, 2005.
     In the second quarter of 2005, the Company entered into a sublease agreement with an unrelated party to sublease excess office space at its facility in Atlanta, Georgia. The excess space was primarily due to reductions in the corporate staffing over the past year. As a result of these actions, the Company recorded an accrual of approximately $2,600,000 for all remaining payments due on this lease, less amounts to be paid by the sublessor, as well as write-offs for furniture and leasehold improvements. The Company expects to save approximately $1.6 million over the term of the sublease, which expires January 31, 2010. The balance of the accrued loss on sublease is approximately $1.4 million at September 30, 2006.

     In the first quarter of 2005, the Company disposed of substantially all of the operating assets of NACT and MCK, which resulted in six corporate positions being eliminated. The Company recorded reorganization costs of $124,000 during the three months ended March 31, 2005.
12. STOCK OPTIONS AND WARRANTS
     The Company has a stock option plan for employees, members of the board of directors, consultants, and other individual contributors to the Company which enables the Company to grant, as of September 30, 2006, up to 3,500,000 qualified and nonqualified incentive stock options as well as other stock-based awards. On November 7, 2006, the Company‘s shareholders voted to increase the amount of shares available for issuance under the stock plan by 3,500,000 to 7,000,000. In addition, in connection with various financing and acquisition transactions, and for services provided to the Company, the Company has issued warrants to purchase the Company’s common stock. A summary of stock options and warrants outstanding at September 30, 2006 is as follows:

	Options and Warrants Outstanding		Options and Warrants Exercisable
Range of	Outstanding at	Weighted Average	Exercisable at	Weighted Average
Exercise Prices	September 30, 2006	Exercise Price	September 30, 2006	Exercise Price
$0.95-$1.45	513,475	$1.40	476,975	$1.40
$1.45-$2.50	705,195	$2.21	641,945	$2.22
$2.51-$5.00	122,933	$3.26	82,433	$3.16
$5.01-$7.50	134,139	$6.51	84,139	$6.67
$7.51-$90.00	1,053,058	$13.79	1,053,058	$13.79

Total	2,528,800	$7.15	2,338,550	$7.46

     Options and warrants issued to employees generally terminate ten years from the date of grant. Termination dates for the options and warrants listed above range from October 15, 2006 to May 12, 2016.
     A summary of the status of stock options and warrants granted to employees, directors and consultants as of September 30, 2006, and the changes during the nine months ended September 30, 2006 is presented below :

	Number of
	Shares of	Weighted
	Underlying	Average
	Options	Exercise Prices

Outstanding at beginning of period	3,201,096	$8.23
Granted	110,000	3.50
Exercised	(4,060)	1.75
Forfeited	(778,236)	11.10
Expired	—	—

Outstanding at end of period	2,528,800	$7.15

Exercisable at end of period	2,338,550	$7.46

     The weighted average grant date fair value for options granted during the three and nine months ended September 30, 2006 was $0 and $97,619, respectively.

     A summary of warrants issued primarily in connection with financing is as follows:

	Number of	Weighted Average
Exercise Price	Outstanding Warrants	Exercise Price	Expiration Date
$0.01	600,000	$0.01	September 2011
$0.05	5,000	$0.05	October 2006
$0.91	1,321,877	$0.91	September 2011
$1.25	192,000	$1.25	September 2011
$1.56	5,614,692	$1.56	August 2011
$2.01	800,000	$2.01	July 2007-February 2011
$2.67	2,462,400	$2.67	February 2010
$6.14	491,505	$6.13	February 2011
$26.25-$30.00	50,000	$28.50	October 2006

Total	11,537,474	$1.98

     The exercise price and number outstanding for certain warrants previously issued have been adjusted according to their anti-dilution provisions.
     A summary of the status of warrants issued primarily in connection with financing as of September 30, 2006, and the changes during the nine months ended September 30, 2006 is presented below :

	Number of
	Shares of	Weighted
	Underlying	Average
	Warrants	Exercise Prices

Outstanding at beginning of period	4,107,192	$3.82
Granted	7,728,569	1.32
Exercised	—	—
Expired	(298,287)	6.74

Outstanding at end of period	11,537,474	$1.98

Exercisable at end of period	11,537,474	$1.98

     In connection with the credit facility, in September 2006, the Company issued to Laurus a five-year warrant to purchase 600,000 shares of the Company’s common stock, at an exercise price of $.01 per share, and a five-year warrant to purchase 1,321,877 shares of the Company’s common stock at an exercise price of $0.91 per share. In addition, the Company issued the Placement Agent Warrant, which is a five-year warrant to purchase 192,000 shares of common stock at an exercise price of $1.25 per share as partial consideration for business advisory services rendered to the Company. The exercise price of the Placement Agent Warrant and the number of shares of common stock issuable upon exercise of the Placement Agent Warrant are subject to adjustment for stock splits, stock dividends, recapitalizations and similar corporate events but not for any other dilutive events.
     The warrants to purchase 5.4 million shares of Company common stock issued in connection with the private placement on February 17, 2006, are exercisable, after six months, for a period of five years and at an exercise price of $1.56 per share.
     In December 2004, the FASB issued Statement of Financial Accounting Standards “SFAS” No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all share-based payments granted prior to, but not fully vested as of January 1, 2006, based on the grant date fair value as calculated under the pro forma disclosure-only expense provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with provisions of SFAS No. 123(R). The adoption of SFAS No. 123(R) primarily resulted in compensation expense being recorded for stock options. The results for prior periods have not been restated.
     Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its stock-based compensation plans. Under APB No. 25, no compensation expense was recognized for grants of employee stock options as the exercise price of the awards on the date of grant was equal to or less than the current market price of the Company’s common stock. The Company also provided the disclosure-only pro forma expense provision of SFAS No. 123 in its footnotes.
     On December 31, 2005, the Company’s board of directors approved the accelerated vesting of unvested stock options granted to substantially all employees. The Company’s board of directors did not accelerate the vesting of unvested options for certain officers and directors. Accordingly, options to purchase approximately 637,000 shares became fully-vested immediately. The fair value of the remaining unvested options is being charged as compensation cost against income, over the vesting period. During the three months and nine months ended September 30, 2006, the Company recorded compensation expense of $41,000 and $200,000, respectively, related to the expensing of the Company’s stock options.
     The fair value of options granted in the nine months ended September 30, 2006 and 2005, based on the Black-Scholes valuation model, used the following assumptions:

Nine Months Ended
September 30, 2006
Risk-free interest rate	5.0%
Expected life	4 years
Expected volatility	106.00%
Expected dividend yield	0.0%
     As of September 30, 2006, there was $156,000 of total unrecognized compensation cost related to unvested options. The cost is expected to be recognized over the weighted-average period of approximately 2.0 years.
     The following table sets forth the results for the three and nine months ended September 30, 2005, if the Company had used the fair value-based method of accounting for its stock option and incentive plans and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, then the pro-forma net loss and net loss per common share would have been as follows (in thousands, except for per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Net loss, as reported	$(4,599)	$(16,499)
Add: Stock-based compensation expense included in net loss		7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(392)	(301)

Pro forma net loss	$(4,991)	$(16,793)
Net loss per common share
As reported	$(0.17)	$(0.61)

Pro forma	$(0.18)	$(0.63)

13. NET LOSS PER SHARE
     Basic and diluted net loss per share are computed in accordance with SFAS No. 128, “Earnings Per Share,” using the weighted average number of common shares outstanding. The diluted net loss per share for the three and nine months ended September 30, 2006 and 2005 does not include the effect of the common stock equivalents, calculated by the treasury stock method, as their impact would be anti-dilutive. Using the treasury stock method, common stock equivalents are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Shares issuable under conversion of preferred stock	2,900,000	—	1,136,630	—
Shares issuable under stock options	1,428	18,618	3,122	11,146
Shares issuable pursuant to warrants to purchase common stock	77,202	1,257	40,491	1,392

	2,978,630	19,875	1,180,243	12,538

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
15. PREFERRED AND COMMON STOCK ISSUED IN CONNECTION WITH ACQUISITION OF BUSINESS ASSETS OF VERILINK
     As described in Note 2 — Mergers and Acquisitions: Business Assets of Verilink, the Company issued (i) 2,900,000 shares of the its common stock, and (ii) 8,766 shares of its newly-designated Series C preferred stock The shares of preferred stock automatically convert into 2,900,000 shares of common stock) upon the effectiveness of an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock as specified in the Statement of Rights of the Series C Preferred Stock In connection with the Acquisition of the Verilink business assets, the Company agreed to seek shareholder approval of the Amendment at its 2006 annual meeting of shareholders . Such shareholder approval was obtained on November 7, 2006, and the shares of preferred stock have converted into 2,900,000 shares of common stock.
16. LITIGATION
     Except as described in Note 16 to the Company’s audited consolidated financial statements included in the Annual Report, the Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business, and the Company does not expect this ordinary litigation to have a material adverse effect on the Company. There have been no material developments regarding the pending material legal proceedings described in Note 16 to the Company’s audited consolidated financial statements included in the Annual Report during the nine months ended September 30, 2006.
17. RECENT ACCOUNTING PRONOUNCEMENTS
     In July 2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109"(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. The effective date of this interpretation will be fiscal years beginning after December 15, 2006 and the Company is currently in the process of evaluating the impact of this interpretation on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS No. 157 will have on its consolidated financial statements.
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
     Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:
-	the volatility of the price of the Company’s common stock;

-	the delisting of the Company’s common stock from the Nasdaq Capital Market if the bid price falls and remains below $1.00 per share for a specified period;

-	the Company may be unable to fund future growth;

-	the risks associated with acquisitions;

-	the Company’s ability to be profitable;

-	the Company’s ability to attract and retain qualified personnel;

-	general economic conditions of the telecommunications market;

-	the Company’s research and development expenditures;

-	market demand for, and market acceptance of, the Company’s products;

-	legal claims against the Company, including, but not limited to, claims of patent infringement;

-	the Company’s ability to protect the Company’s intellectual property;

-	defects in the Company’s products;

-	the Company’s obligations to indemnify certain customers;

-	the Company’s exposure to risks inherent in international operations and emerging markets;

-	the Company’s dependence on contract manufacturers and suppliers;

-	general economic and business conditions; and

-	other risks and uncertainties disclosed in the Annual Report and in the Company’s other filings with the SEC.
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

Overview
     The Company is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s continuing operations include two separate business segments: (i) the Technologies Group, which includes the Company’s softswitching and NetPerformer divisions (the two businesses acquired from Clarent Corporation in February 2003), the Company’s subsidiary Telemate.net, the Company’s I-Master division (acquired from WSECI in March 2005), and the Company’s subsidiary Verilink (acquired from Winslow Asset Group, LLC. in June 2006); and (ii) the Advanced Applications Services Group, which includes the Company’s technical applications support group. The Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Technologies Group offers hardware-based solutions (which include software) for companies seeking to build private, packet-based voice and data networks, and software-based solutions for Internet access and usage management that include call accounting and usage reporting for IP network devices, and the product suite acquired in the Verilink business assets acquisition that provides access, multiplexing and transport of voice and data services that extend legacy networks as well as next generation converged access solutions. The Advanced Applications Services Group includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Technologies Group.
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
     On June 16, 2006, the Company acquired substantially all of the business assets of the Verilink Sellers other than accounts receivable and certain fixed assets, and assumed certain liabilities, and issued (i) 2,900,000 shares of common stock, and (ii) 8,766 shares of a newly-designated Series C preferred stock, which automatically converted into 2,900,000 shares of common stock in November 2006, as described in Note 15 – Preferred and Common Stock Issued In Connection With the Acquisition of Business Assets of Verilink. The Acquisition bolsters the Company’s product offerings and adds several domestic Tier-1 relationships. The Verilink product suite includes products that provide access, multiplexing and transport of voice and data services that extend legacy networks as well as next generation converged access solutions that deliver voice, data and video to business customers.
     On October 11, 2005, the Company effected the reverse Split, pursuant to which every five (5) shares of the Company’s common stock outstanding on such date were converted into one (1) share of the Company’s common stock. No fractional shares of common stock were issued as a result of the Reverse Split, and shareholders otherwise entitled to receive fractional shares as a result of the Reverse Split have been paid cash in lieu thereof.
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
Results of Operations
Three Months Ended September 30, 2006, Compared to Three Months Ended September 30, 2005
     For the three months ended September 30, 2006, the Company’s net loss totaled $4,122,000, or $0.11 per share, compared with a net loss of $4,599,000, or $0.17 per share, for the same period in 2005.
Continuing Operations
     For the three months ended September 30, 2006, the Company’s net loss from continuing operations totaled $4,122,000, or $0.11 per share, compared with a net loss of $4,599,000 or $0.17 per share, for 2005.
     Total revenue was $13,352,000 in the three months ended September 30, 2006, reflecting a 61% increase from the same period in 2005. Products revenue increased from $4,697,000 in the three months ended September 30, 2005 to $9,264,000 in the three months ended September 30, 2006. The increase in product revenue in the Technologies Group is attributable to the Verilink product suite acquired in June 2006 and Netperformer products, net of decline in revenues for the Softswitch and I-Master products. Services revenue was $4,088,000 for the three months ended September 30, 2006, reflecting a 14% increase from the same period in 2005, primarily due to the increase in revenue from the Verilink professional services group, net of declines primarily in the Applications Services Group and the Softswitch and Telemate.net product services. Gross profit was 38% of revenue in the three months ended September 30, 2006, compared to 44% of revenue for the same period in 2005. The decline in gross margin is primarily due to two factors: first, the impact of the lower gross margins on Verilink products, and second, the unusual mix of Verso product sales in this quarter. In the third quarter of 2006, Verso had an unusually high proportion of hardware sales rather than higher margin software sales. While initial sales of Verso’s application solutions involve more hardware upfront, they are usually followed by higher margin sales of upgrades and software licensing.
     Total operating expenses incurred for the three months ended September 30, 2006, were $7,557,000, an increase of $537,000 compared with the same period in 2005. The increase is primarily attributable to the following items: increase in general and administrative expenses of $253,000, sales and marketing expenses of $422,000, research and development expenses of $195,000, depreciation and amortization of $7,000 partially offset by a decrease of reorganization costs of $340,000. Verilink operating expenses added $1,446,000 to total operating expenses.
     General and administrative expenses for the three months ended September 30, 2006, were $2,743,000, an increase of $253,000 compared to the same period in 2005. The increase is attributable to Verilink’s general and administrative expenses of $393,000 which were partially offset by a reduction in corporate costs.
     Sales and marketing expenses for the three months ended September 30, 2006 were $2,430,000, an increase of $422,000 compared to the same period in 2005. The increase is primarily due to the addition of Verilink expenses of $794,000 partially offset by the reduction of sales management overhead and personnel related costs including travel.
     Research and development expenses for the three months ended September 30, 2006 were $1,850,000, an increase of $195,000 compared to the same period in 2005. The increase in expense is attributed to Verilink expenses of $260,000 partially offset by a reduction of Softswitch personnel and related costs of $130,000.
     The increase in depreciation and amortization expense is related to the addition of the Verilink business assets substantially offset by the effect of fully depreciated assets and lower capital additions.
     As a percent of revenue, operating expenses were 57% during the three months ended September 30, 2006 as compared with 85% for the same period in 2005.
     Additional other expense of $9,000 was recorded during the three months ended September 30, 2006 compared with a net other expense of $41,000 for the same period in 2005.
     Equity in loss of investment was $21,000 during the three months ended September 30, 2006, compared with a gain of $58,000 for the same period in 2005. This amount represents the Company’s portion of BeTrue’s losses or income.
     Net interest expense was $1,611,000 during the three months ended September 30, 2006, an increase of $339,000 compared with the same period in 2005. Included in net interest expenses was amortization of loan fees and discount on convertible debentures which were $1,228,000 for the three months ended September 30, 2006 as compared to $1,025,000 for the three months ended September 30, 2005. The increase in the interest expenses was primarily attributable to interest and amortization of the loan costs and fees associated with the new credit facility with Laurus and the termination of the line of credit with Silicon.
Business Unit Performance

	Technologies		Applications
(Dollars in thousands)	Group		Services Group		Consolidated
For the Three Months Ended September 30,	2006	2005	2006	2005	2006	2005
Revenue	$11,470	$6,139	$1,882	$2,142	$13,352	$8,281

Gross profit	4,797	3,142	279	534	5,076	3,676
Gross margin	42%	51%	15%	25%	38%	44%
General and administrative	1,179	628	111	114	1,290	742
Sales and marketing	2,338	1,923	92	85	2,430	2,008
Research and development	1,764	1,560	—	—	1,764	1,560

(Loss) contribution before unallocated items	$(484)	$(969)	$76	$335	(408)	(634)

Unallocated items:
Corporate general and administrative					1,453	1,748
Corporate research and development					85	95
Depreciation and amortization					535	527
Reorganization costs					—	340

Operating loss					(2,481)	(3,344)
Other expense, net					(1,641)	(1,255)

Loss before income taxes					$(4,122)	$(4,599)

Technologies Group
     Total revenue from the Technologies Group was $11,470,000 in the three months ended September 30, 2006, an 87% increase from the same period in 2005. The increase was attributable to the $6,559,000 of revenue related to the Verilink product suite acquired on June 16, 2006 and Netperformer products, net of decline in revenue for the Softswitch, I-Master and Telemate.net products.
     Gross profit increased by $1,655,000 in the three months ended September 30, 2006, and was 42% of revenue, compared with 51% in the same period in 2005. The increase in gross profit dollars is attributable to the increase in revenue. The decline in gross margin was due to the mix of sales. In the third quarter of 2006, the majority of the revenue was from the Verilink product suite which is more hardware based with lower margins as well as proportionately more hardware (versus software) sales in the Softswitch products in the third quarter, 2006 versus the third quarter of 2005.

     Allocated operating expenses incurred in the Technologies Group for the three months ended September 30, 2006, were $5,281,000, an increase of $1,170,000 compared to the same period in 2005. The increase in general and administrative expenses resulted primarily from the increase of $393,000 for Verilink and the increase in Softswitch expense, primarily bad debt expense, net of decrease in Netperformer expense. The increase in sales and marketing expenses of $415,000 to $2,338,000 is primarily attributable to $793,000 increase for Verilink, partially offset by a reduction in marketing personnel and programs and a reduction in other sales expense. The increase in research and development expenses resulted from Verilink expenses of $259,000. As a percent of revenue, operating expenses for the Technologies Group were 46% during the three months ended September 30, 2006, a decrease from 67% during the same period in 2005.
Advanced Applications Services Group
     Total revenue for the Advanced Applications Services Group was $1,882,000 in the three months ended September 30, 2006, a 12% decrease from the same period in 2005. The decrease in revenue is related to a decrease in outsourced services for a significant hospitality related customer.
     Gross profit decreased by $255,000 in the three months ended September 30, 2006, and was 15% of revenue, compared with 25% of revenue in the same period in 2005. The decrease in gross profit dollars and gross margin percentage was attributable primarily to a decline in revenue from the Advanced Applications Services Group’s largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor, net of new customers added.
     Allocated operating expenses incurred in Advanced Applications Services Group for the three months ended September 30, 2006, were $203,000 as compared to $199,000 during the same period in 2005.
Discontinued Operations
     No discontinued operations were recorded in the three months ended September 30, 2005 since the Company disposed of substantially all of the operating assets of its NACT and MCK businesses in January 2005.
Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005
     For the nine months ended September 30, 2006, the Company’s net loss totaled $13,420,000, or $0.40 per share, compared with a net loss of $16,499,000 or $0.61 per share, for the same period in 2005. The 2005 results included a loss from discontinued operations of $566,000.
Continuing Operations
     For the nine months ended September 30, 2006, the Company’s net loss from continuing operations totaled $13,420,000, or $0.40 per share, compared with a net loss of $15,933,000, or $0.59 per share, for 2005.
     Total revenue was $28,521,000 in the nine months ended September 30, 2006, reflecting an increase of $5,120,000 from the same period in 2005. Products revenue increased to $18,017,000 in the nine months ended September 30, 2005, from $12,038,000 in the nine months ended September 30, 2006. The increase in product revenue in the Technologies Group is primarily attributable to the Verilink product suite acquired in June 2006, net of declines in Netperformer, Softswitch and Telemate.net products. Services revenue was $10,504,000 for the nine months ended September 30, 2006, reflecting an 8% decrease from the same period in 2005, primarily due to the decline in revenue from the Advanced Application Services Group partially offset by an increase from Verilink. The decrease in revenue from the Advanced Application Services Group was attributable primarily to a decline in revenue from its largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor, net of new customers added. Gross profit was 39% of revenue in the nine months ended September 30, 2006, as compared to 44% of revenue for the same period in 2005. The decline in gross margin is primarily attributable to the decline in the Advanced Application Services Group segment as well as the reduced gross margins from the Technologies segment, primarily as a result of the lower margins from the primarily hardware based Verilink product suite and the higher than usual proportion of hardware sales during the third quarter by the Verso applications solutions.
     Total operating expenses incurred for the nine months ended September 30, 2006, were $20,414,000, a decrease of $3,110,000 compared with the same period in 2005. The decrease is primarily attributable to the following items: decreases in sales and marketing expenses of $318,000, depreciation and amortization of $368,000, reorganization costs of $464,000 and reorganization costs – loss on sublease of $2,550,000 partially offset by an increases in research and development expenses of $547,000 and general and administration expenses of $43,000.
     General and administrative expenses for the nine months ended September 30, 2006 were $7,387,000, an increase of $43,000 compared to the same period in 2005. Increases to general and administrative expenses for the nine months ended September 30, 2006 were attributable to Verilink of $511,000 and bad debt expenses for Softswitch of $217,000 and were partially offset by decline of $605,000 in corporate expenses, primarily in rent and insurance.
     Sales and marketing expenses for the nine months ended September 30, 2006 were $6,004,000, reflecting a decrease of $318,000 from the same period in 2005. The reduction is primarily due to a reduction of personnel and personnel related costs, including travel for both sales management overhead and Telemate.net sales team of $1,303,000, partially offset by the increases for Verilink costs of $936,000.
     Research and development expenses for the nine months ended September 30, 2006 were $5,623,000, an increase of $547,000 from the same period for 2005. The increase is primarily due to an increase in Netperformer personnel and personnel related costs of $263,000, an increase in the personnel and personnel related costs for Telemate.net of $186,000 and the additional costs for Verilink of $329,000, partially offset by the reduction of personnel and related costs for Softswitch of $265,000.
     The decrease in depreciation and amortization expense is related to the effect of fully depreciated assets and lower capital additions, net of increase attributable to Verilink fixed assets.
     As a percent of revenue, operating expenses were 72% during the nine months ended September 30, 2006 as compared with 101% for the same period in 2005.
     Other expense was $7,000 during the nine months ended September 30, 2006 compared with other expense of $58,000 for the same period in 2005.
     Equity in loss of investment was $127,000 during the nine months ended September 30, 2006, compared with income of $6,000 for the same period in 2005. This amount represents the Company’s portion of BeTrue’s losses.
     Net interest expense was $4,135,000 during the nine months ended September 30, 2006, an increase of $1,566,000 compared with the same period in 2005. Included in the net interest expense was amortization of loan fees and discount on convertible debentures which were $3,064,000 for the nine months ended September 30, 2006 as compared to $1,869,000 for the nine months ended September 30, 2005. The increase was primarily attributable to interest and amortization of the discount and loan origination fees on the $13,500,000 of senior unsecured convertible debentures issued in February 2005, increased amortization of the discount on the 7.5% convertible subordinated debentures that were restructured in the third quarter of 2005 and the fees associated with the new credit facility with Laurus and the write-off of unamortized loan fees associated with the line of credit with Silicon which terminated in September 2006.

Business Unit Performance

			Advanced
	Technologies		Applications
(Dollars in thousands)	Group		Services Group		Consolidated
For the Nine Months Ended September 30,	2006	2005	2006	2005	2006	2005
Revenue	$23,008	$16,194	$5,513	$7,207	$28,521	$23,401

Gross profit	10,387	8,073	876	2,139	11,263	10,212
Gross margin	45%	50%	16%	30%	39%	44%
General and administrative	2,338	1,621	347	415	2,685	2,036
Sales and marketing	5,750	6,069	254	253	6,004	6,322
Research and development	5,426	4,875	—	—	5,426	4,875

(Loss) contribution before unallocated items	$(3,127)	$(4,492)	$275	$1,471	(2,852)	(3,021)

Unallocated items:
Corporate general and administrative					4,702	5,308
Corporate research and development					197	201
Depreciation and amortization					1,400	1,768
Reorganization costs						464
Reorganization costs — loss on sublease					—	2,550

Operating loss					(9,151)	(13,312)
Other expense, net					(4,269)	(2,621)

Loss from continuing operations before income taxes					$(13,420)	$(15,933)

Technologies Group
     Total revenue from the Technologies Group was $23,008,000 in the nine months ended September 30, 2006, a 42% increase from the same period in 2005. During the nine months ended September 30, 2006, the Technologies Group included $8,248,000 of revenue related to the Verilink product suite acquired on June 16, 2006.
     Gross profit increased by $2,314,000 in the nine months ended September 30, 2006, and was 45% of revenue, compared with 50% in the same period in 2005. The increase in gross profit dollars is attributable to the increase in revenue and the reduction in gross margin is partially attributable to the lower margins from the primarily hardware based Verilink’s products and services. Excluding Verilink product margin, gross margin for the other products declined from 50% to 48% primarily as a result of the higher than usual proportion of hardware sales during the third quarter associated with the Verso application solutions.
     Allocated operating expenses incurred in the Technologies Group for the nine months ended September 30, 2006, were $13,514,000, an increase of $949,000 compared to the same period in 2005. The decrease in sales and marketing expenses resulted from the reduction of personnel costs primarily for sales management overhead and personnel related costs including travel as well as the reduction of marketing programs, partially offset by an increase from Verilink. The increase in research and development expenses resulted from Verilink expenses as well as an increase in personnel and related costs for Netperformer. The increase in general and administrative expenses were attributable to Verilink expenses of $511,000 plus increase in costs for Softswitch related to bad debts.

Advanced Applications Services Group
     Total revenue for the Advanced Applications Services Group was $5,513,000 in the nine months ended September 30, 2006, a 24% decrease from the same period in 2005. The decrease in revenue is related to a decrease in outsourced services for hospitality related customers.
     Gross profit decreased by $1,263,000 in the nine months ended September 30, 2006, and was 16% of revenue, compared with 30% of revenue in the same period in 2005. The decrease in gross profit dollars and gross margin percentage was attributable primarily to a decline in revenue from the Advanced Applications Services Group’s largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor, net of new customers added.
     Allocated operating expenses incurred in Advanced Applications Services Group for the nine months ended September 30, 2006, were $601,000 a decrease of $67,000 compared with the same period in 2005.
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
Critical Accounting Policies
     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases these estimates and assumptions on historical experience and evaluates them on an on-going basis to ensure they remain reasonable under current conditions. Factors that could affect the Company’s future operating results and cause actual results to vary from expectations include, but are not limited to, lower than anticipated growth from existing customers, an inability to attract new customers, an inability to successfully integrate acquisitions and technology changes, or a decline in the financial stability of the Company’s customers. Negative developments in these or other risk factors could have a material adverse affect on the Company’s financial position and results of operations. Actual results could differ from management estimates. There were no changes to our critical accounting policies and estimates included in our Annual Report. A summary of the Company’s critical accounting policies follows:
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
     As a consequence of the Acquisition of the business assets of the Verilink Sellers on June 16, 2006, the Company now has certain distributors who have the right to return product for stock rotation purposes. Every quarter, stock rotation rights are limited to a percentage of invoiced sales to the distributor in the prior quarter. The percentage of sales used to determine the stock rotation right is based upon the terms of the executed distributor agreements with the Company. The Company reduces revenue and maintains a reserve for an estimate of potential stock rotation returns related to the current period product revenue. Management analyzes historical returns, channel inventory levels, current economic trends and changes in customer demand for the Company’s products when evaluating the adequacy of the reserve for stock rotation returns.
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
Liabilities of Discontinued Operations
     In January 2005, the Company disposed of substantially all of the operating assets of its NACT and MCK businesses. As a result of these sales, certain liabilities of MCK are now classified as discontinued operations and netted against these liabilities is $246,000 in sublease payments expected to be received by the Company for one lease (where the total lease payments have been prepaid by the Company) that goes through March 31, 2007.
     During 2001, the Company initiated certain restructuring plans and discontinued operations of its legacy value-added reseller business. In conjunction with these restructuring plans, the Company established a restructuring reserve account for the estimated costs related to the plans. These costs primarily related to facilities closings, severance costs and other businesses exiting costs. For the facilities closings cost, a reserve was established for all remaining lease payments due on buildings and equipment that were no longer being utilized in continuing operations, less assumptions for sub-leases. The accrual for one of the leases with total payments remaining through January 31, 2010 of $1,391,000 is offset by sublease payments to the company totaling $540,000 through the end of the lease term and additionally assumes an amount of $240,000 for the extension of one of the subleases through the end of the lease term, net of reserves for sublease collectibility and sublease extension of $240,000.
     As of September 30, 2006, the Company had a remaining balance of approximately $1,207,000 in liabilities of discontinued operations. The Company currently believes that this remaining estimated balance is sufficient to cover future obligations associated with the restructurings, however, changes in these estimates could occur based on changes in the financial condition of the subleases.
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
     At September 30, 2006, the Company had a positive working capital position (excess of current assets over current liabilities) of $3,652,000 compared to a positive working capital position of $1,902,000 at December 31, 2005. The Company’s cash and restricted cash totaled $2,301,000 at September 30, 2006, and $2,735,000 at December 31, 2005. Total long-term debt, net of discount, was $7,758,000 at September 30, 2006 and $8,412,000 at December 31, 2005.
     On September 20, 2006, the Company entered into the Security Agreement with Laurus which provides for a three-year, $14.0 million revolving credit facility. The credit facility with Laurus replaces the Company’s prior $10.0 million credit facility with Silicon.
     The credit facility with Laurus consists of two tranches: (i) Tranche A, an $8.0 million tranche, the availability of which is subject to a borrowing base; and (ii) Tranche B a $6.0 million tranche, of which $4.0 million is immediately available and the remainder of which will be available when the Company generates EBITDA (earnings before interest, income taxes, depreciation and amortization and non-cash stock compensation expense) in excess of $500,000 in any one fiscal quarter. Borrowing availability under Tranche B is not subject to a borrowing base. Borrowing ability under Tranche A is determined pursuant to a formula which is based on the value of the Company’s eligible accounts receivables and inventory and borrowings under Tranche A accrue interest at a rate of prime rate plus 2%, provided that the interest rate shall not be less than 9% (10.25% at September 30, 2006). Borrowing ability under Tranche B is available immediately but the $6.0 million availability limit under Tranche B will be reduced by $187,500 per month beginning February 1, 2007, and borrowings under Tranche B accrue interest at a fixed rate of 15%. Borrowings under the credit facility shall be made first under Tranche B to the extent of availability thereunder and then under Tranche A to the extent of availability thereunder.
     As of September 30, 2006, the Company had outstanding borrowings under Tranche A and Tranche B of $709,000 and $4,000,000, respectively. The remaining borrowing availability under the credit facility at September 30, 2006 was $5.2 million under Tranche A and $0 under Tranche B.
     On February 4, 2005, the Company completed a private placement of senior unsecured convertible debentures and warrants pursuant to a securities purchase agreement with certain institutional investors. The Company issued $13,500,000 of senior unsecured convertible debentures, Series A warrants exercisable for 2,200,000 shares of the Company’s common stock and Series B warrants exercisable for 2,000,000 shares of the Company’s common stock. The senior unsecured convertible debentures bear interest at 6.75% per annum and are due February 2009 and are convertible into approximately 5,400,000 shares of the Company’s common stock at an initial conversion price of $2.50 per share, subject to anti-dilution adjustments and certain limitations. Interest is payable on a quarterly basis and principal became payable on a quarterly basis beginning August 2006. The Series A warrants issued in connection with the private placement are exercisable for a period of five years commencing on February 4, 2005 and at an exercise price of $3.60 per share. The Series B warrants issued in connection with the private placement were exercisable for a period of 90 days, commencing on June 16, 2005 and had an exercise price of $3.90 per share. The Series B warrants expired in September

2005. The Company received net proceeds of approximately $12,500,000, including $1,600,000 in restricted cash, net of expenses.
     On February 12, 2003, the Company acquired substantially all the business assets and assumed certain related liabilities of Clarent Corporation for $9,800,000 in notes. At September 30, 2006, a $3,000,000 secured note due February 12, 2008, which bears interest at 5% per annum, remains outstanding. The assets the Company purchased from Clarent Corporation secure the note.
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
     On July 18, 2006, the Company entered into the CM Agreement with CM, the Company’s contract manufacturer of its Verilink product line. Pursuant to the CM Agreement, CM has (i) purchased certain electrical components valued at $4.0 million from the Company for use in the manufacture of finished goods to be purchased by the Company, (ii) paid $2.0 million to the Company in respect of the electrical components and (iii) agreed to assign to the Company the remaining unused electrical components valued at $2.0 million upon the satisfaction of the Company’s obligation under the CM Agreement to purchase during the first two years of the CM Agreement Assembled Products using the electrical components valued at $2.0 million. Furthermore, the Company has agreed to submit purchase orders to CM in a minimum amount of $2.0 million per quarter for the next three years or until the obligation to purchase the Assembled Products has been satisfied. In connection with executing the CM Agreement, the Company and CM entered into a three-year Manufacturing Agreement which sets forth the terms and conditions under which CM shall manufacture the Assembled Products. As of September 30, 2006, CM had used $481,000 of these electrical components in the manufacture of the Assembled Products, which reduced the outstanding commitment to utilize $2 million of electrical components in the first two years of the agreements to $1,589,000 and reduced the inventory currently held by CM and required to be returned to the Company to $1,589,000. This inventory is reflected as inventory on the balance sheet as of September 30, 2006. The inventory to be returned is not eligible for the borrowing base requirements under the Company’s credit facility with Laurus.
Cash Flow
     Cash used in the Company’s continuing operations in the nine months ended September 30, 2006 totaled $8,107,000 compared with $10,828,000 in the same period in 2005. The cash used in continuing operations during the nine months ended September 30, 2006 resulted primarily from cash used by continuing operations of $8,152,000 (net loss from continuing operations of $13,420,000 reduced by net non-cash charges totaling $5,267,000, including depreciation and amortization of $1,917,000, amortization of loan fees and discount on convertible subordinated debentures of $2,681,000, provision for doubtful accounts of $478,000, equity in loss of investment of $127,000, and stock based compensation of $200,000, offset by $136,000 in other) and changes in current operating assets and liabilities of $46,000. This compares to cash used by continuing operations of $9,166,000 (net loss from continuing operations of $15,933,000, reduced by net non-cash charges totaling $6,767,000 including depreciation and amortization of $2,153,000, amortization of loan fees and discount on convertible subordinated debentures of $1,869,000, provision for doubtful accounts of $228,000, loss on sublease of $2,550,000, offset by equity in loss of investment of $6,000 and $27,000 in other) and changes in current operating assets and liabilities of $1,662,000, for the nine months ended September 30, 2005.
     Cash used in the Company’s discontinued operations in the nine months ended September 30, 2006 totaled

$1,457,000 compared to $1,338,000 in the same period in 2005. $1,223,000 was used in the second quarter to prepay the remaining lease obligation for one lease obligation included in liabilities of discontinued operations. The lease obligation was prepaid in order to eliminate a $1,551,000 letter of credit which reduced the Company’s borrowing availability by the same amount.
     Cash used by investing activities for continuing operations in the nine months ended September 30, 2006 and 2005 was $126,000 and $2,417,000, respectively. During the nine months ended September 30, 2006, restricted cash decreased by $402,000 compared to an increase of $1,620,000 in the same period in 2005. The $1,620,000 in restricted cash increase is related to the proceeds from the February, 2005 private placement of senior unsecured convertible debentures. The Company spent $286,000 and $529,000 on capital expenditures in the nine months ended September 30, 2006 and 2005, respectively. In the nine months ended September 30, 2006, the Company used $242,000 related to fees and expenses of the acquisition of substantially all of the business assets of Verilink. In the nine months ended September 30, 2005, the Company used $268,000 in cash related to the acquisition of substantially all of the operating assets of WSECI.
     Cash provided by investing activities for discontinued operations totaled approximately $1,420,000 in the nine months ended September 30, 2006, compared to $4,195,000 in the same period of 2005. For the nine months ended September 30, 2006, the Company received proceeds of $1,420,000 on the note issued to it in the sale of the MCK business compared to $180,000 during the same period in 2005. During the nine months ended June 30, 2005, the Company received proceeds of $4,015,000 from the sale of the NACT and MCK businesses.
     Cash provided by financing activities totaled $8,219,000 in the nine months ended September 30, 2006 compared to $11,221,000 in the same period of 2005. For the nine months ended September 30, 2006, the Company received proceeds from a private placement of $6,760,000 (net of associated fees) and net borrowings under the line of credit of $3,460,000 (gross borrowings of $4,729,000 less payments of $1,269,000), offset by a payment of $2,025,000 on the $4,500,000 convertible subordinated debentures. For the nine months ended September 30, 2005, the Company received proceeds from the issuance of convertible debentures, net of associated fees of $12,757,000, including $1,600,000 in restricted cash. For the nine months ended September 30, 2005, the Company made payments of $1,575,000 on the convertible debenture.
Contractual Obligations and Commercial Commitments
     The following summarizes the Company’s future contractual obligations at September 30, 2006 (in thousands) and excludes interest expense and sublease rentals and assumes that leases are not renewed.

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Line of credit	$4,729	$4,729	$—	$—	$—
Additional payments for the acquisition of Encore Group	82	82		—	—
Notes payable for the purchase of Clarent	3,000	—	3,000	—	—
Convertible subordinated debentures	225	225	—	—	—
Senior unsecured convertible debentures	12,938	3,375	9,563		—
Operating leases:
Continuing operations	5,956	2,105	3,365	486	—
Discontinued operations	1,281	376	774	131

Total contractual cash obligations	$28,211	$10,892	$16,702	$617	$—

     The Company remains a guarantor on a lease through December 2009 used in the operations of the NACT business, which the Company sold in January 2005. The total commitment related to this lease is approximately $2,008,000.
Sources of Cash
     For the remainder of 2006, the Company expects that its primary sources of cash will be from cash on hand and borrowings under the Company’s Security Agreement with Laurus. The Company expects that its current operations will not generate positive income from operations before interest, taxes, depreciation and amortization for 2006. The Company is currently working on several initiatives to significantly reduce the cash used in continuing operations and to ensure that it has sufficient liquidity to cover its needs for the next twelve months.
     The Security Agreement with Laurus, however, is subject to limitations on the Company’s ability to access funds under the Security Agreement. If the Company is in violation of the Security Agreement, or does not have sufficient eligible accounts receivable and inventories to support the level of borrowings it may need, then the Company may be unable to draw on the Security Agreement to the extent necessary. To the extent the Company does not have borrowing availability under the Security Agreement, the Company may be required to obtain additional sources of capital, sell assets, obtain an amendment to the Security Agreement or otherwise restructure its outstanding indebtedness. Additional borrowings other than pursuant to the Security Agreement must be approved by Laurus and may have to be approved by the holders of the secured note issued by the Company in connection with the acquisition of substantially all of the operating assets of Clarent Corporation, which note is due in 2008, and the holders of the $13,500,000 senior unsecured convertible debentures. If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the Security Agreement or otherwise restructure its outstanding indebtedness, then the Company may not be able to meet its obligations.
     The Company has sustained losses in prior years and does not expect that its current operations will generate positive income from continuing operations before interest, taxes, depreciation and amortization for the current year as the Company continues to invest in sales and marketing and research and development costs. However, the Company has taken steps that the Company believes could not only increase revenues and gross margins but also could make the Company more efficient on the expense side. Although gross margins are dependent on many different factors including revenue volume, product mix and discounting, the Company believes that in general, gross margins should improve with revenue increases by leveraging departmental and other non-variable costs and that it could receive greater margins from higher value solution sales such as the product bundles. The Company intends to continue its on-going review and diligence on expenses. Part of this effort has focused on integrating research and development and operations for several of its product lines as well as developing collaborative relationships with outsourced services for service and support functions as well as research and development functions that have resulted in a reduced cost base. This cost advantage can be further leveraged as the Company’s needs grow. The Company believes that it will have sufficient liquidity from its cash on hand, and its unused credit facility to meet its current financial obligations during 2006.
     The Company’s short-term cash needs are for working capital, including cash operating losses, capital expenditures, and $225,000 in remaining principal payments on the 7.5% convertible subordinated debentures (which was paid October 1, 2006), interest and principal payments on the $13,500,000 senior unsecured convertible debentures outstanding and payments related to discontinued operations. The Company can elect to pay interest and principal payments on the $13,500,000 senior unsecured convertible debentures with stock in lieu of cash. At September 30, 2006, accrued loss on sublease totaled $1,395,000. The Company expects to pay out approximately $439,000 related to lease payments, net of sublease rentals in the next twelve months. At September 30, 2006, liabilities of discontinued operations included $647,000 in lease payments, net of sublease payments related to discontinued operations. The Company expects to receive approximately $423,000 related to sublease payments for discontinued operations in the next twelve months.
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
     In addition, in July, 2006, the Company received $2.0 million from the sale of Verilink inventory to be used over time by the contract manufacturer of the Verilink products.
     The Company’s long-term cash needs are related to the costs of growing its current business as well as prospective businesses to be acquired, including capital expenditures and working capital. In addition, the Company made payments on its 7.5% convertible debenture through October 2006 and began making quarterly principal payments on the senior unsecured convertible debentures in August 2006, and the secured note payable made by the Company in connection with the acquisition of substantially all of the operating assets of Clarent Corporation in February 2008. The Company expects to meet these cash needs through cash from operations, if any, cash on hand, borrowings under the credit facility or other debt facilities, if available, as well as through possible issuances of equity or debt securities. If sufficient borrowing capacity under a working capital line of credit is unavailable (or if the Company is unable to restructure its existing credit facility in the event that the Company requires additional borrowing capacity), or if the Company is otherwise unable to obtain additional capital or sell assets, then the Company may not be able to meet its obligations and growth plans.
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
Interest Rate Risks
     At September 30, 2006, the Company’s notes payable, convertible debentures and credit facility with Laurus (with respect to Tranche B), carry interest rates which are fixed. The Company’s credit facility with Laurus (with respect to Tranche A) carries interest rates which vary with the prime rate. Accordingly, if the Company has any indebtedness outstanding under Tranche A of its credit facility with Laurus, then any increases in Laurus’ the prime rate will reduce the Company’s earnings. At September 30, 2006, the Company had $709,000 in outstanding indebtedness under Tranche A of its credit facility with Laurus.
Foreign Currency Risks
     Products sold outside of the United States of America are transacted in U.S. dollars and, therefore, the Company is not exposed to foreign currency exchange risk on these transactions. Transactions with Verso Canada and Verso Technologies (UK) Limited, an indirect, wholly-owned subsidiary of the Company, present foreign currency exchange risk. The principal transactions are personnel and related costs. The intercompany balance is denominated in U.S. dollars and changes in foreign currency rates would result in foreign currency gains and losses. Using the intercompany balance at September 30, 2006, a 10% strengthening of the U.S. dollar against the Canadian dollar and the British pound would result in a foreign currency transaction loss of approximately $47,000. To date, foreign exchange gains and losses have not been significant.
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
     During the quarter ended September 30, 2006, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Except as described in Note 16 to the Company’s consolidated financial statements included in the Annual Report, the Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business, and the Company does not expect this ordinary litigation to have a material adverse effect on the Company. There has been no material developments regarding the pending material legal proceedings described in Note 16 to the Company’s consolidated financial statements included in the Annual Report during the nine months ended September 30, 2006.
Item 1A. Risk Factors
     In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report and Part II, “Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Second Quarter Quarterly Report”), which risk factors could materially affect the Company’s business, financial condition or future results. The risk factors described in the Annual Report and the Second Quarter Quarterly Report are not the only risk factors facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.
     The risk factors included in the Annual Report and the Second Quarter Quarterly Report have not materially changed other than as set forth below.
A decline in the price of the Company’s common stock could result in the delisting of the common stock from The Nasdaq Capital Market.
     The Company’s common stock is currently quoted on The Nasdaq Capital Market. The Company must satisfy certain minimum listing maintenance requirements to maintain such quotation, including a series of financial tests relating to shareholders equity or net income or market value, public float, number of market makers and shareholders, market capitalization, and maintaining a minimum bid price of $1.00 per share for the common stock. In the past, the Company has had difficulty maintaining the minimum bid price for the common stock.
     On August 28, 2006, The Nasdaq Stock Market notified the Company that for the last 30 consecutive business days the bid price for the common stock has closed below the minimum $1.00 per share requirement for continued inclusion of the common stock on The Nasdaq Capital Market as required by Marketplace Rule 4310(c)(4) (the “Rule”). In accordance with Marketplace Rule 4310(c)(8)(D), the Company had 180 calendar days, or until February 26, 2007, to regain compliance with the Rule, which the Company did in November 2006.
     If the bid price of the common stock were to remain below $1.00 per share for 30 consecutive trading days, or if the Company was unable to continue to meet The Nasdaq Capital Market’s other listing standards, then The Nasdaq Stock Market would notify the Company that the common stock could be delisted from The Nasdaq Capital Market. If the common stock is delisted from The Nasdaq Capital Market, then the common stock may trade on the Over-the-Counter-Bulletin Board, which is viewed by most investors as a less desirable and less liquid market place. Delisting from The Nasdaq Capital Market could make trading the common stock more difficult for the Company’s investors, leading to declines in share price. Delisting of the common stock would also make it more difficult and expensive for the Company to raise additional capital. Furthermore, delisting of the common stock is an event of default under the Company’s credit facility with the Company’s primary lender, the Company’s outstanding 7.5% convertible debentures and 6% senior unsecured convertible debentures and, through certain cross default provisions, the Loan and Security Agreement the Company entered into with Clarent Corporation in connection with the Company’s acquisition of substantially all of the business assets, and certain related liabilities, of Clarent Corporation on February 12, 2003.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On September 28, 2006, the Company issued 25,000 shares of the Company’s common stock to a service provider in exchange for business advisory services rendered to the Company. The shares were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act (“Section 4(2)”). The Company based such reliance upon factual representations made to the Company by the service provider regarding such service provider’s investment intent and sophistication, among other things.

     On September 22, 2006 and November 1, 2006, the Company issued to the former shareholders of WSECI (the “WSECI Shareholders”) an aggregate of 37,750 shares and 10,868 shares of the Company’s common stock constituting contingent consideration which WSECI become entitled to receive pursuant to the Asset Purchase Agreement. The shares were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations made to the Company by the WSECI Shareholders regarding their investment intent and sophistication, among other things.
     On October 16, 2006, the Company issued to PNC Bank (“PNC”) 5,000 shares of the Company’s common stock upon exercise by PNC of a warrant to purchase such shares and payment by PNC to the Company of an aggregate price of $250. The shares were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2). The Company based such reliance upon factual representations made to the Company by PNC regarding its investment intent and sophistication, among other things.
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Shareholders of the Company was held on November 7, 2006 in Atlanta, Georgia (the “Meeting”). At the Meeting, the shareholders of the Company voted on proposals to (i) elect a Board of eight directors to serve until the Company’s next annual meeting of shareholders and until their successors are elected and qualified (“Proposal 1”); (ii) to approve an amendment to the Company’s articles of incorporation to increase the number of authorized shares of the Company’s common stock from 60,000,000 to 120,000,000 (“Proposal 2”); (iii) to approve an amendment to the Company’s 1999 Stock Incentive Plan, as amended (the “Incentive Plan”), to (a) increase the number of shares of the Company’s common stock available for issuance under the Incentive Plan from 3,500,000 to 7,000,000 and (b) delete the provision of the Incentive Plan which limits the maximum number of shares of the Company’s common stock underlying, or with respect to, incentive awards which may be granted in any fiscal year to any participant in the Incentive Plan (“Proposal 3”); (iv) to approve an exchange program pursuant to which the Company will offer to exchange all outstanding options to purchase shares of the Company’s common stock held by the Company’s officers, directors and employees for shares of the Company’s restricted common stock (“Proposal 4”); and (v) to ratify the appointment of Tauber & Balser, P.C. as the independent registered public accountants of the Company for the year ending December 31, 2006. Each of the foregoing proposals was approved by the Company’s shareholders at the Meeting.
     The results of the vote on Proposal 1 were as follows:

		VOTES TO
		WITHHOLD
DIRECTOR NOMINEE	VOTES FOR	AUTHORITY
Montgomery L. Bannerman	32,135,313	880,268
Mark H. Dunaway	32,391,805	623,776
Gary H. Heck	31,607,277	1,408,304
James R. Kanely	32,354,642	660,939
Amy L. Newmark	32,116,665	898,916
Steven A. Odom	31,603,066	1,412,515
James A. Verbrugge	32,474,525	541,056
William J. West	32,474,948	540,633
     There were no abstentions or broker non-votes with respect to the election of any of the director nominees listed above.
     The results of the vote on Proposal 2, Proposal 3, Proposal 4 and Proposal 5 were as follows:

			VOTES	BROKER NON-
PROPOSAL	VOTES FOR	VOTES AGAINST	ABSTAINED	VOTES
Proposal 2	30,823,018	1,738,508	454,054	—
Proposal 3	10,944,975	1,938,800	391,735	19,740,071
Proposal 4	10,718,900	2,149,296	407,314	19,740,071
Proposal 5	32,371,953	198,405	445,222	—

     The foregoing proposals were set forth and described in the Notice of Annual Meeting of Shareholders and Proxy Statement of the Company dated October 4, 2006.
Item 6. Exhibits
     The exhibits required to be furnished with this Quarterly Report are listed on the exhibit index attached hereto.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSO TECHNOLOGIES, INC.
Date: November 17, 2006	By:	/s/ Martin D. Kidder
Chief Financial Officer (duly authorized
signatory and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing

3.1	Amended and Restated Articles of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-18 (File No. 33-51456).

3.2	Amendment to the Amended and Restated Articles of Incorporation of the Company, as amended.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 2, 2000.

3.3	Amendment to the Amended and Restated Articles of Incorporation of the Company, as amended.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 19, 2001.

3.4	Amendment to the Amended and Restated Articles of Incorporation of the Company, amended.	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

3.5	Articles of Amendment to the Company’s Articles of Incorporation, effective as of October 11, 2005.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 7, 2005.

3.6	Statement of Rights of Series C Preferred Stock of the Company effective June 16, 2005.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 21, 2006.

3.7	Articles of Amendment to the Company’s Articles of Incorporation, effective as of November 7, 2006.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 13, 2006.

3.8	The Company’s Amended and Restated Bylaws, adopted October 24, 2005.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 7, 2005.

4.1	Secured Non-Convertible Tranche A Revolving Note issued by the Company to Laurus Master Fund, Ltd. on September 20, 2006	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).

4.2	Secured Non-Convertible Tranche B Revolving Note issued by the Company to Laurus Master Fund, Ltd. on September 20, 2006.	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).

Exhibit No.	Exhibit	Method of Filing

4.3	Common Stock Purchase Warrant to purchase 1,321,877 shares of the Company’s common stock issued to Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).

4.4	Common Stock Purchase Warrant to purchase 600,000 shares of the Company’s common stock issued to Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).

4.5	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).

4.6	Warrant to purchase 192,000 shares of the Company’s common stock issued to J. P. Turner Partners, LP dated September 20, 2006.	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).

10.1	Security Agreement between the Company, certain of its subsidiaries and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).

10.2	Intellectual Property Security Agreement between the Company, certain of its subsidiaries and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).

10.3	Stock Pledge Agreement among the Company, certain of its subsidiaries and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).

10.4	Hypothecation of Movables between the Company and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).

10.5	Letter Agreement between the Company and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).

Exhibit No.	Exhibit	Method of Filing

10.6	Verso Technologies, Inc. 1999 Stock Incentive Plan, as amended November 7, 2006	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 13, 2006.

10.7	Consulting and Separation Agreement between the Company and Juliet M. Reising dated October 13, 2006.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 18, 2006.

10.8	Agreement between the Company and Martin D. Kidder dated October 5, 2006	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 18, 2006.

10.9	Contract entered into on July 17, 2006, among the Company, Verso Verilink, LLC and CM Solutions, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as amended by Amendment No. 1 thereto.

10.10	Manufacturing Agreement dated as of July 12, 2006 between the Company and CM Solutions Corporation.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as amended by Amendment No. 1 thereto.

10.11	Agreement dated as of June 19, 2003 between Telesector Resources Group, Inc., d/b/a Verizon Services Group, and XEL Communications Inc., which agreement has been assumed by Verso Verilink, LLC.	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as amended by Amendment No. 1 thereto.

10.12	Amendment No. 1 to Agreement dated as of August 25, 2003 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and XEL Communications, Inc., which amendment has been assumed by Verso Verilink, LLC.	Incorporated by reference to Exhibit10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as amended by Amendment No. 1 thereto.

10.13	Amendment No. 2 to Product Purchase Agreement dated as of December 12, 2003 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and XEL Communications, Inc., which amendment has been assumed by Verso Verilink, Inc. (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.)	Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as amended by Amendment No. 1 thereto.

Exhibit No.	Exhibit	Method of Filing

10.14	Amendment No. 3 to Product Purchase Agreement dated as of February 18, 2004 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and XEL Communications, Inc., which amendment has been assumed by Verso Verilink, Inc.	Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as amended by Amendment No. 1 thereto.

10.15	Amendment No. 4 to Contract No. C0302362 dated as of November 10, 2004 between Telesector Resources Group, Inc., d/b/a Verizon Services Group, and Verilink Corporation, which amendment has been assumed by Verso Verilink, Inc.	Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as amended by Amendment No. 1 thereto.

10.16	Amendment No. 5 to Product Purchase Agreement dated as of March 4, 2005 between Telesector Resources Group, Inc., d/b/a Verizon Services Group, and Verilink Corporation, which amendment has been assumed by Verso Verilink, Inc. (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.)	Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as amended by Amendment No. 1 thereto.

10.17	Amendment No. 6 to Product Purchase Agreement dated as of July 27, 2006, between Verso Verilink, LLC and Verizon Services Corp.	Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as amended by Amendment No. 1 thereto.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.	Filed herewith.

E-4