Form 10-K
period 2006-12-31
VERSO TECHNOLOGIES INC
filed 2007-04-02
CIK 797448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

678-589-3500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: common stock, $0.01 par value per share, registered on The Nasdaq Capital Market.

Securities registered pursuant to Section 12(g) of the Act: None.

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

As of June 30, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the last reported sale price of such common equity of the registrant as of such date as reported by the Nasdaq Stock Market, was $33,950,054.

As of March 29, 2007, 48,270,963 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include: the volatility of the price of our common stock, par value $0.01 per share (the “Common Stock”); our ability to fund future growth; our ability to become profitable; our ability to maintain the listing of the Common Stock on The Nasdaq Capital Market; our ability to attract and retain qualified personnel; general economic conditions of the telecommunications market; market demand for and market acceptance of our products; legal claims against us, including, but not limited to, claims of patent infringement; our ability to protect our intellectual property; defects in our products; our obligations to indemnify our customers; our exposure to risks inherent in international operations; our dependence on contract manufacturers and suppliers; general economic and business conditions; other risks and uncertainties included in the section of this Annual Report titled “Risk Factors”; and other factors disclosed in our other filings made with the Securities and Exchange Commission (the “SEC”).

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

General

Verso Technologies, Inc., a Minnesota corporation (the “Company”, “we” or “our”), is a global technology company providing next-generation communications network solutions to carriers, enterprises, governments and government related entities. We offer a core-to-edge product portfolio enabling our customers to reduce communications costs, generate additional revenue, and secure and optimize network bandwidth. We manufacture, deliver, and support these hardware, software, and service solutions primarily to large wireline, cellular, wireless and satellite carriers. Our product offerings include WiMAX, cellular backhaul, voice over broadband (“VoBB”), voice over internet protocol (“VoIP”), integrated access devices (“IAD”), and internet usage solutions which are enabled by the Company’s hardware and software. Our solutions are utilized in mission critical satellite and wireless communications of all kinds. The Company’s proprietary and other technologies utilize the latest industry protocols and are open and scalable providing the customer with the flexibility of rapid deployment, faster revenue generation, performance optimization and efficiency. Today, the Company has installations in more than 38 countries and sells its products primarily through original equipment manufacturers (“OEM”) and other agreements with several parties, including the following entities or certain of their affiliates: AT&T Inc., Verizon Communications, Inc., Alcatel-Lucent, Interlink Communication Systems, Inc., ND SatCom GmbH, Avaya Inc., Veraz Networks, Inc., ViaSat Inc., and Navini Networks, Inc.

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

The Company’s operations include two separate business segments: (i) the Technologies Group, which includes the Company’s softswitching, I-Master, and NetPerformer divisions and the Company’s Telemate.Net Software, Inc. (“Telemate.Net”) and Verso Verilink, LLC (“Verso Verilink”) subsidiaries; and (ii) the Advanced Applications Services Group, which includes the Company’s technical applications support group and customer care center. The Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support and offers software-based solutions (which include hardware) for customers seeking to build converged packet-based voice and data networks. In addition, the Technologies Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices. In 2006, the Technologies Group enhanced its technology offerings by adding the product suites from the Verilink Acquisition and the iMarc Acquisition (each as defined below). These products provide access, multiplexing and transport of voice and data services. The addition of Verilink and iMarc product suites provided substantial revenue to the Company and, in connection therewith, the Company obtained two large Tier 1 North American customers to the Company. The Advanced Applications Services Group includes outsourced technical application services and application installation and training services to both customers of the Technologies Group and outside customers.

Technologies Group

The Technologies Group develops softswitch, software and hardware-based converged packet solutions that use next generation protocols such as VoIP, VoIP based applications and server devices that provide multiplexing and transport of voice and data services, as well as other advanced protocols for specialized applications such as a Global System for Mobile Communication (“GSM”) and CDMA backhaul and voice/data over satellite transmissions. The Technologies Group focuses on the VoIP, GSM, pre-paid, post-paid, and integrated access device sectors of the communications industry. The group’s solutions enable service providers to rapidly deploy highly efficient converged communication networks which are more cost-effective to operate and which enhance revenues by supporting innovative, higher margin services. The Technologies Group differentiates its solutions portfolio from those of the Company’s competitors by providing complete, end-to-end, bundled solutions that range from the central core to the edge of the network, as well as offering applications that generate and enhance revenues.

In the first quarter of 2003, the Company acquired substantially all of the operating assets of Clarent Corporation (“Clarent”), a pioneer in packet-based technology. The acquisition included Clarent’s softswitch and NetPerformer product lines. Today, the former Clarent product line supports a variety of diverse business applications from VoBB enterprise managed services and retail calling cards to wholesale Internet protocol (“IP”) telephony, IP network clearing services, international long distance and residential dial tone services, as well as network optimization solutions for industry segments such as satellite operators. In August 2004, the Company began working with WSECI, Inc., formerly known as Jacksonville Technology Associates, Inc. (“WSECI”), to resell WSECI’s open and next generation based pre-paid and post-paid I-Master® solution. This solution is scalable to Tier I and Tier II carriers and is compatible with other equipment provider’s technologies, including the Company’s technologies, and as such, presents a larger market opportunity for the Company. In March 2005, the Company acquired substantially all the operating assets of WSECI.

On June 16, 2006, the Company acquired the outstanding equity interests of Winslow Asset Holdings, LLC (now known as Verso Verilink) from Winslow Asset Group, LLC (the “Verilink Acquisition”). Winslow Asset Holdings, LLC had earlier acquired substantially all of the business assets of Verilink Corporation and Larscom Incorporated (together, the “Verilink Sellers”), other than the accounts receivable and certain fixed assets of the Verilink Sellers which were transferred to Winslow Asset Group, LLC. As a result of the Company’s equity purchase, the Company acquired the Verilink Sellers’ business of developing, manufacturing, marketing and selling broadband access solutions for computer networks.

On December 29, 2006, the Company purchased certain assets of Paradyne Networks, Inc. related to the business of manufacturing, selling and supporting the iMarc product line (the “iMarc Acquisition”). The iMarc product line is a family of asynchronous transfer mode (“ATM”), IP service units, and branch monitors that provides intelligent demarcation between carrier and enterprise networks, allowing for easier management.

In 2006, the Company’s primary base of customers of the Technologies Group consisted of large, domestic and international Tier I telecommunications carriers, emerging international service providers, domestic rural carriers, and Internet service providers (“ISPs”). In 2006, the Company made a strategic decision to sell to larger customers and to close larger individual carrier sales by bundling its products into packaged solutions, a strategy that has resulted in agreements and sales with larger partners. The Company is in active negotiations with additional partners to form similar large relationships and it expects that these will continue to drive larger initial sales and greater long-term opportunities. The Company is leveraging its distribution network and worldwide installed base of customers towards sales of the Company’s newest solutions. In addition, the Company continues to build a select, efficient network of larger distributors that include OEM partners in a continued effort to grow the business.

For the year ended December 31, 2006, revenue from the Technologies Group was $35.2 million, or 83%, of the Company’s consolidated revenue. Summarized financial information for the Company’s Technologies Group is set forth in Note 17 to the Company’s consolidated financial statements for the year ended December 31, 2006, which statements are contained elsewhere in this Annual Report.

Technologies Group: Market

General

In today’s competitive telecommunications marketplace, service providers are increasingly challenged to lower operating costs, enhance service quality, and generate revenue from new service offerings. Burdened by the high costs of continuing to build, manage and maintain separate voice and data networks, service providers have begun to combine voice and data services onto converged IP-based network infrastructures that leverage the low cost delivery of IP networks while delivering the high reliability and voice quality standards of the circuit-switched, public switched telephone network (“PSTN”). At the same time, these infrastructures are enabling service providers to launch new innovative services which provide important market share opportunities and enhance their revenue potential. These new applications are driving widespread adoption of converged packet-based technology among Tier I service providers in developed markets like North America and Europe, as well as in emerging market carriers in Asia-Pacific and elsewhere around the developing world.

Further, deregulation and privatization of the global telecommunications industry continues to drive demand for converged packet-based technology for small, emerging, international service providers who are not encumbered by massive, legacy time division multiplexing networks. More flexible and more agile than larger carriers, these emerging service providers are opening up large, previously untapped markets such as Africa, the Middle East, and India, driving much of the worldwide VoIP spending as they launch traditional voice services through a variety of wholesale and retail business models.

As the global business environment becomes increasingly competitive, enterprises and government entities of all kinds are driven by a common desire to lower operational costs, improve productivity, increase customer retention and speed time to market. Many enterprises depend on a robust technology infrastructure to help them achieve these business goals. Many emerging markets could not deploy a financially feasible network without the efficiencies provided by advanced technology. To that end, enterprises and other customers are migrating their legacy voice and data systems into single, converged networks that enable more efficient use of resources and easier integration of distributed, disparate resources, including applications, equipment and people. Emerging market operators are utilizing the technology as a primary communications infrastructure. As adoption of VoIP technology continues, so does demand for new IP-centric tools that enable businesses to manage and enhance the performance, utilization and efficiency of evolving communication infrastructures.

The market for the Technologies Group consists of VoIP, GSM, pre-paid, and IAD segments. The VoIP segment is characterized by operators and enterprises of all sizes and is being driven by deregulation and service providers’ desire to lower operating costs as well as the deployment of value added applications over wireless broadband and WiMAX networks. The market for wireless GSM technology is still the largest market for handsets, especially in foreign and developing countries. The Company’s NetPerformer GSM technology lowers the cost for operators by increasing the service provider’s bandwidth and ultimately increasing its efficiency. The pre-paid segment is ideal for emerging markets where credit is not readily available to consumers but demand for communication products is growing rapidly as cost efficiencies actually create demand by making communications affordable to the end user and profitable for the operator. Pre-paid solutions include applications such as traditional telephony, pre-paid data services over networks such as digital subscriber line (“DSL”), cable, and broadband wireless. Sales in the VoIP, GSM, and pre-paid segments are achieved through the Company’s network of distributors and OEM partners in conjunction with the Company’s internal sales teams. The market for IAD’s is characterized by small and medium sized enterprises that are looking to optimize their voice and data networks. Demand is driven by their desire to lower telecommunications operating costs. The Company’s IAD business falls into two segments: bandwidth aggregation and converged access. In the bandwidth aggregation segment, market demand is shifting towards integrated solutions which incorporate CSU/DSU functionality such as IADs, access routers and new generation multiplexers. With this evolution in the market, the IAD product mix is positioned to transition from legacy stand-alone CSU/DSUs toward integrated, next-generation access products. In the converged access segment, the Company designs, manufactures, and sells products that connect to the Wide Area Network (“WAN”) to provide high-speed connectivity to end user businesses for the delivery of converged voice, video, and data applications. These products are commonly deployed at enterprise locations including main office, branch offices, remote offices, as well as the small office/home office. Sales of the Technologies Group IAD products are achieved through resellers or carrier partners as part of an integrated solution to their end customers.

Technologies Group: Products and Solutions

Softswitch Solutions

A softswitch is typically used to control connections at the junction point between circuit and packet networks and takes care of functions such as billing, call routing, signaling, call services as well as connecting different types of digital media streams together to create an end-to-end path for voice and data. Customers deploy softswitches to replace legacy technology, to build out new networks, and to increase capacity in existing markets.

Edge C5 Softswitch Solution

The Company’s Edge Class 5 (“C5”) Softswitch Solution enables traditional and alternative telecommunications service providers to deliver residential and advanced enterprise managed services over the “last mile” of any IP communications network, opening the door to new business and revenue opportunities. The solution supports IP connectivity via H.323, media gateway control protocol, and session initiation protocol (“SIP”) for interoperability with a wide range of access gateways as well as customer premise gateways (“CPGs”) and IP handsets. Additionally, the Company’s products support VoIP over newer access technologies such as broadband cable, xDSL and broadband wireless such as WiMAX technologies. The components of this solution include: C5 Call Manager; C4 Call Manager; Command Center; Element Management System; BHG Media Gateways; Border Agent; Clarent CPG; and Connect.

In 2005, the Company introduced the Edge C5 Call Manager versions 3.3 and 3.4, which further expanded the Company’s opportunity at the network edge by providing key features such as hotline, limiting simultaneous calls, private networking configurations, distinctive music on hold, do not disturb, anonymous call rejection, simultaneous ring, video edge device support, SIP and GR303 access gateways, topology hiding, local number portability, E911, lawful intercept and a radius interface to authentication, authorization and accounting servers such as I-Master. These newly-introduced features expanded the Company’s opportunity to create new revenue enhancing opportunities for its customers as well as allowed them to comply with the emerging VoIP regulatory requirements. These features are further discussed in the section of this Annual Report titled “Business — Research and Development.” In 2005, the Company deployed softswitch in several emerging markets, including Slovenia, Africa, and India.

In 2006, the Company enhanced the Edge C5 solution with the following: a Back Office component, IP Centrex, a wholesale reporting module, enhanced software interactive voice response (“IVR”) capabilities, and the introduction of IBM platform support. The Back Office component offers customers integrated provisioning, management, reporting and automated billing for VoBB as well as wholesale peering business markets. An integrated wholesale reporting module enables the Company’s wholesale peering customers to offer their wholesalers as well as virtual wholesalers the ability to monitor and manage their traffic being offloaded and terminated into their networks. A hosted IP Centrex optional component that is integrated with the Verso Class 5 Call Manager and Back Office components offers a feature set that meets the needs of small office/home office (“SOHO”) users and small business customers. The Company also enhanced its software based IVR and pre-paid application through support of dual tone multi-frequency (“DTMF”) handling using named events as defined by Internet Engineering Task Force (“IETF”) RFC 2833. This enables the Company to offer a scalable IVR system for the support of multiple services such as VoBB and pre-paid calling. The Company signed a teaming agreement with IBM in 2006. As part of this relationship, the Company has certified its C5 product for VoBB overlay solutions as well as wholesale peering on the IBM BladeCenter platforms running on Linux.

PSTN C4 Softswitch Solution

The Company’s PSTN Class 4 (“C4”) Softswitch Solution seamlessly facilitates the migration to VoIP, allowing carriers to preserve and leverage existing telecom investments to realize lower operating costs and lower overall total cost of ownership. A significantly more cost-effective and scalable alternative to traditional tandem circuit switches, this Unix-based, software-centric, modular tandem trunking solution enables wholesale transport and termination of voice traffic over global IP networks. The components of this solution include: C4 Call Manager; Command Center; Element Management System; SS7 Signaling; BHG Media Gateways; and Connect.

In 2005, the Company introduced C4 Call Manager version 2.1, which further expanded the Company’s opportunity in this market by providing key features such as local number portability, E911, private networking configurations, a radius interface to authentication, authorization and administration via the I-Master.

In 2006, the C4 Call Manager was enhanced with support of SIP and ISUP transport within SIP or SIP-T. These enhancements enable the C4 to interoperate as a standalone component with any Class 5 softswitch or VoIP based feature server enabling SS7, PRI, CAS/MFCR2 TDM connectivity. Like the edge solution, the PSTN C4 solution was validated on the IBM BladeCenter solution on Linux.

Access Compression Solutions

Compression technology allows a service provider to optimize available bandwidth and reduce the cost of existing bandwidth. Customers deploy this technology when they are expanding an existing network, building out a next-generation network, or simply endeavoring to lower operating costs

NetPerformer® Integrated Access VoIP Routers

The Company’s NetPerformer® line of access compression devices enables multi-site enterprises to lower communications costs, alleviate bandwidth constraints, reduce network complexity and extend telecom services to remote locations with poor or nonexistent telecom infrastructures. This versatile line of products enables information technology managers to integrate mission critical networks and applications across their enterprise, regardless of where they are in the VoIP migration process. In addition, NetPerformer enables enterprises to dramatically reduce telecom costs by eliminating monthly fees associated with tie lines that link remote offices to corporate headquarters and eliminating the toll charges on inter-office long distance calls.

In 2004, the Company announced support for GSM A.bis/A.ter, an industry protocol for wireless transmission. This additional functionality coupled with the existing support for the GSM A and E interfaces allows the NetPerformer to be integrated into the key portions of GSM networks. The NetPerformer offers GSM operators a cost effective solution for reducing the bandwidth required by their GSM network thus lowering the carrier’s operating expenses. In early 2007, the Company introduced a high density version NetPerformer, further adding to the functionality and application of the Company’s technology in this area.

In 2005, the Company released its GSM A.bis/A.ter bandwidth optimization solution for the NetPerformer platform offering cellular backhaul optimization. This solution provides GSM network operators with a new way to reduce their operating costs by providing bandwidth optimization for their entire GSM backhaul network, including the data portion. The NetPerformer platform offers multiple connectivity options, including IP, easily integrating with any existing network infrastructure. NetPerformer’s GSM A.bis/A.ter option converts Time Division Multiplex (“TDM”) voice and data traffic channels to a more efficient packet-based format, which results in better bandwidth utilization without any GSM transcoding that would impact the voice quality. While optimizing the bandwidth required for GSM A.bis/A.ter up to 2:1 or greater, the NetPerformer also provides a convergence path for GSM 3G using a common network infrastructure. This reduces the cost of the introduction of both technologies and reduces the recurring costs of the facilities serving sites that are migrating to 3G.

In 2006, the Company continued to enhance the GSM backhaul solution. A new 1U high equipment, SDM-9210 was developed for interconnection into the base transceiver station (“BTS”). It provides high reliability features like E1 bypass in case of failure as well as 1:1 redundancy. Additional improvements include a high precision clock compliant with the G.823 PDH standard which enables quality handover in high density urban areas. The high density chassis SDM-9600 has been introduced with the SDM-9606 hot-swappable blades. The fully loaded chassis supports up to 30 T1/E1s. A new set of digital signal processor (“DSPs”) has been deployed that, in conjunction with several software enhancements, has improved the performance in GPRS/EDGE support and enabled a reduction of the overall latency of the solution. Other software enhancements include SS7 call setup detection and message transfer part — layer 2 (“MTP2”) spoofing for improved compression efficiency in digital current multiplication equipment (“DCME”) applications. The Company developed a number of features related to better operation over satellite networks, including features developed in connection with partnerships with particular satellite equipment vendors.

Enhanced Services Solutions

Pre-paid and value-added applications represent the greatest potential for immediate revenue to the global operator. These services are leading the way as competitive realities drive wireless vendors and software developers to create more cohesiveness among services, service management and operations.

I-Master Pre-paid, Rating and Billing Platform

The Company’s I-Master® Pre-paid, Rating and Billing Solution enables service providers and carriers to launch multiple voice and next generation revenue generating services while maintaining the revenue assurance associated with a pre-paid model. This solution also enables a significant level of personalization to the end user. Personal preferences are stored and used to enhance the end user’s experience which increases customer retention for the service provider. This pre-paid solution is based on open standards, meaning that it can integrate with the Company’s softswitch products and also with many other next generation equipment providers’ technologies, including the technologies of Cisco Systems, Inc., Veraz Networks, Inc., Gallery IP Telephony, Inc., Sonus Networks, Inc., Siemens AG, and Telica (now owned by Alcatel-Lucent).

In addition to being compatible with the technologies of other equipment providers, I-Master is scalable to Tier I and Tier II carriers, and as such, presents a larger market opportunity for the Company. In combination with direct marketing campaigns, the Company plans to exploit multi-vendor interoperability by marketing this product in opportunities led by other vendors providing the customer with a complete vertical solution to increase the Company’s market penetration. The solution also offers real-time authentication for revenue enhancing voice and data services, including calling, additional real-time authentication for Internet and virtual private network access via Asymmetric DSL (“ADSL”) and dial-up, and pre-paid broadband access.

In 2006, the Company added a number of rating features to I-Master to support the competitive North American pre-paid market. These include disconnect rate plans and global rate management tools. The Company executed a reseller agreement with one of the world’s leading providers of telecommunication systems which enables the provider to offer a product that provides real-time rating for cellular, data, VoBB, WiFi, WiMAX and calling cards.

Integrated Access Devices

An IAD is a customer premise device that provides access to wide area networks and the internet. Specifically, it aggregates multiple channels of information including voice and data across a single shared access link to a carrier or service provider PoP (“Point of Presence”). The access link may be a T-1 line, a DSL connection, a cable network, a broadband wireless link, or a metro-Ethernet connection.

Verso Verilink® Integrated Access Devices

In the second quarter of 2006, the Company indirectly acquired the outstanding equity interests of Verso Verilink which had previously acquired substantially all of the business assets of Verilink Corporation and Larscom Incorporated through the acquisition of the Verso Verilink subsidiary. Verso Verilink provides next-generation broadband access products and services which support the delivery of voice, video and data services over converged access networks and enable the smooth migration from present TDM-based networks to IP-based networking. The Verilink business develops, manufactures, and markets IADs, Optical Ethernet access products, wireless access devices and bandwidth aggregation solutions which are sold to service providers, enterprise customers, and OEM partners. The products are deployed worldwide as targeted solutions for applications involving VoIP, voice over ATM (“VoATM”), voice over DSL (“VoDSL”), wireless backhaul aggregation, Frame Relay service transport, point-to-point broadband services, service inter-working, and the migration of networks from traditional TDM based access to IP/Ethernet. Our customers for this business include Inter-exchange carriers (“IXCs”), incumbent local exchange carriers (“ILECs”), independent operating companies (“IOCs”), competitive local exchange carriers (“CLECs”), international post, telephone, and telegraph companies, wireless service providers, equipment vendors, Fortune 500 companies, small to mid-sized business customers, and various local, state, and federal government agencies.

Verso Verilink Products

The Company’s Verso Verilink products and product families address issues and applications faced by both wireline and wireless communications carriers and enterprises. The products utilized by wireline carriers are typically deployed (i) in either the “last mile” of their networks to enable the delivery of telecommunications services to end users, both business and residential customers, or (ii) in their internal corporate networks providing the communications connectivity within the corporation. The products utilized by the enterprise customers typically are deployed as access devices connecting the corporation’s offices to the telecommunications network.

8000 Series IAD Product Family

The 8000 Series IAD product family enables carriers to deliver high quality voice and data services to small and medium-sized businesses over any access technology (T1/E1 or xDSL). We offer an industry leading software configurable device for TDM, ATM, and IP transports which equips service providers with a “future proof” solution and a solid migration path to VoIP. The devices can move from one protocol application to another by changing the configuration of the unit.

WANsuite Product Family

The WANsuite® product family is a suite of software programmable, intelligent integrated access devices that target customer premises applications for last mile or network edge communications. The WANsuite platform supports copper-based transmission services for 56/64kbps, T1, E1 and SHDSL, and includes software support for TDM, ATM, Frame Relay and IP services and applications. The WANsuite product line combines integrated CSU/DSU, bridging and routing, probe and network monitoring capabilities. WANsuite products also utilize an embedded web server to provide an innovative user interface that aligns with the Internet for ease-of-use by service providers and end users. Among the key WANsuite features are a powerful web interface for simplified configuration, automatic protection switching (“APS”), performance monitoring and diagnostics for all service layers, and access routing, bridging, and switching for Frame Relay, ATM, Ethernet and IP applications.

Shark Product Family

The XSP 100 Shark® product is the industry’s first OSMINE-compliant IAD, terminating up to two T1 of bandwidth to deliver voice, high-speed data, Internet access and networking connections to end customers over a single network connection. The Shark is equipped with ports for up to 24 FXS lines, includes DSX/CSU functionality, 10/100 Base-T and serial Ethernet interfaces, Frame Relay Assembler/Disassembler and a digital cross connect system. The Shark works with a variety of management systems, including HTTP, CLI, SNMP or TL1, and can be configured remotely or through a local craft port on the chassis.

iMarc® IP Service Units

The iMarc® IP service units and branch monitors provide intelligent demarcation between carrier and enterprise networks, allowing service level management and end-to-end network monitoring. This provides carriers the critical ability to monitor and manage compliance of service level agreements to enterprise customers, which ensures that quality of service is delivered. As a result, iMarc solutions enable new services to be deployed faster, existing services to remain reliable, and inactive services to be restored more quickly.

Access System 2000

The Access System 2000tm product (“AS2000”) is a flexible network access and management solution that provides cost-effective integrated access to a broad range of network services. AS2000 products are installed at the origination and termination points at which service providers offer communications services to their corporate customers. AS2000 systems provide transmission link management, multiplexing and inverse multiplexing functions for T1, E1, multi-T1, multi-E1 and T3 access links. A key feature of the AS2000 is its flexibility and adaptability made possible by a modular architecture that allows customers to access new services or expanded network capacity simply by configuring or changing circuit cards. In a single platform, the AS2000 combines the functions of a T1 CSU/DSU, E1 NTU, inverse multiplexer, cross-connect, T3 CSU/DSU, automatic protection switch and an SNMP management agent. Modular line cards from the WANsuite product family are also available for the AS2000 system for applications involving SCADA, IP routing and CSU/DSU terminations.

PRISM Product Family

The PRISM® product family supports legacy TDM applications at transmission rates ranging from 56/64kbps through T1/E1. Products included in this family are the NEBs compliant 1024 shelf system, 1051 shelf, 3030/3060 intelligent channel bank, 2000 & 2100 CSUs and 3111/3112 CSU/DSUs. These devices provide physical layer performance monitoring and diagnostic functions. Management of the PRISM product family ranges from SNMP through simple DIP switches. The PRISM products are produced to carrier-grade standards of quality and are typically found deployed in the mission-critical applications used by wireline and wireless carriers, banks, utilities, government and other corporate enterprises.

Orion 4000 Product Family

The Orion 4000® product family provides a high-density, modular suite of solutions for T1/E1 and T3/E3 multiplexing and inverse multiplexing applications. The product line is designed for carriers and large enterprises challenged with rapidly changing broadband networking environments. The Orion 4000 is a rack-mountable family of 12-slot and 5-slot shelves, supporting a variety of modules to deliver T3 or E3 access multiplexing (or inverse multiplexing T1s and E1s), transition between circuit- and cell-based services, or to transport data, voice and video over a single DS3 circuit.

The Access-T Family

The Access-T® product family is primarily used by carriers for delivering Internet backbone and scalable, fractional T1 Internet access services. Network management is simplified with centralized configuration, performance monitoring, and diagnostics. The Access-T Family allows enterprises and service providers to cut maintenance costs, optimize uptime, and maximize existing bandwidth without increasing the network infrastructure.

The Terra Family

The Terra product family (TerraMux®, TerraBoss®, and TerraUno®) are Verso Verilink’s main solutions for full and fractional T1/E1 CSUs/DSUs because they are the industry’s only plug ’n play solutions. The products are designed to automatically configure the network port, drop-and-insert ports, and the speed of the primary data port to the network IP address. The product family is designed for T1 and E1 markets with extensive maintenance capabilities and managed via Telnet access, SNMP, and a web browser interface.

Mega-T Family

The Mega-T® product is a family of T1-based inverse multiplexers. The product suite is an ideal solution for carriers and enterprises looking to deploy the simplest, bit-based approach at the Layer 1 level of the serial bitstream. It combines up to four T1 or E1 lines to create a single, logical, high-speed data channel. The advantage is that this method is entirely independent of the protocols of the data being transmitted and of the network equipment and can be used in virtually any application.

Professional Services

The Company’s Professional Services are tailored to help our customers roll out their networks more efficiently and rapidly within the areas of GSM optimization, VoIP, Pre-paid and IAD’s, These services are characterized as being unique to the access equipment industry and serve as a differentiator compared to other access companies. Customers consider it as a key enabler in the deployment of managed bundled services. The Professional Services program features a comprehensive set of support services geared to assist carriers in the design, planning, deployment, and on-going support of their communications service offerings. The Professional Services group partners with the carrier from the initial design and planning stage through the equipment delivery, installation, configuration, and service turn-up stages. From an on-going support standpoint, the program’s key network operations activities include maintenance services, returned material authorizations, and equipment inventory management.

Call Accounting, Content Management, and Web Filtering

As companies endeavor to drive productivity, it has become more and more important to minimize communications costs and monitor and control employee productivity and computer usage through sophisticated software products which provide monitoring, reporting, and filtering functions.

TeleMate® Call Accounting Software

The Company’s TeleMate® calling accounting solution is a comprehensive, easy-to-use reporting tool used to facilitate the migration to next generation VoIP networks. TeleMate helps enterprises minimize voice communications costs, simplify capacity planning, and monitor employee productivity. Additionally, TeleMate measures resource utilization, provides reports for internal departmental charge-back or client billing, and handles dozens of other control reporting tasks.

NetSpective® Content Management and Web Filtering Solution

The NetSpective® content management and web filtering solution enables enterprises to monitor, filter and/or report on usage of critical IP network resources. With a comprehensive set of feature functionality that tracks Internet activity and detects usage of a variety of web-based applications, including peer-to-peer, instant messaging, online chat and streaming media, NetSpective helps enterprises, governments, schools and libraries maintain control of critical network resources and facilitate compliance with filtering and communications tracking regulations.

In 2004, the Company launched its NetAuditor® product for reporting and analysis of the Company’s NetSpective product in addition to analysis of log files from Cisco Systems, Inc.’s PIX firewalls; Check Point Software Technologies Ltd.’s Firewall NG; Novell, Inc.’s Boarder Manager; Symantec Corp.’s Enterprise Firewall; Juniper Networks, Inc.’s NetScreen; and Microsoft Corp.’s ISA Proxy.

In 2005, the Company launched its NetSpective C-Class and M-Class products targeting wireline carriers as well as mobile carriers. These NEBS-3/ETSI compatible products enable carriers to screen out web traffic such as Skypetm, instant messaging and other peer-to-peer applications that consume substantial bandwidth on carrier networks.

Advanced Applications Services Group

The Company’s Advanced Applications Services Group consists of the Company’s technical assistance center which provides support for the Company’s technical applications and services to outside customers and customers of the Company’s Technologies Group.

The Company’s Advanced Applications Services Group delivers full-service, custom technical support to customers that want to ensure satisfaction with each end-user technology interaction, and supports all of the Company’s product lines, allowing the Company to better leverage resources while ensuring the highest level of customer support. The Company’s Advanced Applications Services Group delivers 24 x 7 help desk support, Tier I, II and III product support, insourcing, on-site deployment services, hardware and software training, and project management resources.

Customers

In 2006, the Company’s primary base of customers in the Technologies Group included incumbent carriers inside and outside the United States (Tier I) and emerging or rural domestic and international alternative carriers (Tiers II and III) in the United States and abroad, particularly those service providers seeking to roll out telecommunications networks based on converged packet-based technology.

The Company continues to seek to expand its largely indirect domestic and international distribution channel. In 2006, several OEM, marketing and sales agreements were signed. It is expected that several similar agreements will be entered into in 2007. Additionally, the acquisition of the Verilink business and the iMarc product line delivered an installed base with two large North American customers, and the Company established a Global Accounts Team to service these customers and expand the Company’s North American presence. As an incumbent supplier to these two customers the Company is pursuing additional revenue opportunities with these customers as they continue to upgrade and expand their networks.

The Company’s TeleMate call accounting software and NetSpective Internet content and web filtering solution are used by several thousand large to mid-size enterprises as well as government agencies to manage communication costs and network efficiency, to manage network policy, and to protect their networks.

The Verso Verilink products continued to generate demand from large domestic and international carriers as well as smaller carriers and enterprises in the second half of 2006. Most of the sales to smaller carriers and enterprises are processed through several well established distribution channels.

In the Advanced Applications Services Group, the business focus is onsite installation and training, remote upgrades, and 24/7 support for enterprises. Customers are primarily organizations that install and support advanced software applications and terminals that are connected via telecommunications networks, wherein 50% of this business is outsourced software installations and training, 35% is technical support services and 15% is project management.

During the years ended December 31, 2006 and 2004, the Company had one customer which individually accounted for greater than 10% of its total revenue. For the year ended December 31, 2005, the company had no customers that accounted for greater than 10% of its total revenue.

Sales and Marketing

The Company achieves broader market penetration of its solutions in primarily three ways: expanding international and domestic distribution; pursuing new markets and customers, including ISPs, IP telephony service providers and pre-paid service bureaus; and selling new, next generation communication solutions to its current base of customers.

In 2006, the Company began focusing its distribution strategy on select larger distributors with a global footprint who have a strong presence in the specific product markets corresponding to the respective products of the Company. Prior to the acquisition of Verilink and the iMarc product family in 2006, Verso’s sales were primarily international. With the acquisitions, the Company believes that sales in 2007 will be balanced between international and domestic customers. The Company’s goal in 2007 is to continue to build on its indirect distribution channel which includes developing and securing additional OEM partnerships and developing key distribution relationships centered on specific products and select geographic regions. In order to further this goal in North America and strengthen the Company’s position domestically, the Company formed the Global Accounts Team which is focused on relationships with large domestic customers.

The Company’s sales and marketing organization is responsible for building sales distribution channels, including OEM relationships, promoting brand awareness, identifying key markets, and developing innovative products and services to meet the evolving demands of the marketplace. Another objective of the marketing effort is to stimulate the demand for services through a broad range of marketing, communications and public relations activities. Primary communication vehicles include channel promotions, marketing communications, tradeshows, media outreach efforts, trade analyst relationships, corporate promotions, and websites.

In the Technologies Group, sales are accomplished primarily through an indirect channel, and to a lesser degree, a direct sales force. There are approximately 35 sales and sales support personnel located throughout the United States, Canada, Mexico, the United Kingdom, India, Belgium, Italy, South Africa, China, Singapore, and the United Arab Emirates. The sales force is primarily responsible for cultivating strong relationships with systems integrators and distributors throughout the world and supporting them in the sales process. The Company has approximately 50 contracted resellers. In the Advanced Applications Services Group, sales are accomplished through direct sales methods.

Competition

The markets for the Company’s products are highly competitive, however, the Company believes that one of its competitive strengths is its ability to offer an end-to-end solution that leverages synergy across its product lines. Through both internal development efforts and strategic acquisitions, the Company continues to add intellectual property and innovative, patented technologies that deliver greater value to its worldwide base of customers.

Technologies Group

The market for application-based telephony services is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and market entrants. In the market for the Company’s gateway solutions, the Company’s primary sources of competition include Class 4 and Class 5 solution providers, vendors of networking and telecommunications equipment, and telephony applications companies that bundle their offering with third-party equipment. Some competitors, especially networking and telecommunications equipment vendors, such as Alcatel-Lucent, Cisco Systems, Inc., Siemens AG, Huawei Technologies, and Nortel Networks Ltd., have significantly greater financial resources and broader customer relationships than does the Company. Other companies are focusing on market opportunities similar to those of the Company, including Veraz Networks, MERA Systems, Inc., Voiceware Systems Corporation, and iSoftel Ltd.

The Company’s I-Master pre-paid product line competes with Pactolus Communications Software Corporation, NACT Telecommunications, Inc., MIND CTI Ltd., and Portal Software, Inc.

The Company’s NetPerformer product lines compete with the products of telecommunications equipment manufacturers such as Cisco Systems, Inc., RAD Data Communications, Celtro, Inc., Memotec Inc., Avaya, Inc., Nortel Networks, Inc., Toshiba Corporation, ECI Telecom Ltd., and Fujitsu Limited.

The Company’s TeleMate call accounting software product competes with a number of products from companies such as MTS IntegraTRAK, MicroTel International, Inc., ISI Telemanagement Solutions, Inc., and Veramark Technologies, Inc.

The Company’s NetSpective products compete with filtering products from providers such as WebTrends Corporation, 8e6 Technologies, SurfControl PLC, St. Bernard Software, Inc., and Websense, Inc.

The Company’s Verso Verilink products, including iMarc, compete with access products from ADTRAN, Inc., Carrier Access Corporation, Huawei Technologies, Fluke Systems, Alcatel-Lucent, and Cisco Systems, Inc.

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

On February 12, 2003, pursuant to the Company’s acquisition of substantially all of the operating assets of Clarent on such date, the Company acquired the following U.S. Patents: Dynamic Forward Error Correction Algorithm for Internet Telephone, No. 6,167,060, issued on December 26, 2000; System and Method for Real-Time Data and Voice Transmission over an Internet Network, No. 6,477,164, issued on November 5, 2002; Internet Telephone System with Dynamically Varying Codec, No. 6,356,545, issued on March 12, 2002; and System and Method for Roaming Billing, No. 6,453,030, issued on September 17, 2002. In addition, Patent No. 6,982,985 was issued on January 3, 2006 for Interaction of VoIP Calls and Cellular Networks. This patent was based on an application filed by Clarent and obtained by the Company in connection with the acquisition of substantially all of Clarent’s operating assets. The Company also has several patent applications pending relating to its VoIP products and other product lines.

In connection with the Verilink Acquisition, Verso Verilink owns the rights to twelve U.S. patents, six U.S. patent applications, and numerous registered U.S. and international trademarks. In connection with the iMarc acquisition, the Company purchased four U.S. patents and the registered U.S. trademark for iMarc.

The Company is exploring means of monetizing its patent resources, including entering into cooperative agreements and license agreements with third parties.

Research and Development

The Company believes that one of its competitive strengths is the synergy across its product lines, which enables the Company to accelerate the development of new technologies, the delivery of new products and expansion into new markets. Through both internal development efforts and strategic acquisitions, the Company continues to add intellectual property and innovative, patented technologies that deliver greater value to its worldwide base of customers. The Company’s research and development expenses totaled $7.8 million for the year ended December 31, 2006.

In the Technologies Group, the research and development initiatives centered around introducing product features targeted towards increasing its customer’s revenue creation opportunities as well as extending the market reach through the introduction of additional applications.

In 2004, the Company introduced key enhancements to the C5 Call Manager based on market trends and key customer requirements. The newly-introduced features expanded the Company’s opportunity to lower data communications costs and create new revenue enhancing opportunities for its customers. In addition to the enhancements to the C5 Call Manager, the Company introduced two new products and established key partnerships to provide further value to customers. These enhancements included further standards-based compliance by adding support for SIP based endpoints with top revenue generating CLASS features. This enhancement augments the C5 Call Manager’s support of MGCP and H.323 VoIP protocols. Enhanced features such as pre-paid for VoIP subscribers, Integrated Voice Mail, and 3-way Conference Calling gives service providers further revenue generating opportunities while enhanced high availability improves quality of service within the service providers VoIP network.

The Company also introduced the Subscriber Portal product which allows consumers to control their own phone account behavior from a web-based browser as well as view account and phone usage information. The introduction of this product allows service providers to offer enhanced services not currently available with PSTN phone service and reduces operational costs by putting more control into the consumers’ hands. In addition to the Company’s Subscriber Portal, the Company also introduced the Border Agent product. The Border Agent provides network address translation traversal for SIP and MGCP endpoints. This is a critical component for broadband service providers enabling them to offer residential VoIP services without incurring the expense of a traditional session border controller.

In 2005, the Company introduced key enhancements to the C5 Call Manager based on market trends and key customer requirements. The newly-introduced features expanded the Company’s opportunity at the network edge with features such as hotline, distinctive music on hold, limiting simultaneous calls from groups of edge devices, do not disturb, anonymous call rejection, simultaneous ring, video edge device support, SIP and GR303 access gateways integration, topology hiding, a radius interface to authentication, authorization and accounting servers such as I-Master, private networking configurations as well as producing features needed by its customer base for regulatory compliance such as local number portability, E911, and lawful intercept.

In 2006, the Company focused on enhancing its bundle solution through the addition of optional components as well as features targeted towards the VoIP overlay market. The Company enhanced the value proposition offered to its customers by the bundled solution with the introduction of a Back Office component and IP Centrex application. The wholesale peering solution was enhanced with the addition of a reporting module enabling the service providers as well as their customers (e.g. wholesalers and virtual wholesales) web-based access to real time traffic statistics, call detail records, as well as consumption reports. The Company also enhanced its software based IVR and pre-paid application through support of DTMF handling using named events as defined by the IETF RFC 2833. This enables the Company to offer a scalable IVR system through software as opposed to hardware for the support of multiple services such as VoBB and pre-paid calling. The Company signed a teaming agreement with IBM in 2006 which includes certification of its edge solution for VoBB overlay solutions as well as wholesale peering on the IBM BladeCenter platforms running on Linux.

In 2004, the Company also introduced key enhancements to its C4 Call Manager, providing tandem network capabilities within the core of the service provider’s network, including international and national long distance. The key feature enhancements included integration with a service provider’s existing Intelligent Network (“IN”)

infrastructure through support of the Transactional Capabilities Application Port (“TCAP”) protocol. This enables service providers to leverage their existing investment in IN services while reducing the cost associated with training existing personnel on new service platforms. In addition to IN support, a number of operational efficiency enhancements were made allowing service providers to better manage and troubleshoot problems within their VoIP network.

In 2004, the Company introduced C4 Call Manager version 2.0, which further expanded the Company’s opportunity in this market by providing key features such as compatibility with the legacy PSTN Advance Intelligent Network, the BHG2500 universal gateway which quadrupled the media gateway port density as well as added Signaling System 7 (“SS7”) signaling and media server capabilities in the same chassis, and ANSI SS7 for US deployments.

In 2005, the Company also introduced key enhancements to its C4 Call Manager providing regulatory compliance features such as local number portability and E911 as well as features to support private networking configurations, a radius interface to authentication, authorization and accounting servers such as I-Master and M2UA SS7 tunneling over IP.

In 2006, the C4 Call Manager was enhanced with support of SIP and ISUP transport within SIP or SIP-T. These enhancements enable the C4 to interoperate as a standalone component with any Class 5 softswitch or VoIP based feature server enabling SS7, PRI, CAS/MFCR2 TDM connectivity. Similar to the edge solution, the PSTN access solution was validated on the IBM BladeCenter solution on Linux.

These key enhancements to the distributed softswitch, comprised of the Class 5 Call Manager and Class 4 Call Manager, enable service providers to increase top line consumer revenues through enhanced service offerings while simultaneously increasing bottom line profitability by reducing operational expenses within the service provider network.

In 2004, the Company announced support for GSM A.bis/A.ter for the NetPerformer solution. This allows the NetPerformer to offer GSM operators a cost effective solution for reducing the bandwidth required by their GSM network.

In 2006, the Company launched two new products to be used mainly in GSM backhauling and DCME solutions. The SDM-9210 is a compact, 1 rack mount unit high device used for interconnection to the BTS. It provides high reliability features such as E1 bypass, 1:1 redundancy, and an optional high precision clock compliant with the G.823 PDH standard which is necessary to enable quality handover in high density urban areas. The SDM-9600 is a high density chassis that has been introduced with the SDM-9606 hot-swappable blade. The fully loaded chassis supports up to 30 T1/E1s. A new set of DSPs has been deployed to improve the performance in GPRS/EDGE support and enable a reduction of overall latency. Other software enhancements include SS7 call setup detection for improved compression efficiency in DCME applications and features related to better operation over satellite networks, including specific features developed in connection with partnerships with particular satellite equipment vendors.

In 2005, the Company integrated the I-Master application to the Company’s Class 4 and Class 5 softswitch and added multiple rating features to the I-Master solution. In 2006, the Company added a number of rating features to I-Master to support the competitive North American pre-paid market. These include disconnect rate plans and global rate management tools.

In 2006, the Company began an integration strategy for the Verso Verilink VoIP IAD products and the NetPerformer product family. To meet the European Union’s RoHS directive, Verso Verilink also performed a redesign of its 8000 and WanSuite products. In addition, 4 wire G.SHDSL was added to the WanSuite family for extended reach capabilities.

Employees

As of December 31, 2006, the Company had 234 domestic employees, including 99 employees located at the Company’s headquarters in Atlanta, Georgia (64 of whom work in the Advanced Applications Services Group); 35 employees at the Company’s facility in Littleton, Colorado; 36 employees at the Company’s facility in Madison,

Alabama; five employees at the Company’s office in Jacksonville, Florida; 25 employees of the Advanced Applications Service Group located throughout the country; and 34 other employees located throughout the United States. As of December 31, 2006, the Company had 66 international employees, 41 of whom are located at the Company’s NetPerformer operations in Montreal, Canada and 25 of whom conduct the Company’s sales efforts throughout the rest of the world.

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

In November 2000, the Company acquired MessageClick, Inc. (“MessageClick”) in a merger transaction. The acquisition of MessageClick provided the Company with a proprietary unified communications application delivered as an application service provider. In the second quarter of 2001, the Company decided to discontinue offering its MessageClick application and to refocus the development of the MessageClick application to be offered as a licensed software product. The Company has since focused its overall strategy on pursuing the market for next generation communications and, therefore, the development of the MessageClick application as a licensed product is currently dormant.

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

On October 1, 2002, the Company purchased a 51% interest in Shanghai BeTrue Infotech Co., Ltd. (“BeTrue”) for $100,000, with $50,000 paid at closing, $25,000 paid on December 30, 2002, and $25,000 paid on March 30, 2003. Upon closing the transaction, the Company contributed to the joint venture certain next generation communication equipment and software valued at approximately $236,000 and $50,000, respectively. Additionally, the Company contributed to BeTrue $25,000 on December 30, 2002, and $25,000 on March 30, 2003. The remaining 49% interest in BeTrue is owned by Shanghai Tangsheng Investments & Development Co. Ltd. (“Shanghai Tangsheng”). BeTrue provides VoIP and satellite network solutions, including systems integration, project implementation, technical support, consulting and training to leading telecommunications companies in China and the Asia-Pacific region. The Company plans to leverage BeTrue’s sales channels and support infrastructure capabilities, including pre- and post- sales support. Due to shared decision-making between the Company and Shanghai Tangsheng, the results for BeTrue are recorded as an equity investment rather than consolidated in the Company’s results.

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

On March 31, 2005, the Company acquired substantially all of the operating assets of WSECI, a provider of an Internet protocol-based applications platform which enables the deployment of multiple voice and next generation services to the carrier market.

On October 11, 2005, the Company effected a 1-for-5 reverse stock split of the outstanding Common Stock, pursuant to which every one share of Common Stock issued and outstanding was automatically reclassified and converted into one-fifth of a share of Common Stock (the “Reverse Split”).

On June 16, 2006, the Company acquired the outstanding equity interests of Winslow Asset Holdings, LLC (now known as Verso Verilink, LLC) from Winslow Asset Group, LLC (the “Verilink Acquisition”). Winslow Asset Holdings, LLC had earlier acquired substantially all of the business assets of Verilink Corporation and Larscom Incorporated (together, the “Verilink Sellers”), other than the accounts receivable and certain fixed assets of the Verilink Sellers which were transferred to Winslow Asset Group, LLC. As a result of the Company’s equity purchase, the Company acquired the Verilink Sellers’ business of developing, manufacturing, marketing and selling broadband access solutions for computer networks.

On December 29, 2006, the Company purchased certain assets from, and assumed certain liabilities of Paradyne Networks, Inc. relating to its business of manufacturing, selling and supporting the iMarc product line, a family of ATM, IP service units, and branch monitors that provides intelligent demarcation between carrier and enterprise networks, allowing for easier management.

Item 1A.	Risk Factors

The price of the Common Stock has been volatile.

The stock market in general and the market for technology companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From September 4, 2003 to February 18, 2007, the per share closing price of the Common Stock on The Nasdaq Capital Market (formerly known as The Nasdaq SmallCap Market) fluctuated from a high of $25.35 to a low of $0.83. The Company believes that the volatility of the price of the Common Stock does not solely relate to the Company’s performance and is broadly consistent with volatility experienced in the Company’s industry. Fluctuations may result from, among other reasons, responses to operating results, announcements by competitors, regulatory changes, economic changes, market valuation of technology firms and general market conditions.

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

The Company’s business strategy calls for growth internally as well as through acquisitions. The Company has invested substantial funds in its sales and marketing efforts in order to grow revenues. This strategy to increase sales and marketing resources as well as other strategies for growth internally which the Company may implement now or in the future will require funding for additional personnel, capital expenditures and other expenses, as well as for working capital purposes. Financing may not be available to the Company on favorable terms or at all. If adequate funds are not available on acceptable terms, then the Company may not be able to meet its business objectives for expansion. This, in turn, could harm the Company’s business, results of operations and financial condition. In addition, if the Company raises additional funds through the issuance of equity or convertible debt securities, then the percentage ownership of the Company’s shareholders will be reduced, and any new securities could have rights, preferences and privileges senior to those of the Common Stock. Furthermore, if the Company raises capital or acquires businesses by incurring indebtedness, then the Company will become subject to the risks associated with indebtedness, including interest rate fluctuations and any financial or other covenants that the Company’s lender may require. Moreover, if the Company’s strategy to invest in its sales and marketing efforts in order to grow revenues does not produce the desired result, then the Company will have incurred significant expenses which it may or may not have obtained adequate funding to cover.

The Company has a history of losses and may not be profitable in the future.

The Company has a history of net losses, including net losses of $17.8 million for the 2006 fiscal year, $20.1 million for the 2005 fiscal year, $38.8 million for the 2004 fiscal year, $18.3 million for the 2003 fiscal year, $2.7 million for the 2002 fiscal year and $147.6 million for the 2001 fiscal year. As of December 31, 2006, the Company had an accumulated deficit of $350 million. Further, developing the Company’s business strategy and expanding the Company’s services will require significant additional capital and other expenditures. Accordingly, if the Company is not able to increase its revenue, then it may never generate sufficient revenues to achieve or sustain profitability.

The Common Stock may be delisted from The Nasdaq Capital Market.

The Common Stock is currently quoted on The Nasdaq Capital Market. The Company must satisfy certain minimum listing maintenance requirements to maintain such quotation, including a series of financial tests relating to shareholders equity or net income or market value, public float, number of market makers and shareholders, market capitalization, and maintaining a minimum bid price of $1.00 per share for the Common Stock. In the past, the Company has experienced periods in which the minimum bid price for the Common Stock fell below $1.00 per share.

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

If the bid price of the Common Stock were to remain below $1.00 per share for 30 consecutive trading days, or if the Company was unable to continue to meet The Nasdaq Capital Market’s other listing standards, then The Nasdaq Stock Market would notify the Company that the Common Stock could be delisted from The Nasdaq Capital Market. If the Common Stock is delisted from The Nasdaq Capital Market, then the Common Stock may trade on the Over-the-Counter-Bulletin Board, which is viewed by most investors as a less desirable and less liquid market place. Delisting from The Nasdaq Capital Market could make trading the Common Stock more difficult for the Company’s investors, leading to declines in share price. Delisting of the Common Stock would also make it more difficult and expensive for the Company to raise additional capital. Furthermore, delisting of the Common Stock is an event of default under the Company’s credit facility with the Company’s primary lender, the Company’s outstanding 6.75% senior unsecured convertible debentures and, through certain cross default provisions, the Loan and Security Agreement the Company entered into with Clarent Corporation in connection with the Company’s acquisition of substantially all of the business assets, and certain related liabilities, of Clarent Corporation on February 12, 2003.

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

The Company’s business is subject to global economic conditions, and in particular, market conditions in the telecommunications industry. The Company’s operations could be adversely affected if capital spending from telecommunications service providers does not grow or declines. If global economic conditions worsen, or if the prolonged slowdown in the telecommunications industry continues, then the Company may experience adverse operating results.

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

Furthermore, the laws of many foreign countries in which the Company does business do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. In addition, it is necessary to file for patent and trademark protection in foreign countries in order to obtain legal protection in those countries. The Company has made such filings only on a limited basis. These efforts may not be sufficient and additional filings may be cost prohibitive. Additionally, even if the Company’s domestic and international efforts are successful, the Company’s competitors may independently develop non-infringing technologies that are substantially similar or superior to the Company’s technologies.

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

To the extent that contractual provisions that limit the Company’s exposure to legal claims are unenforceable or are not included in contracts or such claims are not covered by insurance, a successful products liability claim could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

International sales represented 49% of the revenues for the Technologies Group for the year ended December 31, 2006 and 73% of the revenues for such group for the year ended December 31, 2005. International sales are subject to a number of risks, including changes in foreign government regulations, laws, and communications standards; export license requirements; currency fluctuations, tariffs and taxes; other trade barriers; difficulty in collecting accounts receivable; longer accounts receivable collection cycles; difficulty in managing across disparate geographic areas; difficulties in hiring qualified local personnel; difficulties associated with enforcing agreements and collecting receivables through foreign legal systems; expenses associated with localizing products for foreign markets; and political and economic instability, including disruptions of cash flow and normal business operations that may result from terrorist attacks or armed conflict.

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

The Company currently uses contract manufacturers to manufacture a significant portion of its NetPerformer and Verilink products. The Company also has in the past contracted with a firm in India to perform a significant portion of software development for the Company’s softswitch products. The Company’s reliance on contract manufacturers and contract software developers involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruptions in access to necessary manufacturing processes and reduced control over delivery schedules. If the Company’s contract manufacturers or software development contractor are unable or unwilling to continue manufacturing the Company’s products and components in required volumes or to develop software features on the required time schedule, then the Company will have to identify one or more acceptable alternatives. The use of new manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to the Company’s specifications. The engagement of new software developers or a new contractor may cause delay in delivery of features while the new developers are being trained to work with the software. Further, the introduction of new manufacturers or developers may increase the variance in the quality of the Company’s products. In addition, the Company relies upon third-party suppliers of specialty components and intellectual property used in its products. It is possible that a component needed to complete the manufacture of the Company’s products may not be available at acceptable prices or on a timely basis, if at all. Inadequate supplies of components, or the loss of intellectual property rights, could affect the Company’s ability to deliver products to its customers. Any significant interruption in the supply of the Company’s products would result in the reduction of product sales to customers, which in turn could permanently harm the Company’s reputation in the industry.

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

Compliance or the failure to comply with current and future environmental regulations could cause us significant expense.

The Company is subject to a variety of federal, state, local and foreign environmental regulations. If the Company fails to comply with any present and future regulations, it could be subject to future liabilities, the suspension of production or a prohibition on the sale of its products. In addition, such regulations could require the Company to incur other significant expenses to comply with environmental regulations, including expenses associated with the redesign of any non-compliant product. From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. For example, in 2003 the European Union enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”) and the Waste Electrical and Electronic Equipment Directive (“WEEE”), for implementation in European Union member states. Similar legislation is currently in force or is being considered in the United States, as well as other countries, such as Japan and China. The failure to comply with any of such regulatory requirements or contractual obligations could result in the Company being liable for costs, fines, penalties and third-party claims, and could jeopardize the Company’s ability to conduct business in the jurisdictions where these regulations apply.

Item 2.	Properties

The Company is headquartered in Atlanta, Georgia, where the Company currently leases 49,000 square feet of space, 24,600 of which is used for the Company’s corporate offices, the Telemate.Net operations, and the Company’s Advanced Application Services Group. The Company is obligated to pay rent on this space of approximately $116,000 per month, plus a share of operating expenses, through January 2010. The Company has subleased 24,400 square feet of space at the Atlanta facility for $18,613 per month from January 2006 through July 2006, $33,224 per month from August 2006 through July 2007, $33,896 per month from August 2007 through July 2008, $34,568 per month from August 2008 through July 2009, and $35,260 from August 2009 though the end of the lease on January 31, 2010. Further, the Company is also obligated through January 2010 to pay rent of $30,000 per month with respect to an additional 13,000 square feet of space at the Atlanta facility, the cost of which is included in discontinued operations. The Company has subleased 13,000 square feet of this space at the Atlanta facility for $20,000 per month through January 2010.

Verso Verilink leases 43,750 square feet of office, manufacturing, and warehouse space in Madison, Alabama. This space was formerly used by Verilink Corporation for operation of its business. The Company uses the space for manufacturing and shipping functions related to the Verso Verilink product line. During the second and third quarters of 2007, the Company is planning to move the manufacturing and shipping functions for the softswitch, NetPerformer and iMarc product lines to the facility. The Company is obligated to pay $17,038 in monthly rent under this lease through June 30, 2006 and $17,552 in monthly rent from July 1, 2006 through the expiration of the lease term on June 30, 2010.

In connection with the Company’s disposition of its NACT business, NACT assigned to the purchaser thereof all of NACT’s interest in a lease for approximately 40,000 square feet of office space in Provo, Utah, which had been used to operate the NACT business, a component of the Company’s Packet-based Technologies Group. The purchaser has agreed to pay all amounts owed under the lease; however, NACT’s payment obligations under the lease have not been terminated and the Company’s guaranty of such obligations remains in place. The lease expires in December 2009, and the rent thereunder is $51,000 per month.

In connection with the acquisition of substantially all of the operating assets of Clarent in February 2003, the Company assumed two leases for real property located in Quebec, Canada. Pursuant to the first lease, the Company leases approximately 18,400 square feet of office and laboratory space for software research and development purposes related to the NetPerformer products. Verso Canada entered into a Lease Amending and Extension Agreement on November 29, 2006 extending the lease term from December 1, 2006 through November 30, 2009 at a base rent of 17,665 Canadian dollars per month plus a proportionate share of operating expenses and taxes for the building. Pursuant to the second lease, Verso Canada leases approximately 10,000 square feet of office, warehouse and storage space for commercial and manufacturing purposes also related to the Company’s NetPerformer products. Verso Canada is obligated to pay $4,600 per month, plus a share of operating expenses, until the lease terminates in May 2007. The Company does not plan to renew this lease due to its plan to locate the warehouse and manufacturing functions conducted in the facility to the Company’s facility in Madison, Alabama.

The Company leases 23,000 square feet of space in Littleton, Colorado which is used primarily for research and development for the Company’s softswitch solution products and technical and administrative support for the softswitch and Verso Verilink products. Pursuant to this lease, the Company is obligated to pay rent of $27,135 per month plus a share of operating expenses through January 2009. In connection with the Company’s plan to move the manufacturing and shipping functions for the softswitch product line to the Company’s Madison, Alabama facility, the Company will make available for sublease up to half of its space in the Littleton facility.

The Company leases 1,623 square feet of space in Jacksonville, Florida for research and development in connection with its pre-paid and post-paid application. The monthly rent under this lease is $1,937 plus operating expenses through March 2007 and will be $1,995 plus operating expenses from April 2007 through March 2008.

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

In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of MCK’s common stock between the date of MCK’s initial public offering and December 6, 2000. The complaint named as defendants MCK and certain of its former officers and other parties as underwriters of its initial public offering (the “MCK defendants”). The plaintiffs allege, among other things, that MCK’s prospectus, contained in the Registration Statement on Form S-1 filed with the SEC, was materially false and misleading because it failed to disclose that the investment banks which underwrote MCK’s initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of MCK’s common stock after the initial public offering. This case is one of many with substantially similar allegations known as the “Laddering Cases” filed before the Southern District of New York against a variety of unrelated issuers (the “Issuers”), directors and officers (the “Laddering Directors and Officers”) and underwriters (the “Underwriters”), and have been consolidated for pre-trial purposes before one judge to assist with administration. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. After a hearing on the motion to dismiss the Court, on February 19, 2003, denied dismissal of the claims against MCK as well as other Issuers. Although MCK believes that the claims asserted are meritless, MCK and other Issuers have negotiated a tentative settlement with the plaintiffs. The terms of the tentative settlement agreement provide, among other things, that (i) the insurers of the Issuers will deliver a surety undertaking in the amount of $1 billion payable to the plaintiffs to settle the actions against all Issuers and the Laddering Directors and Officers; (ii) each Issuer will assign to a litigation trust, for the benefit of the plaintiffs, any claims it may have against its Underwriters in the initial public offering for excess compensation in the form of fees or commissions paid to such Underwriters by their customers for allocation of initial public offering shares; (iii) the plaintiffs will release all claims against the Issuers and the Laddering Directors and Officers asserted or which could have been asserted in the actions arising out of the factual allegations of the amended complaints; and (iv) appropriate releases and bar orders and, if necessary, judgment reductions, will be entered to preclude the Underwriters and any non-settling defendants from recovering any amounts from the settling Issuers or the Laddering Directors and Officers by way of contribution or indemnification. Prior to the Company’s acquisition of MCK, MCK’s board of directors voted to approve the tentative settlement. On February 15, 2005, the judge presiding over the Laddering Cases granted preliminary approval of the proposed settlement, subject to some changes, which were subsequently submitted. The judge issued an order on August 31, 2005, further approving modifications to the settlement and certifying the class. Notice of the settlement was distributed to the settlement class members. The deadline for filing objections to the settlement was March 24, 2006, and a fairness hearing was held April 26, 2006. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a ruling reversing class certification for purposes of the litigation. The plaintiffs have petitioned for rehearing and rehearing en banc, and the Second Circuit Court has requested additional briefing on certain issues. The Court has not yet ruled on the settlement approval motion, including the effect on the settlement class of the Second Circuit’s decision regarding the litigation class. No provision was recorded for this matter in the financial statements of MCK prepared prior to its acquisition by the Company because MCK believed that its portion of the proposed settlement would be paid by its insurance carrier. The Company agrees with MCK’s treatment of this matter.

MCK was named a defendant in a lawsuit filed in Norfolk County, Massachusetts by Entrata Communications, Inc. (“Entrata”) in 2002. The case arises out of a dispute between Entrata and one of its largest shareholders, Superwire.com, Inc. (“Superwire”). Pursuant to a contract with Entrata, MCK was obligated to pay Entrata $750,000 in early 2002. In order to take advantage of a $100,000 discount offered for early payment, MCK paid Entrata $650,000 in November 2001, in full satisfaction of its contractual obligations. The funds were placed in escrow with Superwire’s California law firm, Jeffers, Shaff & Falk, LLP (“JSF”), which agreed not to disburse the funds until the dispute between Entrata and Superwire had been resolved. Nevertheless, Entrata contends that it never received the funds from MCK and that the funds were diverted to Superwire and JSF. Through the lawsuit, Entrata seeks to recover from both MCK and Superwire the $750,000 that MCK would have owed in 2002. MCK has asserted counterclaims against Entrata, and cross-claims against Superwire, for fraud and breach of contract. On October 11, 2002, Superwire and Entrata filed cross-motions for summary judgment against each other. The court denied both motions on March 13, 2003. Following denial of the cross-motions for summary judgment, MCK filed a motion to add JSF and two of its partners, Barry D. Falk and Mark R. Ziebell, as third-party defendants. The court had given the parties until March 17, 2004 to complete discovery. Before the completion of the discovery period, Entrata filed a Chapter 7 bankruptcy proceeding pursuant to the United States Bankruptcy Code. Entrata did not continue prosecution of the case after the bankruptcy filing. On September 9, 2005, the case was dismissed without prejudice by the court for lack of prosecution. On September 7, 2006, Entrata’s counsel filed a motion for relief from dismissal on the grounds of excusable neglect. The court granted Entrata’s motion and set an initial trial date of July 19, 2007. The Company intends to defend the claims and prosecute its counterclaims and third-party claims. No amounts, other than the original payment, were provided for this matter in the financial statements of MCK prepared prior to its acquisition by the Company. The Company believes that the claim against MCK is without merit, and no amount has been accrued for this matter.

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

The results of the vote on Proposal 1 were as follows:

Director Nominee	For	Withheld Authority

Montgomery L. Bannerman	32,135,313	880,268
Mark H. Dunaway	32,391,805	623,776
Gary H. Heck	31,607,277	1,408,304
James R. Kanely	32,354,642	660,939
Amy L. Newmark	32,116,665	898,916
Steven A. Odom	31,603,066	1,412,515
James A. Verbrugge	32,474,525	541,056
William J. West	32,474,948	540,633

There were no abstentions or broker non-votes with respect to the election of any of the director nominees listed above.

The results of the vote on Proposal 2, Proposal 3, Proposal 4 and Proposal 5 were as follows:

		Votes	Votes	Broker
Proposal	Votes For	Against	Abstained	Non-Votes

Proposal 2	30,823,018	1,738,508	454,054	0
Proposal 3	10,944,975	1,938,800	391,735	19,740,071
Proposal 4	10,718,900	2,149,296	407,314	19,740,071
Proposal 5	32,371,953	198,405	445,222	0

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

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age, as of March 29, 2007, of such officer:

Name	Age	Position

Montgomery L. Bannerman	51	Chief Executive Officer
Steven A. Odom	53	Executive Chairman of the Board
Martin D. Kidder	43	Chief Financial Officer and Secretary
Yves Desmet	39	Senior Vice President, Worldwide Sales
James Nevelle	36	Senior Vice President, Operations

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

Martin D. Kidder has served as Chief Financial Officer of the Company since November 1, 2006. From June 2004 to October 2006, he served as Corporate Controller of CipherTrust, Inc., a global provider of messaging security products that merged in August 2006 with Secure Computing Corporation. From August 2003 to June 2004, Mr. Kidder served as Controller of GE Energy Company’s Network Reliability Products and Services and Rentals businesses. From October 2001 to August 2003, he served as Controller of Glenayre Technologies, Inc., a global provider of next generation messaging solutions and enhanced services for wireless and wireline carriers and MSO/cable operators. From May 1992 to April 2001, Mr. Kidder served as Vice President and Controller of World Access.

Yves Desmet has served as Senior Vice President, Worldwide Sales of the Company since October 14, 2005. From January 2005 through October 2005, he served as the Company’s Vice President of Operations for Europe, Middle East and Africa (“EMEA”). From February 2003 through January 2005, he served as the Company’s Vice President of Sales for EMEA. From 1999 to February 2003, he served as Vice President of Original Equipment Manufacturer and Channel Sales for EMEA for Clarent Corporation, a then publicly-traded provider of softswitch and VoIP solutions for next generation networks and enterprise convergent solutions.

James Nevelle has served as Senior Vice President of Operations since November 3, 2006. From June 15, 2006 to November 2, 2006, he served as General Manager, North America for the Company. From February 7, 2004 to June 14, 2006, Mr. Nevelle served as Vice President of Carrier Sales and Vice President of Sales and Marketing for Verilink Corporation, a telecommunications equipment provider. From September 1998 to February 2004, he served as the Vice President of Sales and Marketing for XEL Communications, Inc., a provider of telecommunications equipment and services.

There are no family relationships among any of the executive officers or directors of the Company. Except as disclosed in the applicable employment agreements discussed in Item 11 of this Annual Report “Executive Compensation and, Director Independence” and as disclosed in Item 13 of this Annual Report “Certain Relationships and Related Transactions,” no arrangement or understanding exists between any executive officer and any other person pursuant to which any executive officer was selected to serve as an executive officer. To the best of the

Company’s knowledge, (i) there are no material proceedings to which any executive officer of the Company is a party, or has a material interest, adverse to the Company; and (ii) there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any executive officer during the past five years. Executive officers of the Company are elected or appointed by the Board and hold office until their successors are elected and qualified, or until their death, resignation or removal, subject to the terms of applicable employment agreements.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

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

The Board amended the Company’s Articles of Incorporation effective October 11, 2005 to provide for the conversion of, every one share of Common Stock issued and outstanding into one-fifth of a share of Common Stock (the “Reverse Split”). All per share information in this document has been adjusted to reflect the Reverse Split.

	High	Low

Year ended December 31, 2006:
First Quarter	$1.89	$.85
Second Quarter	1.69	.89
Third Quarter	1.15	.80
Fourth Quarter	1.52	.85

	High	Low

Year ended December 31, 2005:
First Quarter	$3.75	$1.60
Second Quarter	1.95	1.10
Third Quarter	2.55	1.25
Fourth Quarter	1.75	1.00

As of March 22, 2007, there were approximately 1,749 holders of record of the Common Stock.

The Company has never declared or paid cash dividends on the Common Stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. In addition, the Company’s credit facility with Laurus Master Fund, Ltd. (“Laurus”), the Company’s primary lender, and the terms of the Company’s outstanding 6.75% senior unsecured convertible debentures prohibit the payment of cash dividends on the Common Stock.

On December 1, 2006, the Company issued to an individual 25,000 shares of Common Stock in consideration of investor relations services rendered by the individual to the Company. The shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act (“Section 4(2)”) and Regulation D promulgated thereunder (“Regulation D”). The Company based such reliance upon factual representations made to the Company by the individual regarding the individual’s investment intent, sophistication, and status as an “accredited investor” (as defined in Regulation D), among other things.

As previously reported in the Current Report on Form 8-K filed by the Company on February 12, 2007, the Company conducted a private placement of Common Stock and warrants which closed on February 9, 2007. After such closing, the Company determined that in connection therewith the Company was obligated to issue warrants to purchase shares of Common Stock to a placement agent in exchange for services rendered with respect to such closing. After February 12, 2007, the Company issued to the placement agent a five-year warrant to purchase 30,000 shares of Common Stock at an exercise price of $1.25 per share. The warrant was issued without registration, in reliance upon the exception from registration set forth in Section 4(2). The Company based such reliance upon representations made by the placement agent regarding its investment intent, sophistication and status as an “accredited investor,” as defined in Rule 501(a)(1), (a)(2), (a)(3), (a)(7) or (a)(8) of Regulation D.

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return for the Common Stock, against the cumulative total return for (i) the NASDAQ Composite Index and (ii) the Company’s Peer Group. This graph assumes the investment of $100 on December 31, 2001 in the Common Stock, the NASDAQ Composite Index, and the Company’s Peer Group and assumes dividends are reinvested (to date, the Company has not declared any dividends). The Company’s Peer Group consists of Vocaltec Communications Limited, Sonus Networks Inc., and Nortel Networks Corp. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Common Stock.

		Indexed Returns
		Years Ended December 31,
	Base Period
	December 31,
Company Name/Index	2001	2002	2003	2004	2005	2006
Verso Technologies Inc.	100.00	40.08	248.46	55.38	3.08	3.57
NASDAQ Composite	100.00	69.66	99.71	113.79	114.47	124.20
Peer Group	100.00	21.19	48.60	36.79	31.05	28.35

Pursuant to the regulations of the Sec, this performance graph is not “soliciting material,” is not filed with the SEC and shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates such information by reference.

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

	Years Ended December 31,
	2006(2)	2005(3)	2004(4)	2003(5)	2002(6)

Statement of Operations Data(1):
Revenue	$42,530	$32,873	$32,263	$38,139	$18,479
Loss from Continuing Operations	(17,776)	(19,494)	(18,770)	(4,215)	(4,716)
Loss from Continuing Operations per Common Share — basic and diluted	(0.51)	(0.72)	(0.70)	(0.20)	(0.30)
Balance Sheet Data:
Total Assets(7)	36,849	28,098	33,429	63,252	39,835
Long-term Liabilities, net of current portion	$12,634	$10,222	$4,401	$9,102	$6,133

(1)	Includes the continuing operations of assets acquired by the Company from Clarent Corporation since its acquisition on February 12, 2003, the continuing operations of substantially all the operating assets of WSECI beginning October 1, 2004 and the continuing operations of substantially all of the operations assets of Verilink Corporation since their acquisition on June 16, 2006.

(2)	The fiscal year 2006 loss from continuing operations includes $1.1 million of intangibles amortization and $3.9 million in non-cash interest related to the amortization of the discount on notes payable and convertible subordinated debentures and loan fees.

(3)	The fiscal year 2005 loss from continuing operations includes $809,000 of intangibles amortization, $7,000 in amortization of deferred compensation, $2.9 million in non-cash interest related to the amortization of the discount on notes payable and convertible subordinated debentures and loan fees and $2.6 million of reorganization costs — loss on sublease.

(4)	The fiscal year 2004 loss from continuing operations includes $514,000 of intangibles amortization, $435,000 in amortization of deferred compensation and $517,000 in non-cash interest related to the amortization of the discount on notes payable and convertible subordinated debentures and loan fees.

(5)	The fiscal year 2003 loss from continuing operations includes $407,000 of intangibles amortization, $780,000 in amortization of deferred compensation and $561,000 in non-cash interest related to the amortization of the discount on notes payable and convertible subordinated debentures and loan fees.

(6)	The fiscal year 2002 loss from continuing operations includes $1.2 million in amortization of deferred compensation and $601,000 in non-cash interest expense related to the amortization of the discount on convertible subordinated debentures and loan fees.

(6)	The fiscal year 2001 loss from continuing operations includes $1.3 million of intangibles amortization, $1.8 million in amortization of deferred compensation and $606,000 in non-cash interest expense related to the amortization of the discount on convertible subordinated debentures and loan fees, and a $1,640,000 loss on debt conversion.

(7)	Includes $2.1 million and $3.4 million of notes receivable as of December 31, 2006 and 2005, respectively related to the sale of assets of discontinued operations. Includes $9.0 million, $33.4 million and $27.4 million of assets of discontinued operations, as of December 31, 2004, 2003 and 2002, respectively. The assets of discontinued operations as of December 31, 2004 were reduced by the loss on disposal of discontinued operations totaling $14.8 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a global technology company providing next generation communications network solutions offering a core-to-edge product portfolio to service providers and enterprises. The Company’s product offerings include WiMAX, cellular backhaul, VoBB, VoIP, IAD, and internet usage solutions which are enabled by the Company’s hardware and software. These products enable customers to reduce communication costs, generate additional revenue, secure and optimize network bandwidth. The Company manufactures, delivers, and supports these hardware, software, and service solutions primarily to wireline, cellular, wireless and satellite carriers and other customers. The Company’s solutions are used by companies in several industries, government and government related businesses, including mission critical satellite and wireless communications of all kinds. The Company’s technologies optimize bandwidth for customers using proprietary and other technology utilizing the latest industry protocols such as internet protocol multimedia subsystem (“IMS”), VoIP, VoBB as well as other advanced protocols. The Company owns open and scalable solutions that are compatible with industry standards.

The Company’s operations include two separate business segments: (i) the Technologies Group, which includes the Company’s softswitching, I-Master, and NetPerformer divisions, and the Company’s Telemate.Net, and Verso Verilink subsidiaries; and (ii) the Advanced Applications Services Group, which includes the Company’s technical applications support group and customer care center. The Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Technologies Group offers software-based solutions (which include hardware) for customers seeking to build converged packet-based voice and data networks. In addition, the Technologies Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices. In 2006, the Technologies Group added the product suites from the Verilink Acquisition and the iMarc Acquisition (each defined below). These products provide access, multiplexing and transport of voice and data services and enhanced the Company’s technology offerings, and delivered two Tier 1 North American customers. The Advanced Applications Services Group includes outsourced technical application services and application installation and training services to both customers of the Technologies Group and outside customers.

Since 2001, the Company has been selling products to the carrier market and focusing its strategic direction on developing and marketing next generation communications products. The Company’s current business was built on acquisitions made by the Company by leveraging the economic downturn in the telecommunications area. In the first quarter of 2003, the Company acquired substantially all of the operating assets of Clarent Corporation, which provided the Company with VoIP technologies primarily serving international markets and significantly increased the Company’s market share in the worldwide softswitch market.

The Company’s strategy through 2003 was to add next generation communications products to its suite of products through strategic acquisitions and to leverage these operations through cost reductions to enhance cash flow. With the acquisition of substantially all of the operating assets of Clarent Corporation, the Company moved its growth strategy toward international markets. International revenue increased from 0% of the Company’s consolidated revenues in 2002 to 53% of the Company’s consolidated revenues for 2005. As the acquisition of substantially all of the operating assets of Clarent Corporation was funded primarily by short-term seller financing, generating cash flow from operations during 2003 was required to meet the debt repayment obligations. As such, the Company leveraged its combined operations, reducing sales, general and administrative costs (as compared to costs prior to the acquisition), while preserving the research and development expenditures which are vital to the Company’s long-term growth and viability.

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

In January 2005, the Company sold substantially all of the operating assets of its NACT and MCK businesses to better focus the Company’s capital and management resources on areas which the Company believes have greater potential given its strategy to focus on next generation network and solutions. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company believes that the I-Master platform, which the Company acquired in March 2005 after forming a strategic partnership with WSECI in the latter half of 2004, permits the Company to offer a more robust next generation solution. Further, the Company disposed of its MCK business because the Company intends to focus on next generation solutions for service providers and the products of the MCK business did not fit that profile. The operations of the NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements.

On June 16, 2006, the Company acquired all of the outstanding equity interests (the “Verilink Acquisition”) of Winslow Asset Holdings, LLC (“Holdings”), now known as Verso Verilink, LLC from Winslow Asset Group, LLC (“Group”) pursuant to that certain Securities Purchase Agreement dated as of June 15, 2006 among Verso, Holdings and Group. At the time of the Acquisition, Holdings’ assets consisted of substantially all of the business assets of Verilink Corporation and Larscom Incorporated (together, the “Verilink Sellers”), other than the accounts receivable and certain fixed assets of the Verilink Sellers which were transferred to Group prior to the Acquisition. Holdings’ assets were used by the Verilink Sellers in their business of developing, manufacturing, marketing and selling broadband access solutions for computer networks. The Verilink Acquisition has provided substantial revenues to the Company which have improved its operating performance during the second half of 2006.

On December 29, 2006, the Company purchased certain assets of Paradyne Networks, Inc. related to the business of manufacturing, selling and supporting the iMarc product line (the “iMarc Acquisition”). The iMarc product line is a family of ATM, IP service units, and branch monitors that provides intelligent demarcation between carrier and enterprise networks, allowing for easier management. The iMarc product line is complementary to the Verilink product line and is being integrated into the Verilink business.

On October 11, 2005, the Company effected the Reverse Split of the outstanding Common Stock, pursuant to which every five (5) shares of common stock outstanding on such date were converted into one (1) share of common stock. The Reverse Split enabled the Company to regain compliance with the minimum bid price requirement for continued inclusion on the Nasdaq SmallCap Market.

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

Results of Operations

Fiscal Year 2006 Compared with Fiscal Year 2005

For the year ended December 31, 2006, the Company’s net loss totaled $17.8 million, or $0.51 per share, compared with a net loss of $20.1 million, or $0.74 per share, for the same period in 2005. The 2006 results included $674,000 in reorganization costs. The 2005 results included $3.0 million in reorganization costs and a loss from discontinued operations of $566,000.

Continuing Operations

For the year ended December 31, 2006, the Company’s net loss from continuing operations totaled $17.8 million, or $0.51 per share, compared with a net loss of $19.5 million, or $0.72 per share, for 2005. The 2006 results included $674,000 in reorganization costs. The 2005 results included $3.0 million in reorganization costs.

Total revenue was $42.5 million for the year ended December 31, 2006, reflecting a 29% increase from 2005. Product revenue increased from $18.3 million in 2005 to $27.9 million in 2006. The increase in product revenue in the Packet-based Technologies Group was attributable to the addition of the Verilink product revenue, which was acquired by the Company on June 16, 2006, and increase in revenue associated with the I-Master product partially offset by declines in the sales of the Company’s other products. Services revenue was $14.7 million for the year ended December 31, 2006, basically flat with the same period in 2005, primarily due to revenue from the Verilink professional services group, net of declines primarily in the Advanced Application Services Group. The decrease in revenue from the Advanced Application Services Group was attributable primarily to a decline in revenue from its largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor.

Gross profit increased by $2.5 million in the year ended December 31, 2006, and was 40% of revenue in 2006, compared with 45% of revenue for 2005. The increase in gross profit is attributable to the increase in revenues. The decline in gross margin percentage was primarily attributable to the decline in the margin for the Advanced Application Services Group and in the Technologies Group. The decrease in Advanced Application Services Group gross margin is due to decreased revenues and a change in revenue mix from support revenue related to a proprietary software product to general call center support. The lower margin in the Technologies Group is primarily as a result of the lower margins from the primarily hardware based Verilink product suite.

Total operating expenses incurred in continuing operations for the year ended December 31, 2006 were $29.3 million, a decrease of $917,000 compared to the same period in 2005. The decrease is primarily attributable to the following items: decreases in reorganization costs of $2.3 million and depreciation and amortization of $340,000 offset by increases in general and administrative expense of $825,000 and research and development expense of $973,000.

The increase in general and administrative expenses for the year ended December 31, 2006 is primarily from stock-based compensation expense related to stock awards granted to the non-employee members of the Board of Directors and stock options for executives in 2006 and the additional cost from the Verilink Acquisition in 2006, net of the reduction in audit and professional fees primarily due to the Company not being required to comply with reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced corporate office rent.

The increase in research and development costs were primarily attributable to the additional costs from the Verilink acquisition in 2006 and additional costs for the NetPerformer product as a result of restructuring and changes in product design to obtain compliance with the European Union’s RoHS directive, offset by a reduction in development resources related to the softswitch product.

The decrease in depreciation and amortization expense is comprised of a decrease in depreciation expense of $508,000 and a decrease in amortization of deferred compensation of $7,000 net of an increase in amortization expense. The decrease in depreciation expense is related to lower capital expenditures during 2006 as well as fully- depreciated assets partially offset by additional depreciation related to the Verilink Acquisition. The increase in amortization of $175,000 is related to the amortization of Verilink intangibles and additional intangibles related to the contingent purchase price issued related to WSECI.

In the fourth quarter of 2006, the Company terminated a senior executive. As a result of this action, the Company recorded reorganization costs of $674,000 during the year ended December 31, 2006.

In the second quarter of 2005, the Company entered into a sublease agreement with an unrelated party to sublease excess office space at the Company’s facility in Atlanta, Georgia. The excess space arose primarily due to reductions in corporate staffing over the past year. As a result of the sublease, the Company recorded an accrual of $1.7 million, equaling the difference between the remaining payments due on this lease ($3.3 million) and the amounts to be paid by the sublessor ($1.6 million). The Company recorded reorganization costs of $2.6 million during the year ended December 31, 2005, which included the $1.7 million difference between the lease and the sublease for the entire remaining term, as well as write-offs for furniture and leasehold improvements. The Company expects to save approximately $1.2 million over the remaining term of the original lease, which expires January 31, 2010.

As a percentage of revenue, operating expenses from continuing operations were 69% during the year ended December 31, 2006, down from 92% for the same period in 2005.

Other expense was $22,000 during the year ended December 31, 2006, compared with $58,000 for the same period in 2005.

Equity in loss of investment was $1,000 during the year ended December 31, 2006, compared to equity in income of investment of $17,000 in 2005. These amounts represent the Company’s portion of BeTrue’s income for each of these years. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated.

Net interest expense was $5.6 million during the year ended December 31, 2006, an increase of $1.7 million compared to the same period in 2005. Included in net interest expenses was amortization of loan fees and discount on convertible debentures which were $3.9 million for the year ended December 31, 2006 as compared to $2.9 million for the year ended December 31, 2005. The increase in the interest expenses was primarily attributable to interest and amortization of the loan costs and fees associated with the new credit facility with Laurus and the termination of the line of credit with Silicon Valley Bank (“Silicon”).

Business Unit Performance

			Advanced
	Technologies		Applications
	Group		Services Group		Consolidated
	For the Year Ended December 31,
	2006	2005	2006	2005	2006	2005
			(Dollars in thousands)

Revenue	$35,182	$23,697	$7,348	$9,176	$42,530	$32,873

Gross profit	16,023	12,148	1,144	2,541	17,167	14,689
Gross margin	46%	51%	16%	28%	40%	45%
General and administrative	3,107	2,376	452	517	3,559	2,893
Sales and marketing	7,905	7,945	329	324	8,234	8,269
Research and development	7,507	6,594	—	—	7,507	6,594

(Loss) contribution before unallocated items	$(2,496)	$(4,767)	$363	$1,700	(2,133)	(3,067)

Unallocated items:
Corporate general and administrative					7,094	6,935
Corporate research and development					298	238
Depreciation and amortization					1,930	2,270
Reorganization costs					674	2,550
Reorganization costs — loss on sublease					—	464

Operating loss					(12,129)	(15,524)
Other					(5,647)	(3,970)

Loss from continuing operations before income taxes					$(17,776)	$(19,494)

Technologies Group

Total revenue from the Company’s Technologies Group was $35.2 million in the year ended December 31, 2006, a 49% increase from the same period in 2005. The increase in product revenue in the Technologies Group was primarily attributable to the Verilink Acquisition which occurred on June 16, 2006, and increase in revenue associated with the I-Master product partially offset by declines in the sales of the Company’s other products.

Gross profit increased by $3.9 million in the year ended December 31, 2006, and was 46% of revenue, a decrease from 51% of revenue in the same period in 2005. The increase in gross profit dollars is attributable to the increase in revenue. The decrease in gross margin percentage is due to the lower margins from the primarily hardware based Verilink product.

Allocated operating expenses incurred in the Technologies Group for the year ended December 31, 2006 were $18.5 million, an increase of $1.6 million compared to the same period in 2005. The increase in general and administrative expenses is due to the expenses related to the Verilink Acquisition. The increase in research and development costs were primarily attributable to the additional costs from the Verilink Acquisition in 2006 and additional costs for the NetPerformer product as a result of restructuring and changes in product design to obtain compliance with the European Union’s RoHS directive, offset by a reduction in development resources related to the Softswitch.

As a percent of revenue, operating expenses for the Technologies Group were 53% during the year ended December 31, 2006, down from 71% during the same period in 2005. The decrease in the percentage is primarily attributable to the higher revenue.

Advanced Applications Services Group

Total revenue for the Company’s Advanced Applications Services Group was $7.3 million for the year ended December 31, 2006, a 20% decrease from the same period in 2005. The decrease in revenue from the Advanced Application Services Group was attributable primarily to a decline in revenue from its largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor, net of new customers added.

Gross profit decreased by $1.4 million in the year ended December 31, 2006, and was 16% of revenue, compared with 28% of revenue in the same period in 2005. The decrease in gross profit dollars and gross margin percentage is due to decreased revenues and a change in revenue mix from support revenue related to a proprietary software product to general call center support.

Allocated operating expenses incurred in Advanced Applications Services Group for the year ended December 31, 2006 were $781,000, a decrease of $60,000 compared to the same period in 2005. The decrease in general and administrative expenses primarily relates to a decrease in personnel and related costs and occupancy costs.

Discontinued Operations

In January 2005, the Company sold substantially all of the operating assets of its NACT and MCK businesses to better focus the Company’s capital and management resources on areas which the Company believes have greater potential given its strategy to focus on next generation network and solutions to improve cash utilization. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company believes that the I-Master platform, which the Company acquired from WSECI in March 2005, permits the Company to offer a better solution. Further, the Company disposed of its MCK business because it intends to focus on next generation solutions for service providers and the products of the MCK business did not fit that profile. The operations of the NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements.

Summary operating results of the discontinued operations (in thousands) are as follows:

	For the Year Ended
	December 31,
	2006	2005

Revenue	$—	$212

Gross (loss) profit	—	(27)

Operating loss	—	(566)
Loss on disposal of discontinued operations	—	—

Loss from discontinued operations	$—	$(566)

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

Total revenue was $32.9 million in the year ended December 31, 2005, reflecting a 2% increase from 2004. Product revenue increased from $15.5 million in 2004 to $18.3 million in 2005. The increase in product revenue in the Technologies Group was attributable to the addition of the I-Master platform product revenue related to WSECI, which was acquired by the Company on March 31, 2005, as well as an increase in the Company’s NetPerformer product sales. In 2005, the increase in product revenue came from five new products, most notably the I-Master server and the NetPerformer GSM A.bis product. Services revenue was $14.6 million in the year ended December 31, 2005, reflecting a 13% decrease from the same period in 2004, primarily due to revenue from the Advanced Application Services Group. The decrease in revenue from the Advanced Application Services Group was attributable primarily to a decline in revenue from its largest customer due to that customer’s conversion to a new software platform, the support of which is primarily handled by the software vendor.

Gross profit decreased by $261,000 in the year ended December 31, 2005, and was 45% of revenue in 2005, compared with 47% of revenue for 2004. The decrease in gross profit percentage resulted from the increase in amortization of intangibles related to the acquisition of WSECI in March 2005 and lower margin in the Advanced Application Services Group.

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

In the second quarter of 2005, the Company entered into a sublease agreement with an unrelated party to sublease excess office space at its facility in Atlanta, Georgia. The excess space arose primarily due to reductions in corporate staffing over the past year. As a result of the sublease, the Company recorded an accrual of $1.7 million, equaling the difference between the remaining payments due on this lease ($3.3 million) and the amounts to be paid by the sublessor ($1.6 million). The Company recorded reorganization costs of $2.6 million during the year ended December 31, 2005, which included the $1.7 million difference between the lease and the sublease for the entire remaining term, as well as write-offs for furniture and leasehold improvements. The Company expects to save approximately $1.2 million over the remaining term of the original lease, which expires January 31, 2010.

In the first quarter of 2005, as a result of the sale of substantially all of the operating assets of the MCK and NACT businesses, the Company initiated a reorganization and eliminated six corporate positions. As a result of these actions, the Company recorded reorganization costs of $124,000 during the year ended December 31, 2005.

In the first quarter of 2004, the Company terminated the employment of a senior executive. In the fourth quarter of 2004, the Company initiated a restructuring plan to improve operational efficiencies and financial performance and eliminated 20 positions held by employees. As a result of these actions, the Company recorded reorganization costs of $1.4 million during the year ended December 31, 2004, including $570,000 of non-cash stock compensation expense. Annualized savings beginning in the first quarter of 2005 were expected to be approximately $1.9 million.

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

Business Unit Performance

			Advanced Applications
	Technologies Group		Services Group		Consolidated
	For the Year Ended December 31,
	2005	2004	2005	2004	2005	2004
	(Dollars in thousands)

Revenue	$23,697	$20,527	$9,176	$11,736	$32,873	$32,263

Gross profit	12,148	10,965	2,541	3,985	14,689	14,950
Gross margin	51%	53%	28%	34%	45%	46%
General and administrative	2,376	2,206	517	716	2,893	2,922
Sales and marketing	7,945	9,302	324	469	8,269	9,771
Research and development	6,594	6,584	—	—	6,594	6,584

Contribution before unallocated items	$(4,767)	$(7,127)	$1,700	$2,800	$(3,067)	$(4,327)

Unallocated items: Corporate general and administrative					6,935	8,958
Corporate research and development					238	379
Depreciation and amortization					2,270	2,953
Reorganization costs — loss on sublease					2,550	—
Reorganization costs					464	1,414

Operating loss					(15,524)	(18,031)
Other					(3,970)	(739)

Loss from continuing operations before income taxes					$(19,494)	$(18,770)

Technologies Group

Total revenue from the Company’s Technologies Group was $23.7 million in the year ended December 31, 2005, a 15% increase from the same period in 2004. The increase in product revenue in the Technologies Group was attributable to the addition of the I-Master platform product revenue related to the assets acquired from WSECI, which occurred on March 31, 2005, as well as an increase in the Company’s NetPerformer product sales. In 2005, the increase in product revenue came from five new products, most notably the I-Master server and the NetPerformer GSM A.bis product.

Gross profit increased by $1.2 million in the year ended December 31, 2005, and was 51% of revenue, a decrease from 53% of revenue in the same period in 2004. The increase in gross profit dollars is attributable to the increase in revenue. The decrease in gross margin percentage is due to an increase in amortization of intangibles related to the acquisition of substantially all of the operating assets of WSECI in March 2005 and increased costs relative to revenue.

Allocated operating expenses incurred in the Technologies Group for the year ended December 31, 2005 were $16.9 million, a decrease of $1.1 million compared to the same period in 2004. The increase in general and administrative expenses is due to the expenses related to the WSECI acquisition. The decrease in sales and marketing expenses resulted from the reduction of personnel costs primarily for sales management overhead and marketing and personnel related costs including travel. Research and development cost remained relatively constant compared to 2004. As a percent of revenue, operating expenses for the Technologies Group were 71% during the year ended December 31, 2005, down from 88% during the same period in 2004. The decrease in the percentage is attributable to the decrease in sales and marketing spending coupled with higher revenue.

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

Gross profit decreased by $1.4 million in the year ended December 31, 2005, and was 28% of revenue, compared with 34% of revenue in the same period in 2004. The decrease in gross profit dollars and gross margin percentage is due to decreased revenues and a change in revenue mix from support revenue related to a proprietary software product to general call center support.

Allocated operating expenses incurred in Advanced Applications Services Group for the year ended December 31, 2005 were $841,000, a decrease of $344,000 compared to the same period in 2004. The decrease in general and administrative expenses primarily relates to a decrease in personnel and related costs, occupancy costs and bad debt expense.

Discontinued Operations

In January 2005, the Company sold substantially all of the operating assets of its NACT and MCK businesses to better focus the Company’s capital and management resources on areas which the Company believes have greater potential given its strategy to focus on next generation network and solutions to improve cash utilization. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company believes that the I-Master platform, which the Company acquired from WSECI in March 2005, permits the Company to offer a better solution. Further, the Company disposed of its MCK business because it intends to focus on next generation solutions for service providers and the products of the MCK business did not fit that profile. The operations of the NACT and MCK businesses have been reclassified as discontinued operations in the Company’s consolidated financial statements.

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

Liabilities of Discontinued Operations

In January 2005, the Company disposed of substantially all of the operating assets of its NACT and MCK businesses. As a result of these sales, certain liabilities of MCK are now classified as discontinued operations. Offsetting these liabilities is a receivable of $359,000 related to a sublease for which all the lease payments have been made by the company.

During 2001, the Company initiated certain restructuring plans and discontinued operations of its VAR business. In conjunction with these restructuring plans, the Company established a restructuring reserve account for the estimated costs related to the plans. These costs primarily related to facilities closings, severance costs and other business exiting costs. For the facilities closings cost, a reserve was established for all remaining lease payments due on buildings and equipment that were no longer being utilized in continuing operations, less assumptions for sub-leases. The accrual for one of the leases with total payments remaining through January 31, 2010 of $1.2 million is offset by sublease receipts totaling $722,000 through the end of the lease term and assumes an amount of $240,000 for the extension of one of the subleases through the end of the lease term.

As of December 31, 2006, the Company had a remaining balance of approximately $1.4 million in liabilities of discontinued operations. The Company currently believes that this remaining balance is sufficient to cover estimated future obligations associated with the restructurings; however, changes in these estimates could occur based on changes in the financial condition of the subleases.

Deferred Tax Asset Valuation Allowance

The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessment. Realization of the Company’s deferred tax assets is principally dependant upon achievement of projected future taxable income. The Company’s judgments regarding future profitability may change due to market conditions, its ability to continue to successfully execute its strategic plan and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances. Due to the uncertainty of the Company’s ability to recognize the entire tax benefit of the deferred tax assets, the Company has established an offsetting provision.

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

At December 31, 2006, the Company had a negative working capital position (excess of current liabilities over current assets) of $38,000 compared to a positive working capital position (excess of current assets over current liabilities) of $1,887,000 at December 31, 2005. The Company’s cash and restricted cash totaled $2,175,000 at December 31, 2006, and $2,735,000 at December 31, 2005. Total long-term debt, net of discount and current-portion, was $11,500,000 at December 31, 2006 and $8,412,000 at December 31, 2005.

On September 20, 2006, the Company entered into the Security Agreement with Laurus which provides for a three-year, $14.0 million revolving credit facility with Laurus. The credit facility with Laurus replaces the Company’s prior $10.0 million credit facility with Silicon.

The credit facility with Laurus consists of two tranches: (i) Tranche A, an $8.0 million tranche, the availability of which is subject to a borrowing base; and (ii) Tranche B a $6.0 million tranche, of which $4.0 million was immediately available, of which an additional $1.0 million was made available in connection with the iMarc Acquisition at December 29, 2006 and the remaining $1.0 million of which will be available when the Company generates EBITDA (earnings before interest, income taxes, depreciation and amortization and non-cash stock compensation expense) in excess of $500,000 in any one fiscal quarter. Borrowing availability under Tranche B is not subject to a borrowing base. Borrowing ability under Tranche A is determined pursuant to a formula which is based on the value of the Company’s eligible accounts receivables and inventory and borrowings under Tranche A accrue interest at a rate of prime rate plus 2%, provided that the interest rate shall not be less than 9% (10.25% at September 30, 2006). Borrowing ability under Tranche B is available immediately but the $6.0 million availability limit under Tranche B will be reduced by $187,500 per month beginning February 1, 2007, and borrowings under Tranche B accrue interest at a fixed rate of 15%. Borrowings under the credit facility shall be made first under Tranche B to the extent of availability thereunder and then under Tranche A to the extent of availability thereunder.

As of December 31, 2006, the Company had outstanding borrowings under Tranche A and Tranche B of $2,883,000 and $5,000,000, respectively. The remaining borrowing availability under the credit facility at December 31, 2006 was $3.0 million under Tranche A and there were no amounts available under Tranche B.

On February 12, 2003, the Company acquired substantially all the business assets and assumed certain related liabilities of Clarent Corporation for $9,800,000 in notes. At December 31, 2006, a $3,000,000 secured note due

February 12, 2008 remains outstanding which bears interest at 5% per annum. The assets the Company purchased from Clarent Corporation secure the note.

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

On June 30, 2006 in connection with the completion of the admission of Citel U.K.’s entire issued share capital to AIM, the Company and Citel amended the original $3.0 million note receivable such that the principal balance of the note became due and payable as follows: $870,000 to be paid within one business day of such admission; followed by 6 monthly installments of $75,000 commencing 12 months from the date of Admission; and all remaining outstanding principal and accrued interest under this note will be due from Citel on January 21, 2008. In July 2006, the Company received the $870,000 as contemplated by the amendment to the note.

On July 18, 2006, the Company entered into an agreement (the “CM Agreement”) with CM Solutions, Inc. (“CM”), the Company’s contract manufacturer of its Verilink product line. Pursuant to the CM Agreement, CM has purchased certain electrical components valued at $2.0 million from the Company for use in the manufacture of finished goods to be purchased by the Company. In addition, the Company has agreed to assign to CM an additional amount of unused electrical components valued at $2.0 million for which title will remain with the Company. The Company has an obligation under the CM Agreement to purchase during the first two years, products assembled by CM using electrical components valued at $2.0 million (the “Assembled Products”). Furthermore, the Company has agreed to submit purchase orders to CM in a minimum amount of $2.0 million per quarter for the next three years or until the obligation to purchase the Assembled Products has been satisfied.

In connection with executing the CM Agreement, the Company and CM entered into a three-year Manufacturing Agreement which sets forth the terms and conditions under which CM shall manufacture the Assembled Products. As of December 31, 2006, CM had used $966,000 of electrical components in the manufacture of the Assembled Products, reduced the outstanding commitment to utilize $2.0 million of electrical components in the first two years of the agreements to approximately $1.0 million which reduced the inventory currently assigned to CM to approximately $1.0 million. The remaining assigned inventory is reflected as inventory on the balance sheet as of December 31, 2006. The assigned inventory is not eligible for inclusion in the borrowing base under the Company’s credit agreement with Laurus, which the Company entered into on September 20, 2006.

Cash Flow

Cash used in the Company’s continuing operations in the year ended December 31, 2006 totaled approximately $9.0 million compared with cash used by continuing operations of $14.9 million for 2005. The Company’s use of cash in continuing operations during 2006 resulted primarily from cash used by continuing operations of $9.0 million (net loss from continuing operations of $17.8 million reduced by non-cash charges totaling $8.8 million, including amortization of loan fees and discount on convertible subordinated debentures of

$3.9 million, depreciation and amortization of $2.6 million, stock based compensation of $930,000, stock issuance for services $174,000, stock issuance for interest $675,000 and provision for doubtful accounts of $513,000), cash used for net changes in current operating assets and liabilities of approximately $76,000. The Company’s use of cash in continuing operations during 2005 resulted primarily from cash used for changes in current operating assets and liabilities of approximately $4.2 million and cash used by continuing operations of $10.7 million (net loss from continuing operations of $19.5 million reduced by non-cash charges totaling $8.8 million, including depreciation and amortization of $5.8 million, provision for doubtful accounts of $463,000 and reorganization costs — loss on sublease of $2.6 million).

Cash used in the Company’s discontinued operations in the year ended December 31, 2006, totaled $1.3 million compared with $1.6 million for 2005.

Cash used in investing activities for continuing operations totaled approximately $1.1 million in the year ended December 31, 2006, compared to cash provided by investing activities for continuing operations of $2.7 million in the year ended December 31, 2005. During the year ended December 31, 2006 restricted cash decreased by $615,000 compared to an increase of $1.7 million for 2005. The Company spent $351,000 and $820,000 on capital expenditures in the year ended December 31, 2006 and 2005, respectively. In 2006, the Company spent $338,000 related to the acquisition of Verilink and $1.0 million on the iMarc Acquisition. In 2005, the Company spent $273,000 related to the acquisition of substantially all of the operating assets of WSECI.

Cash provided by investing activities for discontinued operations totaled approximately $1.4 million and $4.3 million in the year ended December 31, 2006 and 2005, respectively. The Company received $1.4 million from the notes receivable during the year ended December 31, 2006. The Company received $4.0 million from the sale of discontinued operations and $300,000 from notes receivable during the year ended December 31, 2005.

Cash provided by financing activities totaled approximately $9.9 million in the year ended December 31, 2006, compared to $11.8 million for 2005. In 2006 net proceeds from a private placement of $6.7 million, borrowing under the Company’s line of credit of $6.6 million and proceeds from the issuance of the Common Stock related to the exercise of options of $24,000 were offset by a payment of $2.3 million on the Company’s 7.5% convertible debentures and debt issue costs of $1.1 million. Net proceeds from convertible debentures of $12.8 million, net borrowings on the line of credit of $1.3 million and proceeds from the issuance of the Common Stock related to the exercise of options of $65,000 were offset by a payment of $2.3 million on the Company’s 7.5% convertible debentures for 2005.

Contractual Obligations and Commercial Commitments

The following summarizes the Company’s future contractual obligations at December 31, 2006 (in thousands):

	Payments Due By Period
		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Credit Facility	$7,883	$3,945	$3,938	$—	$—
Additional payments for the acquisition of Encore Group	50	50	—	—	—
Notes payable	3,000	—	3,000	—	—
Convertible subordinated debentures	—	—	—	—	—
Senior unsecured convertible debentures	12,094	3,375	8,719	—	—
Operating Leases:
Continuing operations	6,689	2,333	4,122	234	—
Discontinued operations	1,157	378	779	—	—
Contractual payments for acquisition of iMarc	1,500	1,500	—	—	—

Total contractual cash obligations	$32,373	$11,581	$20,558	$234	$—

This foregoing table excludes interest expense and sublease rentals and assumes that leases are not renewed. The Company remains a guarantor on a lease through December 2009 used in the operations of the NACT business, which the Company sold in January 2005. The total commitment related to this lease is approximately $1.9 million.

Sources of Cash

For 2007, the Company expects that its primary sources of cash will be from issuances of equity or debt securities, cash on hand, borrowings under its credit facility with Laurus and other sources. The Company expects that its current operations will not generate positive income from operations before interest, taxes, depreciation and amortization (EBITDA) for the first six months of 2007 but should generate positive EBITDA during the last six months of 2007. The Company is currently working on several initiatives to reduce the cash used in continuing operations and to ensure that it has sufficient liquidity to cover its needs for the next twelve months.

During January and February 2007, the Company issued in private placements an aggregate 5.0 million shares of the Company’s common stock and warrants to acquire 2.5 million shares of Common Stock for an aggregate purchase price of $5.0 million. The Investor Warrants are exercisable over a 5-year period commencing with their issuance at a per share exercise price equal to $1.25. The Company received approximately $4.6 million, net of expenses.

As previously mentioned, on September 20, 2006, the Company entered into a new credit facility with Laurus which provides for a three-year, $14.0 million revolving credit facility. The credit facility with Laurus replaced the Company’s prior $10.0 million credit facility with Silicon and thus increased the Company’s availability of working capital. As of December 31, 2006, the Company had outstanding borrowings under Tranche A and Tranche B of $2,883,000 and $5,000,000, respectively. The remaining borrowing availability under the credit facility at September 30, 2006 was $3.0 million under Tranche A and none under Tranche B.

Availability for borrowings under Tranche A of the Company’s credit facility with Laurus is subject to limitations as determined pursuant to a formula which is based on the value of the Company’s eligible accounts receivables and inventory. If the Company does not have sufficient eligible accounts receivable and inventories to support the level of borrowings it may need, then the Company may be unable to draw on the credit facility to the extent necessary. To the extent the Company does not have borrowing availability under the credit facility, the Company may be required to obtain additional sources of capital, sell assets, obtain an amendment to the Security Agreement or otherwise restructure its outstanding indebtedness.

Additional borrowings other than pursuant to the credit facility must be approved by Laurus and may have to be approved by the holders of the secured note issued by the Company in connection with the acquisition of substantially all of the operating assets of Clarent Corporation, which note is due in 2008, and the holders of the $13,500,000 senior unsecured convertible debentures. If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the Security Agreement or otherwise restructure its outstanding indebtedness, then the Company may not be able to meet its obligations.

The Company has taken steps that the Company believes could not only increase revenues and gross margins but also could make the Company more efficient on the expense side. The acquisition of Verilink, completed in June 2006, has contributed significantly to increased revenues, gross margin and reduced operating losses. In December 2006, the Company acquired the iMarc product line which is being integrated into the Verilink operations which is expected to contribute to continued reduced operating losses. These acquisitions have provided the Company with two new U.S. based Tier 1 carrier customers. In addition, the Company’s sources of revenues have transitioned from a majority of revenues being from international sources to a mix which is approximately equal between U.S. and international sources. This transition has substantially improved the Company’s cash flow through a reduction in days sales outstanding in receivables. Revenue growth is viewed as the key driver to continue the improvement in the reduction of the operating losses and cash used from operations. During late 2005 and 2006, the Company introduced new products including product bundles comprised of two or more of the Company’s proprietary technology products; and shifted resources to focus on fewer but larger and more strategic OEM and distributor relationships. The reconstruction of the Company’s sales and distribution network is expected contribute to the Company’s future revenue growth as well as business acquisitions and strategic partnerships. Although gross margins are dependent on many different factors, including revenue volume, product mix and discounting, the

Company believes that in general, gross margins should improve with revenue increases by leveraging departmental and other non-variable costs. In addition, it anticipates improved margins from higher value solution sales such as the product bundles. The Company intends to continue its on-going review and diligence on controlling operating expenses. Based on the Company’s current financial plan for 2007, management believes that it will have sufficient liquidity from its cash on-hand, the cash raised in the recent $5.0 million private placement and its unused credit facility to meet its current financial obligations, excluding the impact of any prospective businesses to be acquired, during 2007.

The Company’s short-term cash needs are for working capital, including cash operating losses, scheduled payments for the iMarc acquisition, capital expenditures, payments on the 6.75% senior unsecured convertible debentures of $4.1 million in the next twelve months, to the extent that the Company does not elect to make these payments in stock, interest payments on debt outstanding, payments of the accrued loss on sublease and payments related to discontinued operations as well as payments related to prospective businesses to be acquired, if any. In addition the Company has scheduled payments of approximately $1.1 million on the Tranche B of the credit facility to be made in the second half of 2007. The scheduled payments for the iMarc acquisition are; $1.0 million which was paid January 31, 2007, $250,000 which was paid on March 29, 2007 and $250,000 which is due no later than June 29, 2007. At December 31, 2006, accrued loss on sublease totaled $1.2 million. The Company expects to pay out approximately $1.9 million related to lease payments, net of sublease rental, in the next twelve months

The Company’s long-term cash needs are related to the costs of growing its current business as well as prospective businesses to be acquired, including capital expenditures and working capital. In addition, the Company will make required payments on its senior unsecured convertible debentures, to the extent that the Company does not elect to make these payments in stock, payments on Tranche B of its credit facility, the accrued loss on sublease, liabilities of discontinued operations and the secured note payable made by the Company in connection with the acquisition of substantially all of the operating assets of Clarent Corporation which is due February 2008. The Company expects to meet these cash needs through cash from operations, if any, cash on hand, borrowings under the credit facility or other debt facilities, if available, as well as through possible issuances of equity or debt securities. If sufficient borrowing capacity under a working capital line of credit is unavailable (or if the Company is unable to restructure its existing credit facility in the event that the Company requires additional borrowing capacity), or if the Company is otherwise unable to obtain additional capital or sell assets, then the Company may not be able to meet its obligations and growth plans.

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

Interest Rate Risks

The Company’s notes payable and convertible subordinated debentures at December 31, 2006, carry interest rates which are fixed. Tranche A of the Company’s line of credit with Laurus carries interest rates which vary with the prime rate. Accordingly, if the Company has any indebtedness outstanding under Tranche A of this line, then any increases in the prime rate will reduce the Company’s earnings. A 1% increase in the prime rate on the $2.9 million outstanding under the Company’s line of credit at December 31, 2006 would result in an annual interest expense increase of approximately $290,000.

Foreign Currency Risks

Products sold outside of the United States of America are transacted in U.S. dollars and, therefore, the Company is not exposed to foreign currency exchange risk. Transactions with Verso Canada and Verso

Technologies (UK) Limited, an indirect, wholly owned subsidiary of the Company, present foreign currency exchange risk. The principal transactions are personnel and related costs. The intercompany balance is denominated in U.S. dollars and changes in foreign currency rates would result in foreign currency gains and losses. Using the intercompany balance at December 31, 2006, a 10% strengthening of the U.S. dollar against the Canadian dollar and the British pound would result in a foreign currency transaction loss of approximately $33,000. To date, foreign exchange gains and losses have not been significant.

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

	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter	Quarter	Total Year
	(In thousands, except per share amounts)

2006
Revenue	$6,788	$8,381	$13,352	$14,009	$42,530
Gross profit	2,841	3,347	5,076	5,903	17,167
General and administrative	2,433	2,211	2,743	3,266	10,653
Sales and marketing	1,774	1,801	2,430	2,229	8,234
Research and development	1,779	1,994	1,850	2,182	7,805
Operating income (loss) from continuing operations	(3,608)	(3,061)	(2,481)	(2,979)	(12,129)
Income (loss) from continuing operations	(4,940)	(4,359)	(4,122)	(4,355)	(17,776)
Income (loss) from discontinued operations	—	—	—	—	—

Net loss	$(4,940)	$(4,359)	$(4,122)	$(4,355)	$(17,776)

Net loss per common share — basic and diluted:(2)
Loss from continuing operations	$(0.17)	$(0.13)	$(0.11)	$(0.10)	$(0.51)
Loss from discontinued operations	—	—	—	—	—

Net loss per common share	$(0.17)	$(0.13)	$(0.11)	$(0.10)	$(0.51)

2005
Revenue	$6,606	$8,513	$8,281	$9,473	$32,873
Gross profit	2,820	3,712	3,676	4,481	14,689
General and administrative	2,478	2,366	2,490	2,494	9,828
Sales and marketing	2,211	2,109	2,008	1,941	8,269
Research and development	1,684	1,737	1,655	1,756	6,832
Operating income (loss) from continuing operations	(4,337)	(5,630)	(3,344)	(2,213)	(15,524)
Income (loss) from continuing operations	(4,934)	(6,400)	(4,599)	(3,561)	(19,494)
Income (loss) from discontinued operations	(566)	—	—	—	(566)

Net loss	$(5,500)	$(6,400)	$(4,599)	$(3,561)	$(20,060)

Net loss per common share — basic and diluted:(2)
Loss from continuing operations	$(0.18)	$(0.24)	$(0.17)	$(0.13)	$(0.72)
Loss from discontinued operations	(0.02)	—	—	—	(0.02)

Net loss per common share	$(0.20)	$(0.24)	$(0.17)	$(0.13)	$(0.74)

(1)	Second quarter 2005 net loss included reorganization costs — loss on sublease totaling $2.6 million included in loss from continuing operations.

(2)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

During the quarter ended December 31, 2006, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

Item 9B.	Other Information

On March 7, 2006, the Canada Revenue Agency (the “CRA”) notified 38098 Yukon Inc. (formerly known as MCK Telecommunications Inc.), a corporation organized under the laws of the Yukon Territory (“MCK Canada”) and an indirect wholly owned subsidiary of the Company, that the CRA had completed its international income tax audit of MCK Canada for the period from May 1, 1998 to April 30, 2000 (the “Audit”). As a result of the Audit, the CRA has issued income tax reassessments to MCK Canada. In addition, the Alberta Tax and Revenue Administration (the “ATR”’) has issued reassessments for each year of the Audit.

The key issue under dispute in the audit is the valuation of certain intellectual property that was transferred from MCK Canada to its U.S. parent company, MCK Communications, Inc. (“MCK US”’) in fiscal 1998. MCK US consulted with outside valuation advisors to establish the value of the intellectual property transferred. The CRA and the ATR disagree with such value. The Company and its advisors disagree with the reassessments, and the Company has filed notices of objection with respect thereto with the CRA and the ATR and intends, if necessary, to exhaust all of its rights of appeal in connection therewith.

The Company estimates that, as of March 31, 2007, (i) the amount of taxes allegedly due in respect of the CRA reassessments was approximately U.S. $7.7 million (plus penalties and interest thereon of approximately U.S. $9.1 million); and (ii) the amount of taxes allegedly due in respect of the ATR reassessments was approximately U.S. $3.5 million (plus penalties and interest thereon of approximately U.S. $3.8 million). The Company has been advised by its Canadian and U.S. counsel that no such amounts should be collectible by the CRA or the ATR against the Company or any of its other subsidiaries (other than MCK Canada) and that the ability of the CRA and the ATR to collect such amounts should be limited to the assets of MCK Canada, which have little or no value. Accordingly, no provision for this matter has been recorded in the Company’s financial statements because the Company believes that it will not have a financial statement impact.

On March 29, 2007, the Company paid $250,000 to Paradyne Networks, Inc. (“Paradyne”), which represents the last installment payment to paid by the Company with respect to the intellectual property to be acquired by the Company from Paradyne in connection with the iMarc Acquisition, pursuant to that certain Asset Purchase Agreement, dated as of December 29, 2006, among the Company, Paradyne and, for certain limited purposes, Zhone Technologies, Inc., Paradyne’s parent, as amended by Amendment No. 1 and Amendment No. 2 thereto entered into on January 25, 2007 and February 7, 2007, respectively. In connection with making such payment, Paradyne assigned such intellectual property to the Company.

On March 23, 2007, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Acacia Patent Acquisition Corporation (“APAC”). Under the License Agreement, the Company granted APAC a world-wide, exclusive right and license with respect to the Company’s U.S. Patent No. 6,292,801 and related patent applications (the “Technology”) to license the Technology to third parties and to undertake any enforcement or infringement actions against third parties related to the Technology. The ‘801 patent pertains to a system and method for tracking data resources on a network. Under the License Agreement, the Company will receive a portion of the proceeds resulting from any infringement action or further license of the Technology. Pursuant to the License Agreement, the Company is entitled to continue to use the Technology in its products without charge. APAC may terminate the License Agreement at any time within 60 days of the execution thereof and, in the event of such termination, all rights to the Technology will revert back to the Company.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K will be set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in 2007 (the “Proxy Statement”) under the captions titled “Proposal I: Election of Directors,” “Audit Committee Report,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and such information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K will be set forth in the Proxy Statement under the caption titled “Executive Compensation” and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K will be set forth in the Proxy Statement under the captions titled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plans” and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K will be set forth in the Proxy Statement under the captions titled “Certain Relationships and Related Transactions” and “Proposal 1: Election of Directors” and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K will be set forth in the Proxy Statement under the captions titled “Proposal 2: Ratification of Independent Public Accountants” and such information is incorporated herein by reference.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND RELATED REPORTS

The following consolidated financial statements, financial statement schedule and reports of independent registered public accounting firm are included herein on the pages indicated:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Verso Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Verso Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verso Technologies, Inc. and subsidiaries at December 31, 2006, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respect the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payments, effective January 1, 2006.

/s/  Tauber & Balser, P.C.

Atlanta, Georgia
March 28, 2007

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

/s/  Grant Thornton LLP

Atlanta, Georgia
March 3, 2006

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(In thousands,
	except share data)

ASSETS:
Current assets:
Cash and cash equivalents	$1,134	$1,079
Restricted cash	1,041	1,656
Accounts receivable, net of allowance for doubtful accounts of $1,266 and $742, respectively	10,058	7,336
Inventories	7,184	4,259
Other current assets	1,757	1,939
Current portion of note receivable	324	655

Total current assets	21,498	16,924
Property and equipment, net of accumulated depreciation and amortization of $5,025 and $6,785, respectively	1,807	2,305
Loan issuance costs, net	2,697	15
Investment	745	745
Note receivable, net of current portion	1,810	2,736
Other intangibles, net of accumulated amortization of $2,821 and $1,729, respectively	5,068	2,859
Goodwill	3,224	2,514

Total assets	$36,849	$28,098

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Credit facility	$3,945	$1,269
Accounts payable	2,665	2,309
Accrued compensation	2,268	1,111
Accrued expenses	3,592	2,231
Purchase price payable for acquisition	1,500	—
Current portion of accrued loss on sublease	465	543
Current portion of liabilities of discontinued operations	1,081	1,921
Current portion of convertible debentures	3,375	3,262
Unearned revenue and customer deposits	2,645	2,391

Total current liabilities	21,536	15,037
Accrued loss on sublease, net of current portion	773	1,150
Credit facility, net of current portion	3,938	—
Liabilities of discontinued operations, net of current portion	361	610
Other long-term liabilities	—	50
Notes payable	2,862	2,785
Convertible debentures, net of current portion	4,700	5,627

Total liabilities	34,170	25,259

Commitments and Contingencies
Shareholders’ equity:
Preferred stock, no par value, 210,000 shares authorized and undesignated 164,766 shares issued and none outstanding	—	—
Common stock, $.01 par value, authorized shares of 120,000,000 and 60,000,000; 41,691,911 and 27,310,524 shares issued and outstanding	417	273
Additional paid-in capital	352,303	334,650
Stock payable	—	67
Accumulated deficit	(349,767)	(331,991)
Accumulated other comprehensive loss — foreign currency translation	(274)	(160)

Total shareholders’ equity	2,679	2,839

Total liabilities and shareholders’ equity	$36,849	$28,098

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands, except share data)

Revenue:
Products	$27,880	$18,272	$15,527
Services	14,650	14,601	16,736

Total revenue	42,530	32,873	32,263

Cost of revenue:
Products:
Product costs	14,367	8,414	7,013
Amortization of intangibles	677	568	274

Total cost of products	15,044	8,982	7,287
Services	10,319	9,202	10,026

Total cost of revenue	25,363	18,184	17,313

Gross profit:
Products	12,836	9,290	8,240
Services	4,331	5,399	6,710

Total gross profit	17,167	14,689	14,950

Operating expenses:
General and administrative	10,653	9,828	11,880
Sales and marketing	8,234	8,269	9,771
Research and development	7,805	6,832	6,963
Depreciation and amortization	1,930	2,263	2,518
Amortization of deferred stock compensation, relating to general and administrative	—	7	435
Reorganization costs	674	464	1,414
Reorganization costs — loss on sublease	—	2,550	—

Total operating expenses	29,296	30,213	32,981

Operating loss from continuing operations	(12,129)	(15,524)	(18,031)

Other (expense) income, net:
Other (expense) income	(22)	(58)	259
Equity in income (loss) of investment	(1)	17	56
Interest expense, net, including $3,897, $2,940, and $517 of amortization of loan fees and discount on convertible debentures in each period, respectively	(5,624)	(3,929)	(1,054)

Other (expense) income, net	(5,647)	(3,970)	(739)

Loss from continuing operations before income taxes	(17,776)	(19,494)	(18,770)
Income taxes	—	—	—

Loss from continuing operations	(17,776)	(19,494)	(18,770)

Discontinued operations:
Loss from discontinued operations	—	(566)	(5,229)
Loss on disposal of discontinued operations	—	—	(14,788)

Total loss from discontinued operations	—	(566)	(20,017)

Net loss	$(17,776)	$(20,060)	$(38,787)

Net loss per common share — basic and diluted:
Loss from continuing operations	$(0.51)	$(0.72)	$(0.71)
Loss from discontinued operations	—	(0.02)	(0.20)
Loss on disposal of discontinued operations	—	—	(0.56)

Net loss per common share — basic and diluted	$(0.51)	$(0.74)	$(1.47)

Weighted average shares outstanding — basic and diluted	35,092,598	26,964,227	26,304,773

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

							Notes
					Additional		Receivable			Foreign
	Preferred Stock		Common Stock		Paid-in	Stock	from	Accumulated	Deferred	Currency
	Shares	Amount	Shares	Amount	Capital	Payable	Shareholders	Deficit	Compensation	Translation	Total
	(In thousands, except share data)

BALANCES,
December 31, 2003	—	$—	24,556,223	$245	$307,276	$130	$—	$(273,144)	$(1,012)	$98	$33,593
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(38,787)	—	—	(38,787)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	49	49

Comprehensive loss											(38,738)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	435	—	435
Exercise of stock options and warrants	—	—	80,942	1	12	—	—	—	—	—	13
Reduction of deferred compensation due to reorganization	—	—	—	—	—	—	—	—	570	—	570
Shares issued in employee stock purchase plan	—	—	35,468	—	162	—	—	—	—	—	162
Shares issued in exchange for services	—	—	9,988	—	133	(133)	—	—	—	—	—
Issuance of shares and warrants in private placement, net of associated fees	—	—	1,966,020	20	16,454	—	—	—	—	—	16,474
Stock payable for consulting services						131					131

BALANCES,
December 31, 2004	—	$—	26,648,641	$266	$324,037	$128	$—	$(311,931)	$(7)	$147	$12,640
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(20,060)	—	—	(20,060)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(307)	(307)

Comprehensive loss											(20,367)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	7	—	7
Exercise of stock options and warrants	—	—	25,160	—	21	—	—	—	—	—	21
Issuance of shares in WSECI acquisition	—	—	467,099	5	722	—	—	—	—	—	727
Warrants issued in conjunction with convertible debentures	—	—	—	—	5,084	—	—	—	—	—	5,084
Beneficial conversion on convertible debentures	—	—	—	—	3,590	—	—	—	—	—	3,590
Warrants issued in conjunction with convertible debenture restructuring	—	—	—	—	877	—	—	—	—	—	877
Shares issued in employee stock purchase plan	—	—	50,103	1	43	—	—	—	—	—	44
Shares issued in exchange for services	—	—	119,521	1	276	(133)	—	—	—	—	144
Stock payable for consulting services						72					72

BALANCES,
December 31, 2005	—	$—	27,310,524	$273	$334,650	$67	$—	$(331,991)	$—	$(160)	$2,839
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(17,776)	—	—	(17,776)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(114)	(114)

Comprehensive loss											(17,890)
Issuance of shares in connection with acquisition of Verilink	8,766	2,784	2,900,000	29	2,755	—	—	—	—	—	5,568
Exercise of stock options and warrants	—	—	4,060	—	5	—	—	—	—	—	5
Issuance of shares in WSECI acquisition	—	—	113,997	1	142	—	—	—	—	—	143
Shares issued in private placement	—	—	5,441,154	55	6,833	—	—	—	—	—	6,888
Stock compensation expense	—	—	486,936	5	726	—	—	—	—	—	731
Warrants issued in conjunction with credit facility	—	—	5,000	—	2,121	—	—	—	—	—	2,121
Shares issued in employee stock purchase plan	—	—	17,916	—	18	—	—	—	—	—	18
Conversion of preferred shares to common	(8,766)	(2,784)	2,900,000	29	2,755	—	—	—	—	—	—
Shares issued in lieu of interest & principal	—	—	2,326,139	23	2,059	—	—	—	—	—	2,082
Shares issued in exchange for services	—	—	186,185	2	239	(67)	—	—	—	—	174

BALANCES,
December 31, 2006	—	$—	41,691,911	$417	$352,303	$—	$—	$(349,767)	$—	$(274)	$2,679

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands, except share data)

Operating Activities:
Continuing operations:
Net loss from continuing operations	$(17,776)	$(19,494)	$(18,770)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Equity in income of investment	—	(16)	(56)
Stock based compensation	930	—	—
Non-cash interest expense	675	—	—
Stock issued for services	174	—	—
Depreciation and amortization	2,607	2,839	3,227
Provision for doubtful accounts	513	463	494
Amortization of loan fees and discount on convertible subordinated debentures	3,897	2,940	517
Reorganization costs — loss on sublease	—	2,550	—
Reorganization costs — stock related	—	—	570
Other	(98)	(29)	119
Changes in current operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,127)	(3,745)	511
Inventories	1,521	1,103	(1,212)
Other current assets	32	39	(940)
Accounts payable	244	214	(735)
Accrued compensation	734	(245)	535
Accrued expenses	668	(792)	(445)
Unearned revenue and customer deposits	4	(766)	(651)

Net cash used in continuing operating activities	(9,002)	(14,939)	(16,836)

Discontinued operations:
Loss from discontinued operations	—	(566)	(20,017)
Estimated loss on disposal of discontinued operations	—	—	14,788
Adjustment to reconcile loss from discontinued operations to net cash (used in) provided by discontinued operating activities, rental payments	(1,252)	(1,042)	6,638

Net cash (used in) provided by discontinued operating activities	(1,252)	(1,608)	1,409

Net cash used in operating activities	(10,254)	(16,547)	(15,427)

Investing Activities:
Continuing operations:
Net cash provided by (used in) investing activities for continuing operations — (Increase) decrease in restricted cash	615	(1,656)	2,290
Purchases of property and equipment	(351)	(820)	(2,021)
Purchase of Verilink	(338)	—	—
Purchase of iMarc	(1,036)	—	—
Purchase of WSECI	—	(273)	—

Net cash (used in) provided by investing activities for continuing operations	(1,110)	(2,749)	269

Discontinued operations:
Proceeds from notes receivable	1,420	300	—
Proceeds from sale of discontinued operations	—	4,015	—
Purchases of property and equipment	—	—	(321)
Acquisition of MCK Communications, Inc., net of cash acquired	—	—	(4,263)

Net cash provided by (used in) investing activities for discontinued operations	1,420	4,315	(4,584)

Net cash provided by (used in) investing activities	310	1,566	(4,315)

Net cash used in operating and investing activities, carried forward	(9,944)	(14,981)	(19,742)

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands, except share data)

Net cash used in operating and investing activities, carried forward	(9,944)	(14,981)	(19,742)

Financing Activities:
Net borrowings on line of credit	6,614	1,269	—
Payments of notes payable	—	—	(350)
Payments of convertible debentures	(2,250)	(2,250)	—
Proceeds from convertible debentures, net	—	12,757	—
Proceeds from private placement, net	6,688	—	16,474
Debt issue costs	(1,089)	—	—
Proceeds from issuances of common stock in connection with the exercise of options and warrants, net	24	65	175

Net cash provided by financing activities	9,987	11,841	16,299

Effect of exchange rate changes on cash	12	(15)	23

Increase (decrease) in cash and cash equivalents	55	(3,155)	(3,420)
Cash and cash equivalents at beginning of year	1,079	4,234	7,654

Cash and cash equivalents at end of year	$1,134	$1,079	$4,234

Supplemental disclosure of cash flow information:
Cash payments during the years for:
Interest	$756	$1,269	$468

Income taxes	$6	$(14)	$67

Non-cash investing and financing activities
Common stock consideration for acquisitions:
WSECI — issuance of 113,997 and 467,099 shares of common stock, respectively	$143	$727	$—
Verilink- issuance of 5,800,000 shares of common stock	5,568	—	—
Issuance of note receivable in disposition of MCK	—	3,500	—
Common stock and compensatory options issued in reorganization	—	—	570
Issuance of warrants in conjunction with credit facility	2,121	—	—
Issuance of warrants in conjunction with convertible debentures	—	8,113	—
Issuance of warrants in subordinated debenture restructuring	—	877	—
Issuance of common stock and warrants in exchange for services	—	838	133
Issuance of common stock in lieu of principal	1,407	—	—
Assets acquired and liabilities assumed in conjunction with business acquisitions:
Fair value of assets acquired, excluding cash and restricted cash	5,434	1,509	—
Goodwill and other intangibles	3,868	—	—
Liabilities assumed	(821)	—	—
Equity issued	(5,568)	—	—
Payable issued	(1,539)	—	—

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business and Basis of Presentation

Verso Technologies, Inc., a Minnesota corporation (the “Company”), is a global technology company providing next generation communications network solutions offering a core-to-edge product portfolio to service providers and enterprises. The Company’s product offerings include WiMAX, cellular backhaul, voice over broadband (“VoBB”), voice over internet protocol (“VoIP”), internet access devices (“IAD”), and internet usage solutions which are enabled by the Company’s hardware and software. These products enable customers to reduce communications costs, generate additional revenue and secure and optimize network bandwidth. The Company manufactures, delivers, and supports these hardware, software, and service solutions primarily to large wireline, cellular, wireless and satellite carriers and other customers. The Company’s solutions are used by companies in several industries and government, including mission critical satellite and wireless communications of all kinds.

The Company’s operations include two separate business segments: (i) the Technologies Group, which includes the Company’s softswitching, I-Master, and NetPerformer divisions, the Company’s Telemate.Net Software, Inc. subsidiary (“Telemate.Net”), and the Company’s Verso Verilink, LLC subsidiary (“Verso Verilink”); and (ii) the Advanced Applications Services Group, which includes the Company’s technical applications support group and customer care center. The Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Technologies Group offers software-based solutions (which include hardware) for customers seeking to build converged packet-based voice and data networks. In addition, the Technologies Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices. In 2006, the Technologies Group added the product suites from the Verilink Acquisition and the iMarc Acquisition (each defined below). These products provide access, multiplexing and transport of voice and data services. They have enhanced the Company’s technology offerings, provided substantial revenue to the Company, and delivered two large tier 1 North American customers in ATT and Lucent. The Advanced Applications Services Group includes outsourced technical application services and application installation and training services to both customers of the Technologies Group and outside customers.

On December 29, 2006, the Company purchased certain assets of Paradyne Networks, Inc. (“Paradyne”) related to the business of manufacturing, selling and supporting the iMarc product line (the “iMarc Acquisition”). The iMarc product line is a family of asynchronous transfer mode (ATM), IP service units, and branch monitors that provide intelligent demarcation between carrier and enterprise networks, allowing for easier management. The assets and liabilities related to this acquisition are reflected on the balance sheet as of December 31, 2006 but there are no results of operations included for the year ended December 31, 2006 since the acquisition did not occur until December 29, 2006.

On June 16, 2006, the Company acquired all of the outstanding equity interests (the “Verilink Acquisition”) of Winslow Asset Holdings, LLC (“Holdings”), now known as Verso Verilink, LLC from Winslow Asset Group, LLC (“Group”) pursuant to that certain Securities Purchase Agreement dated as of June 15, 2006 among Verso, Holdings and Group (the “Securities Purchase Agreement”). At the time of the Acquisition, Holdings’ assets consisted of substantially all of the business assets of Verilink Corporation and Larscom Incorporated (together, the “Verilink Sellers”), other than the accounts receivable and certain fixed assets. Holdings’ assets were used by the Verilink Sellers in their business of developing, manufacturing, marketing and selling broadband access solutions for computer networks. The assets and liabilities related to this acquisition are reflected on the balance sheet as of December 31, 2006 and the results of operations since June 16, 2006 are included.

In January 2005, the Company sold substantially all of the operating assets of its NACT Telecommunications, Inc., now known as Provo Pre-Paid (Delaware) Corp. (“NACT”) and MCK Communications, Inc., now known as Needham (Delaware) Corp. (“MCK”) businesses to better focus the Company’s capital and management resources on areas which the Company believes have greater potential given its strategy to focus on next-generation network and solutions and to improve cash utilization. In addition, the Company disposed of its NACT business because the Company wanted to move toward an open-standards, pre-paid next-generation solution that could better address

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Business and Basis of Presentation — (Continued)

growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers. The Company acquired the I-Master platform from WSECI, Inc., a Delaware corporation formerly known as Jacksonville Technology Associates, Inc. (“WSECI”), in March 2005 after forming a strategic partnership with WSECI in the latter half of 2004. The Company believes that this platform permits it to offer a better solution.

On October 11, 2005, the Company effected a 1-for-5 reverse stock split of the Company’s outstanding common stock, pursuant to which every five (5) shares of the Company’s common stock outstanding on such date were converted into one (1) share of the Company’s common stock (the “Reverse Split”). This Reverse Split has been reflected retroactively throughout the Company’s Form 10-K.

The consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including Telemate.net; Clarent Canada Ltd., now known as Verso Technologies Canada Inc. (“Verso Canada”), Verilink, MCK and NACT. MCK and NACT are reflected in discontinued operations. These subsidiaries were acquired and were all accounted for as purchases (see Note 5).

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss.

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

Unearned revenue generally represents amounts collected for which revenue has not yet been recognized. It is principally comprised of deferred maintenance revenue.

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

Cash Equivalents

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2006 and 2005 of approximately $1,530,000 and $642,000, respectively, consist primarily of money market investments, which are recorded at cost, which approximates market.

The Company had $1.0 million and $1.7 million of restricted cash as December 31, 2006 and 2005, respectively. At December 31, 2006, the restricted cash is equal to the aggregate amount of the interest originally scheduled to accrue through the two year anniversary date of the senior unsecured convertible debentures less amounts paid through December 31, 2006 and the restricted cash is being released as quarterly interest payments are made, which began April 2006.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts that management expects to collect. The Company is required to estimate the collectibility of its trade receivables. Considerable judgment is required in assessing the ultimate realization of these receivables, including the creditworthiness of each customer. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current telecommunications and general economic environments. The Company determines the allowance for doubtful accounts based on a specific review of outstanding customer balances plus a general reserve based on the aging of customer accounts and write-off history. An account is written off once all reasonable collection efforts have been exhausted.

Credit, Customer and Vendor Concentrations

The Company’s accounts receivable potentially subjects the Company to credit risk. While the Company has purchase-money-security-interests in its equipment sold on credit terms, the Company does not seek to perfect or claim a security interest in international or small dollar value equipment sales and services.

As of December 31, 2006, the Company’s Technologies Group had two customers that accounted for 12% and 13%, respectively, of the Company’s gross accounts receivable. During the year ended December 31, 2006, one of the Company’s customers accounted for greater than 10% of the Company’s revenue.

As of December 31, 2005, the Company’s Technologies Group had two customers that accounted for 13% and 10%, respectively, of the Company’s gross accounts receivable. During the year ended December 31, 2005, none of the Company’s customers accounted for greater than 10% of the Company’s revenue.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Summary of Significant Accounting Policies and Practices — (Continued)

During the year ended December 31, 2004, one customer from the Company’s Advanced Application Services Group accounted for 17% of the Company’s total revenue and one customer from the Company’s Technologies Group accounted for 14% of the Company’s total revenue.

Inventories

Inventories consist primarily of purchased electronic components, and are stated at the lower of cost or market. Cost is determined by using average cost.

Inventories as of December 31, 2006 and 2005 are comprised of the following (in thousands):

	December 31,
	2006	2005

Raw materials	$5,157	$3,026
Work in process	78	5
Finished goods	1,949	1,228

Total inventories	$7,184	$4,259

The inventory amounts noted are net of excess and obsolete allowances of $1.7 million and $1.2 million for the years ended December 31, 2006 and 2005, respectively.

On July 18, 2006, the Company entered into an agreement (the “CM Agreement”) with CM Solutions, Inc. (“CM”), the Company’s contract manufacturer of its Verilink product line. Pursuant to the CM Agreement, CM has purchased certain electrical components valued at $2.0 million from the Company for use in the manufacture of finished goods to be purchased by the Company. In addition, the Company has agreed to assign to CM an additional amount of unused electrical components valued at $2.0 million for which title will remain with the Company. The Company has an obligation under the CM Agreement to purchase during the first two years, products assembled by CM using electrical components valued at $2.0 million (the “Assembled Products”). Furthermore, the Company has agreed to submit purchase orders to CM in a minimum amount of $2.0 million per quarter for the next three years or until the obligation to purchase the Assembled Products has been satisfied.

In connection with executing the CM Agreement, the Company and CM entered into a three-year Manufacturing Agreement which sets forth the terms and conditions under which CM shall manufacture the Assembled Products. As of December 31, 2006, CM had used $966,000 of electrical components in the manufacture of the Assembled Products, reduced the outstanding commitment to utilize $2.0 million of electrical components in the first two years of the agreements to approximately $1.0 million which reduced the inventory currently assigned to CM to approximately $1.0 million. The remaining assigned inventory is reflected as inventory on the balance sheet as of December 31, 2006. The assigned inventory is not eligible for inclusion in the borrowing base under the Company’s credit agreement with Laurus Master Fund, Ltd. (“Laurus”), which the Company entered into on September 20, 2006.

Property and Equipment

Property and equipment, consisting principally of computer equipment, are stated at cost or, if acquired through a business acquisition, at fair value. Depreciation is computed using the straight-line method over estimated useful lives, ranging from two to ten years. Upon retirement or disposal of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in operating loss from continuing operations. Maintenance and repairs are charged to expense as incurred.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Summary of Significant Accounting Policies and Practices — (Continued)

Property and equipment are summarized as follows (in thousands):

	December 31,
	2006	2005

Computers and equipment	$4,985	$5,511
Purchased software	1,263	1,844
Furniture and fixtures	270	386
Leasehold improvements	314	1,349

	6,832	9,090
Less accumulated depreciation and amortization	(5,025)	(6,785)

Net property and equipment	$1,807	$2,305

Depreciation expense for the year ended December 31, 2006, 2005 and 2004 were $1.5 million $2.1 million and $2.3 million, respectively.

Purchased software represents the cost of purchased integration software tools and the cost of internal use software acquired in connection with business combinations. It also includes the cost of licenses to use, embed and sell software tools developed by others. These costs are being amortized ratably based on the projected revenue associated with these purchased or licensed tools and products or based on the straight-line method over three years, whichever method results in a higher level of annual amortization. Amortization expense related to purchased software amounted to approximately $304,000, $412,000 and $404,000 in 2006, 2005 and 2004, respectively. Accumulated amortization related to purchased software totaled approximately $1.1 million and $1.4 million at December 31, 2006 and 2005, respectively.

Goodwill and Other Intangibles

Intangible assets represent the excess of cost over the fair value of net assets acquired and identified other intangible assets which consist of current technology and customer relationships. The current technology is amortized on a straight-line basis over its estimated useful life of three years. The customer relationships are amortized on a straight-line basis over their estimated useful life of three to ten years. Goodwill associated with acquisitions is not being amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142”).

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Summary of Significant Accounting Policies and Practices — (Continued)

Goodwill and other intangible assets consist of the following (in thousands):

	Amortization	December 31,
	Period in Months	2006	2005

Intangibles subject to amortization:
Current technology	36 months	$2,328	$2,185
Customer relationship	36-120 months	5,561	2,403

Weighted average months	76 months	7,889	4,588

Accumulated amortization:
Current technology		(1,685)	(1,008)
Customer relationship		(1,136)	(721)

Net intangibles subject to amortization		5,068	2,859
Goodwill		3,224	2,514

Total goodwill and other intangibles		$8,292	$5,373

Other intangibles- current technology increased by $143,000 attributable to additional contingent consideration per the Asset Purchase Agreement for the WSECI acquisition during the year ended December 31, 2006. Other intangibles- customer relationship increased by $1,258,000 and $1,900,000 for the Verilink and iMarc acquisitions, respectively, during the year ended December 31, 2006.

Goodwill increased $710,000 attributable to the iMarc acquisition during the year ended December 31, 2006. There was no change in the Company’s goodwill during the year ended December 31, 2005. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization.

Estimated annual amortization expense is as follows (in thousands):

Amortization

2007	1,798
2008	1,156
2009	917
2010	715
2011	241
Thereafter	241

$5,068

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations.

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

Goodwill not subject to amortization is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The annual impairment test was conducted as of December 31, 2006 and 2005 and no impairment was indicated.

Warranties

The Company provides a basic limited warranty for its products for one year except for certain product families which provide a warranty period of 3 years, 5 years or as required by specific contract. The Company estimates the costs that may be incurred under its basic limited warranty and for extension thereof and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Warranty liability activity for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004

Balance beginning of year	$268	$282	$265
Warranty liability from acquisitions	546	—	—
Provision for warranty costs	138	199	168
Warranty expenditures	(300)	(213)	(151)

Balance end of year	$652	$268	$282

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

Cash and cash equivalents, restricted cash, accounts receivable, investment and notes receivable, accrued expenses, accounts payable: The carrying amounts reported in the consolidated balance sheets approximate their fair value.

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

Research and development costs

Research and development costs are expensed as incurred.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Summary of Significant Accounting Policies and Practices — (Continued)

Legal costs

Legal costs associated with litigation and loss contingencies other than those associated with discontinued operations are charged to expense as services are rendered.

Stock-Based Compensation Plan

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

Effective January 1, 2006, the Company adopted Statement 123(R) using the modified prospective method and, therefore, reflect compensation expense in accordance with the SFAS 123(R) transition provisions. Under the modified prospective method, prior periods are not restated to reflect the impact of adopting the new standard at earlier dates.

As a result of the adoption of Statement 123(R), the Company recorded $352,000 of stock-based compensation expense for the year ended December 31, 2006 related to our employee stock options. Had the Company continued to account for these options under APB 25 the Company would have recorded no such expense. After recording the expense through December 31, 2006, there remained approximately $2,421,000 of unrecognized compensation cost related to unvested employee stock options to be recognized over the next 2.8 years.

The Company used the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at grant date of the options. The Black-Scholes method uses several assumptions to value an option. The Company used the following assumptions:

•	Expected Dividend Yield — because we do not currently pay dividends, our expected dividend yield is zero.

•	Expected Volatility in Stock Price — reflects the historical change in our stock price over the expected term of the stock option.

•	Risk-free Interest Rate — reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option.

•	Expected Life of Stock Option — reflects the simplified method to calculate an expected life based on the midpoint between the vesting date and the end of the contractual term of the stock award.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

Year Ended December 31,	2006	2005	2004

Expected Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility in Stock Price	112.00%	105.00%	112.00%
Risk-Free Interest Rate	4.43%	4.30%	3.00%
Expected Life of Stock Option — Years	9.8	4	4
Weighted Average Fair Value at Grant Date	$1.07	$1.25	$4.40

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

	Year Ended December 31,
	2005	2004

Net loss, as reported	$(20,060)	$(38,787)
Add: Stock-based compensation expense included in net loss	7	435
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(708)	(2,615)

Pro forma net loss	$(20,761)	$(40,967)

Net loss per common share
As reported	$(0.74)	$(1.47)
Pro forma	(0.77)	(1.56)

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

Net Loss Per Share

Basic and diluted net loss per share are computed in accordance with SFAS No. 128, “Earnings Per Share,” using the weighted average number of common shares outstanding. The diluted net loss per share for the twelve-month periods ended December 31, 2006, 2005 and 2004 does not include the effect of the common stock equivalents, calculated by the treasury stock method, as their impact would be antidilutive. Using the treasury stock method, excluded common stock equivalents are as follows:

	2006	2005	2004

Shares issuable under conversion of preferred stock	1,152,055	—	—
Shares issuable under stock options	3,488	51,704	581,276
Shares issuable pursuant to warrants to purchase common stock	253,831	6,421	7,449

	1,409,374	58,125	588,725

See Notes 6,7,10 and 11 for disclosure of all warrants to purchase common stock and shares issuable under stock options.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. The statement requires additional disclosures in the consolidated financial statements; it does not affect the Company’s financial position or results of operations. Comprehensive loss has been included in the Consolidated Statements of Shareholders’ Equity for the three-year period ended December 31, 2006.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Summary of Significant Accounting Policies and Practices — (Continued)

Segment and Geographic Information

In accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has two reportable operating segments, the Technologies Group and the Advanced Application Services Group. Following the acquisition of substantially all the operating assets of Clarent in February 2003, the Company began conducting research and development in Canada. International sales of the Company’s products and services continue to originate only from the United States.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109.” FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Specifically under FIN 48, the tax benefits from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based upon the technical merits of the position. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As prescribed in the interpretation, the cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings at January 1, 2007. We will adopt FIN 48 effective January 1, 2007 as required. We are presently evaluating whether the adoption of this interpretation will have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is intended to increase consistency and comparability among fair value estimates used in financial reporting. As such, SFAS No. 157 applies to all other accounting pronouncements that require (or permit) fair value measurements, except for the measurement of share-based payments. SFAS No. 157 does not apply to accounting standards that require (or permit) measurements that are similar to, but not intended to represent, fair value. Fair value, as defined in SFAS No. 157, is the price to sell an asset or transfer a liability and therefore represents an exit price, not an entry price. The exit price is the price in the principal market in which the reporting entity would transact. Further, that price is not adjusted for transaction costs. SFAS No. 157 is effective For fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied. We are currently assessing the impact of adoption of SFAS No. 157.

3.	Mergers and Acquisitions

Acquisition of iMarc product line business

On December 29, 2006, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Paradyne and, for certain limited purposes, Zhone Technologies, Inc., Paradyne’s parent (“Zhone”), pursuant to which the Company has (i) purchased certain assets from, and assumed certain liabilities of, Paradyne relating to its business (the “Business”) of manufacturing, selling and supporting the iMarc product line for an aggregate purchase price of $2.5 million and (ii) agreed to purchase certain other remaining assets relating to the Business as provided in the Purchase Agreement (collectively the transactions described in subclauses (i) and (ii) above, the “Acquisition”). Since July 1, 2006, Verso Verilink, LLC, a wholly-owned subsidiary of the Company, has served pursuant to a Reseller Agreement (the “Reseller Agreement”) as a non-exclusive reseller within the United States for certain Zhone products. The amount of consideration paid or to be paid by the Company pursuant to the

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Mergers and Acquisitions — (Continued)

Purchase Agreement was determined as a result of arms’ length negotiations between the Company and Zhone and Paradyne.

The iMarc product line is closely aligned with the Verso portfolio and distribution model, which Verso recently expanded as a result of the June 2006 acquisition of the assets of Verilink Corporation. In particular, the iMarc product line strengthens Verso’s access offerings, substantially expands its Tier-1 customer base, and is complementary to the Verso Verilink WanSuite® product line. Prior to the acquisition of the iMarc product line, Verso served as a reseller of Zhone products and therefore has strong existing knowledge of the products and market, as well as long-term relationships with relevant senior management.

Pursuant to the Purchase Agreement, on December 29, 2006 (the “Closing Date”), the Company acquired from Paradyne certain engineering equipment and service contracts relating to the Business, assumed from Paradyne certain liabilities relating to the Business as specified in the Purchase Agreement and paid to Paradyne $1.0 million in cash in connection with the foregoing. The Company utilized its borrowing availability under its existing Credit Facility with Laurus to fund the $1.0 million paid on the Closing Date.

On the Closing Date, the Company and Paradyne also entered into (i) a License Agreement pursuant to which Paradyne has licensed to the Company rights to certain intellectual property relating to the Business on an exclusive basis (the “Transferred IP”) through January 19, 2007 and rights to certain other intellectual property relating to the Business on a non-exclusive basis for perpetuity (provided that the Company completes the purchase of the Transferred IP from Paradyne as provided in the Purchase Agreement); and (ii) an Adaptation of Reseller Agreement which modifies and supplements the Reseller Agreement to provide that Paradyne shall provide certain contract manufacturing services to the Company with respect to the iMarc products through June 30, 2007.

The Purchase Agreement provides that (i) on January 19, 2007, the Company shall acquire from Paradyne the Transferred IP for a cash purchase price of $1.5 million payable on such date; and (ii) no later than July 3, 2007, the Company shall acquire from Paradyne certain inventory and manufacturing equipment relating to the Business for a cash purchase price equal to the value of the inventory payable no later than the date of such acquisition.

The $1.5 million purchase price which was unpaid as of December 31, 2006 is reflected as purchase price payable for acquisition in the consolidated balance sheet at December 31, 2006.

On January 25, 2007, the Company entered into Amendment No. 1 (the “Amendment”) to the Purchase Agreement. The principal purpose of the Amendment was to extend to January 31, 2007 the date on which the Company is required to pay the additional $1.5 million in exchange for the assignment to the Company of certain intellectual property that Paradyne had theretofore licensed to the Company (the “Intellectual Property”), all as contemplated by the Purchase Agreement. Previously, the Company was obligated to make such payment on January 19, 2007, but Paradyne and Zhone waived compliance with the obligation as part of the Amendment. The Amendment also amends (i) the terms of the covenant not to compete to which Zhone and Paradyne (and their respective controlled affiliates) are subject, and (ii) certain exhibits and schedules to the Asset Purchase Agreement, although the Company does not believe that any such amendments are material to the Company.

After January 25, 2007, the Company, Paradyne and Zhone agreed in principle to further amend the Purchase Agreement, as modified by the Amendment, to provide that (i) the $1.5 million otherwise payable by the Company to Paradyne on January 31, 2007 in exchange for the assignment to the Company of the Intellectual Property will be payable by the Company in three installments of $1.0 million, $250,000 and $250,000 on January 31, 2007, March 31, 2007 and June 30, 2007, respectively; (ii) Paradyne will continue to license the Intellectual Property to the Company, subject to the payment of each such installment; and (iii) Paradyne will assign the Intellectual Property to the Company on June 30, 2007, subject to the receipt of the final payment (collectively, the “Further

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Mergers and Acquisitions — (Continued)

Agreement”). The Company Paradyne and Zhone documented this Further Agreement on February 7, 2007 as described below.

On February 7, 2007, the Company entered into Amendment No. 2 (“Amendment No. 2”), effective as of January 31, 2007, to the Purchase Agreement, as previously amended by Amendment No. 1 thereto, which Amendment No. 2 memorialized, with some modification, the parties agreement in principle on January 31, 2007 as described above. The original Purchase Agreement, as amended by Amendment No. 1, required the Company to pay Paradyne by January 31, 2007 $1.5 million in exchange for the assignment to the Company of certain intellectual property. As a result of entering into Amendment No. 2, the Company is obligated to pay Paradyne $1,250,000 in exchange for the assignment to the Company of the intellectual property, of which $1.0 million was paid on January 31, 2007 and $250,000 is payable on March 30, 2007, and upon such payment Paradyne will so assign such intellectual property. In addition, pursuant to Amendment No. 2, the Company is obligated to pay to Paradyne $250,000 no later than June 29, 2007 in exchange for Paradyne’s sale to the Company upon receipt of such payment of certain manufacturing equipment previously required to be sold in connection with the payment for the intellectual property. Amendment No. 2 also amends the terms of the covenant not to compete to which Zhone and Paradyne (and their respective controlled affiliates) are bound in light of the amended payment terms described above.

The iMarc Acquisition was recorded under the purchase method of accounting, and the estimated purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The total purchase price of $2,575,000 consisted of (i) $1 million in cash at closing; (ii) three installments of $1.0 million, $250,000 and $250,000 paid January 31, 2007 and due March 31, 2007 and June 29, 2007, respectively; and (iii) direct transaction costs of approximately $75,000. A summary of the total purchase consideration is as follows (in thousands):

Cash paid and due to be paid by June 29, 2007	$2,500
Direct transaction costs	75

Total purchase consideration	$2,575

Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible assets based on their estimated fair values as of the date of acquisition. Based on management’s estimate of fair values, the estimated purchase price was allocated as follows (in thousands):

Purchase
Price
Allocation

Tangible assets:
Property & equipment, net	$180
Other assets	15
Goodwill	710
Other Intangible Assets- customer relationship	1,900
Liabilities assumed	(230)

Total estimated purchase price allocation	$2,575

Acquisition of Business Assets of Verilink

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

described in Note 10 — Shareholders’ Equity. The Verilink Acquisition bolsters the Company’s product offerings and adds several domestic Tier-1 relationships. The Verilink product suite includes products that provide access, multiplexing and transport of voice and data services that extend legacy networks as well as next generation converged access solutions that deliver voice, data and video to business customers.

The Verilink Acquisition was recorded under the purchase method of accounting, and the estimated purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The total purchase price of $5,906,000 consisted of (a) 2,900,000 shares of the Company’s common stock issued upon consummation of the Verilink Acquisition and valued at approximately $2,784,000, using a fair value per share of $0.96; (b) 8,766 shares of the Company’s Series C preferred stock issued upon consummation of the Verilink Acquisition and valued at approximately $2,784,000, which equals the fair value of the common stock since the preferred shares were automatically convertible into 2,900,000 common shares; and (c) direct transaction costs of approximately $338,000. The fair value of the Company’s common stock issued was determined using the eleven-trading-day average price surrounding the date the assets were sold by the Verilink Sellers (June 15, 2006). A summary of the total purchase consideration is as follows (in thousands):

Value of common stock issued	$2,784
Value of Series C preferred stock issued	2,784
Direct transaction costs	338

Total purchase consideration	$5,906

The Company acquired the Verilink business assets as a result of the acquisition of Holdings, which acquired the business assets directly from Verilink Sellers on June 15, 2006. In connection with the acquisition, Group appointed the Company as sole collection agent for the Verilink receivables that Group retained. In connection with this collection arrangement, the Company receives a collection fee equal to 50% of the initial $750,000 of Verilink receivables it collects and 25% of the remaining Verilink. As of December 31, 2006, the Company had earned approximately $629,000 in collection fees upon collection of Verilink receivables. Such collection fees have been recorded as part of the net assets acquired. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible assets based on their estimated fair values as of the date of acquisition. Based on management’s estimate of fair values, the estimated purchase price was allocated as follows (in thousands):

Purchase
Price
Allocation

Tangible assets:
Inventories	$4,446
Property & equipment, net	499
Other assets	294
Other Intangible Assets	1,258
Liabilities assumed	(591)

Total estimated purchase price allocation	$5,906

WSECI, Inc.

On March 31, 2005, the Company acquired substantially all of the operating assets of WSECI pursuant to the Asset Purchase Agreement (“WSECI Asset Purchase Agreement”) dated as of February 23, 2005 by and among the Company, WSECI and all of the shareholders of WSECI. WSECI is a provider of an internet protocol-based,

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

Pursuant to the WSECI Asset Purchase Agreement, the Company may become obligated to issue to WSECI additional contingent consideration of up to $5.0 million based on the sales of certain WSECI products and services. The initial $500,000 of such contingent consideration was earned by WSECI based upon specific customer transactions the Company completed, and the remaining $4.5 million of the contingent consideration may be earned by WSECI based on the revenue generated from the WSECI assets during the 18-month period following the acquisition, which revenue must equal a minimum of $88.0 million during such period in order for all of such remaining contingent consideration to be earned. The contingent consideration is payable in cash or shares of the Company’s common stock at the election of the Company. During the year ended December 31, 2005, under this provision, the Company issued an additional 277,099 shares of the Company’s common stock with a fair value of $396,000. In addition, during the year ended December 31, 2006, under this provision, the Company issued an additional 113,997 shares of the Company’s common stock with a fair value of $143,000. The additional shares issued were recorded as an increase in other intangibles-current technology which is being amortized over the remaining estimated life of the original purchased technology. In accordance with the terms of the agreement, the only additional stock payment that would be due as additional contingent consideration has been determined to be 62,950 shares of the Company’s common stock with a fair value of $70,504. These shares were issued in February 2007. This will further increase the amount of the purchase price allocated to other intangible assets and will be amortized over the remaining useful life of the asset in 2007.

The adjusted allocation of the costs of the acquisition of WSECI (initial cost plus contingent payments) is as follows (in thousands):

WSECI

Property and equipment	$52
Accounts receivable	93
Other intangibles	1,507

Cost of acquisition	$1,652

The following unaudited pro forma information presents the results of continuing operations of the Company as if the Verilink Acquisition and the iMarc Acquisition had taken place on January 1, 2005 (in thousands, except per share amounts). Certain adjustments have been made to reflect the impact of the purchase transaction. These pro forma results have been prepared for comparative purposes only and are not indicative of what would have occurred had the acquisition been made at the beginning of the respective periods, or of the results which may occur in the future (in thousands, except per share amounts):

	2006	2005

Revenues	$61,933	$90,250
Loss from continuing operations	(21,946)	(19,457)
Net Loss	(21,946)	(20,023)
Loss from continuing operations per common share — basic and diluted	(0.60)	(0.65)
Netloss per common share — basic and diluted	$(0.60)	$(0.67)
Weighted average shares outstanding — basic and diluted	36,391	29,864

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Unconsolidated Affiliates

Shanghai BeTrue Infotech Co., Ltd.

On October 1, 2002, the Company acquired a 51% ownership interest but a minority voting interest in Shanghai BeTrue Infotech Co., Ltd. (“BeTrue”). The remaining 49% interest in BeTrue is owned by Shanghai Tangsheng Investments & Development Co. Ltd (“Shanghai Tangsheng”). The joint venture provides the Company with a distribution channel in the China and Asia-Pacific region for the Company’s application-based Voice over Internet Protocol gateway solutions, billing systems, value-added applications and web filtering solutions. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated. The Company determined that since BeTrue was a business, BeTrue did not fall under the scope of the Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” and there was no impact on the Company’s financial position or results of operations.

The Company purchased the 51% interest in BeTrue for $100,000 from NeTrue Communications, Inc., Shanghai Tangsheng’s former joint venture partner. The Company also contributed to the joint venture certain next-generation communication equipment and software valued at approximately $236,000 and cash in the amount of $100,000.

Summarized financial information reported by this affiliate for the years ended December 31, 2006, 2005 and 2004 (in thousands) are as follows:

	2006	2005	2004

Operating results:
Revenues	$3,558	$2,224	$2,713

Operating (loss) income	$196	$28	$93

Net income (loss)	$(2)	$33	$110

5.	Discontinued Operations

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

The loss on the sale of the NACT business recorded in 2004 totaled $11.4 million. The loss includes a reduction in net asset values of approximately $10.9 million and a provision for estimated closing costs and expenses of approximately $500,000. The loss on the sale of the MCK business recorded in 2004 totaled $3.4 million. The loss includes a reduction in net asset values of approximately $2.9 million and a provision for estimated closing costs and expenses of approximately $500,000.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Discontinued Operations — (Continued)

Summary operating results of the discontinued operations (in thousands) are as follows:

	2006	2005	2004

Revenue	$—	$212	$18,889

Gross (loss) profit	—	(27)	8,074

Operating loss	—	(566)	(5,229)
Loss on disposal of discontinued operations	—	—	(14,788)

Loss from discontinued operations	$—	$(566)	$(20,017)

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

Assets and liabilities of discontinued operations (in thousands) are as follows:

	December 31,
	2006	2005

Assets of discontinued operations:
Notes receivable	$2,134	$3,391

Liabilities of discontinued operations:
Accrued rent, net of prepaid rent	$792	$1,707
Other liabilities	650	824

Liabilities of discontinued operations	$1,442	$2,531

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

On June 30, 2006, in connection with the completion of the admission (“Admission”) of Citel U.K.’s entire issued share capital to the AIM market of the London Stock Exchange plc (“AIM”), the Company and Citel amended the Note such that the principal balance of the Note becomes due and payable as follows: $870,000 to be paid within one business day of Admission, followed by six monthly installments of $75,000 commencing 12 months from the date of Admission, and all remaining outstanding principal and accrued interest under the Note being due and payable on January 21, 2008. The $870,000 was received in July 2006. The Company agreed to irrevocably waive its rights to be prepaid the Note in accordance with the terms of the Note as a result of (and limited

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Discontinued Operations — (Continued)

to the transactions associated with) the Admission; however the waiver given by the Company does not waive any subsequent right to be prepaid under the Note in accordance with its terms.

Accrued rent relates primarily to several leases for buildings and equipment that are no longer being utilized in continuing operations. The accrual is for all remaining payments due on these leases less estimated amounts to be paid by any sublessors. The accrual contains one lease with total payments remaining through January 31, 2010 of $1.2 million and assumes that the building will be sub-leased for approximately 58% of the total lease liability over the remaining term of the lease.

In the second quarter of 2006, the Company prepaid the remaining lease obligations through March 31, 2007 totaling $1,223,000 for the lease related to the former MCK headquarters lease in order to release a $1,551,000 letter of credit which was reducing the Company’s borrowing capacity by the same amount. Sublease payments of $114,000 will continue on this facility remaining through March 2007.

The activity in the liabilities of discontinued operations (in thousands) was as follows:

	2006	2005	2004

Balance beginning of year	$2,531	$3,029	$4,579
Lease payments, net of sublease receipts	(914)	(677)	(780)
Other payments	(56)	(358)	(770)
Estimated costs of disposal of discontinued operations		1,000	—
Legal and other costs of disposal	(119)	(463)	—

Balance end of year	$1,442	$2,531	$3,029

6.	Financing Arrangements

On September 20, 2006, the Company entered into a Security Agreement (the “Security Agreement”) with Laurus which provides for a three-year, $14.0 million revolving credit facility (the “Credit Facility”). The Credit Facility with Laurus replaces the Company’s prior $10.0 million credit facility with Silicon Valley Bank (“Silicon”).

The Credit Facility with Laurus consists of two tranches: (i) an $8.0 million tranche, the availability of which is subject to a borrowing base (“Tranche A”); and (ii) a $6.0 million tranche, of which $4.0 million was immediately available, of which an additional $1 million was made available in connection with the iMarc acquisition at December 31, 2006 and the remaining $1 million of which will be available when the Company generates EBITDA (earnings before interest, income taxes, depreciation and amortization and non-cash stock compensation expense) in excess of $500,000 in any one fiscal quarter (“Tranche B”). Borrowing availability under Tranche B is not subject to a borrowing base. Borrowing ability under Tranche A is determined pursuant to a formula which is based on the value of the Company’s eligible accounts receivables and inventory. Borrowings under Tranche A accrue interest at a rate of prime rate plus 2%, provided that the interest rate shall not be less than 9% (10.25% at December 31, 2006). Borrowing ability under Tranche B is available immediately but the $6.0 million availability limit under Tranche B will be reduced by $187,500 per month beginning February 1, 2007, and borrowings under Tranche B accrue interest at a fixed rate of 15%. Borrowings under the Credit Facility shall be made first under Tranche B to the extent of availability thereunder and then under Tranche A to the extent of availability thereunder.

The Company’s obligations under the Credit Facility are secured by a first priority security interest in all of the Company’s assets and a pledge of all of the outstanding equity interests of Telemate.net and Verilink. Under the terms of the Security Agreement, the Company may not declare dividends or incur any additional indebtness without the consent of Laurus.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Financing Arrangements — (Continued)

In connection with the Credit Facility, the Company issued to Laurus (i) a perpetual warrant to purchase 600,000 shares of the Company’s common stock, at an exercise price of $.01 per share; and (ii) a five-year warrant to purchase 1,321,877 shares of the Company’s common stock at an exercise price of $0.91 per share, which was the average closing price of the common stock for the ten-trading day period immediately prior to the closing of the Credit Facility. The exercise price of the warrants and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment for stock splits, stock dividends, recapitalizations and similar corporate events but not for any other dilutive events.

The value of the warrants issued to Laurus to purchase 600,000 shares and 1,321,877 shares of common stock was $554,000 and $958,000, respectively, and such amounts plus fees and expenses of $548,000 have been recorded as loan issuance costs. In connection with the Credit Facility, on September 20, 2006, the Company issued a placement agent (“Agent”) a five-year warrant to purchase 192,000 shares of common stock at an exercise price of $1.25 per share as partial consideration for business advisory services rendered to the Company (the “Placement Agent Warrant”). The value of the Placement Agent Warrant issued was $132,000 and was recorded as loan origination fees and is being amortized over the term of the Credit Facility. Pursuant to the Security Agreement, the Company paid Laurus Capital Management, LLC, an affiliate of Laurus, a fee of 3.5% of the total facility amount, or $490,000, plus expenses. The fees were recorded as loan origination fees and is being amortized over the term of the Credit Facility.

The Company has also agreed to issue to Laurus a five-year warrant to purchase 660,939 shares of common stock at an exercise price of $0.91 per share (the “Additional Warrant”) upon the earlier of (i) the date which is 18 months after the date of the closing of the Credit Facility and (ii) the date upon which the borrowing availability under Tranche B equals $6.0 million (without regard to the monthly deductions thereto commencing on February 1, 2007). The Additional Warrant is on substantially the same terms as the warrant to purchase 1,321,877 shares of common stock.

In connection with the iMarc Acquisition, the Company obtained from Laurus its consent to the iMarc Acquisition and its waiver of certain conditions under the Credit Facility which the Company would otherwise have been required to satisfy before having access to additional borrowing availability under the Credit Facility. In exchange for such consent and waiver, the Company issued to Laurus on December 29, 2006 a perpetual warrant to purchase 150,000 shares of the Company’s common stock (the “Common Stock”) at an exercise price of $.01 per share (the “Penny Warrant”). In addition, the Company issued to Laurus a five-year warrant to purchase 330,470 shares of Common Stock at an exercise price of $0.91 per share, which warrant the Company was obligated to issue under the Credit Facility upon the increase in borrowing availability thereunder (the “Additional Warrant” and, together with the Penny Warrant, the “Warrants”). The Warrants are subject to adjustment for stock splits, stock dividends, recapitalizations and similar corporate events but not for any other dilutive events.

The total loan issuance costs for the Laurus Credit Facility in 2006 was $3.0 million including the value of the warrants issued to Laurus and to the Placement Agent of $2.1 million. Loan issuance costs are recognized in accordance with APB 21, “Interest on Receivable and Payables,” and are recorded as a deferred charge on the Company’s balance sheet. The Company amortizes these costs over the original term of the notes. Amortization is calculated based on the interest method for Tranche B or straight line method for Tranche A based on an allocation of the costs over the relative fair values of the line of credit and term debt.

During the years ended December 31, 2006, 2005 and 2004, the Company recorded interest expense from the amortization of the loan issuances costs of approximately $528,000, $134,000 and $338,000, respectively. In 2006 in connection with the termination of the Silicon Credit Agreement, the Company expensed the unamortized portion of the loan origination fees of approximately $101,000. The unamortized loan origination fees associated with the Laurus Credit Facility totaled approximately $2.7 million at December 31, 2006.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Financing Arrangements — (Continued)

In connection with the Credit Facility and to evidence the transactions contemplated thereby, the Company also entered into an Intellectual Property Security Agreement, a Stock Pledge Agreement, a Secured Non-Convertible Tranche A Revolving Note and a Secured Non-Convertible Tranche B Revolving Note, as well as a Registration Rights Agreement.

Prior to the completion of the Credit Facility with Laurus, the Company had a line of credit with Silicon Valley Bank (“Silicon”). The Company’s line of credit with Silicon (the “Silicon Credit Agreement”) was terminated in September 2006.

As of December 31, 2006, the Company had outstanding borrowings under Tranche A and Tranche B of the Laurus credit facility of $2,883,000 and $5,000,000, respectively. The remaining borrowing availability under the credit facility at December 31, 2006 was $3 million under Tranche A and $0 under Tranche B. The $5 million will be amortized as follows: $1,063,000 in 2007; $2,250,000 in 2008 and $1,687,000 in 2009.

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

The discount is being amortized to interest expense over the life of the senior unsecured convertible debentures. The unamortized discount totaled approximately $4.0 million at December 31, 2006 and approximately $6.5 million at December 31, 2005. The senior unsecured convertible debentures bear interest at a rate of 6% per annum increasing to 6.75% at February 4, 2006, and are due February 2009 and are convertible into approximately 5.4 million shares of the Company’s common stock at an initial conversion price of $2.50 per share, subject to anti-dilution adjustments and certain limitations. Interest is payable on a quarterly basis beginning April 2005 and principal is payable on a quarterly basis beginning August 2006. The Series A warrants issued in connection with the private placement are exercisable for a period of five years commencing on February 4, 2005 and at an initial exercise price, subject to anti-dilution adjustments of $3.60 per share.

The Series B warrants issued in connection with the private placement were exercisable for a period of 90 days, commencing on June 16, 2005, and had an exercise price of $3.90 per share. The Series B warrants expired in September 2005. The Company paid certain private placement fees and attorney’s fees totaling $993,000 and issued Series A warrants, on the same terms as disclosed above, exercisable for 302,400 shares of the Company’s stock with a value of $561,000, in connection with the private placement. The fees were recorded as loan origination fees and are being amortized to interest expense over the term of the debentures. The unamortized fees totaled approximately $1.2 million at December 31, 2005. In connection with the private placement, the Company received net proceeds of approximately $12.5 million, including $1.6 million in restricted cash, net of expenses.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Convertible Debentures — (Continued)

Convertible Subordinated Debentures

On July 25, 2005, the Company announced that it had restructured its outstanding 7.5% convertible debenture with an aggregate principal amount of $4,500,000 due November 22, 2005. Pursuant to the restructuring, the entire aggregate principal amount outstanding has been paid as of October, 2006.

In connection with the restructuring, the Company issued warrants to purchase an aggregate of 800,000 shares of the Company’s common stock at an initial exercise price of $2.50 per share exercisable beginning on November 22, 2005. Of these warrants, 600,000 expire in July 2007. The remaining 200,000 expire in February 2011. The fair value of the warrants issued totaled approximately $877,000 and was recorded as additional discount on the debentures. As of December 31, 2006, the discount was fully amortized to interest expense.

8.	Notes Payable

On February 12, 2003, the Company acquired substantially all the operating assets and certain related liabilities of Clarent. At the closing of the acquisition, the Company issued a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum, discounted at 7.5% per annum. The unamortized discount totaled approximately $138,000 at December 31, 2006. The assets the Company purchased from Clarent secure the secured notes; this note payable is subordinate to the Laurus debt.

9.	Reorganization Costs

In the fourth quarter of 2006, the Company terminated a senior executive. As a result of this action, the Company recorded reorganization costs of $674,000, consisting of severance costs of $596,000 and non-cash stock compensation expense of $78,000.

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

In the second quarter of 2005, the Company entered into a sublease agreement with an unrelated party to sublease excess office space at its facility in Atlanta, Georgia. The excess space was primarily due to reductions in the corporate staffing over the past several years. As a result of these actions, the Company recorded an accrual for all remaining payments due on this lease, less amounts to be paid by the sublessor. Total payments remaining through January 31, 2010 are $3.1 million and the sublease total payments are $836,000 over the remaining term of the lease. The Company recorded reorganization costs of $2.6 million during the year ended December 31, 2005. The charge represents the difference between the lease and the sublease for the entire remaining term, as well as write-offs for furniture and leasehold improvements. The Company expects to save approximately $1.6 million over the term of the sublease, which expires January 31, 2010.

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

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Shareholders’ Equity

Preferred Stock

The Company has 200,000 shares of authorized preferred stock, 6,000 of which were designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 10,000 of which has been designated as Series C Preferred Stock. All 6,000 shares of the Series A Preferred Stock have been converted into 60,000 shares of the Company’s common stock.

As described in Note 3– Mergers and Acquisitions: Business Assets of Verilink, as part of the purchase price, the Company issued 8,766 shares of its newly-designated Series C preferred stock. The shares of preferred stock automatically converted into 2,900,000 shares of common stock upon the effectiveness of an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock as specified in the Statement of Rights of the Series C Preferred Stock. Such amendment was effective on November 7, 2006, and the shares of preferred stock have converted into 2,900,000 shares of common stock.

Private Placement

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

On September 20, 2006, the Company entered into a Security Agreement (the “Security Agreement”) with Laurus which provides for a three-year, $14.0 million revolving credit facility (the “Credit Facility”). The Credit Facility with Laurus replaces the Company’s prior $10.0 million credit facility with Silicon. In connection with the Credit Facility, the Company issued to Laurus (i) a perpetual warrant to purchase 600,000 shares of the Company’s common stock, at an exercise price of $.01 per share; and (ii) a five-year warrant to purchase 1,321,877 shares of the Company’s common stock at an exercise price of $0.91 per share, which was the average closing price of the common stock for the ten-trading day period immediately prior to the closing of the Credit Facility. The exercise price of the warrants and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment for stock splits, stock dividends, recapitalizations and similar corporate events but not for any other dilutive events.

The value of the warrants issued to Laurus to purchase 600,000 shares and 1,321,877 shares of common stock was $554,000 and $958,000, respectively, and such amounts plus fees and expenses of $548,000 have been recorded as loan issuance costs. In connection with the Credit Facility, on September 20, 2006, the Company issued a placement agent (“Agent”) a five-year warrant to purchase 192,000 shares of common stock at an exercise price of $1.25 per share as partial consideration for business advisory services rendered to the Company (the “Placement Agent Warrant”). The value of the Placement Agent Warrant issued was $132,000 and was recorded as loan issuance costs and are being amortized over the term of the Credit Facility. Pursuant to the Security Agreement, the

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Shareholders’ Equity — (Continued)

Company paid Laurus Capital Management, LLC, an affiliate of Laurus, a fee of 3.5% of the total facility amount, or $490,000, plus expenses. The fee was recorded as loan issuance costs and are being amortized over the term of the Credit Facility.

The Company has also agreed to issue to Laurus a five-year warrant to purchase 660,939 shares of common stock at an exercise price of $0.91 per share (the “Additional Warrant”) upon the earlier of (i) the date which is 18 months after the date of the closing of the Credit Facility and (ii) the date upon which the borrowing availability under Tranche B equals $6.0 million (without regard to the monthly deductions thereto commencing on February 1, 2007). When issued, the Additional Warrant shall be on substantially the same terms as the warrant to purchase 1,321,877 shares of common stock. The Company also agreed to file no later than 60 days after the closing of the Credit Facility a registration statement with the Securities and Exchange Commission to register pursuant to the Securities Act of 1933, as amended (the “Securities Act”), the resale of the shares common stock issuable upon exercise of the warrants issued to Laurus. This registration statement was filed on November 3, 2006, but has not yet been declared effective.

In connection with the iMarc acquisition, the Company obtained from Laurus its consent to the acquisition and its waiver of certain conditions under the Credit Facility which the Company would otherwise have been required to satisfy before having access to additional borrowing availability under the Credit Facility. In exchange for such consent and waiver, the Company issued to Laurus on December 29, 2006 a perpetual warrant to purchase 150,000 shares of the Company’s common stock (the “Common Stock”) at an exercise price of $.01 per share (the “Penny Warrant”). In addition, the Company issued to Laurus a five-year warrant to purchase 330,470 shares of Common Stock at an exercise price of $0.91 per share, which warrant the Company was obligated to issue under the Credit Facility upon the increase in borrowing availability thereunder (the “Additional Warrant” and, together with the Penny Warrant, the “Warrants”). The Warrants are subject to adjustment for stock splits, stock dividends, recapitalizations and similar corporate events but not for any other dilutive events. The value of the Penny Warrant and Additional Warrant issued to Laurus was $173,000 and $304,000, respectively and the amounts have been recorded as loan issuance costs and are being amortized over the remaining term of the Credit Facility.

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

In July 2005, the Company issued 800,000 warrants with an exercise price of $0.50 in connection with the restructuring of its outstanding 7.5% convertible debenture with an aggregate principal amount of $4.5 million due November 22, 2005 (see Note 7). Of these warrants, 600,000 expire July 1, 2007 and the remaining 200,000 have a five year term.

During 2005, 2,506 warrants with an exercise price of $0.05 were exercised and 3.4 million expired with an exercise price range of $3.90 — $28.25.

During 2004, the Company issued 491,505 warrants in connection with the Company’s private placement on February 24, 2004, as discussed above.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Shareholders’ Equity — (Continued)

A summary of warrants outstanding as of December 31, 2006, is as follows:

		Weighted
	Number of	Average
	Outstanding	Exercise
Exercise Price	Warrants	Price	Expiration Date

$0.01-$1.25	2,594,347	$0.67	September 2011 and beyond
$1.56	5,614,692	$1.56	August 2011
$2.01-$2.67	3,262,400	$2.51	July 2007 - February 2010
6.13	491,505	$6.13	February 2011

Total	11,962,944	$1.81

As of December 31, 2006, all of the warrants are vested.

The exercise price and number of outstanding warrants for certain warrants previously issued have been adjusted according to their antidilution provisions.

11.	Stock Incentive Plan

The Company has a stock incentive plan for employees, consultants, and other individual contributors to the Company which enables the Company to grant up to 7.0 million qualified and nonqualified incentive stock options as well as other stock-based awards (the “1999 Plan”). In 2004, the 1999 Plan was amended to increase the number of shares of the Company’s stock underlying the 1999 Plan from 3.0 million to 3.5 million and in 2007 the 1999 Plan was amended to increase the number of shares of the Company’s stock underlying the 1999 Plan from 3.5 million to 7.0 million. The Company adopted the 1999 Plan which aggregates the Company’s prior stock option plans, in the second quarter of 1999. The qualified options granted under the 1999 Plan must be granted at an exercise price not less than the fair market value at the date of grant. The compensation committee of the Company’s board of directors determines the period within which options may be exercised, but no option may be exercised more than ten years from the date of grant.

The 1999 Plan also provides for stock purchase authorizations, stock bonus awards and issuance of restricted stock. Stock awards totaling 486,936, 39,521 and 9,988 have been granted under the 1999 Plan for the years ended December 31, 2006, 2005 and 2004, respectively. The stock awards for 2006 include 420,000 shares granted the Company’s board of directors in November 2006 for their board services during 2006. The shares were immediately vested upon issuance and the Company recorded $500,000 of stock-based compensation. In December 2006, a former senior executive was issued 66,936 shares in connection with a separation arrangement which resulted in $78,000 of stock–based compensation which was classified as reorganization costs in the consolidated statement of operations. Total awards remaining available for grant under the 1999 Plan as of December 31, 2006 were 1,573,787.

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

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stock Incentive Plan — (Continued)

options to purchase the Company’s common stock. The Company amortized deferred compensation over four years, the vesting period of the options. The Company amortized to non-cash compensation expense approximately $7,000 and $435,000 of the deferred compensation related to these option grants for the years ended December 31, 2005 and 2004, respectively. They were fully amortized in 2005. The Company accelerated vesting and extended the exercise date on an option grant for a terminated senior executive (see Note 9). As a result, the Company recorded a non-cash charge of approximately $570,000 for the year ended December 31, 2004, representing the value of the accelerated vesting and extended exercise date. The expense is included in reorganization costs.

A summary of the status of the Company’s stock options granted to employees as of December 31, 2006, December 31, 2005, and December 31, 2004 and the changes during the years ended on these dates is presented below:

	Shares of	Average	Shares of	Average	Shares of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding at beginning of the year	3,201,096	$8.23	3,242,185	$10.18	2,945,553	$10.65
Granted	2,360,000	1.26	987,050	1.80	502,546	5.75
Exercised	4,584	1.40	22,652	0.97	80,942	2.65
Forfeited	902,669	10.45	1,005,487	8.41	124,972	7.70

Outstanding at end of year	4,653,843	4.27	3,201,096	8.23	3,242,185	10.18

Exercisable at end of year	2,231,093	7.48	2,953,971	8.72	2,440,301	11.25

Weighted-average remaining contractual life of outstanding options (in years)		7.86		6.58		6.41

The Company defines in-the-money stock options at December 31, 2006 as options that had exercise prices that were lower than the $1.16 market price of our common stock at that date. The aggregate intrinsic value of options outstanding at December 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock. As of December 31, 2006, there were 2,269,008 stock options outstanding that were in-the- money of which 64,008 of these were exercisable. The aggregate intrinsic value of stock options outstanding and stock options exercisable as of December 31, 2006 was $26,000 and $4,000, respectively. The aggregate intrinsic value of options exercised during 2006 was $1,000.

A summary of the status of nonvested stock options at December 31, 2006, and the changes during the year ended December 31, 2006 is presented below:

Nonvested shares at January 1, 2006	237,128
Granted	2,360,000
Vested	(174,375)
Forfeited	—

Nonvested shares at December 31, 2006	2,422,753

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stock Incentive Plan — (Continued)

The following table summarizes information about employee stock options and the above warrants granted by Cereus prior to its acquisition by the Company, outstanding at December 31, 2006:

		Average
	Number	Remaining	Weighted	Number	Weighted
	Outstanding	Contractual	Average	Exercisable	Average
Range of Exercise Prices	at 12/31/06	Life (In years)	Exercise Price	at 12/31/06	Exercise Price

$1.00 to $ 1.45	2,729,448	9.58	$1.19	447,948	$1.40
$1.46 to $ 2.50	668,975	6.42	$2.22	605,725	$2.23
$2.51 to $ 5.30	109,858	7.23	$3.23	81,858	$3.15
$5.31 to $ 7.50	118,292	6.46	$6.58	68,292	$6.83
$7.51 to $90.00	1,027,270	2.96	$13.62	1,027,270	$13.62

$1.00 to $90.00	4,653,843	7.53	$4.27	2,231,093	$7.48

12.	Stock Option Exchange Program

Effective November 7, 2006, the shareholders and board of directors approved a voluntary exchange of options for shares of restricted common stock “Exchange Program” that, if and when implemented, will permit the current officers, non-employee directors and employees of the Company and its subsidiaries, (“Eligible Holders”), to exchange all outstanding options to purchase shares of Common Stock held by them (“Eligible Options”) for a lesser number of shares of Common Stock to be granted as a restricted stock award under, and subject to the terms of, the Incentive Plan. For every Eligible Option to purchase four shares of Common Stock surrendered by an Eligible Holder in the Exchange Program, the Company will grant to such holder one share of restricted Common Stock pursuant to the Incentive Plan (the “Exchange Ratio”). The Exchange Ratio is intended to result in the grant of restricted Common Stock awards having an aggregate value much lower than the aggregate value of the Eligible Options surrendered, determined using the Black-Scholes option valuation model. Each award of restricted Common Stock granted in the Exchange Program to any Eligible Holder other than a non-employee director of the Company will vest in two equal installments on each of the four-month anniversary and the 12-month anniversary of the date of grant of such award. Each award of restricted Common Stock granted in the Exchange Program to any non-employee director of the Company will be vested in its entirety on the date of grant. Notwithstanding the foregoing, an award of restricted Common Stock will terminate and will not vest if the grantee of such award is not an employee or director of the Company or one of its subsidiaries as of the date such award is granted and on each date on which it vests.

The Company expects that 2,047,931 Eligible Options will be eligible for exchange, and approximately 511,983 shares of restricted Common Stock will be issued if all Eligible Options are surrendered in the Exchange Program. The exercise prices of such Eligible Options range from $1.00 to $90.00 per share, and these options are held by 168 Eligible Holders.

It is currently anticipated that the Exchange Program will commence in the first half of 2007. The Board of Directors will retain the authority, in its discretion, to terminate or postpone the Exchange Program at any time prior to the expiration of the election period under the Exchange Program (provided, however, in no event will the Exchange Program permit the issuance of restricted Common Stock awards having a greater aggregate value than the aggregate value of the stock options surrendered, as estimated using the Black-Scholes option valuation model).

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

The components of loss from continuing operations, before income taxes were (in thousands):

	Years Ended December 31,
	2006	2005	2004

Domestic	$(12,781)	$(14,460)	$(13,875)
Foreign	(4,995)	(5,034)	(4,895)

	$(17,776)	$(19,494)	$(18,770)

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax was as follows:

	Years Ended December 31,
	2006	2005	2004

Statutory U.S. rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(2.9)	(3.0)	(4.0)
Non-deductible charges for intangibles	2.0	0.0	2.3
Effect of valuation allowance	34.9	34.5	35.7
Effect of expiring net operating loss	0.0	2.5	0.0

Total income tax expense (benefit)	0.0%	0.0%	0.0%

Deferred income taxes are recognized to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$64,149	$74,795
Capital loss carryforwards	—	269
Research and development credits	1,248	1,248
Foreign research and development expenses	1,601	1,532
Foreign investment tax credits	729	750
Unearned revenue	691	746
Reserves	2,006	1,604
Compensation accruals	66	4
Intangible assets	2,335	2,054
Depreciable assets	1,782	1,753
Other	66	—
Valuation allowance	(74,673)	(84,755)

Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2006, was approximately $74.7 million. The decrease of $10.1 million, the increases of $11.4 million and $13.5 million in the total valuation allowance for 2006, 2005 and 2004, respectively, are due to changes in the above described temporary differences on which a valuation allowance was provided.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes — (Continued)

A portion of the Company’s deferred tax assets are attributable to acquisitions accounted for as purchase transactions. The valuation allowances associated with these deferred assets will be credited to goodwill if and when realized. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company’s management believes it is more likely than not that the Company will not realize the benefits of the deferred tax assets as of December 31, 2006 and 2005.

At December 31, 2006, the Company had net operating loss (“NOL”) carry-forwards of approximately $166.2 million and other business tax credits of approximately $1.2 million, a substantial portion of which are subject to certain limitations under the Internal Revenue Code Section 382. If not utilized, the NOLs will continue to expire through the year 2026. In addition the Company had foreign investment tax credits totaling approximately $729,000 which begin expiring in years 2014 through 2026.

14.	Savings and Retirement Plan

The Company sponsors a 401(k) savings and retirement plan which is available to all eligible employees. Under the plan, the Company may make a discretionary matching contribution. Discretionary matching contributions less forfeitures from continuing operations were approximately $157,000, $89,000 and $244,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

15.	Employee Stock Purchase Plan

On November 16, 1999, the Company adopted the Verso Technologies, Inc. 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”). Under the Stock Purchase Plan, full-time or part-time employees, except persons owning 5% or more of the Company’s common stock, who have worked for the Company for at least 15 consecutive days before the beginning of the offering period are eligible to participate in the Stock Purchase Plan. Employees may elect to have withheld up to 10% of their annual salary up to a maximum of $25,000 per year to be applied to the purchase of the Company’s unissued common stock. The purchase price was generally equal to 85% of the lesser of the market price on the beginning or ending date of the offering periods up until December 31, 2005 at which time the Stock Purchase Plan was amended. The amended plan called for the purchase price to be 95% of the market price on the ending date of the offering period. In 2004, the Stock Purchase Plan was amended to increase the amount of shares of the Company’s common stock underlying the plan from 200,000 to 300,000. Shares of the Company’s common stock issued under the Stock Purchase Plan were 17,916, 50,103 and 35,468 for the years ended December 31, 2006, 2005 and 2004, respectively.

16.	Other Commitments and Contingencies

Leases

The Company leases office space and certain equipment under operating leases which expire at various dates through 2010 with some leases containing options for renewal. Rent expense for continuing operations under these leases was $2.3 million, $2.0 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Other Commitments and Contingencies — (Continued)

As of December 31, 2006, approximate future commitments under operating leases and future minimum rentals to be received under noncancelable subleases in excess of one year are as follows (in thousands):

	Continuing Operations		Discontinued Operations
	(See Note 9)		(See Note 5)
	Leases	Subleases	Leases	Subleases

2007	2,333	(403)	378	(359)
2008	2,223	(411)	386	(236)
2009	1,899	(419)	394	(241)
2010	234	—	—	—

Total	$6,689	$(1,233)	$1,158	$(836)

The Company remains a guarantor on a lease through December 2009 used in the operations of the NACT business, which the Company sold in January 2005. The total remaining commitment related to this lease is approximately $1.9 million.

Canadian Tax Audit

On March 7, 2006, the Canada Revenue Agency (the “CRA”) notified 38098 Yukon Inc. (formerly known as MCK Telecommunications Inc.), a corporation organized under the laws of the Yukon Territory (“MCK Canada‘’) and an indirect wholly owned subsidiary of the Company, that the CRA had completed its international income tax audit of MCK Canada for the period from May 1, 1998 to April 30, 2000 (the “Audit‘’). As a result of the Audit, the CRA has issued income tax reassessments to MCK Canada. In addition, the Alberta Tax and Revenue Administration (the “ATR”’) has issued reassessments for each year of the Audit.

The key issue under dispute in the audit is the valuation of certain intellectual property that was transferred from MCK Canada to its U.S. parent company, MCK Communications, Inc. (“MCK US”’) in fiscal 1998. MCK US consulted with outside valuation advisors to establish the value of the intellectual property transferred. The CRA and the ATR disagree with such value. The Company and its advisors disagree with the reassessments, and the Company has filed notices of objection with respect thereto with the CRA and the ATR and intends, if necessary, to exhaust all of its rights of appeal in connection therewith.

The Company estimates that, as of March 31, 2007, (i) the amount of taxes allegedly due in respect of the CRA reassessments was approximately U.S. $7.7 million (plus penalties and interest thereon of approximately U.S. $9.1 million); and (ii) the amount of taxes allegedly due in respect of the ATR reassessments was approximately U.S. $3.5 million (plus penalties and interest thereon of approximately U.S. $3.8 million). The Company has been advised by its Canadian and U.S. counsel that no such amounts should be collectible by the CRA or the ATR against the Company or any of its other subsidiaries (other than MCK Canada) and that the ability of the CRA and the ATR to collect such amounts should be limited to the assets of MCK Canada, which have little or no value. Accordingly, no provision for this matter has been recorded in the Company’s financial statements because the Company believes that it will not have a financial statement impact.

17.	Segment Information

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

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Segment Information — (Continued)

Packet-based Technologies Group. Management evaluates the business segment performance based on contributions before unallocated items. Inter-segment sales and transfers are not significant.

Technologies Group:	The Technologies Group includes the Company’s softswitching, I-Master, and NetPerformer divisions, the Company’s Telemate.Net Software, Inc. subsidiary (“Telemate.Net”), and the Company’s Verso Verilink, LLC subsidiary (“Verso Verilink”). The Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Technologies Group offers software-based solutions (which include hardware) for companies seeking to build private, converged packet-based voice and data networks. In addition, the Technologies Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices. In 2006, the Technologies Group added the product suites from the Verilink Acquisition and the iMarc Acquisition. These products provide access, multiplexing and transport of voice and data services.
Advanced Applications Services Group:	The Company’s Advanced Applications Services Group, consists of the Company’s technical applications support group which was previously included as part of the Enterprise Solutions Group, and includes outsourced technical application services and application installation and training services to both customers of the Technologies Group and outside customers.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

		Advanced
	Technologies	Application
	Group	Services Group	Total

For the Years Ended December 31,
2006
Revenue	$35,182	$7,348	$42,530
(Loss) contribution before unallocated items	(2,496)	363	(2,133)
Goodwill	1,771	1,453	3,224
Total assets	23,168	3,864	27,032
2005
Revenue	$23,697	$9,176	$32,873
(Loss) contribution before unallocated items	(4,767)	1,700	(3,067)
Goodwill	1,061	1,453	2,514
Total assets	14,437	3,655	18,092
2004
Revenue	$20,527	$11,736	$32,263
Contribution before unallocated items	(7,127)	2,800	(4,327)
Goodwill	1,061	1,453	2,514
Total assets	11,104	4,027	15,131

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Segment Information — (Continued)

The following table reconciles the contribution before unallocated items to the loss before discontinued operations (in thousands):

	Years Ended December 31,
	2006	2005	2004

Loss before unallocated items, per above	$(2,133)	$(3,067)	$(4,327)
Corporate and administrative expenses	(7,094)	(6,935)	(8,958)
Corporate research and development	(298)	(238)	(379)
Depreciation and amortization	(1,930)	(2,270)	(2,953)
Reorganization costs — loss on sublease	—	(2,550)	—
Reorganization costs	(674)	(464)	(1,414)
Other (expense) income	(22)	(58)	259
Equity in income (loss) of investment	(1)	17	56
Interest expense, net	(5,624)	(3,929)	(1,054)

Loss from continuing operations	$(17,776)	$(19,494)	$(18,770)

The following table reconciles the segment total assets to the Company’s total assets:

	Years Ended
	December 31,
	2006	2005

Total assets before unallocated items, per above	$27,032	$18,092
Corporate assets:
Cash and cash equivalents	1,134	706
Restricted cash	1,041	1,656
Current portion of notes receivable	324	655
Other current assets	3,821	1,594
Property and equipment, net	942	1,914
Investment	745	745
Notes receivable, net of current portion	1,810	2,736

	$36,849	$28,098

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Segment Information — (Continued)

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

	Canada	United States	Total

For the Year Ended December 31,
2006
Revenue	$—	$42,530	$42,530
(Loss) contribution before unallocated items	(5,014)	2,881	(2,133)
Total Assets	551	36,298	36,849
For the Year Ended December 31,
2005
Revenue	$—	$32,873	$32,873
(Loss) contribution before unallocated items	(4,684)	1,617	(3,067)
Total Assets	715	27,383	28,098
For the Year Ended December 31,
2004
Revenue	$—	$32,263	$32,263
Loss before unallocated items	(3,670)	(657)	(4,327)
Total Assets	704	32,725	33,429

18.	Litigation

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

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Litigation — (Continued)

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

Prior to the Company’s acquisition of MCK, MCK’s board of directors voted to approve the tentative settlement. On February 15, 2005, the judge presiding over the Laddering Cases granted preliminary approval of the proposed settlement, subject to some changes, which were subsequently submitted. The judge issued an order on August 31, 2005, further approving modifications to the settlement and certifying the class. Notice of the settlement has been distributed to the settlement class members. The deadline for filing objections to the settlement was March 24, 2006, and a fairness hearing was held April 26, 2006. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a ruling reversing class certification for purposes of the litigation.

The plaintiffs have petitioned for rehearing and rehearing en banc, and the Second Circuit Court has requested additional briefing on certain issues. The Court has not yet ruled on the settlement approval motion, including the effect on the settlement class of the Second circuit’s decision regarding the litigation class. No provision was recorded for this matter in the financial statements of MCK prepared prior to its acquisition by the Company because MCK believed that its portion of the proposed settlement would be paid by its insurance carrier. The Company agrees with MCK’s treatment of this matter.

MCK was named a defendant in a lawsuit filed in Norfolk County, Massachusetts by Entrata Communications, Inc. (“Entrata”) in 2002. The case arises out of a dispute between Entrata and one of its largest shareholders, Superwire.com, Inc. (“Superwire”). Pursuant to a contract with Entrata, MCK was obligated to pay Entrata $750,000 in early 2002. In order to take advantage of a $100,000 discount offered for early payment, MCK paid Entrata $650,000 in November 2001, in full satisfaction of its contractual obligations. The funds were placed in escrow with Superwire’s California law firm, Jeffers, Shaff & Falk, LLP (“JSF”), which agreed not to disburse the funds until the dispute between Entrata and Superwire had been resolved. Nevertheless, Entrata contends that it never received the funds from MCK and that the funds were diverted to Superwire and JSF.

Through the lawsuit, Entrata seeks to recover from both MCK and Superwire the $750,000 that MCK would have owed in 2002. MCK has asserted counterclaims against Entrata, and cross-claims against Superwire, for fraud and breach of contract. On October 11, 2002, Superwire and Entrata filed cross-motions for summary judgment against each other. The court denied both motions on March 13, 2003. Following denial of the cross-motions for summary judgment, MCK filed a motion to add JSF and two of its partners, Barry D. Falk and Mark R. Ziebell, as third-party defendants. The court had given the parties until March 17, 2004 to complete discovery. Before the completion of the discovery period, Entrata filed a Chapter 7 bankruptcy proceeding pursuant to the United States Bankruptcy Code. Entrata did not continue prosecution of the case after the bankruptcy filing. On September 9, 2005, the case was dismissed without prejudice by the court for lack of prosecution.

On September 7, 2006, Entrata’s counsel filed a motion for relief from dismissal on the grounds of excusable neglect. The court granted Entrata’s motion and set an initial trial date of July 19, 2007. The Company intends to defend the claims and prosecute its counterclaims and third-party claims. No amounts, other than the original

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Litigation — (Continued)

payment, were provided for this matter in the financial statements of MCK prepared prior to its acquisition by the Company. The Company believes that the claim against MCK is without merit, and no amount has been accrued for this matter.

19.	Subsequent Events

On January 30, 2007, February 2, 2007, February 5, 2007, and February 9, 2007, the Company entered into Securities Purchase Agreements with certain purchasers with substantially the same terms (the “Purchase Agreements”) pursuant to which the Company agreed to sell in private placements to such purchasers an aggregate of 5 million shares of the Company’s common stock (the “Common Stock”) and warrants to acquire 2.5 million shares of Common Stock (the “Investor Warrants”) for an aggregate purchase price of $5 million.

The Investor Warrants are exercisable over a 5-year period commencing with their issuance at a per share exercise price equal to $1.25. The exercise price of the Investor Warrants, but not the number of shares of Common Stock issuable upon exercise thereof, is subject to adjustment in the event of certain dilutive issuances.

In connection with the Purchase Agreements, the Company also entered into Registration Rights Agreement with the purchaser parties to the Purchase Agreements pursuant to which the Company granted to such purchaser certain registration rights with respect to the shares of Common Stock sold (including the shares of Common Stock issuable upon exercise of the Investor Warrants) under the Purchase Agreements.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charges to
	Beginning	Costs and	Allowances	(Recoveries)	Balance at End
Description	of Period	Expenses	Acquired	Deductions	of Period

Allowance for doubtful accounts:
2006	$(744,000)	$(513,000)	$—	$(9,000)	$(1,266,000)
2005	$(255,000)	$(463,000)	$—	$(26,000)	$(744,000)
2004	$(489,000)	$(494,000)	$—	$728,000	$(255,000)
Deferred tax valuation allowance:
2006	$(84,755,000)	$—	$—	$10,082,000	$(74,673,000)
2005	$(82,319,000)	$(2,436,000)	$—	$—	$(84,755,000)
2004	$(70,900,000)	$(11,419,000)	$—	$—	$(82,319,000)
Inventory obsolescence reserve
2006	$(1,170,000)	$(789,000)	$—	$281,000	$(1,678,000)
2005	$(2,684,000)	$(354,000)	$—	$1,868,000	$(1,170,000)
2004	$(3,318,000)	$836,000	$—	$(202,000)	$(2,684,000)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verso Technologies, Inc.

By:	/s/ Steven A. Odom
Steven A. Odom
Executive Chairman of the Board

Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven A. Odom Steven A. Odom	Executive Chairman of the Board	April 2, 2007

/s/ Montgomery L. Bannerman Montgomery L. Bannerman	Chief Executive Officer (Principal Executive Officer) and Director	April 2, 2007

/s/ Martin D. Kidder Martin D. Kidder	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 2, 2007

/s/ Mark H. Dunaway Mark H. Dunaway	Director	April 2, 2007

/s/ Gary H. Heck Gary H. Heck	Director	April 2, 2007

/s/ James R. Kanely James R. Kanely	Director	April 2, 2007

/s/ Amy L. Newmark Amy L. Newmark	Director	April 2, 2007

/s/ James A. Verbrugge James A. Verbrugge	Director	April 2, 2007

/s/ William J. West William J. West	Director	April 2, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing

2.1	Agreement and Plan of Merger dated October 31, 2000, among the Registrant, MessageClick, Inc. and MCLICK Acquisition Corporation (the ‘‘MessageClick Merger Agreement”).	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
2.2	First Amendment to the Agreement and Plan of Merger dated as of November 9, 2000, among the Registrant, MessageClick, Inc. and MCLICK Acquisition Corporation.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
2.3	Second Amendment to the Agreement and Plan of Merger dated as of November 10, 2000, among the Registrant, MessageClick, Inc. and MCLICK Acquisition Corporation.	Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
2.4	Agreement and Plan of Merger dated as of May 4, 2001, among the Registrant, Telemate.Net Software, Inc. and Titan Acquiring Sub, Inc. (the ‘‘Telemate.Net Merger Agreement”).	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 16, 2001.
2.5	First Amendment to the Telemate.Net Merger Agreement dated as of June 1, 2001.	Incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K/A filed June 5, 2001.
2.6	Stock Purchase Agreement dated as of May 4, 2001, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed June 5, 2001.
2.7	Series B Preferred Stock Purchase Agreement dated as of May 4, 2001, between the Registrant and Telemate.Net Software, Inc. (the ‘‘Series B Stock Purchase Agreement”).	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 16, 2001.
2.8	First Amendment to the Series B Stock Purchase Agreement dated as of June 1, 2001, between the Registrant and Telemate.Net Software, Inc.	Incorporated by reference to Exhibit 99.2 to Amendment No 1 to the Registrant’s Current Report on Form 8-K/A filed June 5, 2001.
2.9	Second Amendment to the Series B Stock Purchase Agreement dated as of July 27, 2001, between the Registrant and Telemate.Net Software, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed August 10, 2001.
2.10	Asset Purchase Agreement dated as of December 13, 2002, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2002.
2.11	First Amendment to the Asset Purchase Agreement dated as of February 4, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
2.12	Agreement and Plan of Merger dated as of April 21, 2003, among the Registrant, Mickey Acquiring Sub, Inc. and MCK Communications, Inc. (The schedules to the Agreement and Plan of Merger have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2003.

Exhibit No.	Exhibit	Method of Filing

2.13	First Amendment to the Agreement and Plan of Merger dated as of April 21, 2003, among the Registrant, Mickey Acquiring Sub, Inc. and MCK Communications, Inc.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on April 23, 2003.
2.14	Second Amendment to the Agreement and Plan of Merger dated as of June 13, 2003, among the Registrant, Mickey Acquiring Sub, Inc. and MCK Communications, Inc.	Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on June 17, 2003.
2.15	Securities Purchase Agreement dated as of February 20, 2004, among the Registrant and each of the Investors signatory thereto. (The schedules to the Securities Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2004.
2.16	Asset Purchase Agreement dated as of January 21, 2005 with respect to the Registrant’s disposition of its MCK business. (The schedules to the Asset Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
2.17	Asset Purchase Agreement dated as of January 21, 2005 with respect to the Registrant’s disposition of its NACT business. (The schedules to the Asset Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
2.18	Securities Purchase Agreement dated as of February 4, 2005, among the Registrant and each of the Investors signatory thereto. (The schedules to the Securities Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.
2.19	Asset Purchase Agreement dated as of February 23, 2005 by and among the Registrant, WSECI, Inc. and the shareholders of WSECI, Inc. (The schedules to the Asset Purchase Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.

Exhibit No.	Exhibit	Method of Filing

2.20	Securities Purchase Agreement dated as of June 15, 2006 among the Registrant, Winslow Asset Group, LLC and Winslow Asset Holdings, LLC. (The schedules to the Securities Purchase Agreement have been omitted from this Quarterly Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the Securities and Exchange Commission upon request.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2006.
3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-18 (File No. 33-51456).
3.2	Amendment to the Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 2, 2000.
3.3	Amendment to the Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 19, 2001.
3.4	Amendment to the Amended and Restated Articles of Incorporation of the Registrant, amended.	Incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
3.5	Amendment to Amended and Restated Articles of Incorporation, effective as of October 11, 2005.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 7, 2005.
3.6	The Registrant’s Amended and Restated Bylaws, adopted October 24, 2005.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 7, 2005.
3.7	Amendment to Amended and Restated Articles of Incorporation, amended.	Incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed on June 30, 2005.
3.8	Statement of Rights of Series C Preferred Stock of the Registrant effective June 16, 2005.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2006.
3.9	Articles of Amendment to the Registrant’s Articles of Incorporation, effective as of November 7, 2006.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 13, 2006.
4.1	Warrant dated October 31, 1996, to purchase 106,250 shares of the Registrant’s common stock granted to Walter C. Lovett.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed November 12, 1996.
4.2	Warrant dated October 31, 1996, to purchase 106,250 shares of the Registrant’s common stock granted to Douglas L. Roberson.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 12, 1996.
4.3	Registration Rights Agreement dated as of July 27, 2000, among the Registrant, Strong River Investments, Inc. and Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333- 43224).
4.4	Warrant dated as of July 27, 2000, to purchase 104,168 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).

Exhibit No.	Exhibit	Method of Filing

4.5	Warrant dated as of July 27, 2000, to purchase 104,168 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.6	Warrant dated as of July 27, 2000, to purchase 26,041 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.7	Warrant dated as of July 27, 2000, to purchase 26,041 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.8	Warrant dated as of July 27, 2000, to purchase 52,083 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.9	Warrant dated as of July 27, 2000, to purchase 52,083 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.10	Warrant dated as of September 29, 2000, to purchase 1,750,000 shares of the Registrant’s common stock granted to Steven A. Odom. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.11	Warrant dated as of September 29, 2000, to purchase 875,000 shares of the Registrant’s common stock granted to James M. Logsdon. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.12	Warrant dated as of September 29, 2000, to purchase 665,000 shares of the Registrant’s common stock granted to Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.13	Warrant dated as of August 21, 2000, to purchase 300,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Steven A. Odom. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.14	Warrant dated as of August 21, 2000, to purchase 100,000 shares of Cereus Technology Partners, Inc.’s common stock granted to James M. Logsdon. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.15	Warrant dated as of August 21, 2000, to purchase 350,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.16	Warrant dated as of August 21, 2000, to purchase 250,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

Exhibit No.	Exhibit	Method of Filing

4.17	Warrant dated as of August 21, 2000, to purchase 50,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Peter Pamplin. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.18	Warrant dated as of January 30, 2001, to purchase 83,334 shares of the Registrant’s common stock granted to PNC Bank, National Association.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.19	Warrant dated as of January 30, 2001, to purchase 472,689 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.20	Warrant dated as of January 30, 2001, to purchase 472,689 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.21	Form of 7.5% Convertible Debenture issued in connection with the Convertible Debenture and Warrant Purchase Agreement between the Registrant and the Purchasers named therein (the ‘‘Debenture Purchase Agreement”).	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
4.22	Purchase Agreement dated as of January 18, 2001, among the Registrant, Strong River Investments, Inc. and Bay Harbor Investments, Inc. (the ‘‘Strong River Debenture Purchase Agreement”).	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.23	Amendment dated as of January 23, 2001, to the Strong River Debenture Purchase Agreement.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.24	Amendment dated as of January 25, 2001, to the Strong River Debenture Purchase Agreement.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.25	Registration Rights Agreement dated as of January 30, 2001, among the Registrant, Strong River Investments, Inc. and Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.26	Form of Warrant issued in connection with the Registrant’s acquisition of Telemate.Net Software, Inc.	Incorporated by reference to Exhibit 4.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
4.27	Registration Rights Agreement dated May 15, 2002, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.28	Registration Rights Agreement dated as of February 12, 2003, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
4.29	Form of Warrant issued in connection with the Registrant’s October 2002 private placement offering.	Incorporated by reference to Exhibit 4.45 to the Registrant’s Annual Report on Form 10-K for the period ending December 31, 2002.

Exhibit No.	Exhibit	Method of Filing

4.30	Form of Registration Rights Agreement entered into in connection with the Registrant’s October 2002 private placement offering.	Incorporated by reference to Exhibit 4.46 to the Registrant’s Annual Report on Form 10-K for the period ending December 31, 2002.
4.31	Warrant Agreement dated as of August 17, 1999 to purchase 35,250 shares of AIM Group, Inc.’s stock granted to Randall P. Stern.	Incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.32	Warrant Agreement dated as of October 29, 1999 to purchase 11,750 share of AIM Group, Inc.’s common stock granted to Randall P. Stern.	Incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.33	Warrant Agreement dated as of February 8, 2000 to purchase 85,500 shares of Cereus Technology Partners, Inc.’s common stock granted to Randall P. Stern.	Incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.34	Warrant Agreement dated as of August 17, 1999 to purchase 35,250 shares of AIM Group, Inc.’s stock granted to Burnham Securities, Inc.	Incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.35	Warrant Agreement dated as of October 29, 1999 to purchase 11,750 shares of AIM Group, Inc.’s common stock granted to Burnham Securities, Inc.	Incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.36	Warrant Agreement dated as of February 8, 2000 to purchase 85,500 shares of Cereus Technology Partners, Inc.’s common stock granted to Burnham Securities, Inc.	Incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.37	Warrant Agreement dated as of February 8, 2000 to purchase 5,250 shares of Cereus Technology Partners, Inc.’s common stock granted to Burnham Securities, Inc.	Incorporated by reference to Exhibit 4.16 to the Registrant’s Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.38	Warrant Agreement dated as of February 8, 2000 to purchase 5,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Jon M. Burnham.	Incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form S-1/A filed October 21, 2003 (File No. 333-108613).
4.39	Warrant Agreement dated as of February 8, 2000 to purchase 7,750 shares of Cereus Technology Partners, Inc.’s common stock granted Randall P. Stern.	Incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1/A filed October 21, 2003 (File No. 333-108613).
4.40	Form of Warrant issued by the Registrant to each Investor in connection with the Registrant’s February 2004 private placement.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2004.
4.41	Form of Registration Rights Agreement among the Registrant and the Investors entered into in connection with the Registrant’s February 2004 private.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 26, 2004.
4.42	Form of 6% Senior Unsecured Convertible Debenture dated February 4, 2005 issued in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.

Exhibit No.	Exhibit	Method of Filing

4.43	Form of Series A Warrant dated February 4, 2005 to purchase shares of the Registrant’s common stock issued in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.
4.44	Form of Registration Rights Agreement among the Registrant and the Investors signatory thereto entered into in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.
4.45	Form of warrant to purchase the Registrant’s common stock issued to certain placement agents in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
4.46	Form of Registration Rights Agreement to be executed in connection with the closing of the transactions contemplated by the Asset Purchase Agreement dated as of February 23, 2005 by and among the Registrant, WSECI, Inc. and the shareholders of WSECI, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005
4.47	Warrant issued July 25, 2005 to Mainfield Enterprises Inc. to purchase 1,500,000 shares of the Registrant’s common stock.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.
4.48	Warrant issued July 25, 2005 to Heimdall Investments, Ltd. to purchase 1,500,000 shares of the Registrant’s common stock.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.
4.49	Warrant issued July 25, 2005 to Mainfield Enterprises Inc. to purchase 500,000 shares of the Registrant’s common stock.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.
4.50	Warrant issued July 25, 2005 to Heimdall Investments, Ltd. to purchase 500,000 shares of the Registrant’s common stock.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.
4.51	Registration Rights Agreement dated as of July 25, 2005, among the Registrant and the investors signatory thereto.	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.
4.52	Registration Rights Agreement dated March 20, 2006, between the Registrant and Joseph Noel.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-1333373).
4.53	Registration Rights Agreement dated March 20, 2006, between the Registrant and J.P. Turner & Company, L.L.C.	Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (No. 333-1333373).
4.54	Registration Rights Agreement dated March 20, 2006, between the Registrant and Croft & Bender.	Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (No. 333-1333373).
4.55	Form of Warrant issued in the Registrant’s February 2006 Private Placement.	Incorporated by reference to Exhibit 4.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
4.56	Form of Registration Rights Agreement entered into in connection with the Registrant’s February 2006 Private Placement.	Incorporated by reference to Exhibit 4.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No.	Exhibit	Method of Filing

4.57	Registration Rights Agreement dated as of June 16, 2006 between the Registrant and Winslow Asset Group, LLC.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2006.
4.58	Secured Non-Convertible Tranche A Revolving Note issued by the Registrant to Laurus Master Fund, Ltd. on September 20, 2006.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).
4.59	Secured Non-Convertible Tranche B Revolving Note issued by the Registrant to Laurus Master Fund, Ltd. on September 20, 2006.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).
4.60	Common Stock Purchase Warrant to purchase 1,321,877 shares of the Registrant’s common stock issued to Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).
4.61	Common Stock Purchase Warrant to purchase 600,000 shares of the Registrant’s common stock issued to Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).
4.62	Registration Rights Agreement between the Registrant and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).
4.63	Warrant to purchase 192,000 shares of the Registrant’s common stock issued to J. P. Turner Partners, LP dated September 20, 2006.	Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).
4.64	Form of Registration Rights Agreement dated as of March 31, 2005 among the Registrant, WSECI, Inc. and the shareholders thereof.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.
4.65	Form of Registration Rights Agreement executed in connection with the Registrant’s acquisition of the assets of WSECI, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.
4.66	Form of Warrant to purchase shares of the Registrant’s common stock dated January 31, 2007 pursuant to the Securities Purchase Agreement dated January 30, 2007 among the Registrant and the purchasers signatory thereto.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2007.
4.67	Form of Registration Rights Agreement dated as of January 30, 2007 entered into pursuant to the Securities Purchase Agreement dated January 30, 2007 among the Registrant and the purchasers signatory thereto.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed January 31, 2007.
4.68	Form of Warrant to purchase shares of the Registrant’s common stock dated February 5, 2007 pursuant to the Securities Purchase Agreement among the Registrant and the purchasers signatory thereto dated as of February 2, 2007.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 6, 2007.
4.69	Form of Warrant to purchase shares of the Registrant’s common stock dated February 6, 2007 pursuant to the Securities Purchase Agreement among the Registrant and the purchasers signatory thereto dated as of February 5, 2007.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed February 6, 2007.

Exhibit No.	Exhibit	Method of Filing

4.70	Form of Registration Rights Agreement dated as of February 2, 2007 entered into pursuant to the Securities Purchase Agreement among the Registrant and the purchasers signatory thereto dated as of February 2, 2007.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed February 6, 2007.
4.71	Form of Registration Rights Agreement dated as of February 5, 2007 entered into pursuant to the Securities Purchase Agreement among the Registrant and the purchasers signatory thereto dated as of February 5, 2007.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed February 6, 2007.
4.72	Form of Warrant to purchase shares of the Registrant’s common stock dated February 9, 2007 pursuant to the Securities Purchase Agreement among the Registrant and the purchaser signatory thereto dated as of February 9, 2007.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2007.
4.73	Form of Registration Rights Agreement dated as of February 9, 2007 entered into pursuant to the Securities Purchase Agreement among the Registrant and the purchaser signatory thereto dated as of February 9, 2007.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed February 12, 2007.
10.1	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-18 (File 33-51456).
10.2	Form of Non-Statutory Option Agreement.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-18 (File 33-51456).
10.3	Form of Restricted Stock Award Agreement.	Filed herewith.
10.4	Form of Non-Employee Director Stock Option Agreement.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 1993.
10.5	1992 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-18 (File No. 33-51456).
10.6	1995 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 1995.
10.7	1997 Stock Incentive Plan.	Incorporated by reference to the Registrant’s Proxy Statement for its 1997 Annual Meeting of Stockholders.
10.8	1998 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-4 filed February 16, 1999 (File No. 333-68699).
10.9	1999 Stock Incentive Plan.	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement dated October 4, 2006.
10.10	1999 Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit No.	Exhibit	Method of Filing

10.11	Office Lease Agreement dated as of September 20, 1999, between the Registrant and Galleria 400 LLC.	Incorporated by reference to Exhibit 10.51 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
10.12	First Amendment to Office Lease Agreement dated as of March 31, 2000, between the Registrant and Galleria 400 LLC.	Incorporated by reference to Exhibit 10.52 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
10.13	Convertible Debenture Purchase Agreement dated as of July 27, 2000, among the Registrant, Strong River Investments, Inc.	Incorporated by reference to Exhibit 10.53 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
10.14	Executive Employment Agreement dated as of September 29, 2000, between the Registrant and Steven A. Odom. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.15	Executive Employment Agreement dated as of September 29, 2000, between the Registrant and James M. Logsdon. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.16	Executive Employment Agreement dated as of September 29, 2000, between the Registrant and Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.17	Form of Escrow Agreement entered into in connection with the MessageClick Merger Agreement.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
10.18	Convertible Debenture and Warrant Purchase Agreement dated as of October 31, 2000, between the Registrant and the purchasers signatory thereto.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
10.19	Cereus Technology Partners, Inc. Directors’ Warrant Incentive Plan. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10(cc) to Cereus Technology Partners, Inc.’s Annual Report on Form 10-KSB40 for the year ended December 31, 1999.
10.20	Cereus Technology Partners, Inc. Outside Directors’ Warrant Plan. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10(dd) to Cereus Technology Partners, Inc.’s Annual Report on Form 10-KSB40 for the year ended December 31, 1999.
10.21	Loan and Security Agreement dated December 14, 2001, among the Registrant, NACT Telecommunications, Inc., Telemate.Net Software, Inc. and Silicon Valley Bank, Commercial Finance Division.	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.22	Lease Agreement dated as of December 30, 1999, between NACT Telecommunications, Inc. and Boggess-Riverwoods Company, L.L.C.	Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.23	Instrument of Assumption and Substitution of Guarantor of Lease dated as of July 27, 2001, among the Registrant, World Access, Inc., Boggess Holdings, L.L.C. and NACT Telecommunications, Inc.	Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit No.	Exhibit	Method of Filing

10.24	Intellectual Property Security Agreement dated as of December 14, 2001, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.25	Intellectual Property Security Agreement dated as of December 14, 2001, between NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.26	Intellectual Property Security Agreement dated as of December 14, 2001, between Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.27	Telemate.Net Software, Inc. 1999 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.13 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).
10.28	Amendment to the Telemate.Net 1999 Software, Inc. Stock Incentive Plan.	Incorporated by reference to Exhibit 10.18 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).
10.29	Telemate Stock Incentive Plan.	Incorporated by reference to Exhibit 10.10 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).
10.30	Amendment to Telemate Stock Incentive Plan.	Incorporated by reference to Exhibit 10.14 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).
10.31	Form of Indemnification Agreement entered into as of October 12, 2001, between the Registrant and each of its directors and non-director officers at the level of Vice-President and above.	Incorporated by reference to Appendix F-1 to the Registrant’s Registration Statement on Form S-4/A filed October 12, 2001 (File No. 333-62262).
10.32	Interest Purchase Agreement dated as of June 4, 2002, between the Registrant and NeTrue Communications, Inc.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.33	Subordination Agreement dated April 25, 2002, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.
10.34	Amendment to Loan Documents dated February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.35	Loan and Security Agreement (Exim Program) dated February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.36	Borrower Agreement dated February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

Exhibit No.	Exhibit	Method of Filing

10.37	Secured Promissory Note dated February 12, 2003, in principal amount of $4.0 million, made by the Registrant in favor of Silicon Valley Bank.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.38	Subordination Agreement dated February 12, 2003, among the Registrant, Clarent Corporation and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.39	Loan and Security Agreement dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.40	Secured Subordinated Promissory Note dated February 12, 2003, in principal amount of $5.0 million, made by the Registrant in favor of Clarent Corporation.	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.41	Secured Subordinated Promissory Note dated February 12, 2003, in principal amount of $3.0 million, made by the Registrant in favor of Clarent Corporation.	Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.42	Unsecured Subordinated Promissory Note, dated February 12, 2003, in principal amount of $1.8 million, made by the Registrant in favor of Clarent Corporation.	Incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.43	Bill of Sale, Assignment and Assumption Agreement, dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.10 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.44	Assignment of Patent Rights dated as of February 7, 2003, made by Clarent Corporation to the Registrant.	Incorporated by reference to Exhibit 99.11 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.45	Assignment of Trademarks dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.12 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.46	Intellectual Property and Security Agreement dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.13 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.47	Settlement Agreement dated November 6, 2002, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.48	Assignment and Collection Agreement dated December 5, 2002, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.49	Cross-Corporate Continuing Guaranty dated as of February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Clarent Canada Ltd.	Incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

Exhibit No.	Exhibit	Method of Filing

10.50	Lease for 1221 West Mineral Avenue, dated as of February 11, 2003, between the Registrant and A.S. Burger Investments, LLC.	Incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.51	Movable Hypothec dated as of February 20, 2003, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.52	Movable Hypothec dated as of February 20, 2003, between the Clarent Canada Ltd. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.53	Settlement Agreement and Full Release of Claims dated as of February 12, 2003, between the Registrant and John M. Good.	Incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.54	Arbitration Award Agreement dated February 3, 2002, and among the Registrant, Clunet R. Lewis and CLR Enterprises, Inc.	Incorporated by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.55	Arbitration Award Agreement dated February 3, 2002, among the Registrant, William P. O’Reilly and Montana Corporation.	Incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.56	Consulting Agreement dated as of March 14, 2003, between the Registrant and William P. O’Reilly.	Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.57	Consulting Agreement dated as of March 14, 2003, between the Registrant and Clunet R. Lewis.	Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.58	Amendment to Loan Documents dated April 7, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.59	Amendment to Loan Documents (Exim Program) dated April 7, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.60	Assignment and Assumption Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the U.K. assets.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.61	Assignment and Assumption Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the U.S. assets.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.62	Assignment and Assumption Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the Canadian assets.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

Exhibit No.	Exhibit	Method of Filing

10.63	Bill of Sale dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the U.K. assets.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.64	Bill of Sale dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the U.S. assets.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.65	Bill of Sale dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the Canadian assets.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.66	Secured Convertible Promissory dated January 21, 2005 issued to the Registrant in principal amount of $3.5 million in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.67	Security Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.68	Copyright Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.69	Domain Name Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.10 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.70	Patent Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.11 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.71	Trademark Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.12 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.72	Bill of Sale dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.13 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.73	Copyright Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.14 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.74	Trademark Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.15 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.75	Patent Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.16 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.76	License Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.17 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

Exhibit No.	Exhibit	Method of Filing

10.77	Reciprocal Reseller Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.18 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.78	Call Center Services Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.19 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005
10.79	Instrument of Assignment, Agreement and Consent dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.20 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.80	Cash Collateral Agreement dated as of February 4, 2005 between the Registrant, the Investors signatory thereto and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.
10.81	Form of Seller Non-Competition Agreement to be executed in connection with the closing of the transactions contemplated by the Asset Purchase Agreement dated as of February 23, 2005 by and among the Registrant, WSECI, Inc. and the shareholders of WSECI, Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.
10.82	Form of Bill of Sale, Assignment and Assumption Agreement Seller to be executed in connection with the closing of the transactions contemplated by the Asset Purchase Agreement dated as of February 23, 2005 by and among the Registrant, WSECI, Inc. and the shareholders of WSECI, Inc.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.
10.83	Non-qualified Stock Option entered into March 15, 2005 and effective November 3, 2004 to purchase 500,000 shares of the Registrant’s common stock granted to Lewis Jaffe. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report filed on March 21, 2005 and amended on April 28, 2005.
10.84	Non-qualified Stock Option entered into March 15, 2005 and effective November 3, 2004 to purchase 250,000 shares of the Registrant’s common stock granted to Lewis Jaffe. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report filed on March 21, 2005 and amended on April 28, 2005.
10.85	Non-qualified Stock Option entered into March 15, 2005 and effective November 3, 2004 to purchase 250,000 shares of the Registrant’s common stock granted to Lewis Jaffe. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report filed on March 21, 2005 and amended on April 28, 2005.
10.86	Non-qualified Stock Option entered into March 15, 2005 and effective November 19, 2004 to purchase 250,000 shares of the Registrant’s common stock granted to Montgomery Bannerman. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005 and amended on April 28, 2005.
10.87	Amendment to Loan Documents dated March 15, 2005, among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc., Needham (Delaware) Corp. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005 and amended on April 28, 2005.

Exhibit No.	Exhibit	Method of Filing

10.88	Amendment to Loan Documents (Exim Program) dated March 15, 2005, among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005 and amended on April 28, 2005.
10.89	Borrower Agreement dated March 15, 2005, among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005 and amended on April 28, 2005.
10.90	Amended and Restated Secured Promissory Note dated March 15, 2005, in principal amount of $10.0 million, made by the Registrant, Provo Prepaid (Delaware) Corp. and Telemate.Net Software, Inc. in favor of Silicon Valley Bank.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005 and amended on April 28, 2005.
10.91	Assumption Agreement dated April 14, 2005, among the Registrant, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.92	Borrower Agreement dated April 14, 2005, among the Registrant, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.93	Amended and Restated Secured Promissory Note dated April 14, 2005, in principal amount of $10.0 million, made by the Registrant, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp. and Telemate.Net Software, Inc. in favor of Silicon Valley Bank	Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.94	Assumption Agreement dated April 14, 2005, among the Registrant, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.95	Borrower Agreement dated April 14, 2005, among the Registrant, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.96	Amended and Restated Secured Promissory Note dated April 14, 2005, in principal amount of $10.0 million, made by the Registrant, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp. and Telemate.Net Software, Inc. in favor of Silicon Valley Bank.	Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.97	Sublease dated July 1, 2005, between the Registrant and Digital Insurance, Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 8, 2005.
10.98	Bill of Sale dated July 1, 2005, executed by the Registrant in favor of Digital Insurance, Inc.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on July 8, 2005.
10.99	Security Agreement entered into on July 1, 2005, between the Registrant and Digital Insurance, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on July 8, 2005.

Exhibit No.	Exhibit	Method of Filing

10.100	Amendment to the 7.5% Convertible Debentures dated as of July 25, 2005 among the Registrant, Mainfield Enterprises Inc. and Heimdall Investments, Ltd.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.
10.101	Limited Waiver and Amendment to Loan Documents dated July 25, 2005 between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.
10.102	Limited Waiver and Amendment to Loan Documents (Exim Program) dated July 25, 2005 between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.
10.103	Security Agreement entered into on July 1, 2005, between the Registrant and Digital Insurance, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 8, 2005.
10.104	Amendment to the 7.5% Convertible Debentures dated as of July 25, 2005 among the Registrant, Mainfield Enterprises Inc. and Heimdall Investments, Ltd.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 29, 2005.
10.105	Limited Waiver and Amendment to Loan Documents dated July 25, 2005 between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 29, 2005.
10.106	Limited Waiver and Amendment to Loan Documents (Exim Program) dated July 25, 2005 between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 29, 2005.
10.107	Separation Agreement between the Registrant and Lewis Jaffe entered into on August 16, 2005.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed August 22, 2005.
10.108	Verso Technologies, Inc. 1999 Stock Incentive Plan, as amended September 22, 2005.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed September 28, 2005.
10.109	Amendment #1 to Secured Convertible Promissory Note among the Registrant, CITEL Technologies Limited and CITEL Technologies, Inc. entered into on September 23, 2005.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed September 28, 2005.
10.110	Subordination Agreement dated as of September 23, 2005, between the Registrant and Bridge Bank, National Association.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed September 28, 2005.
10.111	Executive Employment Agreement executed on October 24, 2005, but effective as of October 1, 2005 between the Registrant and Montgomery Bannerman. (Represents an executive compensatory plan or arrangement.)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Amendment No. 1 to Current Report on Form 8-K filed October 27, 2005.
10.112	Amended and Restated Executive Employment Agreement executed on October 24, 2005, but effective as of October 1, 2005 between the Registrant and Steven A. Odom. (Represents an executive compensatory plan or arrangement.)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 27, 2005.
10.113	Amended and Restated Executive Employment Agreement executed on October 24, 2005, but effective as of October 1, 2005 between the Registrant and Juliet M. Reising. (Represents an executive compensatory plan or arrangement.)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed October 27, 2005.

Exhibit No.	Exhibit	Method of Filing

10.114	Amended and Restated Promissory Note made by the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Needham (Delaware) Corp. dated March 24, 2006.	Incorporated by reference to Exhibit 10.113 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.115	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement dated as of March 24, 2006 among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. Needham (Delaware) Corp. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.114 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.116	Amendment to Loan Documents dated January 27, 2006 among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. Needham (Delaware) Corp. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.115 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.117	Amendment to Loan Documents (EXIM Program) dated as of March 24, 2006 among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. Needham (Delaware) Corp. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.116 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.118	Amendment to Loan Documents dated as of March 24, 2006 among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. Needham (Delaware) Corp. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.117 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.119	Agreement of Software Development dated as of May 10, 2006, between the Registrant and Elitecore Technologies Limited.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.120	Amendment to Loan Documents dated as of June 27, 2006 among the Registrant, certain of its subsidiaries and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.121	Contract entered into on July 17, 2006, among the Registrant, Verso Verilink, LLC and CM Solutions, Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.122	Manufacturing Agreement dated as of July 12, 2006 between the Registrant and CM Solutions Corporation.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.123	Amendment to Note dated as of June 30, 2006 among the Registrant, CITEL Technologies, Inc. and CITEL Technologies Limited.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.124	Agreement dated as of June 19, 2003 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and XEL Communications, Inc., which amendment has been assumed by Verso Verilink, LLC.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.125	Amendment No. 1 to Agreement dated as of August 25, 2003 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and XEL Communications, Inc., which amendment has been assumed by Verso Verilink, LLC.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Exhibit No.	Exhibit	Method of Filing

10.126	Amendment No. 2 to Product Purchase Agreement dated as of December 12, 2003 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and XEL Communications, Inc., which amendment has been assumed by Verso Verilink, Inc.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.127	Amendment No. 3 to Product Purchase Agreement dated as of February 18, 2004 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and XEL Communications, Inc., which amendment has been assumed by Verso Verilink, Inc.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.128	Amendment No. 4 to Contract No. C0302362 dated as of November 10, 2004 between Telesector Resources Group, Inc., d/b/a Verizon Services Group, and Verilink Corporation, which amendment has been assumed by Verso Verilink, Inc.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.129	Amendment No. 5 to Product Purchase Agreement dated as of March 5, 2005 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and Verilink Corporation, which amendment has been assumed by Verso Verilink, Inc.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.130	Amendment No. 6 to Product Purchase Agreement dated as of July 27, 2006, between Verso Verilink, LLC and Verizon Services Corp.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.131	Amendment No. 2 to Product Purchase Agreement dated as of December 12, 2003 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and XEL Communications, Inc., which amendment has been assumed by Verso Verilink, Inc. (Portions of this Exhibit 10.8 have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.)	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006.
10.132	Amendment No. 5 to Product Purchase Agreement dated as of March 5, 2005 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and Verilink Corporation, which amendment has been assumed by Verso Verilink, Inc. (Portions of this Exhibit 10.11 have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006.
10.133	Security Agreement between the Registrant, certain of its subsidiaries and Laurus Master Fund dated September 20, 2006.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).
10.134	Intellectual Property Security Agreement between the Registrant, certain of its subsidiaries and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).
10.135	Stock Pledge Agreement between the Registrant, certain of its subsidiaries and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).

Exhibit No.	Exhibit	Method of Filing

10.136	Hypothecation of Movables between the Registrant, and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).
10.137	Letter Agreement between the Registrant and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).
10.138	Verso Technologies, Inc. 1999 Stock Incentive Plan, as amended November 7, 2006.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed November 13, 2006.
10.139	Consulting and Separation Agreement between the Registrant and Juliet M. Reising dated October 13, 2006.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 18, 2006.
10.140	Agreement between the Registrant and Martin D. Kidder dated October 5, 2006.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed October 18, 2006.
10.141	Asset Purchase Agreement, dated as of December 29, 2006, among the Registrant, Paradyne Networks, Inc., and, for certain limited purposes, Zhone Technologies, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 8, 2007.
10.142	Common Stock Purchase Warrant to purchase 150,000 shares of the Registrant’s common stock issued to Laurus Master Fund, Ltd., dated December 29, 2006.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 8, 2007.
10.143	Common Stock Purchase Warrant to purchase 330,470 shares of the Registrant’s common stock issued to Laurus Master Fund, Ltd., dated December 29, 2006.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 8, 2007.
10.144	License Agreement, dated as of December 29, 2006, between the Registrant and Paradyne Networks, Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 8, 2007.
10.145	Adaptation of Reseller Agreement, dated as of December 29, 2006, between the Registrant and Paradyne Networks, Inc.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed January 8, 2007.
10.146	Amendment No. 1 to Asset Purchase Agreement, dated as of January 25, 2007, among the Registrant, Paradyne Networks, Inc. and Zhone Technologies, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2007.
10.147	Securities Purchase Agreement dated as of January 30, 2007 among the Registrant and the purchasers signatory thereto.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2007.
10.148	Securities Purchase Agreement dated as of February 2, 2007 among the Registrant and the purchasers signatory thereto.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed February 6, 2007.
10.149	Securities Purchase Agreement dated as of February 5, 2007 among the Registrant and the purchasers signatory thereto.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed February 6, 2007.
10.150	Amendment No. 2 to Asset Purchase Agreement, dated as of February 7, 2007, among the Registrant, Paradyne Networks, Inc. and Zhone Technologies, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2007.

Exhibit No.	Exhibit	Method of Filing

10.151	Securities Purchase Agreement dated as of February 9, 2007 among the Registrant and the purchaser signatory thereto.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2007.
10.152	Security Agreement between the Registrant, certain of its subsidiaries and Laurus Master Fund Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-138429).
10.153	Intellectual Property Security Agreement between the Registrant, certain of its subsidiaries and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-138429).
10.154	Stock Pledge Agreement between the Registrant, certain of its subsidiaries and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-138429).
10.155	Hypothecation of Movables between the Registrant and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-138429).
10.156	Letter Agreement between the Registrant and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-3 (No. 333-138429).
10.157	Form of Seller’s Non-Competition Agreement entered into in connection with the Registrant’s acquisition of the assets of WSECI, Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2005.
10.158	Intellectual Property Assignment dated as of March 26, 2007, among the Registrant, Paradyne Networks, Inc. and Paradyne Corporation.	Filed herewith.
10.159	Exclusive License Agreement dated as of March 23, 2007, between the Registrant and Arcadia Patent Acquisition Corporation.	Filed herewith.
16.1	Letter from Grant Thornton LLP dated April 16, 2006.	Incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed April 14, 2006.
16.2	Letter from Grant Thornton LLP dated June 16, 2006.	Incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2006.
21.1	Subsidiaries of the Registrant.	Filed herewith.
23.1	Consent of Tauber & Balser, P.C.	Filed herewith.
23.2	Consent of Grant Thornton LLP	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer.	Filed herewith.
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer.	Filed herewith.
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer.	Filed herewith.