Form 10-K/A
period 2006-12-31
VERSO TECHNOLOGIES INC
filed 2007-04-30
CIK 797448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 on
Form 10-K/A

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
Securities registered pursuant to Section 12(b) of the Act: common stock, $0.01 par value per share
Securities registered pursuant to Section 12(g) of the Act: None.
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
DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2006 of Verso Technologies, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007 (the “Original Report”). This Amendment replaces the information previously incorporated by reference in Part III of the Original Report with the actual text of the disclosures required by Part III of the Form 10-K. Except for providing these disclosures, this Amendment does not modify or update any disclosures presented in the Original Report. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Report or modify or update those disclosures contained in the Original Report which may have been affected by subsequent events. Information not affected by this Amendment is unchanged and reflects the disclosures made at the time the Original Report was filed. The Original Report, as amended by this Amendment, is referenced to herein as the “Annual Report.”
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors
     Set forth below is certain information, as of April 30, 2007, concerning each of the directors of the Company. Each of the individuals listed below shall serve as a director of the Company until the next annual meeting of the Company’s shareholders and until their successors have been elected and qualified, or until their resignation, death or removal.

Name	Age	Position
Montgomery L. Bannerman	53	Chief Executive Officer and Director
Mark H. Dunaway	61	Director
Gary H. Heck	62	Director
James R. Kanely	64	Director
Amy L. Newmark	49	Director
Steven A. Odom	53	Executive Chairman of the Board
James A. Verbrugge	65	Director
William J. West	54	Director
Certain additional information concerning the individuals named above is set forth below:
     Montgomery L. Bannerman, age 53, has served as a director and Chief Executive Officer of the Company since October 1, 2005. From August 1, 2005 to September 30, 2005, Mr. Bannerman served as President and Chief Operating Officer of the Company. From November 19, 2004 to July 31, 2005, Mr. Bannerman served as the Company’s Senior Vice President of Strategic Initiatives. From November 2003 to September 2004, Mr. Bannerman served as Vice President Strategy for Universal Access Inc., a provider of outsourced network services. From January 2000 to October 2003, Mr. Bannerman served as Senior Vice President and Chief Technology Officer of Terremark Worldwide, Inc., a network access provider of telecommunications services. Mr. Bannerman founded IXS.NET, a provider of integrated VoIP network platforms in Asia, in 1996, and DSP.NET, a commercial ISP in northern California, in 1993.
     Mark H. Dunaway, age 61, has served as a director of the Company and member of the audit committee (the “Audit Committee”) of the Board of Directors of the Company (the “Board”) since June

1, 2005. Since October 2003, Mr. Dunaway has served as Chairman and Chief Executive Officer of Composite Materials Technology, LLC, a provider of engineering products.
     Gary H. Heck, age 62, has served as a director of the Company since September 29, 2000. From February 23, 2004 to November 3, 2004, Mr. Heck also served as the Company’s President and Chief Operating Officer. Mr. Heck also served as a member of the compensation committee of the Board (the “Compensation Committee”) from September 29, 2000 until February 24, 2004. From January 2000 to September 2000, Mr. Heck served as a director of Cereus Technology Partners, Inc. (“Cereus). Mr. Heck has been a consultant since 1989, most recently serving as a Managing Partner and a co-founder of PacifiCom, a consulting services company. From 1987 until 1989, Mr. Heck was President and Chief Executive Officer of Telematics Products, Inc., a telecommunications products company. From 1983 until 1987, Mr. Heck held various executive positions at Pacific Telesis Corporation, one of the nation’s largest Regional Bell Operating Companies, and completed his tenure as a corporate officer of several subsidiaries of Pacific Telesis and as Chief Executive Officer of PacTel Products Corporation. From 1977 until 1983, Mr. Heck was a Division Manager and District Manager at AT&T Corporation, where he was responsible for sales and marketing programs. From 1967 until 1977, Mr. Heck held various positions at Pacific Telephone & Telegraph. He is a member of the board of directors of RRT Global, Limited.
     James R. Kanely, age 64, has served as a director of the Company since August 17, 2005 and a member of the Compensation Committee since April 19, 2006. Since August 1993, Mr. Kanely has served as a member of the board of directors and chairman of the audit committee of The Alpine Group, Inc., a publicly-traded industrial holding company. He is also on the board of directors of two privately-held companies, Taco, Inc., a manufacturer of pumps, valves and control systems for residential and commercial hydronic systems, and PPC Insulators, Inc., a manufacturer of porcelain insulators for the electrical utility industry.
     Amy L. Newmark, age 49, has served as a director of the Company and a member of the Compensation Committee since September 29, 2000. From January 2000 to September 2000, Ms. Newmark served as a director of Cereus. Ms. Newmark is a private investor in the technology, Internet and telecommunications fields. From 1995 to 1997, she served as Executive Vice President of Strategic Planning at Winstar Communications, Inc. Prior to 1995, Ms. Newmark served as the general partner of Information Age Partners, L.P., a hedge fund investing primarily in technology and emerging growth companies. Before that, Ms. Newmark was a securities analyst specializing in telecommunications and technology companies.
     Steven A. Odom, age 53, has served as the Executive Chairman of the Board since October 1, 2005. From September 29, 2000 to September 30, 2005, Mr. Odom served as the Chief Executive Officer of the Company and as Chairman of the Board from December 2000 to September 30, 2005. From January 2000 to September 2000, Mr. Odom served as the Chairman of the Board and the Chief Executive Officer of Cereus. From 1994 until June 1998, Mr. Odom served as Chief Executive Officer of World Access, Inc., a provider of voice, data and Internet products and services around the world (“World Access”). From June 1998 until June 1999, Mr. Odom also served as Chairman of the Board of World Access. From 1990 until 1994, Mr. Odom was a private investor in several companies, including World Access and its predecessor. From 1987 until 1990, he served as President of the PCS Division of Executone Information Systems in Atlanta, Georgia, a public company that manufactured and distributed telephone systems. From 1983 until 1987, Mr. Odom was Chairman and Chief Executive Officer of Data Contract Company, Inc., a manufacturer of telephone switching equipment and intelligent pay telephones, which he founded in 1983. From 1974 until 1983, he served as the Executive Vice President of Instrument Repair Service, a private company co-founded by Mr. Odom in 1974 that repaired test instruments for local exchange carriers.

     Dr. James A. Verbrugge, age 65, has served as a director of the Company since November 9, 2004 and a member of the Audit Committee since January 28, 2005. Dr. Verbrugge is Emeritus Professor of Finance in the Terry College of Business at the University of Georgia. From 1976 to 2001, he was the Chairman of the Department of Banking and Finance in the Terry College of Business, and he held the Chair of Banking from 1992 to 2002. He is a member of the Board of Directors of each of Crown Crafts, Inc., a company which designs, markets and distributes infant and juvenile consumer products, and Tri-S Security Corporation, a provider of security services and equipment for federal government and private entities, and also serves on the board of one private company. Dr. Verbrugge also serves as a member of Tri-S Security Corporation’s audit committee and compensation committee.
     William J. West, age 54, has served as a director of the Company and a member of the Audit Committee since April 19, 2006. Since 2002, Mr. West has also served as a partner of the Innovate Group, LLC, a board-level consulting firm. From 1999 through 2002, Mr. West served as the President of Carolina Phone, PCS. In 1996, Mr. West founded Solo America, LLC, a nationwide paging reseller (“Solo”). From January 1989 to April 1996, Mr. West served as president and chief operating officer of Dial Page, Inc., the sixth largest paging provider in the United States (“Dial Page”). Under his leadership, Dial Page gained an industry reputation as a high value provider and achieved strong internal growth through acquisitions before Dial Page’s sale to Mobil Media, Inc. in 1996. Additionally, from 1978 to 1987, Mr. West held several executive level positions with AT&T Communications, Inc. Mr. West currently serves as an advisory board member of Transactis, Inc., and Strikeiron, Inc. Further, Mr. West has served as a board member of several other privately-held companies, including DataFlux, Inc., Unified Signal LLC, Carolina PCS, LP, The Latin Broadband Group, Inc., and Readycom, Inc.
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
Executive Officers
     The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age, as of April 30, 2007, of such officer. Executive officers of the Company are elected or appointed by the Board and hold office until their successors are elected and qualified, or until their death, resignation or removal, subject to the terms of applicable employment agreements discussed in Item 11 of this Annual Report.

Name	Age	Position
Montgomery L. Bannerman	53	Chief Executive Officer
Steven A. Odom	53	Executive Chairman of the Board
Martin D. Kidder	43	Chief Financial Officer and Secretary
Yves Desmet	39	Senior Vice President, Worldwide Sales
     Certain additional information concerning Messrs. Kidder and Desmet is set forth below. Additional information concerning Messrs. Bannerman and Odom is set forth above under the heading “Board of Directors.”

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
     Except as disclosed in the applicable employment agreements discussed in Item 11 of this Annual Report, no arrangement or understanding exists between any executive officer and any other person pursuant to which such executive officer was selected to serve as an executive officer. To the best of the Company’s knowledge, (i) there are no material proceedings to which any executive officer of the Company is a party, or has a material interest, adverse to the Company; and (ii) there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any executive officer during the past five years.
Audit Committee and Audit Committee Financial Expert
     The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of the Audit Committee are Messrs. Dunaway and West and Dr. Verbrugge.
     The Board has determined that the Audit Committee’s chairperson, Mr. Dunaway, is an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K. Mr. Dunaway meets the independence requirements of Rule 4200(a)(15) of The Nasdaq Stock Market LLC.
     Pursuant to the regulations of the SEC, a person who is determined to be an audit committee financial expert will not be deemed an expert for any purpose, including, without limitation, for purposes of Section 11 of the Securities Act, as a result of being designated or identified as an audit committee financial expert pursuant to Item 401 of Regulation S-K. Furthermore, the designation or identification of a person as an audit committee financial expert pursuant to Item 401 of Regulation S-K does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the Audit Committee or the Board in the absence of such designation or identification. Moreover, the designation or identification of a person as an audit committee financial expert pursuant to Item 401 of Regulation S-K does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and all persons (“Reporting Persons”) who beneficially own more than 10% of the outstanding shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Reporting Persons are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely upon a review of the copies of such forms furnished to the Company for the year ended December 31, 2006, and the information provided to the Company by Reporting Persons of the Company, no Reporting Person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
     The Compensation Committee of the Board is responsible for overseeing, establishing and administering the Company’s executive compensation program, administering the Company’s 1999 Stock Incentive Plan, as amended (the “Incentive Plan”), evaluating the performance of the Company’s executive officers and approving all compensation decisions for the Company’s executive officers. Accordingly, the Compensation Committee is responsible for determining whether the compensation paid to each of the Company’s Chief Executive Officer, Executive Chairman of the Board, Chief Financial Officer and the other individuals included in the Summary Compensation Table below (collectively, the “Named Executives Officers”), is fair, reasonable and competitive and whether such compensation serves the interest of the Company’s shareholders.
     The purpose of this Compensation Discussion and Analysis is to present the objectives, policies and practices of the Company’s executive compensation program and is intended to provide additional information necessary to understand the Company’s compensation decisions with respect to the Named Executive Officers. This Compensation Discussion and Analysis should be read in conjunction with the information presented in the compensation tables included in Item 11 of this Annual Report, the footnotes to those tables and the related disclosure appearing elsewhere in this Annual Report.
Methodology for Establishing Compensation
     The Compensation Committee is responsible for all compensation decisions for the Named Executive Officers. The Compensation Committee annually reviews the performance of, and makes determinations concerning the compensation for, Montgomery L. Bannerman, the Company’s Chief Executive Officer, and Steven A. Odom, the Company’s Executive Chairman of the Board. Messrs. Odom and Bannerman annually review the performance and compensation of the other Named Executive Officers, after which Messrs. Bannerman and Odom present their conclusions with respect to such performance, and make recommendations regarding the compensation for such other Named Executive Officers, to the Compensation Committee for its consideration and approval. The Compensation Committee has absolute discretion as to whether it approves the recommendations of Messrs. Bannerman and Odom or makes adjustments to such recommendations, as it deems appropriate.

     To evaluate and administer the Company’s executive compensation program, the Compensation Committee meets periodically each year in conjunction with regularly scheduled Board meetings. The Compensation Committee also holds special meetings and meets telephonically, as necessary, to discuss extraordinary items, which would include the hiring or dismissal of a Named Executive Officer. The Chairman of the Compensation Committee regularly reports on Compensation Committee actions and recommendations at meetings of the Board.
     Each member of the Compensation Committee is an independent director as determined by the rules of the NASDAQ Stock Market. Membership on the Compensation Committee is determined by the Board.
Compensation Philosophy and Objectives
     The Company’s executive compensation philosophy and objectives are established by the Compensation Committee in consultation with the entire Board and the Company’s senior management. The Company’s executive compensation program is designed to:
•	provide levels of base compensation and benefits that are competitive with comparable companies;

•	align executive and shareholder interests through long-term, equity-based compensation;

•	attract and retain highly skilled executives with the leadership abilities and skills necessary to build long-term shareholder value;

•	motivate executives to perform at their highest levels and to achieve the Company’s short-and long-term objectives; and

•	reward executives for achievement of the Company’s financial and operational objectives.
     The Company has entered into employment agreements with Messrs. Bannerman and Odom and Martin D. Kidder, the Company’s Chief Financial Officer. The material terms of those employment agreements are discussed below under the heading “Employment Agreements and Post-Termination Payments.”
Elements of Executive Compensation
     Total direct compensation paid to the Named Executive Officers includes near-term compensation, paid in cash in the form of base salary and annual bonus, and long-term equity-based compensation, paid in the form of awards under the Incentive Plan. The total cash compensation paid to the Named Executive Officers is intended to reflect the Company’s absolute and relative performance, as well as the Named Executive Officer’s individual contribution to that performance. The equity-based compensation paid to the Named Executive Officers is intended to promote long-term focus, to align the interests of the Named Executive Officers with those of the Company’s shareholders and to retain key executives. The Compensation Committee does not have any pre-established policy or target for the allocation of compensation paid to the Named Executive Officers between near-term compensation and long-term incentive compensation. The determination of this allocation is not done mechanically or quantitatively, but rather the Compensation Committee uses its discretion, best judgment and the experience of its members to examine the totality of all of the relevant factors, including the pay practices of comparable companies. The following describes the objectives and polices that underlie the various elements of the compensation mix, including the availability to the Named Executive Officers of broad-based benefit programs:
     Base Salary. Base salary is designed to (i) compensate the Named Executive Officers for the day-to-day services rendered by them to the Company and reflect the complexity and responsibility of the executive’s role at the Company and the executive’s prior years’ compensation and (ii) reward individual performance and individual contribution to the Company. Base salary is intended to be competitive with the salaries paid by comparable companies based on the executive’s experience, performance and other unique factors or qualifications. In establishing or adjusting the base salary of a Named Executive Officer, the Compensation Committee reviews and considers the performance of the executive and the base salaries of executives holding similar positions at comparable companies. Increases in base salary are considered annually as part of the performance review process as well as upon promotion or other change in job responsibility. Base salary may be increased to reward executive performance that has exceeded certain objectives or to recognize an executive’s increased role and responsibilities. Annual increases in base salary for the Named Executive Officers are not automatic. In determining whether to increase base salary in 2006, the Compensation Committee considered the philosophy and objectives noted above, information on executive compensation paid by comparable companies, the terms of the employment agreements with the Named Executive Officers and various other information relating to compensation.
     Annual Bonuses. Annual bonuses may be awarded to the Named Executive Officers in order to reward and motivate them to increase shareholder value and otherwise attain the Company’s financial and operating objectives. Annual bonuses typically reflect competitive industry practices and certain performance metrics. Annual bonuses are awarded at the discretion of the Compensation Committee. There is currently no formal bonus plan in place for the Named Executive Officers.
     Equity-based Incentive Awards. Awards of qualified and nonqualified stock options, restricted stock and stock bonuses may be granted from time to time to the Named Executive Officers under the Incentive Plan in order to tie executive compensation directly to the Company’s long-term success and increases in shareholder value. The Incentive Plan provides that awards may be made for 10 years from its effective date of June 24, 1999. The Incentive Pan is administered by the Compensation Committee, which determines the type, amount and duration of all individual awards to the Named Executive Officers made under the Incentive Plan. In determining the size of the awards granted under the Incentive Plan to the Named Executive Officers, the Compensation Committee takes into account the Named Executive Officer’s position, past performance, the anticipated contribution to meeting the Company’s long-term goals, industry practices and norms, long-term incentives granted in prior years and existing levels of stock ownership.
     Broad-Based Benefits Programs. The Named Executive Officers are entitled to participate in the benefits programs that are available to all full-time employees of the Company. These benefits include hospitalization, major medical, disability and group life insurance plans, paid vacation and Company contributions to a 401(k) profit sharing plan. The Company does not provide any special employee benefits or perquisites for the Named Executive Officers which are not otherwise available to all full-time employees of the Company.
2006 Evaluation of Executive Performance and Compensation
     Chief Executive Officer and Executive Chairman of the Board. In 2006, the Compensation Committee considered and reviewed the job performance of and achievement by Messrs. Bannerman and Odom of their respective short- and long-term performance objectives and reviewed the Company’s overall financial and operating performance and market growth. Based on the foregoing and certain competitive factors, the Compensation Committee elected not to pay annual performance bonuses to senior executives, but did (i) award to Mr. Odom a bonus in the amount of $127,800 in recognition of the successful completion of the Company’s 2006 private placement which was facilitated by Mr. Odom without engaging an investment banker. Mr Odom had taken a voluntary 10% salary reduction on November 1, 2004, and the Compensation Committee restored his salary to its contracted rate on October 16, 2006. Mr. Bannerman had voluntarily refused the full salary increase authorized by the Board for his promotion to Chief Executive Officer on October 1, 2005 and the committee raised his salary to its intended level of $357,500 on November 1, 2006. In addition, in order to continue to provide incentives for Messrs. Bannerman and Odom to further build shareholder value and to further align their interests with those of the Company’s shareholders, the Compensation Committee awarded (a) to Mr. Odom an incentive stock option to purchase 1,000,000 shares of Common Stock; and (b) to Mr. Bannerman a qualified option to purchase 50,000 shares of Common Stock and a qualified option to purchase 750,000 shares of Common Stock. The Compensation Committee had intended to award some of these stock options during 2004 and 2005 to Mr. Odom, and to Mr. Bannerman in 2005, but was unable to do so given the small number of shares remaining available under the Incentive Plan, so the number granted in 2006 reflected a recognition of their recent past employment without such compensation, as well as compensation for their future employment. Messrs. Bannerman and Odom were awarded these options, which vest over five years, in lieu of the restricted stock grants planned for the majority of the Company’s employees, in order to provide them with equity compensation that has no intrinsic value unless the stock rises above the exercise price of the options. Additional information regarding these grants is set forth below under the headings “Summary Compensation Table,” “2006 Grants of Plan-Based Awards” and “Outstanding Equity Awards at Fiscal Year-End.”
     In the future, the Compensation Committee may increase the base salary for, and award bonuses and equity-based incentive awards to, Messrs. Bannerman and Odom based upon comparative compensation of executive officers of comparable companies and other factors, including the Company’s overall performance and the achievement of their respective short- and long-term objectives. The Compensation Committee believes that the total compensation for Messrs. Odom and Bannerman is fair, reasonable and not excessive, and consistent with the Company’s compensation philosophy.
     Other Named Executive Officers. The Company hired Mr. Kidder to serve as its Chief Financial Officer effective November 1, 2006. Based on a review the Chief Financial Officer’s responsibilities, Mr. Kidder’s experience and the compensation of principal financial officers at comparable companies, the Compensation Committee approved the employment arrangement with Mr. Kidder which is discussed below under the heading “Employment and Separation Agreements.” Pursuant to that arrangement, the Company awarded to Mr. Kidder a qualified option to purchase 250,000 shares of Common Stock, as further discussed below under the headings “Summary Compensation Table,” “2006 Grants of Plan-Based Awards” and “Outstanding Equity Awards at Fiscal Year-End.”
     In evaluating the performance and compensation of the other Named Executive Officers, the Compensation Committee applied the same rationale as it applied when evaluating the performance and compensation of Messrs. Odom and Bannerman. Based on such evaluation, the Compensation Committee awarded to Mr. Desmet an incentive option under the Incentive Plan to purchase 150,000 shares of Common Stock, as further discussed below under the headings “Summary Compensation Table,” “2006 Grants of Plan-Based Awards” and “Outstanding Equity Awards at Fiscal Year-End.”
Policy on Deductibility of Executive Compensation.
     Section 162(m) of the Internal Revenue Code of 1986, as amended, disallows a tax deduction for certain compensation for a company’s Chief Executive Officer and other executives in excess of $1.0 million in any year. To date, this provision has had no effect on the Company because no officer of the

Company has received $1.0 million in applicable compensation in any year. It is the Compensation Committee’s present policy to take reasonable measures to preserve the full deductibility of substantially all executive compensation. The Compensation Committee, for the benefit of the Company and its shareholders, intends to take the necessary steps to conform its compensation to qualify for deductibility if it appears that the threshold may be exceeded at some time in the future. However, the Compensation Committee reserves the right to approve compensation in excess of the deductible amount if it concludes that it is in the best interests of the Company to do so.
Compensation Committee Report
     The following report of the Compensation Committee on executive compensation shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission nor shall this information be incorporated by reference into any future filing made by the Company with the SEC, except to the extent that the Company’s specifically incorporates it by reference into any such filing.
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report with the Company’s management. Based upon that review and those discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

Submitted by the Compensation Committee, Amy L. Newmark James R. Kanely

Summary Compensation Table
     The following table sets forth all compensation paid or accrued during the year ended December 31, 2006 to the Named Executive Officers.

Name and				Option		All Other
Principal Position	Year	Salary	Bonus	Awards (1)		Compensation	Total
Steven A. Odom,	2006	$414,375	$127,800	$55,072	(2)	—	$597,247
Executive Chairman of the Board

Montgomery L. Bannerman,	2006	$330,417	—	$125,452	(3)	$4,956 (4)	$460,825
Chief Executive Officer

Martin D. Kidder,	2006	$37,500	—	$13,768	(6)	—	$51,268
Chief Financial Officer(5)

Name and					Option		All Other
Principal Position	Year	Salary		Bonus	Awards (1)		Compensation		Total
Juliet M. Reising,	2006	$261,423		—	—		$3,909	(8)	$265,332
Former Chief Financial Officer and Executive Vice President(7)

Yves Desmet,	2006	$350,102	(9)	—	$35,127	(10)	—		$385,229
Senior Vice President, Worldwide Sales

James Nevelle, Former Vice President, Operations(11)	2006	$157,632	(12)	$22,500	$5,507	(13)	837	(14)	$186,476

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2006 for the fair value of options granted to each of the Named Executive Officers in such year as well as prior years, in accordance with Financial Accounting Standards Board Statement of Financial Account Standards No. 123 (revised 2004) Share-Based Payment (“FAS 123R”). For additional information on the value assumptions with respect to 2006 option awards, see note 2 to the Company’s financial statements included elsewhere in this Annual Report. These amounts reflect the Company’s accounting expense for these awards and do not correspond to the actual value that will be recognized by the Named Executive Officers.

(2)	On November 20, 2006, the Company granted to Mr. Odom an option to purchase 1,000,000 shares of Common Stock at an exercise price of $1.15 per share, exercisable as to twenty percent (20%) of the underlying shares of Common Stock on each of November 20, 2007, November 20, 2008, November 20, 2009, November 20, 2010, and November 20, 2011.

(3)	The Company granted to Mr. Bannerman (i) on March 15, 2006, an option to purchase 50,000 shares of Common Stock at an exercise price of $6.25 per share, exercisable as to twenty-five percent (25%) of the underlying shares of Common Stock on each of March 15, 2007, March 15, 2008, March 15, 2009, and March 15, 2010; and (ii) on November 20, 2006, an option to purchase 750,000 shares of Common Stock at an exercise price of $1.15 per share, exercisable as to twenty percent (20%) of the underlying shares of Common Stock on each of November 20, 2007, November 20, 2008, November 20, 2009, November 20, 2010, and November 20, 2011.

(4)	Represents the contributions to the Company’s 401(k) Profit Sharing Plan made by the Company in 2006 for the benefit of Mr. Bannerman.

(5)	Mr. Kidder commenced serving as the Company’s Chief Financial Officer on November 1, 1006 and is paid a base salary of $225,000 per annum. A discussion of Mr. Kidder’s employment arrangement with the Company is set forth below under the heading “Employment and Separation Agreements.”

(6)	On November 20, 2006, the Company granted to Mr. Kidder an option to purchase 250,000 shares of Common Stock at an exercise price of $1.15 per share, exercisable as to twenty percent (20%) of the underlying shares of Common Stock on each of November 20, 2007, November 20, 2008, November 20, 2009, November 20, 2010, and November 20, 2011. For additional information regarding the option grant, see the sections of this Item 11 entitled “Compensation Discussion and Analysis” and “Employment Agreement and Post-Termination Payments.”

(7)	Ms. Reising ceased serving as the Company’s Chief Financial Officer on November 1, 2007. Pursuant to that certain Consulting and Separation Agreement, dated October 13, 2006, between the Company and Ms. Reising, she continued to serve as an employee of the Company through November 30, 2006 and as a consultant to the Company from December 1, 2006 through January 1, 2007. A discussion of this agreement is set forth below under the heading “Employment and Separation Agreements.”

(8)	Represents the contributions to the Company’s 401(k) Profit Sharing Plan made by the Company in 2006 for the benefit of Ms. Reising.

(9)	Includes a sales commission in the amount of $156,339 paid to Mr. Desmet.

(10)	On November 20, 2006, the Company granted to Mr. Desmet an option to purchase 150,000 shares of Common Stock at an exercise price of $1.15 per share, exercisable as to twenty percent (20%) of the underlying shares of Common Stock on each of November 20, 2007, November 20, 2008, November 20, 2009, November 20, 2010, and November 20, 2011.

(11)	Mr. Nevelle ceased serving as Vice President, Operations on April 3, 2007.

(12)	Includes a sales commission in the amount of $61,974 paid to Mr. Nevelle in his role as General Manager, North America, in which he served prior to his appointment as Vice President, Operations.

(13)	On November 20, 2006, the Company granted to Mr. Nevelle an option to purchase 100,000 shares of Common Stock at an exercise price of $1.15 per share, exercisable as to twenty percent (20%) of the underlying shares of Common Stock on each of November 20, 2007, November 20, 2008, November 20, 2009, November 20, 2010, and November 20, 2011.

(14)	Represents the contributions to the Company’s 401(k) Profit Sharing Plan made by the Company in 2006 for the benefit of Mr. Nevelle.
2006 Grants of Plan Based Awards
     The following table sets forth information regarding the grants of equity awards made during the year ended December 31, 2006 to the Named Executive Officers.

				Estimated Future Payouts Under				Grant Date
			Date of	Equity Incentive Plan Awards(1)			Exercise or	Fair Value of
			Comp.	Thresh			Base Price of	Stock and
			Comm	-old	Target	Maxi-	OptionAwards	Option
Name	Grant Date		Action	(#)	(#)	mum (#)	($/Sh)(2)	Awards(3)
Steven A. Odom,	11/20/2006	(4)	11/17/06	0	1,000,000	1,000,000	$1.15	$1,074,200
Executive Chairman of the Board

Montgomery L. Bannerman,	3/15/2006	(5)	3/15/2006	0	50,000	30,000	$6.25	$58,173
Chief Executive Officer	11/20/2006	(6)	11/17/06	0	750,000	750,000	$1.15	$805,650

Martin D. Kidder,	11/20/2006	(7)	11/17/06	0	250,000	250,000	$1.15	$268,550
Chief Financial Officer

Juliet M. Reising,	—		—	—	—	—	—	—
Former Chief Financial Officer and Executive Vice President

Yves Desmet,	11/20/2006	(8)	11/17/06	0	150,000	150,000	$1.15	$161,130
Senior Vice President, Worldwide Sales

James Nevelle,	11/20/2006	(9)	11/17/06	0	100,000	100,000	$1.15	$107,420
Former Vice President Operations

(1)	All equity incentive plan awards represent options issued pursuant to the Incentive Plan.

(2)	The exercise price of option awards is the closing price of the Common Stock on the date the award was granted.

(3)	This column shows the full grant date fair value of options awarded to the Named Executive Officers in 2006 and accounted for in accordance with SFAS 123R. Generally, the full grant date fair value is the amount the Company would expense in its financial statements over the award’s vesting schedule. For option awards, fair value is calculated using the Black-Scholes option pricing model as of the date of grant. For additional information on the valuation assumptions, refer to note 2 of the Company’s financial statements for the year ended December 31, 2006 included elsewhere in this Annual Report. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the Named Executive Officers.

(4)	On November 20, 2006, the Company granted to Mr. Odom an option to purchase 1,000,000 shares of Common Stock at an exercise price of $1.15 per share, exercisable as to twenty percent (20%) of the underlying shares of Common Stock on each of November 20, 2007, November 20, 2008, November 20, 2009, November 20, 2010, and November 20, 2011.

(5)	On March 15, 2006, the Company granted to Mr. Bannerman an option to purchase 50,000 shares of Common Stock at an exercise price of $6.25 per share, exercisable as to twenty-five percent (25%) of the underlying shares of Common Stock on March 15, 2007, March 15, 2008, March 15, 2009, and March 15, 2010.

(6)	On November 20, 2006, the Company granted to Mr. Bannerman an option to purchase 750,000 shares of Common Stock at an exercise price of $1.15 per share, exercisable as to twenty percent (20%) of the underlying shares of Common Stock on each of November 20, 2007, November 20, 2008, November 20, 2009, November 20, 2010, and November 20, 2011.

(7)	On November 20, 2006, the Company granted to Mr. Kidder an option to purchase 250,000 shares of Common Stock at an exercise price of $1.15 per share, exercisable as to twenty percent (20%) of the underlying shares of Common Stock on each of November 20, 2007, November 20, 2008, November 20, 2009, November 20, 2010, and November 20, 2011.

(8)	On November 20, 2006, the Company granted to Mr. Desmet an option to purchase 150,000 shares of Common Stock at an exercise price of $1.15 per share, exercisable as to twenty percent (20%) of the underlying shares of Common Stock on November 20, 2007, November 20, 2008, November 20, 2009, November 20, 2010, and November 20, 2011.

(9)	On November 20, 2006, the Company granted to Mr. Nevelle an option to purchase 100,000 shares of Common Stock at an exercise price of $1.15 per share, exercisable as to twenty percent (20%) of the underlying shares of Common Stock on each of November 20, 2007, November 20, 2008, November 20, 2009, November 20, 2010, and November 20, 2011.
Employment and Separation Agreements
     Steven A. Odom. On September 29, 2000, the Company entered into an Executive Employment Agreement with Mr. Odom, pursuant to which Mr. Odom has agreed to serve as the Chief Executive Officer of the Company for a term of three years (the “Original Odom Employment Agreement”). The agreement provides for: (i) a term which will be automatically renewed for an additional one-year term unless either party gives notice to the other of its intention not to so renew at least 90 days prior to the termination of the then-current term; (ii) the payment of a specified base salary and an annual bonus in the discretion of the Board; (iii) a prohibition against Mr. Odom’s disclosure of confidential information for a period of two years following termination; and (iv) continuation of Mr. Odom’s salary and the benefits for the 24 months following his termination by the Company without cause or by him for “good reason.” Effective January 16, 2001, Mr. Odom’s base salary under the agreement was increased to $450,000. Effective November 1, 2002, Mr. Odom’s base salary under the agreement was voluntarily reduced to $405,000 until May 1, 2003, when his base salary under the agreement returned to $450,000. Effective November 1, 2004, Mr. Odom agreed voluntarily to reduce his base salary to $405,000 per year. Effective October 16, 2006, Mr. Odom’s base salary under the agreement was returned to $450,000. On October 24, 2005, the Company entered into an Amended and Restated Executive Employment Agreement with Mr. Odom effective as of October 1, 2005 (the “Amended Odom Employment Agreement”), which amended and restated the Original Odom Employment Agreement. The Amended Odom Employment Agreement provides that (i) Mr. Odom shall no longer serve as the Company’s Chief Executive Officer for a stated term with automatic renewals thereof but shall serve as the Company’s Executive Chairman of the Company’s Board until the termination of Mr. Odom’s employment with the Company pursuant to the terms of the Amended Odom Agreement; (ii) in addition to the termination provisions already provided in the Original Odom Employment Agreement, Mr. Odom’s employment with the Company shall terminate immediately if Mr. Odom is not re-elected to serve as a member of the Board; (iii) Mr. Odom is entitled to receive his base salary and benefits for a period of two years after such termination; (iv) if Mr. Odom’s employment under the Amended Odom Employment Agreement is terminated for any reason pursuant to the terms thereof, then Mr. Odom is entitled to receive, in addition to any other amounts provided in the Original Odom Employment Agreement, a pro rata portion of the annual bonus (if any) which Mr. Odom otherwise would have received for the calendar year in which such termination occurs; (v) Mr. Odom’s base salary is no longer required to be increased annually by a percentage at least equal to the percentage increase in the consumer price index for the prior year; and (vi) termination for cause requires a determination of all of the non-employee members of the Board instead of two-thirds of the members of the Board. Other than the foregoing modifications to the Original Odom Employment Agreement affected by the Amended Odom Employment Agreement, the material terms of Mr. Odom’s employment with the Company remain unchanged.
     Montgomery L. Bannerman. In connection with Mr. Bannerman’s appointment as the Company’s President and Chief Operating Officer, effective as of August 1, 2005, and its Chief Executive Officer effective as of October 1, 2005, on October 24, 2005, the Company entered into an Executive Employment Agreement, with Mr. Bannerman pursuant to which he has agreed to serve as the Chief Executive Officer of the Company until the termination of his employment pursuant thereto. Mr. Bannerman’s Executive Employment Agreement provides for: (i) the payment to Mr. Bannerman of a specified base salary, which was $325,000 per year as of October 1, 2005, and subsequently adjusted to the compensation committees intended level of $357,500 on November 1, 2006, and an annual bonus in the discretion of the Board; (ii) a prohibition against Mr. Bannerman’s (a) disclosure of confidential information during the term of the agreement and for the two-year period immediately following any termination of Mr. Bannerman’s employment with the Company, (b) disparagement of the Company, its affiliates and business during the term of the agreement and during the one-year period immediately following any termination of Mr. Bannerman’s employment with the Company, (c) participation in a competitive business during the term of the agreement and, if Mr. Bannerman’s employment with the Company is terminated other than by the Company without “cause” or by Mr. Bannerman for “good reason” within the one-year period immediately following a change of control of the Company, during the one-year period immediately following such termination, and (d) solicitation of the Company’s employees, interference with the Company’s customers and interference with the control of the Company during the one-year period immediately following the termination of Mr. Bannerman’s employment with the Company, if such employment is terminated other than by the Company without cause or by Mr. Bannerman for good reason within the one-year period immediately following a change of control of the Company; (iii) continuation of Mr. Bannerman’s base salary and benefits for (a) 24 months immediately following the termination of Mr. Bannerman’s employment with the Company if terminated by Mr. Bannerman for “good reason” within the one-year period immediately following a change of control of the Company or if terminated by the Company without “cause” after a change of control of the Company; and (b) 12 months immediately following the termination of Mr. Bannerman’s employment with the Company if terminated by the Company without cause prior to a change of control of the Company; and (iv) the availability to Mr. Bannerman of all benefits and conditions of employment provided by the Company to its executive officers. In addition, pursuant to Mr. Bannerman’s Executive Employment Agreement, on March 15, 2006, the Company granted to Mr. Bannerman under the Incentive Plan, a ten-year, non-qualified stock option to purchase 50,000 shares of the Company’s common stock, par value $0.01 per share, at an exercise price equal to the higher of $6.25 per share or the Fair Market Value (as defined in the Incentive Plan) of the Common Stock on such date. This option shall vest and first become exercisable with respect to 12,500 shares of the underlying Common Stock on each of August 1, 2006, August 1, 2007, August 1, 2008 and August 1, 2009. In connection with Mr. Bannerman’s promotions to the offices described above, on August 1, 2005, the Company issued to Mr. Bannerman pursuant to the Incentive Plan a ten-year, non-qualified stock option to purchase 100,000 shares of Common Stock, at an exercise price of $2.50 per share, exercisable with respect to 50,000 of the underlying shares as of August 1, 2005 and, with respect to the remaining 50,000 shares, over a four-year period. Effective November 1, 2006, Mr. Bannerman’s base salary under the agreement was increased to $357,500.
     Juliet M. Reising. On September 29, 2000, the Company entered into an Executive Employment Agreement with Ms. Reising (the “Original Reising Employment Agreement”), pursuant to which Ms. Reising has agreed to serve as the Executive Vice President and Chief Financial Officer of the Company for a term of three years for a base salary at an annual rate per year of $175,000 through and including March 23, 2001, and at an annual rate per year of $200,000 thereafter. The agreement provides for: (i) a term which will be automatically renewed for an additional one-year term unless either party gives notice to the other of its intention not to so renew at least 90 days prior to the termination of the then-current term; (ii) the payment of a specified base salary and an annual bonus in the discretion of the Board; (iii) a prohibition against Ms. Reising’s disclosure of confidential information for a period of two years following termination; and (iv) continuation of Ms. Reising’s salary and the benefits for the 24 months following her termination by the Company without cause or by her for “good reason.” Effective January 1, 2001, and March 1, 2002, Ms. Reising’s base salary under the agreement was increased to $225,000 and $270,000, respectively. Effective November 1, 2002, Ms. Reising’s base salary under the agreement was reduced to $243,000 until May 1, 2003, when her base salary under the agreement returned to $270,000. Effective November 1, 2004, Ms. Reising agreed voluntarily to reduce her base salary to $250,000 per year. On October 24, 2005, the Company entered into an Amended and Restated Executive Employment Agreement with Ms. Reising effective as of October 1, 2005 (the “Amended Reising Employment Agreement”). The Amended Reising Employment Agreement amends the Original Reising Employment Agreement (i) to eliminate the stated term and automatic renewals thereof and to provide that Ms. Reising shall continue to serve as the Company’s Chief Financial Officer, Executive Vice President and Secretary until the termination of Ms. Reising’s employment with the Company pursuant to the terms of the Amended Reising Employment Agreement; and (ii) to provide that Ms. Reising’s base salary is no longer required to be increased annually by a percentage at least equal to the percentage increase in the consumer price index for the prior year. Other than the foregoing modifications to the Original Reising Employment Agreement effected by the Amended Reising Employment Agreement, the material terms of Ms. Reising’s employment with the Company remain unchanged.
     On October 13, 2006, the Company entered into a Consulting and Separation Agreement (the “Reising Separation Agreement”) with Ms. Reising pursuant to which she resigned from her position as the Company’s Chief Financial Officer and all other positions held by her with the Company and its subsidiaries effective as of November 1, 2006 (the “Separation Date”). Pursuant to the Reising Separation Agreement, Ms. Reising (i) continued to serve as an employee of the Company from the Separation Date through November 30, 2006 (the “Continuation Period”), providing the Company during such period with executive-level services similar to those provided by her while serving as the Company’s Chief Financial Officer (“Executive Services”); and (ii) served as a consultant to the Company from time to time from December 1, 2006 through January 1, 2007 (the “Consultancy Period”). Under the Reising Separation Agreement, the Company (a) provided Ms. Reising during the Continuation Period with such salary and benefits which Ms. Reising was entitled to receive prior to the Separation Date; and (b) granted to Ms. Reising 66,936 shares of restricted Common Stock pursuant to the Incentive Plan, which shares vested on January 1, 2007.
     Martin D. Kidder. The Company offered to employ Mr. Kidder as the Company’s Chief Financial Officer effective on November 1, 2006 on the following terms, which Mr. Kidder accepted: (i) the Company will pay to Mr. Kidder an annual base salary of $225,000; (ii) the Company will award to Mr. Kidder, in the discretion of the Board, annual bonuses on terms no less favorable than those awarded to other executive officers of the Company; and (iii) the Company will provide to Mr. Kidder such other benefits as other executives of the Company receive.

     If Mr. Kidder’s employment with the Company is terminated by the Company for cause, then Mr. Kidder is entitled to receive his accrued and unpaid base salary and paid time off through the date of such termination. If Mr. Kidder’s employment with the Company is terminated by the Company without cause, then Mr. Kidder is entitled to receive (i) his base salary as then in effect and other benefits for a period equal to one month for each month of his employment with the Company, with such period not to exceed twelve months; and (ii) any accrued and unused paid time off and accrued bonus through the date of termination. Notwithstanding the forgoing, if Mr. Kidder’s employment with the Company is terminated by the Company without cause in connection with a change of control of the Company (as defined in the Incentive Plan), then Mr. Kidder is entitled to receive his base salary as then in effect and other benefits for a period of one year after such termination.
Outstanding Equity Awards at Fiscal Year-End
     The following table sets forth the information regarding the outstanding equity awards held by the Named Executive Officers at December 31, 2006.

	Option Awards
	Number of
	Securities
	Underlying		Number of Securities
	Unexercised		Underlying
	Options		Unexercised Options		Option Exercise	Option
Name	Exercisable		Unexercisable		Price	Expiration Date
Steven A. Odom,	49,755	(1)	0		$2.30	1/3/2008
Executive Chairman of the Board	350,000	(2)	0		$10.70	1/10/2010
	105,000	(3)	0		$20.70	8/21/2010
	145,000	(4)	0		$16.57	10/12/2010
	50,245	(5)	0		$2.10	2/11/2013
	0		1,000,000	(6)	$1.15	11/20/2016

Montgomery L. Bannerman,	25,000	(7)	25,000	(7)	$3.45	11/19/2014
Chief Executive Officer	62,500	(8)	37,500	(8)	$2.50	8/1/2015
	0		50,000	(9)	$6.25	3/15/2016
	0		750,000	(10)	$1.15	11/20/2016

Martin D. Kidder, Chief Financial Officer	0		250,000	(11)	$1.15	11/20/2016

	Option Awards
	Number of
	Securities
	Underlying		Number of Securities
	Unexercised		Underlying
	Options		Unexercised Options		Option Exercise	Option
Name	Exercisable		Unexercisable		Price	Expiration Date
Juliet M. Reising,	7,746	(12)	0		$2.30	2/28/2007
Former Chief and Executive Vice	87,500	(13)	0		$10.70	2/28/2007
President Financial Officer	35,000	(14)	0		$20.70	2/28/2007
	10,000	(15)	0		$18.75	2/28/2007
	87,500	(16)	0		$10.70	2/28/2007
	40,000	(17)	0		$2.10	2/28/2007

Yves Desmet,	2,000	(18)	0		$2.20	2/11/2013
Senior Vice President, Worldwide Sales	1,500	(19)	0		$16.75	8/25/2013
	1,000	(20)	3,000	(20)	$3.55	1/3/2015
	3,750	(21)	11,250	(21)	$1.55	6/17/2015
	1,500	(22)	1,500	(22)	$1.45	7/8/2015
	10,000	(23)	30,000	(23)	$1.45	10/14/2015
	0		150,000	(24)	$1.15	11/20/2016

James Nevelle, Former Vice President, Operations	0		100,000	(25)	$1.15	4/3/2007

(1)	The option vested in its entirety on January 3, 2003.

(2)	The option vested with respect to seventy-five percent (75%) of the underlying shares of Common Stock on September 29, 2000 and twenty-five percent (25%) of the underlying shares of Common Stock on January 10, 2005.

(3)	The option vested with respect to twenty-five percent (25%) of the underlying shares of Common Stock on each of August 21, 2001, August 21, 2002, August 21, 2003, and August 2004.

(4)	The option vested with respect to twenty-five percent (25%) of the underlying shares of Common Stock on each of October 12, 2001, October 12, 2002, October 12, 2003, and October 12, 2004.

(5)	The option vested in its entirety on February 12, 2003.

(6)	The option will vest with respect to twenty percent (20%) of the underlying shares of Common Stock on each of November 20, 2007, November 20, 2008, November 20, 2009, November 20, 2010, and November 20, 2011.

(7)	The option vested or will vest with respect to twenty-five percent (25%) of the underlying shares of Common Stock on each of November 19, 2005, November 19, 2006, November 19, 2007 and November 19, 2008.

(8)	The option vested or will vest with respect to fifty percent (50%) of the underlying shares of Common Stock on August 1, 2005 and with respect to the remaining fifty percent (50%) of the underlying shares of Common Stock in equal installments on each of August 1, 2006, August 1, 2007, August 1, 2008 and August 1, 2009.

(9)	The option will vest with respect to twenty-five percent (25%) of the underlying shares of Common Stock on each of March 15, 2007, March 15, 2008, March 15, 2009, and March 15, 2010.

(10)	As a result of Mr. Nevelle ceasing to be employed by the Company on April 3, 2007, his previously granted option, which was unvested as of such date, terminated on such date.

(11)	The option will vest with respect to twenty percent (20%) of the underlying shares of Common Stock on each of November 20, 2007, November 20, 2008, November 20, 2009, November 20, 2010, and November 20, 2011.

(12)	The option vested in its entirety on January 3, 2003.

(13)	The option vested with respect to twenty-five percent (25%) of the underlying shares of Common Stock on each of August 21, 2001, August 21, 2002, August 21, 2003, and August 21, 2004.

(14)	The option vested with respect to twenty-five percent (25%) of the underlying shares of Common Stock on each of August 21, 2001, August 21, 2002, August 21, 2003, and August 21, 2004.

(15)	The option vested with respect to twenty-five percent (25%) of the underlying shares of Common Stock on each of February 20, 2001, February 21, 2002, May 9, 2001, and November 7, 2001.

(16)	The option vested with respect to two-thirds (2/3) of the underlying shares of Common Stock on each of August 2, 2002, and one-third (1/3) of the underlying shares of Common Stock on each of March 23, 2003.

(17)	The option vested in its entirety on February 12, 2003.

(18)	The option vested with respect to twenty-five percent (25%) of the underlying shares of Common Stock on each of February 11, 2003, June 30, 2003, September 30, 2003, and December 31, 2003.

(19)	The option vested with respect to twenty-five percent (25%) of the underlying shares of Common Stock on each of August 25, 2003, August 25, 2004, August 25, 2005, and August 25, 2006.

(20)	The option vested or will vest with respect to twenty-five percent (25%) of the underlying shares of Common Stock on each of January 3, 2006, January 3, 2007, January 3, 2008 and January 3, 2009.

(21)	The option vested or will vest with respect to twenty-five percent (25%) of the underlying shares of Common Stock on each of June 17, 2006, June 17, 2007, June 17, 2008 and June 17, 2009.

(22)	The option vested or will vest with respect to twenty-five percent (25%) of the underlying shares of Common Stock on each of January 8, 2006, July 8, 2006, January 8, 2007 and July 8, 2007.

(23)	The option vested or will vest with respect to twenty-five percent (25%) of the underlying shares of Common Stock on each of October 14, 2006, October 14, 2007, October 14, 2008 and October 14, 2009.

(24)	The option will vest as to twenty percent (20%) of the underlying shares of Common Stock on each of November 20, 2007, November 20, 2008, November 20, 2009, November 20, 2010, and November 20, 2011.

(25)	The option will vest as to twenty percent (20%) of the underlying shares of Common Stock on each of November 20, 2007, November 20, 2008, November 20, 2009, November 20, 2010, and November 20, 2011.
Option Exercised and Stock Vested
     During the year ended December 31, 2006, the Named Executive Officers did not exercise any option awards and no shares of stock vested for their benefit.
Pension Benefits
     The Company does not maintain any qualified or nonqualified defined benefit plans.
Nonqualified Deferred Compensation
     The Company does not maintain any nonqualified defined benefit plans or other deferred compensation plans.
Potential Payments Upon Termination or Change of Control
Messrs. Bannerman and Odom
     Each of the employment agreements between the Company and Messrs. Bannerman and Odom requires the Company to make certain severance payments and provide certain severance benefits to them if their employment is terminated without “cause” or for “good reason” after a “change of control.” These terms have the meanings set forth below.
     Cause. Under the employment agreements with Messrs. Bannerman and Odom, the executive’s employment may be terminated for “cause” if the executive has been convicted of a felony or if the termination is evidenced by a resolution adopted in good faith by all of the non-employee members of the Board (in the case of Mr. Odom), or by two-thirds (2/3) of the Board (in the case of Mr. Bannerman), that the executive (i) intentionally and continually failed substantially to perform his reasonably assigned duties with the Company which failure continued for a period of at least thirty (30) days after a written notice of demand for substantial performance has been delivered to the executive or (ii) intentionally engaged in illegal conduct or gross misconduct which results in material economic harm to the Company.

     Good Reason.. Under the employment agreements with Messrs. Bannerman and Odom, “good reason” is generally defined to mean:
(i)	the assignment to the executive of any duties inconsistent with his position, authority, duties or responsibilities as in effect immediately prior to the date of such assignment, or any other action by the Company that results in a material diminution in such position, authority, duties or responsibilities,

(ii)	a reduction by the Company in the executive’s base salary or a change in the eligibility requirements or performance criteria under any bonus, incentive or compensation plan, program or arrangement under which the executive is covered immediately prior to the executive’s termination date which adversely affects the executive;

(iii)	any failure to pay the executive any compensation or benefits to which he is entitled within five (5) days of the date due after notice of the failure to so pay is given by the executive;

(iv)	the Company’s requiring the executive to be based anywhere other than within fifty (50) miles of the executive’s job location;

(v)	the insolvency or the filing by the executive or the Company of a petition for bankruptcy;

(vi)	any purported termination of the Employee’s employment for cause by the Company which does not comply with the terms of the employment agreement; or

(vii)	any breach by the Company of any provision of the employment agreement.

     Change of Control. Under the employment agreements with Messrs. Bannerman and Odom, a “change of control” occurs, subject to certain exceptions, if:
(i)	a majority of the directors of the Company shall be persons other than persons: (A) for whose election proxies shall have been solicited by the Board, or (B) who are then serving as directors appointed by the Board to fill vacancies on the Board caused by death or resignation (but not by removal) or to fill newly-created directorships;

(ii)	a majority of the outstanding voting power of the Company shall have been acquired or beneficially owned by any person or group of persons, which group does not include the executive; or

(iii)	there shall have occurred:
(A)	a merger or consolidation of the Company with or into another corporation (other than (1) a merger or consolidation with a subsidiary of the Company or (2) a merger or consolidation in which (a) the holders of voting stock of the Company immediately prior to the merger as a class continue to hold immediately after the merger at least a majority of all outstanding voting power of the surviving or resulting corporation or its parent and (b) all holders of each outstanding class or series of voting stock of the Company immediately prior to the merger or consolidation have the right to receive substantially the same cash, securities or other property in exchange for their voting stock of the Company as all other holders of such class or series);

(B)	a statutory exchange of shares of one or more classes or series of outstanding voting stock of the Company for cash, securities or other property;

(C)	the sale or other disposition of all or substantially all of the assets of the Company; or

(D)	the liquidation or dissolution of the Company.
Mr. Kidder
     Mr. Kidder’s employment arrangement with the Company requires the Company to make certain severance payments and provide certain severance benefits to Mr. Kidder if he is terminated without “cause.” For this purpose, “cause” for termination of Mr. Kidder’s employment shall exist if: (i) he is convicted (from which no appeal may be taken) or pleads guilty to any act of fraud, misappropriation or embezzlement, or any felony; or (ii) if, in the sole good faith determination of Board as set forth in a written statement from the Board, (A) Mr. Kidder has engaged in conduct or activities materially damaging to the Company’s business or (B) Mr. Kidder has failed to substantially perform and satisfactorily discharge his reasonably assigned duties.

Summary of Post-Termination Payments
     Based upon a hypothetical termination as of December 31, 2006 (i) of Mr. Bannerman’s employment by Mr. Bannerman for good reason within twelve (12) months after a change of control or by the Company without cause after a change of control; (ii) of Mr. Odom’s employment by the Company without cause or as a result of the failure of Mr. Odom to be elected to the Board or for good reason within twelve (12) months after a change of control; and (iii) of Mr. Kidder’s employment by the Company without cause in connection with a change of control (as such term is used in the Incentive Plan), the estimated severance payments and benefits pursuant to their respective employment agreements or arrangements would be as follows:

			Acceleration
		Welfare	of Option
Name	Salary	Benefits (1)	Awards(2)
Montgomery L. Bannerman (3)	$715,000	$6,300	$7,500
Steven A. Odom	$900,000	$16,000	$10,000
Martin D. Kidder(4)	$225,000	$8,000	$2,500

(1)	These amounts have been estimated based upon premiums payable with respect to insurance coverages for the Named Executive Officers as of the hypothetical termination date of December 31, 2006.

(2)	This amount equals (i) the product of unvested awards that accelerate upon the termination of employment multiplied by the Company’s closing stock price of $1.16 on December 29, 2006 minus (ii) the exercise price of such awards.

(3)	In the event Mr. Bannerman’s employment is terminated by the Company without cause prior to a change of control, Mr. Bannerman would be entitled to receive $357,000, $3,150 and $0 with respect to salary, welfare benefits and acceleration of option awards, respectively.

(4)	In the event Mr. Kidder’s employment is terminated by the Company without cause (but not in connection with a change of control), Mr. Kidder would be entitled to receive $37,500, $1,300 and $0 with respect to salary, welfare benefits and acceleration of option awards, respectively.
Ms. Reising
     Ms. Reising ceased serving as the Company’s Chief Financial Officer on November 1, 2006. Consequently, pursuant to the Amended Reising Employment Agreement and the Reising Separation Agreement, the Company is paying Ms. Reising an aggregate of $540,000 and $11,000 with respect to salary and welfare benefits, respectively, in equal installments over a twenty-four month period commencing on November 1, 2006.
Director Compensation
     The following table sets forth information regarding the compensation for director fees paid to, earned by or accrued for the non-employee directors of the Company during the year ended December 31, 2006. The Company’s non-employee directors unanimously elected to receive all 2006 compensation in the form Company restricted stock.

Name	Stock Awards (1)		Option Awards (2)		Total
Mark H. Dunaway	$107,100	(3)	$37,252	(4)	$144,352
Gary H. Heck	$71,400	(5)	—		$71,400
James R. Kanely	$83,300	(6)	$23,989	(7)	$107,289

Name	Stock Awards (1)		Option Awards (2)		Total
Amy Newmark	$95,200	(8)	—		$95,200
James Verbrugge	$83,300	(9)	—		$83,300
William West	$59,500	(10)	$41,145	(11)	$100,645

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2006 for the fair value of shares of Common Stock granted in such year, in accordance with SFAS 123R. Fair value is calculated using the closing price of the Common Stock on the date of grant. At December 31, 2006, no other stock awards were held by the directors other than as set forth in this column.

(2)	This column represents the dollar amount recognized for financial reporting purposes with respect to the year ended December 31, 2006 for the fair value of options granted to the directors in such year as well as prior years. The fair value was calculated using the Black-Scholes option-pricing model in accordance with SFAS 123R.

(3)	Represents the dollar amount recognized with respect to 90,000 shares of Common Stock granted on November 17, 2006 at a price of $1.19 per share, all of which shares vested on the date of grant.

(4)	Represents the dollar amount recognized with respect to an option granted on July 22, 2005 to purchase 40,000 shares of Common Stock with an exercise price of $2.50 per share. Mr. Dunaway holds options to purchase an aggregate of 40,000 shares of Common Stock as of December 31, 2006.

(5)	Represents the dollar amount recognized with respect to 60,000 shares of Common Stock granted on November 17, 2006 at a price of $1.19 per share, all of which shares vested on the date of grant. Mr. Heck holds options to purchase an aggregate of 107,500 shares of Common Stock as of December 31, 2006.

(6)	Represents the dollar amount recognized with respect to 70,000 shares of Common Stock granted on November 17, 2006, all of which shares vested on the date of grant.

(7)	Represents the dollar amount recognized with respect to an option granted on August 17, 2005 to purchase 40,000 shares of Common Stock at an exercise price of $2.50 per share. Mr. Kanely holds options to purchase an aggregate of 40,000 shares of Common Stock as of December 31, 2006.

(8)	Represents the dollar amount recognized with respect to 80,000 shares of Common Stock granted on November 17, 2006 at a price of $1.19 per share, all of which vested on the date of grant. Ms. Newmark also holds options to purchase an aggregate of 102,500 shares of Common Stock.

(9)	Represents the dollar amount recognized with respect to 70,000 shares of Common Stock granted on November 17, 2006 at a price of $1.19 per share, all of which shares vested on the date of grant. Dr. Verbrugge holds options to purchase an aggregate of 40,000 shares of Common Stock as of December 31, 2006.

(10)	Represents the dollar amount recognized with respect to 50,000 shares of Common Stock granted on November 17, 2006 at a price of $1.19 per share, all of which shares vested on the date of grant.

(11)	Represents an option granted on May 12, 2006 to purchase 50,000 shares of Common Stock at an exercise price of $1.20 per share. Mr. West holds options to purchase an aggregate of 50,000 shares of Common Stock as of December 31, 2006.
Compensation Committee Interlocks and Insider Participation
     The current members of the Compensation Committee are Mr. Kanely and Ms. Newmark, with Ms. Newmark serving as the chairperson. From January 1, 2006, through April 19, 2006, the members of the Compensation Committee were Ms. Newmark and Paul R. Garcia, who resigned from the Board on April 19, 2006. None of the members of the Board who served on the Compensation Committee during 2006 is or has been an officer or employee of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
     The following table sets forth information regarding equity compensation plans under which the Common Stock is authorized for issuance as of December 31, 2006.

					Number of Securities
	Number of Securities to be		Weighted Average		Remaining Available
	Issued Upon Exercise of		Exercise Price of		for Future Issuance
	Outstanding Options,		Outstanding Options,		Under Equity
Plan Category	Warrants and Rights		Warrants and Rights		Compensation Plans
Equity compensation plans approved by security holders:(1)	3,909,635		$2.75		1,573,787
Equity compensation plans not approved by security holders:	2,754,747	(2) (3)	$0.90	(2)(3)	—

Total	6,664,382		$1.99		1,573,787

(1)	Represents options granted pursuant to the Incentive Plan.

(2)	Does not include (i) outstanding options to purchase 64,208 shares of Common Stock with a weighted average exercise price of $12.67 per share, which were originally granted as options to purchase shares of common stock of Telemate.Net Software, Inc. (“Telemate.Net”) pursuant to the Telemate Stock Incentive Plan and the Telemate.Net Software, Inc. 1999 Stock Incentive Plan and which were assumed by the Company in connection with the Company’s acquisition of Telemate.Net; and (ii) outstanding options and warrants to purchase 630,000 shares of Common Stock with a weighted average exercise price of $12.88 per share, which were originally granted as options and warrants to purchase shares of Cereus’ common stock pursuant to the Cereus’ Outside Director Warrant Plan, Directors’ Warrant Plan and 1997 Stock Option Plan and which were assumed by the Company in connection with the Company’s acquisition of Cereus. The Company has not made, and will not make, any grants under the stock option or warrant plans of Telemate.Net or Cereus.

(3)	Includes options and warrants to purchase Common Stock granted under plans not approved by the Company’s shareholders. The material features of such plans are set forth below.

(a)	On March 16, 2005, the Company issued warrants to purchase an aggregate of 302,400 shares of Common Stock to two placement agents and 16 employees of the placement agents as compensation for placement agent services rendered to the Company by such agents. The warrants are exercisable over a four-year period commencing on February 4, 2006 at an initial exercise price of $3.60 per share.

(b)	On November 19, 2004, the Company issued to Mr. Bannerman in connection with his appointment as Senior Vice President, Strategic Initiatives of the Company a ten-year option to purchase 50,000 shares of Common Stock at an exercise price of $3.45 per share exercisable with respect to twenty-five percent (25%) of the underling shares on each of November 19, 2005, November 19, 2006, November 19, 2007 and November 19, 2008.

(c)	On September 20, 2006, the Company issued warrants to purchase 600,000 and 1,321,877 shares of Common Stock, at an exercise price of $0.01 and $0.91, respectively, to Laurus Master Fund, Ltd., the Company’s primary lender (“Laurus”), in consideration of a new $14.0 million credit facility. The warrant to purchase 1,321,877 shares of Common Stock is exercisable until September 20, 2011 and there is no expiration date on the warrant to purchase 600,000 shares of Common Stock.

(d)	On December 29, 2006, the Company issued warrants to purchase 150,000 and 330,470 shares of Common Stock, at an exercise price of $0.01 and $0.91, respectively, to Laurus in consideration of its consent to a business acquisition transaction and the waiver of certain conditions under the Company’s credit facility which would otherwise have been required to satisfy before having access to additional borrowing availability under the credit facility. The warrant to purchase 330,470 shares of Common Stock is exercisable until December 29, 2011 and there is no expiration date on the warrant to purchase 150,000 shares of Common Stock.
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth information regarding the beneficial ownership of Common Stock, as of April 26, 2007, by (i) each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director; (iii) each Named Executive Officer; and (iv) all executive officers and directors of the Company as a group. All beneficial ownership information reported below is based upon publicly available information and certain additional information known to the Company.

	Common Stock
	Beneficially Owned(1)
	Number of
	Shares of	Percentage
Name of Beneficial Owner	Common Stock	of Class(2)
Donald J. Slowinski(3)	5,840,000	10.2%
Prescott Group Capital Management, L.L.C.(4)	2,947,014	7.0%
Laurus Master Fund, Ltd.(5)	2,402,347	4.0%
Steven A. Odom‡ †(6)	767,020	1.3%
Amy L. Newmark†(7)	286,500	*
Gary H. Heck †(8)	234,875	*
Mark H. Dunaway†(9)	230,000	*
James R. Kanely†(10)	215,000	*
James A. Verbrugge†(11)	180,000	*

	Common Stock
	Beneficially Owned(1)
	Number of
	Shares of	Percentage
Name of Beneficial Owner	Common Stock	of Class(2)
William J. West†(12)	180,000	*
Juliet M. Reising (13)	128,219	*
Montgomery L. Bannerman‡ †(14)	127,500	*
Yves Desmet‡ (15)	30,250	*
Martin D. Kidder‡	0	—
James Nevelle(16)	0	—
All executive officers and directors as a group (10 persons)(17)	2,220,895	4.1%

†	Director of the Company ‡ Officer of the Company

*	Less than 1% of the issued and outstanding shares of the Common Stock.

(1)	Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and dispositive power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of April 26, 2007, are treated as outstanding only when determining the amount and percentage owned by such individual or group.

(2)	In accordance with regulations of the SEC, the percentage calculations are based on 57,031,147 shares of Common Stock issued and outstanding as of April 26, 2007, plus shares of Common Stock which may be acquired within 60 days of April 26, 2007, by each individual or group listed.

(3)	On August 21, 2006, Donald J. Slowinski filed with the SEC a Schedule 13G/A pursuant to which Mr. Slowinski reported that he is the beneficial owner of, and has sole voting and dispositive power with respect to, 2,940,000 shares of Common Stock which are held of record by SCS Fund, L.P.

(4)	On January 26, 2007, a Schedule 13G/A was filed with the SEC by Prescott Group Capital Management, L.L.C. (“Prescott”) reporting that Prescott is the beneficial owner of 2,947,014 shares of Common Stock, of which 769,231 shares are issuable upon exercise of warrants exercisable within 60 days of April 26, 2007. Phil Frohlich, a principal of Prescott, has voting and dispositive power over the shares of Common Stock beneficially owned by Prescott. Prescott’s address is 1924 South Utica, Suite 1120, Tulsa, Oklahoma 74104-6529.

(5)	On February 14, 2007, Laurus filed with the SEC a Schedule 13G/A pursuant to which Laurus reported that it has shared voting and dispositive power with respect to, 2,402,347 shares of Common Stock. Laurus also reported that it is managed by Laurus Capital Management, LLC and that Eugene Grin and David Grin are the contracting principals of Laurus Capital Management, LLC and share voting and dispositive power over the shares of Common Stock beneficially owned by Laurus. Laurus’s address is c/o Laurus Capital Management, LLC, 825 Third Avenue, 14th Floor, New York, NY 10022.

(6)	Includes (i) 260 shares of Common Stock held by Mr. Odom’s wife as to which Mr. Odom may be deemed to share voting and investment power; (ii) 2,920 shares of Common Stock held by Mr. Odom’s son as to which Mr. Odom may be deemed to share voting and investment power; and (iii) 700,000 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of April 26, 2007.

(7)	Includes 102,500 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of April 26, 2007 and 60,000 shares as to which Ms. Newmark exercises voting but not dispositive power.

(8)	Includes 107,500 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of April 26, 2007 and 45,000 shares as to which Mr. Heck exercises voting but not dispositive power.

(9)	Includes 40,000 shares of Common Stock issuable pursuant to options exercisable with 60 days of April 26, 2007 and 75,000 shares as to which Mr. Dunaway exercises voting but not dispositive power.

(10)	Includes 40,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of April 26, 2007 and 67,500 shares as to which Mr. Kanely exercises voting but not dispositive power.

(11)	Includes 40,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of April 26, 2007 and 52,500 shares as to which Mr. Vebrugge exercises voting but not dispositive power.

(12)	Includes 50,000 shares of Common Stock issuable pursuant to options exercisable with 60 days of April 26, 2007 and 60,000 shares as to which Mr. West exercises voting but not dispositive power.

(13)	Includes 28,616 shares of Common Stock held in an account owned by Ms. Reising’s husband as to which Ms. Reising may be deemed to share voting and investment power.

(14)	Includes 100,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of April 26, 2007.

(15)	Includes 30,250 shares of Common Stock issuable pursuant to options exercisable within 60 days of April 26, 2007.

(16)	Mr. Nevelle ceased serving as en employee of the Company on April 3, 2007.

(17)	Includes 1,206,500 shares of Common Stock issuable pursuant to options or warrants exercisable within 60 days of April 26, 2007, and 360,000 shares as to which the owner exercises voting but not dispositive power.
Item 13. Certain Relationships and Related Transactions and Director Independence
Related Transactions
     Descriptions of the employment and separation agreements between the Company and Messrs. Odom, Bannerman and Kidder and Ms. Reising are set forth in Item 11 of this Annual Report under the heading “Employment and Separation Agreements.”

     In addition, the Company entered into Indemnification Agreements with its directors and certain of its non-director officers at the level of Vice President and above. The form of these agreements was ratified by the shareholders of the Company at its annual meeting of shareholders held in 2001.
     There are no material relationships between the Company and its directors or executive officers except as previously discussed herein. In the ordinary course of business and from time to time, the Company and its affiliates and subsidiaries may do business with each other.
Review, Approval or Ratification of Transactions with Related Persons.
     It is an unwritten policy and practice of the Board, which is not otherwise evidenced, that all transactions which would be required to be reported pursuant to this Item 13 must be reviewed and approved by the Audit Committee before the Company enters into such transaction.
Director Independence
     The Board has determined that five of the eight members of the Board – Messrs. Dunaway, Kanely, Verbrugge and West and Ms. Newmark – are independent under the rules and regulations of The Nasdaq Stock Market LLC.
Item 14. Principal Accountant Fees and Services
     On June 12, 2006, Grant Thornton LLP resigned as the independent registered public accountants for the Company. The Company engaged Tauber & Balser, P.C. as the Company’s new independent registered public accountants as of June 12, 2006.
Audit Fees
     Grant Thornton LLP, the Company’s independent registered accountants which audited the Company’s financial statements for the years ended December 31, 2005 and 2004 (“Grant Thornton”), billed $510,000 and $47,000 for fiscal years 2005 and 2006, respectively, for professional services rendered by such firm for the audit of the Company’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and for services that are normally provided by such firm in connection with statutory and regulatory filings or engagements.
     Tauber & Balser, P.C., the Company’s independent registered accountants which audited the Company’s financial statements for the year ended December 31, 2006 (“Tauber & Balser”), billed $325,000 for fiscal year 2006 for professional services rendered by such firm for the audit of the Company’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and for services that are normally provided by such firm in connection with statutory and regulatory filings or engagements.
Audit-Related Fees
     Neither Grant Thornton nor Tauber & Balser billed for any audit-related services for fiscal years 2005 or 2006.
Tax Fees
     Neither Grant Thornton nor Tauber & Balser billed for any professional services for tax compliance, tax advice and tax planning for fiscal years 2005 or 2006.

All Other Fees
     Neither Grant Thornton nor Tauber & Balser billed for any professional services to the Company for any services that are not included in the above classifications for fiscal years 2005 or 2006.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountants
     The Audit Committee is required to pre-approve the audit and non-audit services performed by the Company’s independent registered public accountants. The Audit Committee has adopted a policy which provides for general pre-approval of specified audit, audit-related, tax and other services that do not exceed enumerated dollar amounts. The policy also provides that, unless a type of service to be provided by the independent registered public accountants has received general pre-approval, it will require specific pre-approval by the Audit Committee.
     The Audit Committee has determined the audit, audit-related, tax and other services that are the basis for general pre-approval by the Audit Committee. The enumerated dollar amounts at which such general pre-approval will apply are currently under consideration by the Audit Committee. Until the Audit Committee has determined such enumerated dollar amounts, all services performed by the Company’s independent registered public accountants will require the specific pre-approval of the Audit Committee.

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

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSO TECHNOLOGIES, INC.

By:	/s/ Martin D. Kidder
Martin D. Kidder Chief Financial Officer

Date: April 30, 2007

Exhibit No.	Exhibit	Method of Filing

2.20	Securities Purchase Agreement dated as of June 15, 2006 among the Registrant, Winslow Asset Group, LLC and Winslow Asset Holdings, LLC. (The schedules to the Securities Purchase Agreement have been omitted from this Quarterly Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted schedules supplementally to the Securities and Exchange Commission upon request.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2006.
3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-18 (File No. 33-51456).
3.2	Amendment to the Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 2, 2000.
3.3	Amendment to the Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 19, 2001.
3.4	Amendment to the Amended and Restated Articles of Incorporation of the Registrant, amended.	Incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
3.5	Amendment to Amended and Restated Articles of Incorporation, effective as of October 11, 2005.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 7, 2005.
3.6	The Registrant’s Amended and Restated Bylaws, adopted October 24, 2005.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 7, 2005.
3.7	Amendment to Amended and Restated Articles of Incorporation, amended.	Incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed on June 30, 2005.
3.8	Statement of Rights of Series C Preferred Stock of the Registrant effective June 16, 2005.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2006.
3.9	Articles of Amendment to the Registrant’s Articles of Incorporation, effective as of November 7, 2006.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 13, 2006.
4.1	Warrant dated October 31, 1996, to purchase 106,250 shares of the Registrant’s common stock granted to Walter C. Lovett.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed November 12, 1996.
4.2	Warrant dated October 31, 1996, to purchase 106,250 shares of the Registrant’s common stock granted to Douglas L. Roberson.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 12, 1996.
4.3	Registration Rights Agreement dated as of July 27, 2000, among the Registrant, Strong River Investments, Inc. and Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333- 43224).
4.4	Warrant dated as of July 27, 2000, to purchase 104,168 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).

Exhibit No.	Exhibit	Method of Filing

4.5	Warrant dated as of July 27, 2000, to purchase 104,168 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.6	Warrant dated as of July 27, 2000, to purchase 26,041 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.7	Warrant dated as of July 27, 2000, to purchase 26,041 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.8	Warrant dated as of July 27, 2000, to purchase 52,083 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.9	Warrant dated as of July 27, 2000, to purchase 52,083 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
4.10	Warrant dated as of September 29, 2000, to purchase 1,750,000 shares of the Registrant’s common stock granted to Steven A. Odom. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.11	Warrant dated as of September 29, 2000, to purchase 875,000 shares of the Registrant’s common stock granted to James M. Logsdon. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.12	Warrant dated as of September 29, 2000, to purchase 665,000 shares of the Registrant’s common stock granted to Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.13	Warrant dated as of August 21, 2000, to purchase 300,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Steven A. Odom. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.14	Warrant dated as of August 21, 2000, to purchase 100,000 shares of Cereus Technology Partners, Inc.’s common stock granted to James M. Logsdon. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.15	Warrant dated as of August 21, 2000, to purchase 350,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.16	Warrant dated as of August 21, 2000, to purchase 250,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

Exhibit No.	Exhibit	Method of Filing

4.17	Warrant dated as of August 21, 2000, to purchase 50,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Peter Pamplin. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.18	Warrant dated as of January 30, 2001, to purchase 83,334 shares of the Registrant’s common stock granted to PNC Bank, National Association.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.19	Warrant dated as of January 30, 2001, to purchase 472,689 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.20	Warrant dated as of January 30, 2001, to purchase 472,689 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.21	Form of 7.5% Convertible Debenture issued in connection with the Convertible Debenture and Warrant Purchase Agreement between the Registrant and the Purchasers named therein (the ‘‘Debenture Purchase Agreement”).	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
4.22	Purchase Agreement dated as of January 18, 2001, among the Registrant, Strong River Investments, Inc. and Bay Harbor Investments, Inc. (the ‘‘Strong River Debenture Purchase Agreement”).	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.23	Amendment dated as of January 23, 2001, to the Strong River Debenture Purchase Agreement.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.24	Amendment dated as of January 25, 2001, to the Strong River Debenture Purchase Agreement.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.25	Registration Rights Agreement dated as of January 30, 2001, among the Registrant, Strong River Investments, Inc. and Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.26	Form of Warrant issued in connection with the Registrant’s acquisition of Telemate.Net Software, Inc.	Incorporated by reference to Exhibit 4.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
4.27	Registration Rights Agreement dated May 15, 2002, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.28	Registration Rights Agreement dated as of February 12, 2003, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
4.29	Form of Warrant issued in connection with the Registrant’s October 2002 private placement offering.	Incorporated by reference to Exhibit 4.45 to the Registrant’s Annual Report on Form 10-K for the period ending December 31, 2002.

Exhibit No.	Exhibit	Method of Filing

4.30	Form of Registration Rights Agreement entered into in connection with the Registrant’s October 2002 private placement offering.	Incorporated by reference to Exhibit 4.46 to the Registrant’s Annual Report on Form 10-K for the period ending December 31, 2002.
4.31	Warrant Agreement dated as of August 17, 1999 to purchase 35,250 shares of AIM Group, Inc.’s stock granted to Randall P. Stern.	Incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.32	Warrant Agreement dated as of October 29, 1999 to purchase 11,750 share of AIM Group, Inc.’s common stock granted to Randall P. Stern.	Incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.33	Warrant Agreement dated as of February 8, 2000 to purchase 85,500 shares of Cereus Technology Partners, Inc.’s common stock granted to Randall P. Stern.	Incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.34	Warrant Agreement dated as of August 17, 1999 to purchase 35,250 shares of AIM Group, Inc.’s stock granted to Burnham Securities, Inc.	Incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.35	Warrant Agreement dated as of October 29, 1999 to purchase 11,750 shares of AIM Group, Inc.’s common stock granted to Burnham Securities, Inc.	Incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.36	Warrant Agreement dated as of February 8, 2000 to purchase 85,500 shares of Cereus Technology Partners, Inc.’s common stock granted to Burnham Securities, Inc.	Incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.37	Warrant Agreement dated as of February 8, 2000 to purchase 5,250 shares of Cereus Technology Partners, Inc.’s common stock granted to Burnham Securities, Inc.	Incorporated by reference to Exhibit 4.16 to the Registrant’s Registration Statement on Form S-1 filed September 8, 2003 (File No. 333-108613).
4.38	Warrant Agreement dated as of February 8, 2000 to purchase 5,000 shares of Cereus Technology Partners, Inc.’s common stock granted to Jon M. Burnham.	Incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form S-1/A filed October 21, 2003 (File No. 333-108613).
4.39	Warrant Agreement dated as of February 8, 2000 to purchase 7,750 shares of Cereus Technology Partners, Inc.’s common stock granted Randall P. Stern.	Incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1/A filed October 21, 2003 (File No. 333-108613).
4.40	Form of Warrant issued by the Registrant to each Investor in connection with the Registrant’s February 2004 private placement.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2004.
4.41	Form of Registration Rights Agreement among the Registrant and the Investors entered into in connection with the Registrant’s February 2004 private.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 26, 2004.
4.42	Form of 6% Senior Unsecured Convertible Debenture dated February 4, 2005 issued in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.

Exhibit No.	Exhibit	Method of Filing

4.43	Form of Series A Warrant dated February 4, 2005 to purchase shares of the Registrant’s common stock issued in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.
4.44	Form of Registration Rights Agreement among the Registrant and the Investors signatory thereto entered into in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.
4.45	Form of warrant to purchase the Registrant’s common stock issued to certain placement agents in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
4.46	Form of Registration Rights Agreement to be executed in connection with the closing of the transactions contemplated by the Asset Purchase Agreement dated as of February 23, 2005 by and among the Registrant, WSECI, Inc. and the shareholders of WSECI, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005
4.47	Warrant issued July 25, 2005 to Mainfield Enterprises Inc. to purchase 1,500,000 shares of the Registrant’s common stock.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.
4.48	Warrant issued July 25, 2005 to Heimdall Investments, Ltd. to purchase 1,500,000 shares of the Registrant’s common stock.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.
4.49	Warrant issued July 25, 2005 to Mainfield Enterprises Inc. to purchase 500,000 shares of the Registrant’s common stock.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.
4.50	Warrant issued July 25, 2005 to Heimdall Investments, Ltd. to purchase 500,000 shares of the Registrant’s common stock.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.
4.51	Registration Rights Agreement dated as of July 25, 2005, among the Registrant and the investors signatory thereto.	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.
4.52	Registration Rights Agreement dated March 20, 2006, between the Registrant and Joseph Noel.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-1333373).
4.53	Registration Rights Agreement dated March 20, 2006, between the Registrant and J.P. Turner & Company, L.L.C.	Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (No. 333-1333373).
4.54	Registration Rights Agreement dated March 20, 2006, between the Registrant and Croft & Bender.	Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (No. 333-1333373).
4.55	Form of Warrant issued in the Registrant’s February 2006 Private Placement.	Incorporated by reference to Exhibit 4.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
4.56	Form of Registration Rights Agreement entered into in connection with the Registrant’s February 2006 Private Placement.	Incorporated by reference to Exhibit 4.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No.	Exhibit	Method of Filing

4.57	Registration Rights Agreement dated as of June 16, 2006 between the Registrant and Winslow Asset Group, LLC.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2006.
4.58	Secured Non-Convertible Tranche A Revolving Note issued by the Registrant to Laurus Master Fund, Ltd. on September 20, 2006.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).
4.59	Secured Non-Convertible Tranche B Revolving Note issued by the Registrant to Laurus Master Fund, Ltd. on September 20, 2006.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).
4.60	Common Stock Purchase Warrant to purchase 1,321,877 shares of the Registrant’s common stock issued to Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).
4.61	Common Stock Purchase Warrant to purchase 600,000 shares of the Registrant’s common stock issued to Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).
4.62	Registration Rights Agreement between the Registrant and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).
4.63	Warrant to purchase 192,000 shares of the Registrant’s common stock issued to J. P. Turner Partners, LP dated September 20, 2006.	Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).
4.64	Form of Registration Rights Agreement dated as of March 31, 2005 among the Registrant, WSECI, Inc. and the shareholders thereof.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.
4.65	Form of Registration Rights Agreement executed in connection with the Registrant’s acquisition of the assets of WSECI, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.
4.66	Form of Warrant to purchase shares of the Registrant’s common stock dated January 31, 2007 pursuant to the Securities Purchase Agreement dated January 30, 2007 among the Registrant and the purchasers signatory thereto.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2007.
4.67	Form of Registration Rights Agreement dated as of January 30, 2007 entered into pursuant to the Securities Purchase Agreement dated January 30, 2007 among the Registrant and the purchasers signatory thereto.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed January 31, 2007.
4.68	Form of Warrant to purchase shares of the Registrant’s common stock dated February 5, 2007 pursuant to the Securities Purchase Agreement among the Registrant and the purchasers signatory thereto dated as of February 2, 2007.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 6, 2007.
4.69	Form of Warrant to purchase shares of the Registrant’s common stock dated February 6, 2007 pursuant to the Securities Purchase Agreement among the Registrant and the purchasers signatory thereto dated as of February 5, 2007.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed February 6, 2007.

Exhibit No.	Exhibit	Method of Filing

4.70	Form of Registration Rights Agreement dated as of February 2, 2007 entered into pursuant to the Securities Purchase Agreement among the Registrant and the purchasers signatory thereto dated as of February 2, 2007.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed February 6, 2007.
4.71	Form of Registration Rights Agreement dated as of February 5, 2007 entered into pursuant to the Securities Purchase Agreement among the Registrant and the purchasers signatory thereto dated as of February 5, 2007.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed February 6, 2007.
4.72	Form of Warrant to purchase shares of the Registrant’s common stock dated February 9, 2007 pursuant to the Securities Purchase Agreement among the Registrant and the purchaser signatory thereto dated as of February 9, 2007.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2007.
4.73	Form of Registration Rights Agreement dated as of February 9, 2007 entered into pursuant to the Securities Purchase Agreement among the Registrant and the purchaser signatory thereto dated as of February 9, 2007.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed February 12, 2007.
10.1	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-18 (File 33-51456).
10.2	Form of Non-Statutory Option Agreement.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-18 (File 33-51456).
10.3	Form of Restricted Stock Award Agreement.	Filed herewith.
10.4	Form of Non-Employee Director Stock Option Agreement.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 1993.
10.5	1992 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-18 (File No. 33-51456).
10.6	1995 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 1995.
10.7	1997 Stock Incentive Plan.	Incorporated by reference to the Registrant’s Proxy Statement for its 1997 Annual Meeting of Stockholders.
10.8	1998 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-4 filed February 16, 1999 (File No. 333-68699).
10.9	1999 Stock Incentive Plan.	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement dated October 4, 2006.
10.10	1999 Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit No.	Exhibit	Method of Filing

10.11	Office Lease Agreement dated as of September 20, 1999, between the Registrant and Galleria 400 LLC.	Incorporated by reference to Exhibit 10.51 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
10.12	First Amendment to Office Lease Agreement dated as of March 31, 2000, between the Registrant and Galleria 400 LLC.	Incorporated by reference to Exhibit 10.52 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
10.13	Convertible Debenture Purchase Agreement dated as of July 27, 2000, among the Registrant, Strong River Investments, Inc.	Incorporated by reference to Exhibit 10.53 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).
10.14	Executive Employment Agreement dated as of September 29, 2000, between the Registrant and Steven A. Odom. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.15	Executive Employment Agreement dated as of September 29, 2000, between the Registrant and James M. Logsdon. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.16	Executive Employment Agreement dated as of September 29, 2000, between the Registrant and Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.17	Form of Escrow Agreement entered into in connection with the MessageClick Merger Agreement.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
10.18	Convertible Debenture and Warrant Purchase Agreement dated as of October 31, 2000, between the Registrant and the purchasers signatory thereto.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.
10.19	Cereus Technology Partners, Inc. Directors’ Warrant Incentive Plan. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10(cc) to Cereus Technology Partners, Inc.’s Annual Report on Form 10-KSB40 for the year ended December 31, 1999.
10.20	Cereus Technology Partners, Inc. Outside Directors’ Warrant Plan. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10(dd) to Cereus Technology Partners, Inc.’s Annual Report on Form 10-KSB40 for the year ended December 31, 1999.
10.21	Loan and Security Agreement dated December 14, 2001, among the Registrant, NACT Telecommunications, Inc., Telemate.Net Software, Inc. and Silicon Valley Bank, Commercial Finance Division.	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.22	Lease Agreement dated as of December 30, 1999, between NACT Telecommunications, Inc. and Boggess-Riverwoods Company, L.L.C.	Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.23	Instrument of Assumption and Substitution of Guarantor of Lease dated as of July 27, 2001, among the Registrant, World Access, Inc., Boggess Holdings, L.L.C. and NACT Telecommunications, Inc.	Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit No.	Exhibit	Method of Filing

10.24	Intellectual Property Security Agreement dated as of December 14, 2001, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.25	Intellectual Property Security Agreement dated as of December 14, 2001, between NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.26	Intellectual Property Security Agreement dated as of December 14, 2001, between Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.27	Telemate.Net Software, Inc. 1999 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.13 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).
10.28	Amendment to the Telemate.Net 1999 Software, Inc. Stock Incentive Plan.	Incorporated by reference to Exhibit 10.18 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).
10.29	Telemate Stock Incentive Plan.	Incorporated by reference to Exhibit 10.10 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).
10.30	Amendment to Telemate Stock Incentive Plan.	Incorporated by reference to Exhibit 10.14 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).
10.31	Form of Indemnification Agreement entered into as of October 12, 2001, between the Registrant and each of its directors and non-director officers at the level of Vice-President and above.	Incorporated by reference to Appendix F-1 to the Registrant’s Registration Statement on Form S-4/A filed October 12, 2001 (File No. 333-62262).
10.32	Interest Purchase Agreement dated as of June 4, 2002, between the Registrant and NeTrue Communications, Inc.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.33	Subordination Agreement dated April 25, 2002, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.
10.34	Amendment to Loan Documents dated February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.35	Loan and Security Agreement (Exim Program) dated February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.36	Borrower Agreement dated February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

Exhibit No.	Exhibit	Method of Filing

10.37	Secured Promissory Note dated February 12, 2003, in principal amount of $4.0 million, made by the Registrant in favor of Silicon Valley Bank.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.38	Subordination Agreement dated February 12, 2003, among the Registrant, Clarent Corporation and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.39	Loan and Security Agreement dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.40	Secured Subordinated Promissory Note dated February 12, 2003, in principal amount of $5.0 million, made by the Registrant in favor of Clarent Corporation.	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.41	Secured Subordinated Promissory Note dated February 12, 2003, in principal amount of $3.0 million, made by the Registrant in favor of Clarent Corporation.	Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.42	Unsecured Subordinated Promissory Note, dated February 12, 2003, in principal amount of $1.8 million, made by the Registrant in favor of Clarent Corporation.	Incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.43	Bill of Sale, Assignment and Assumption Agreement, dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.10 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.44	Assignment of Patent Rights dated as of February 7, 2003, made by Clarent Corporation to the Registrant.	Incorporated by reference to Exhibit 99.11 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.45	Assignment of Trademarks dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.12 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.46	Intellectual Property and Security Agreement dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.13 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.
10.47	Settlement Agreement dated November 6, 2002, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.48	Assignment and Collection Agreement dated December 5, 2002, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.49	Cross-Corporate Continuing Guaranty dated as of February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Clarent Canada Ltd.	Incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

Exhibit No.	Exhibit	Method of Filing

10.50	Lease for 1221 West Mineral Avenue, dated as of February 11, 2003, between the Registrant and A.S. Burger Investments, LLC.	Incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.51	Movable Hypothec dated as of February 20, 2003, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.52	Movable Hypothec dated as of February 20, 2003, between the Clarent Canada Ltd. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.53	Settlement Agreement and Full Release of Claims dated as of February 12, 2003, between the Registrant and John M. Good.	Incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.54	Arbitration Award Agreement dated February 3, 2002, and among the Registrant, Clunet R. Lewis and CLR Enterprises, Inc.	Incorporated by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.55	Arbitration Award Agreement dated February 3, 2002, among the Registrant, William P. O’Reilly and Montana Corporation.	Incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.56	Consulting Agreement dated as of March 14, 2003, between the Registrant and William P. O’Reilly.	Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.57	Consulting Agreement dated as of March 14, 2003, between the Registrant and Clunet R. Lewis.	Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.58	Amendment to Loan Documents dated April 7, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.59	Amendment to Loan Documents (Exim Program) dated April 7, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.60	Assignment and Assumption Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the U.K. assets.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.61	Assignment and Assumption Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the U.S. assets.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.62	Assignment and Assumption Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the Canadian assets.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

Exhibit No.	Exhibit	Method of Filing

10.63	Bill of Sale dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the U.K. assets.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.64	Bill of Sale dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the U.S. assets.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.65	Bill of Sale dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the Canadian assets.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.66	Secured Convertible Promissory dated January 21, 2005 issued to the Registrant in principal amount of $3.5 million in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.67	Security Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.68	Copyright Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.69	Domain Name Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.10 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.70	Patent Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.11 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.71	Trademark Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.12 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.72	Bill of Sale dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.13 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.73	Copyright Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.14 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.74	Trademark Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.15 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.75	Patent Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.16 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.76	License Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.17 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

Exhibit No.	Exhibit	Method of Filing

10.77	Reciprocal Reseller Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.18 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.78	Call Center Services Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.19 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005
10.79	Instrument of Assignment, Agreement and Consent dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.20 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.
10.80	Cash Collateral Agreement dated as of February 4, 2005 between the Registrant, the Investors signatory thereto and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.
10.81	Form of Seller Non-Competition Agreement to be executed in connection with the closing of the transactions contemplated by the Asset Purchase Agreement dated as of February 23, 2005 by and among the Registrant, WSECI, Inc. and the shareholders of WSECI, Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.
10.82	Form of Bill of Sale, Assignment and Assumption Agreement Seller to be executed in connection with the closing of the transactions contemplated by the Asset Purchase Agreement dated as of February 23, 2005 by and among the Registrant, WSECI, Inc. and the shareholders of WSECI, Inc.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.
10.83	Non-qualified Stock Option entered into March 15, 2005 and effective November 3, 2004 to purchase 500,000 shares of the Registrant’s common stock granted to Lewis Jaffe. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report filed on March 21, 2005 and amended on April 28, 2005.
10.84	Non-qualified Stock Option entered into March 15, 2005 and effective November 3, 2004 to purchase 250,000 shares of the Registrant’s common stock granted to Lewis Jaffe. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report filed on March 21, 2005 and amended on April 28, 2005.
10.85	Non-qualified Stock Option entered into March 15, 2005 and effective November 3, 2004 to purchase 250,000 shares of the Registrant’s common stock granted to Lewis Jaffe. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report filed on March 21, 2005 and amended on April 28, 2005.
10.86	Non-qualified Stock Option entered into March 15, 2005 and effective November 19, 2004 to purchase 250,000 shares of the Registrant’s common stock granted to Montgomery Bannerman. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005 and amended on April 28, 2005.
10.87	Amendment to Loan Documents dated March 15, 2005, among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc., Needham (Delaware) Corp. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005 and amended on April 28, 2005.

Exhibit No.	Exhibit	Method of Filing

10.88	Amendment to Loan Documents (Exim Program) dated March 15, 2005, among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005 and amended on April 28, 2005.
10.89	Borrower Agreement dated March 15, 2005, among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005 and amended on April 28, 2005.
10.90	Amended and Restated Secured Promissory Note dated March 15, 2005, in principal amount of $10.0 million, made by the Registrant, Provo Prepaid (Delaware) Corp. and Telemate.Net Software, Inc. in favor of Silicon Valley Bank.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005 and amended on April 28, 2005.
10.91	Assumption Agreement dated April 14, 2005, among the Registrant, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.92	Borrower Agreement dated April 14, 2005, among the Registrant, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.93	Amended and Restated Secured Promissory Note dated April 14, 2005, in principal amount of $10.0 million, made by the Registrant, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp. and Telemate.Net Software, Inc. in favor of Silicon Valley Bank	Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.94	Assumption Agreement dated April 14, 2005, among the Registrant, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.95	Borrower Agreement dated April 14, 2005, among the Registrant, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.96	Amended and Restated Secured Promissory Note dated April 14, 2005, in principal amount of $10.0 million, made by the Registrant, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp. and Telemate.Net Software, Inc. in favor of Silicon Valley Bank.	Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.97	Sublease dated July 1, 2005, between the Registrant and Digital Insurance, Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 8, 2005.
10.98	Bill of Sale dated July 1, 2005, executed by the Registrant in favor of Digital Insurance, Inc.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on July 8, 2005.
10.99	Security Agreement entered into on July 1, 2005, between the Registrant and Digital Insurance, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on July 8, 2005.

Exhibit No.	Exhibit	Method of Filing

10.100	Amendment to the 7.5% Convertible Debentures dated as of July 25, 2005 among the Registrant, Mainfield Enterprises Inc. and Heimdall Investments, Ltd.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.
10.101	Limited Waiver and Amendment to Loan Documents dated July 25, 2005 between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.
10.102	Limited Waiver and Amendment to Loan Documents (Exim Program) dated July 25, 2005 between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.
10.103	Security Agreement entered into on July 1, 2005, between the Registrant and Digital Insurance, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 8, 2005.
10.104	Amendment to the 7.5% Convertible Debentures dated as of July 25, 2005 among the Registrant, Mainfield Enterprises Inc. and Heimdall Investments, Ltd.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 29, 2005.
10.105	Limited Waiver and Amendment to Loan Documents dated July 25, 2005 between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 29, 2005.
10.106	Limited Waiver and Amendment to Loan Documents (Exim Program) dated July 25, 2005 between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 29, 2005.
10.107	Separation Agreement between the Registrant and Lewis Jaffe entered into on August 16, 2005.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed August 22, 2005.
10.108	Verso Technologies, Inc. 1999 Stock Incentive Plan, as amended September 22, 2005.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed September 28, 2005.
10.109	Amendment #1 to Secured Convertible Promissory Note among the Registrant, CITEL Technologies Limited and CITEL Technologies, Inc. entered into on September 23, 2005.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed September 28, 2005.
10.110	Subordination Agreement dated as of September 23, 2005, between the Registrant and Bridge Bank, National Association.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed September 28, 2005.
10.111	Executive Employment Agreement executed on October 24, 2005, but effective as of October 1, 2005 between the Registrant and Montgomery Bannerman. (Represents an executive compensatory plan or arrangement.)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Amendment No. 1 to Current Report on Form 8-K filed October 27, 2005.
10.112	Amended and Restated Executive Employment Agreement executed on October 24, 2005, but effective as of October 1, 2005 between the Registrant and Steven A. Odom. (Represents an executive compensatory plan or arrangement.)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 27, 2005.
10.113	Amended and Restated Executive Employment Agreement executed on October 24, 2005, but effective as of October 1, 2005 between the Registrant and Juliet M. Reising. (Represents an executive compensatory plan or arrangement.)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed October 27, 2005.

Exhibit No.	Exhibit	Method of Filing

10.114	Amended and Restated Promissory Note made by the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Needham (Delaware) Corp. dated March 24, 2006.	Incorporated by reference to Exhibit 10.113 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.115	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement dated as of March 24, 2006 among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. Needham (Delaware) Corp. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.114 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.116	Amendment to Loan Documents dated January 27, 2006 among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. Needham (Delaware) Corp. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.115 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.117	Amendment to Loan Documents (EXIM Program) dated as of March 24, 2006 among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. Needham (Delaware) Corp. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.116 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.118	Amendment to Loan Documents dated as of March 24, 2006 among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. Needham (Delaware) Corp. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.117 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.119	Agreement of Software Development dated as of May 10, 2006, between the Registrant and Elitecore Technologies Limited.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.120	Amendment to Loan Documents dated as of June 27, 2006 among the Registrant, certain of its subsidiaries and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.121	Contract entered into on July 17, 2006, among the Registrant, Verso Verilink, LLC and CM Solutions, Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.122	Manufacturing Agreement dated as of July 12, 2006 between the Registrant and CM Solutions Corporation.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.123	Amendment to Note dated as of June 30, 2006 among the Registrant, CITEL Technologies, Inc. and CITEL Technologies Limited.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.124	Agreement dated as of June 19, 2003 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and XEL Communications, Inc., which amendment has been assumed by Verso Verilink, LLC.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.125	Amendment No. 1 to Agreement dated as of August 25, 2003 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and XEL Communications, Inc., which amendment has been assumed by Verso Verilink, LLC.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Exhibit No.	Exhibit	Method of Filing

10.126	Amendment No. 2 to Product Purchase Agreement dated as of December 12, 2003 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and XEL Communications, Inc., which amendment has been assumed by Verso Verilink, Inc.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.127	Amendment No. 3 to Product Purchase Agreement dated as of February 18, 2004 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and XEL Communications, Inc., which amendment has been assumed by Verso Verilink, Inc.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.128	Amendment No. 4 to Contract No. C0302362 dated as of November 10, 2004 between Telesector Resources Group, Inc., d/b/a Verizon Services Group, and Verilink Corporation, which amendment has been assumed by Verso Verilink, Inc.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.129	Amendment No. 5 to Product Purchase Agreement dated as of March 5, 2005 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and Verilink Corporation, which amendment has been assumed by Verso Verilink, Inc.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.130	Amendment No. 6 to Product Purchase Agreement dated as of July 27, 2006, between Verso Verilink, LLC and Verizon Services Corp.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.131	Amendment No. 2 to Product Purchase Agreement dated as of December 12, 2003 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and XEL Communications, Inc., which amendment has been assumed by Verso Verilink, Inc. (Portions of this Exhibit 10.8 have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.)	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006.
10.132	Amendment No. 5 to Product Purchase Agreement dated as of March 5, 2005 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and Verilink Corporation, which amendment has been assumed by Verso Verilink, Inc. (Portions of this Exhibit 10.11 have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006.
10.133	Security Agreement between the Registrant, certain of its subsidiaries and Laurus Master Fund dated September 20, 2006.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).
10.134	Intellectual Property Security Agreement between the Registrant, certain of its subsidiaries and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).
10.135	Stock Pledge Agreement between the Registrant, certain of its subsidiaries and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).

Exhibit No.	Exhibit	Method of Filing

10.136	Hypothecation of Movables between the Registrant, and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).
10.137	Letter Agreement between the Registrant and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).
10.138	Verso Technologies, Inc. 1999 Stock Incentive Plan, as amended November 7, 2006.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed November 13, 2006.
10.139	Consulting and Separation Agreement between the Registrant and Juliet M. Reising dated October 13, 2006.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 18, 2006.
10.140	Agreement between the Registrant and Martin D. Kidder dated October 5, 2006.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed October 18, 2006.
10.141	Asset Purchase Agreement, dated as of December 29, 2006, among the Registrant, Paradyne Networks, Inc., and, for certain limited purposes, Zhone Technologies, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 8, 2007.
10.142	Common Stock Purchase Warrant to purchase 150,000 shares of the Registrant’s common stock issued to Laurus Master Fund, Ltd., dated December 29, 2006.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 8, 2007.
10.143	Common Stock Purchase Warrant to purchase 330,470 shares of the Registrant’s common stock issued to Laurus Master Fund, Ltd., dated December 29, 2006.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 8, 2007.
10.144	License Agreement, dated as of December 29, 2006, between the Registrant and Paradyne Networks, Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 8, 2007.
10.145	Adaptation of Reseller Agreement, dated as of December 29, 2006, between the Registrant and Paradyne Networks, Inc.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed January 8, 2007.
10.146	Amendment No. 1 to Asset Purchase Agreement, dated as of January 25, 2007, among the Registrant, Paradyne Networks, Inc. and Zhone Technologies, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2007.
10.147	Securities Purchase Agreement dated as of January 30, 2007 among the Registrant and the purchasers signatory thereto.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2007.
10.148	Securities Purchase Agreement dated as of February 2, 2007 among the Registrant and the purchasers signatory thereto.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed February 6, 2007.
10.149	Securities Purchase Agreement dated as of February 5, 2007 among the Registrant and the purchasers signatory thereto.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed February 6, 2007.
10.150	Amendment No. 2 to Asset Purchase Agreement, dated as of February 7, 2007, among the Registrant, Paradyne Networks, Inc. and Zhone Technologies, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2007.

Exhibit No.	Exhibit	Method of Filing

10.151	Securities Purchase Agreement dated as of February 9, 2007 among the Registrant and the purchaser signatory thereto.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2007.
10.152	Security Agreement between the Registrant, certain of its subsidiaries and Laurus Master Fund Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-138429).
10.153	Intellectual Property Security Agreement between the Registrant, certain of its subsidiaries and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-138429).
10.154	Stock Pledge Agreement between the Registrant, certain of its subsidiaries and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-138429).
10.155	Hypothecation of Movables between the Registrant and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-138429).
10.156	Letter Agreement between the Registrant and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-3 (No. 333-138429).
10.157	Form of Seller’s Non-Competition Agreement entered into in connection with the Registrant’s acquisition of the assets of WSECI, Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2005.
10.158	Intellectual Property Assignment dated as of March 26, 2007, among the Registrant, Paradyne Networks, Inc. and Paradyne Corporation.	Previously filed.
10.159	Exclusive License Agreement dated as of March 23, 2007, between the Registrant and Arcadia Patent Acquisition Corporation.	Previously filed.
16.1	Letter from Grant Thornton LLP dated April 16, 2006.	Incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed April 14, 2006.
16.2	Letter from Grant Thornton LLP dated June 16, 2006.	Incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2006.
21.1	Subsidiaries of the Registrant.	Previously filed.
23.1	Consent of Tauber & Balser, P.C.	Previously filed.
23.2	Consent of Grant Thornton LLP	Previously filed.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer.	Filed herewith.
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer.	Filed herewith.
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer.	Filed herewith.