Form 10-Q
period 2007-03-31
VERSO TECHNOLOGIES INC
filed 2007-05-15
CIK 797448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the issuer’s common stock as of May 15, 2007 was 57,031,147

VERSO TECHNOLOGIES, INC.
FORM 10-Q
INDEX
Page No.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)	4

Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	35

Item 6. Exhibits	36

Signature Page	37

Exhibit Index	38
EX-10.6 TRADEMARK ASSIGNMENT OF SECURITY
EX-10.7 PATENT ASSIGNMENT OF SECURITY
EX-10.8 PATENT ASSIGNMENT OF SECURITY
EX-10.9 PATENT ASSIGNMENT OF SECURITY
EX-10.10 PATENT ASSIGNMENT OF SECURITY
EX-10.11 PATENT ASSIGNMENT OF SECURITY
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

VERSO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$1,764	$1,134
Restricted cash	847	1,041
Accounts receivable, net	9,273	10,058
Inventories	6,902	7,184
Other current assets	930	1,027
Current portion of note receivable	2,166	324

Total current assets	21,882	20,768

Property and equipment, net	1,500	1,807
Loan issuance costs, net	3,051	3,427
Investment	699	745
Note receivable, net of current portion	—	1,810
Other intangibles, net	5,200	5,068
Goodwill	3,224	3,224

Total assets	$35,556	$36,849

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Credit facility	$3,979	$3,945
Accounts payable	2,652	2,665
Accrued compensation	2,111	2,268
Accrued expenses	3,714	3,592
Purchase price payable for acquisition	250	1,500
Current portion of accrued loss on sublease	467	465
Current portion of liabilities of discontinued operations	1,201	1,081
Current portion of convertible debentures	3,375	3,375
Unearned revenue and customer deposits	2,492	2,645

Total current liabilities	20,241	21,536

Accrued loss on sublease, net of current portion	676	773
Credit facility, net of current portion	3,375	3,938
Liabilities of discontinued operations, net of current portion	302	361
Notes payable	2,902	2,862
Convertible subordinated debentures, net of discount	4,460	4,700

Total liabilities	31,956	34,170

Shareholders’ equity:
Common stock, $.01 par value, authorized shares of 120,000,000; 48,270,963 and 41,691,911 shares issued and outstanding	483	417
Additional paid-in capital	358,565	352,303
Deferred compensaton	(410)	—
Accumulated deficit	(354,786)	(349,767)
Accumulated other comprehensive income (loss) — foreign currency translation	(252)	(274)

Total shareholders’ equity	3,600	2,679

Total liabilities and shareholders’ equity	$35,556	$36,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the three months ended March 31,
	2007	2006
Revenue:
Products	$8,277	$3,597
Services	4,208	3,191

Total revenue	12,485	6,788

Cost of revenue:
Products:
Product costs	4,643	1,657
Amortization of intangibles	143	194

Total cost of product	4,786	1,851
Services	3,161	2,096

Total cost of revenue	7,947	3,947

Gross profit:
Products	3,491	1,746
Services	1,047	1,095

Total gross profit	4,538	2,841

Operating expenses:
General and administrative	2,872	2,433
Sales and marketing	2,387	1,774
Research and development	2,080	1,779
Depreciation and amortization	651	463

Total operating expenses	7,990	6,449

Operating loss from continuing operations	(3,452)	(3,608)

Other income (expense), net:
Other income (expense)	(5)	1
Equity in loss of investment	(46)	(66)
Interest expense, net, including $1,033 and $903 of amortization of loan fees and discount on convertible debentures in each period, respectively	(1,516)	(1,267)

Other expense, net	(1,567)	(1,332)

Loss from continuing operations before income taxes	(5,019)	(4,940)

Income taxes	—	—

Net loss from continuing operations	(5,019)	(4,940)

Loss from discontinued operations	—	—

Total loss on disposal from discontinued operations	—	—

Net loss	$(5,019)	$(4,940)

Net loss per common share — basic and diluted:
Loss from continuing operations	$(0.11)	$(0.17)
Loss from discontinued operations	—	—

	$(0.11)	$(0.17)

Weighted average shares outstanding — basic and diluted	46,286,962	29,933,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(Unaudited)

	For the three months ended March 31,
	2007	2006
Operating Activities:
Continuing operations:
Net loss from continuing operations	$(5,019)	$(4,940)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Equity in loss of investment	46	66
Stock based compensation	489	55
Non-cash interest expense	208	—
Depreciation and amortization	794	658
Provision for doubtful accounts	38	80
Amortization of loan fees and discount on convertible subordinated debentures	1,033	903
Other	20	9
Changes in current operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	765	364
Inventories	(211)	(1,458)
Other current assets	64	27
Accounts payable	(11)	420
Accrued compensation	(217)	(188)
Accrued expenses	27	247
Unearned revenue and customer deposits	(153)	(119)

Net cash used in continuing operating activities	(2,127)	(3,876)

Discontinued operations:
Loss from discontinued operations	—	—
Adjustment to reconcile loss from discontinued operations to net cash provided by (used in) discontinued operating activities, rental payments	29	(259)

Net cash provided by (used in) discontinued operating activities	29	(259)

Net cash used in operating activities	(2,098)	(4,135)

Investing Activities:
Continuing operations:
Net cash provided by (used in) investing activities for continuing operations
Decrease (increase) in restricted cash	194	(15)
Purchases of property and equipment	(53)	(123)
Purchase of businesses	(1,250)	—

Net cash used in investing activities for continuing operations	(1,109)	(138)

Discontinued operations:
Proceeds from notes receivable	—	240

Net cash provided by investing activities for discontinued operations	—	240

Net cash (used in) provided by investing activities	(1,109)	102

Net cash used in operating and investing activities	(3,207)	(4,033)

Financing Activities:
Net repayments on line of credit	(529)	(1,269)
Payments on convertible debentures, net	—	(675)
Proceeds from private placement, net	4,356	6,888
Proceeds from issuances of common stock in connection with the exercise of options and warrants, net	9	6

Net cash provided by financing activities	3,836	4,950

Effect of exchange rate changes on cash	1	—

Increase in cash and cash equivalents	630	917

Cash and cash equivalents at beginning of period	1,134	1,079

Cash and cash equivalents at end of period	$1,764	$1,996

Supplemental disclosure of cash flow information:
Cash payments during the years for:
Interest	$192	$110
Income taxes	6	(4)

Non-cash investing and financing activities
Common stock consideration for acquisitions:
WSECI — issuance of 62,950 and 18,155 shares of common stock, respectively	$71	$20
Common stock and compensatory options issued	429	—
Issuance of common stock and warrants in exchange for services	—	123
Issuance of common stock in lieu of principal	844	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
     Verso Technologies, Inc., a Minnesota corporation (the “Company”), is a global technology company providing next generation communications network solutions offering a core-to-edge product portfolio to service providers and enterprises. The Company’s product offerings include WiMAX, cellular backhaul, voice over broadband, voice over internet protocol (“VoIP”), integrated access devices, and internet usage solutions which are enabled by the Company’s hardware and software. These products enable customers to reduce communications costs, generate additional revenue and secure and optimize network bandwidth. The Company manufactures, delivers, and supports these hardware, software, and service solutions primarily to large wireline, cellular, wireless and satellite carriers and other customers. The Company’s solutions are used by companies in several industries and government, including mission critical satellite and wireless communications of all kinds.
     The Company’s operations include two separate business segments: (i) the Technologies Group, which includes the Company’s softswitching, I-Master, and NetPerformer divisions and the Company’s subsidiaries, Telemate.Net Software, Inc. (“Telemate.Net”) and Verso Verilink, LLC (“Verso Verilink”); and (ii) the Advanced Applications Services Group, which includes the Company’s technical applications support group and customer care center. The Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Technologies Group offers software-based solutions (which include hardware) for customers seeking to build converged packet-based voice and data networks. In addition, the Technologies Group offers software-based solutions for internet access and usage management that include call accounting and usage reporting for internet protocol network devices. In 2006, the Technologies Group added the product suites from the Verilink Acquisition and the iMarc Acquisition (each defined below). These products provide access, multiplexing and transport of voice and data services. In addition, these products have enhanced the Company’s technology offerings, provided substantial revenue to the Company, and delivered three large tier 1 North American customers in AT&T, Inc., Verizon Communications, Inc. and Alcatel-Lucent. The Advanced Applications Services Group includes outsourced technical application services and application installation and training services to both customers of the Technologies Group and outside customers.
     On December 29, 2006, the Company purchased certain assets of Paradyne Networks, Inc. (“Paradyne”) related to the business of manufacturing, selling and supporting the iMarc product line (the “iMarc Acquisition”). The iMarc product line is a family of asynchronous transfer mode (“ATM”), internet protocol (“IP”) service units, and branch monitors that provide intelligent demarcation between carrier and enterprise networks, allowing for easier management.
     On June 16, 2006, the Company acquired all of the outstanding equity interests (the “Verilink Acquisition”) of Winslow Asset Holdings, LLC (“Holdings”), now known as Verso Verilink, LLC, from Winslow Asset Group, LLC (“Group”) pursuant to that certain Securities Purchase Agreement dated as of June 15, 2006 among Verso, Holdings and Group (the “Securities Purchase Agreement”). At the time of the Verilink Acquisition, Holdings’ assets consisted of substantially all of the business assets of Verilink Corporation and Larscom Incorporated (together, the “Verilink Sellers”), other than the accounts receivable and certain fixed assets. Holdings’ assets were used by the Verilink Sellers in their business of developing, manufacturing, marketing and selling broadband access solutions for computer networks.
     In January 2005, the Company sold substantially all of the operating assets of its NACT Telecommunications, Inc., now known as Provo Pre-Paid (Delaware) Corp. (“NACT”), and MCK Communications, Inc., now known as Needham (Delaware) Corp. (“MCK”), businesses to better focus the Company’s capital and management resources on areas which the Company believes have greater potential given its strategy to focus on next-generation network and solutions and to improve cash utilization. In addition, the Company disposed of its NACT business due to the Company’s new product strategy of an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable the Company to offer a competitive product for Tier 1 and Tier 2 carriers.
     In March 2005, the Company acquired the I-Master platform from WSECI, Inc., a Delaware corporation formerly known as Jacksonville Technology Associates, Inc. (“WSECI”), after forming a strategic partnership with WSECI in the latter half of 2004. The Company believes that this I-Master platform permits it to offer a solution that better addresses its growing market opportunities.

1. BASIS OF PRESENTATION, Continued
     The consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries, including Telemate.Net; Clarent Canada Ltd., now known as Verso Technologies Canada Inc. (“Verso Canada”), Verso Verilink, MCK and NACT. MCK and NACT are reflected in discontinued operations. These subsidiaries were acquired and were all accounted for as purchases (see Note 2).
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
     The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements. The accompanying condensed consolidated unaudited quarterly financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Annual Report”).
2. MERGERS AND ACQUISITIONS
Acquisition of iMarc product line business
     On December 29, 2006, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Paradyne and, for certain limited purposes, Zhone Technologies, Inc., Paradyne’s parent (“Zhone”), pursuant to which the Company has (i) purchased certain assets from, and assumed certain liabilities of, Paradyne relating to its business (the “iMarc Business”) of manufacturing, selling and supporting the iMarc product line for an aggregate purchase price of $2.5 million and (ii) agreed to purchase certain other remaining assets relating to the iMarc Business as provided in the Purchase Agreement. Since July 1, 2006, Verso Verilink has served pursuant to a Reseller Agreement (the “Reseller Agreement”) as a non-exclusive reseller within the United States for certain Zhone products. The amount of consideration paid or to be paid by the Company pursuant to the Purchase Agreement was determined as a result of arms’ length negotiations between the Company and Zhone and Paradyne.
     The iMarc product line is closely aligned with the Verso portfolio and distribution model, which Verso recently expanded as a result of the Verilink Acquisition. In particular, the iMarc product line strengthens Verso’s access offerings, substantially expands its Tier-1 customer base, and is complementary to the Verso Verilink WanSuite® product line. Prior to the iMarc Acquisition, Verso served as a reseller of Zhone products and therefore has strong existing knowledge of the products and market, as well as long-term relationships with relevant senior management.
     Pursuant to the Purchase Agreement, on December 29, 2006 (the “Closing Date”), the Company acquired from Paradyne certain engineering equipment and service contracts relating to the iMarc Business, assumed from Paradyne certain liabilities relating to the iMarc Business as specified in the Purchase Agreement and paid to Paradyne $1.0 million in cash in connection with the foregoing. The Company utilized its borrowing availability under its existing credit facility with Laurus Master Fund, Ltd., the Company’s primary lender (“Laurus”), to fund the $1.0 million paid on the Closing Date.

2. MERGERS AND ACQUISITIONS, Continued
Acquisition of iMarc product line business – (Continued)
     On the Closing Date, the Company and Paradyne also entered into (i) a license agreement pursuant to which Paradyne licensed to the Company rights to certain intellectual property relating to the iMarc Business on an exclusive basis (the “Transferred IP”) through January 19, 2007 and rights to certain other intellectual property relating to the iMarc Business on a non-exclusive basis for perpetuity (provided that the Company complete the purchase of the Transferred IP from Paradyne as provided in the Purchase Agreement); and (ii) an Adaptation of Reseller Agreement which modifies and supplements the Reseller Agreement to provide that Paradyne shall provide certain contract manufacturing services to the Company with respect to the iMarc products through June 30, 2007.
     After the Closing Date, the Company, Zhone and Paradyne amended the Purchase Agreement by entering into Amendment No. 1 and Amendment No. 2 thereto on January 25, 2007 and February 7, 2007, respectively. Pursuant to the Purchase Agreement, as amended, the Company agreed to pay Paradyne $1,250,000 in exchange for the assignment to the Company of the Transferred IP, of which $1.0 million was payable, and was paid, on January 31, 2007 and $250,000 was payable, and was paid, on March 31, 2007. Upon receiving the payment on March 30, 2007, Paradyne assigned the Transferred IP to the Company. In addition, pursuant to Amendment No. 2 to the Purchase Agreement, the Company is obligated to pay to Paradyne $250,000 no later than June 29, 2007 in exchange for Paradyne’s sale to the Company upon receipt of such payment of certain manufacturing equipment previously required to be sold in connection with the payment for the Transferred IP. Amendment No. 2 to the Purchase Agreement also amends the terms of the covenant not to compete to which Zhone and Paradyne (and their respective controlled affiliates) are bound in light of the amended payment terms described above.
     The $250,000 and $1.5 million purchase price for the iMarc Acquisition which was unpaid as of March 31, 2007 and December 31, 2006, respectively, is reflected as purchase price payable for acquisition in the consolidated balance sheets.
     The iMarc Acquisition was recorded under the purchase method of accounting, and the estimated purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The total purchase price of $2,575,000 consisted of (i) $1.0 million in cash at closing; (ii) three installments totaling $1.5 million; $1.0 million and $250,000 paid January 31, 2007 and March 31, 2007, respectively; and $250,000 due June 29, 2007 and (iii) direct transaction costs of approximately $75,000. A summary of the total purchase consideration is as follows (in thousands):

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

2. MERGERS AND ACQUISITIONS, Continued
Acquisition of Business Assets of Verilink
     On June 16, 2006, as a result of the Verilink Acquisition, the Company acquired substantially all of the business assets of the Verilink Sellers other than accounts receivable and certain fixed assets, and assumed certain liabilities, and issued (i) 2,900,000 shares of the Company’s common stock, par value $.01 per share, and (ii) 8,766 shares of its newly-designated Series C preferred stock, which were subsequently converted in November 2006 into 2,900,000 shares of common stock. The Verilink Acquisition bolsters the Company’s product offerings and adds several domestic Tier-1 relationships. The Verilink product suite includes products that provide access, multiplexing and transport of voice and data services that extend legacy networks as well as next generation converged access solutions that deliver voice, data and video to business customers.
     The Verilink Acquisition was recorded under the purchase method of accounting, and the estimated purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The total purchase price of $5,906,000 consisted of (i) 2,900,000 shares of the Company’s common stock issued upon consummation of the Verilink Acquisition and valued at approximately $2,784,000, using a fair value per share of $0.96; (ii) 8,766 shares of the Company’s Series C preferred stock issued upon consummation of the Verilink Acquisition and valued at approximately $2,784,000, which equaled the fair value of the common stock since the preferred shares were automatically convertible into 2,900,000 common shares upon the effectiveness of an amendment to the Company’s Articles of Incorporation to increase the number of the Company’s authorized shares of common stock to 120,000,000; and (iii) direct transaction costs of approximately $338,000. The fair value of the Company’s common stock issued was determined using the eleven-trading-day average price surrounding the date the assets were sold by the Verilink Sellers (June 15, 2006). A summary of the total purchase consideration is as follows (in thousands):

Value of common stock issued	$2,784
Value of Series C preferred stock issued	2,784
Direct transaction costs	338

Total purchase consideration	$5,906

     The Company acquired the Verilink business assets as a result of the acquisition of Holdings, which acquired the business assets directly from Verilink Sellers on June 15, 2006. In connection with the acquisition, Group appointed the Company as sole collection agent for the Verilink receivables that Group retained. In connection with this collection arrangement, the Company receives a collection fee equal to 50% of the initial $750,000 of Verilink receivables it collects and 25% of the remaining Verilink. As of March 31, 2007, the Company had earned approximately $629,000 in collection fees upon collection of Verilink receivables. Such collection fees have been recorded as part of the net assets acquired. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible assets based on their estimated fair values as of the date of acquisition. Based on management’s estimate of fair values, the estimated purchase price was allocated as follows (in thousands):

Purchase
Price
Allocation
Tangible assets:
Inventories	$3,953
Property & equipment, net	499
Other assets	294
Intangible assets	1,751
Liabilities assumed	(591)

Total estimated purchase price allocation	$5,906

2. MERGERS AND ACQUISITIONS, Continued
Acquisition of Assets of WSECI, Inc.
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
     Pursuant to the WSECI Asset Purchase Agreement, the Company may become obligated to issue to WSECI additional contingent consideration of up to $5.0 million based on the sales of certain WSECI products and services. The initial $500,000 of such contingent consideration was earned by WSECI based upon specific customer transactions the Company completed, and the remaining $4.5 million of the contingent consideration may be earned by WSECI based on the revenue generated from the WSECI assets during the 18-month period following the acquisition, which revenue must equal a minimum of $88.0 million during such period in order for all of such remaining contingent consideration to be earned. The contingent consideration is payable in cash or shares of the Company’s common stock at the election of the Company. Through the year ended December 31, 2006, under this provision, the Company issued an additional 139,136 shares of the Company’s common stock with a fair value of $199,000. In addition, during the three months ended March 31, 2007, under this provision, the Company issued an additional 62,950 shares of the Company’s common stock with a fair value of $71,000. The additional shares issued were recorded as an increase in other intangibles-current technology which is being amortized over the remaining estimated life of the original purchased technology.
     The adjusted allocation of the costs of the acquisition of WSECI (initial cost plus contingent payments) is as follows (in thousands):

WSECI
Property and equipment	$52
Accounts receivable	93
Other intangibles	1,578

Cost of acquisition	$1,723

     The following unaudited pro forma information presents the results of continuing operations of the Company as if the Verilink Acquisition and the iMarc Acquisition had taken place on January 1, 2006 (in thousands, except per share amounts). Certain adjustments have been made to reflect the impact of the purchase transaction. These pro forma results have been prepared for comparative purposes only and are not indicative of what would have occurred had the acquisition been made at the beginning of the respective periods, or of the results which may occur in the future (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Net sales	$12,485	$15,530
Net loss	$(5,019)	$(9,577)
Earnings (loss) per share, basic	$(0.11)	$(0.27)
Earnings (loss) per share, diluted	$(0.11)	$(0.27)

3. EQUITY INVESTMENT
     On October 1, 2002, the Company acquired a 51% interest in Shanghai BeTrue Infotech Co., Ltd. (“BeTrue”). The remaining 49% interest in BeTrue is owned by Shanghai Tangsheng Investments & Development Co. Ltd (“Shanghai Tangsheng”). The joint venture provides the Company with a distribution channel in the China and Asia-Pacific region for the Company’s application-based VoIP gateway solutions, billing systems, value-added applications and web filtering solutions. Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated. The Company evaluates its investments in partially owned entities in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (R), “Consolidation of Variable Interest Entities.” If the investment is a “Variable Interest Entity” or a “VIE” and the Company is the primary beneficiary, as defined by FIN 46 (R), the Company accounts for such interest as if it were a consolidated subsidiary. The Company has determined that BeTrue is not a VIE.
     The Company purchased the 51% interest in BeTrue for $100,000 from NeTrue Communications, Inc., Shanghai Tangsheng’s former joint venture partner. The Company also contributed to the joint venture certain next generation communication equipment and software valued at approximately $236,000 and cash in the amount of $100,000.
     Summarized financial information reported by this affiliate for the three months ended March 31, 2007 and 2006, respectively, are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Operating results:
Revenues	$8	$—

Operating loss	$(46)	$(67)

Net loss	$(46)	$(67)

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
     Assets and liabilities of discontinued operations (in thousands) are as follows:

	March 31,	March 31,
	2007	2006
Notes receivable	$2,166	$2,134

Liabilities of discontinued operations:
Accrued rent	$887	$792
Other current liabilities	616	650

Liabilities of discontinued operations	$1,503	$1,442

4. DISCONTINUED OPERATIONS, Continued
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
     Accrued rent relates primarily to several leases for buildings and equipment that are no longer being utilized in continuing operations. The accrual is for all remaining payments due on these leases, less estimated amounts to be paid by any sublessors. The accrual contains one lease with total payments remaining through January 31, 2010 of $1,150,000 and assumes that the building will be sub-leased for approximately 58% of the total lease liability over the remaining term of the lease.
     In the second quarter of 2006, the Company prepaid the remaining lease obligations through March 31, 2007 totaling $1,223,000 for the lease related to the former MCK headquarters lease in order to release a $1,551,000 letter of credit which was reducing the Company’s borrowing capacity by the same amount. Sublease payments continued on this facility through March 31, 2007.
     The activity in the liabilities of discontinued operations (in thousands) for the three months ended March 31, 2007 and 2006 was as follows:

	Three months ended March 31,
	2007	2006
Balance beginning of period	$1,442	$2,531
Lease payments, net of sublease receipts	95	(160)
Other payments	(26)	(38)
Legal and other costs of disposal	(8)	(11)

Balance end of period	$1,503	$2,322

5. INVENTORIES
     Inventories consist primarily of purchased electronic components, and are stated at the lower of cost or market. Cost is determined by using average cost. Inventories as of March 31, 2007 and December 31, 2006 are comprised of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$5,709	$5,157
Work in process	223	78
Finished goods	970	1,949

Total Inventories	$6,902	$7,184

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
     In connection with executing the CM Agreement, the Company and CM entered into a three-year Manufacturing Agreement which sets forth the terms and conditions under which CM shall manufacture the Assembled Products. As of March 31, 2007, CM had used $1,237,000 of electrical components in the manufacture of the Assembled Products, reduced the outstanding commitment to utilize $2.0 million of electrical components in the first two years of the agreements to approximately $763,000 which reduced the inventory currently assigned to CM to approximately $763,000. The remaining assigned inventory is reflected as inventory on the consolidated balance sheets as of March 31, 2007. The assigned inventory is not eligible for inclusion in the borrowing base under the Company’s credit agreement with Laurus.
     The inventory amounts above are net of inventory reserves of $1.6 million and $1.7 million at March 31, 2007 and December 31, 2006, respectively.

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
     Goodwill and other intangible assets consist of the following (in thousands):

	Amortization	March 31,	December 31,
	Period in months	2007	2006
Intangibles subject to amortization:
Current technology	36 months	$2,399	$2,328
Customer relationship	36-120 months	6,054	5,561

Weighted average months	55.2 months	8,453	7,889

Accumulated amortization:
Current technology		(1,828)	(1,685)
Customer relationship		(1,425)	(1,136)

Net intangibles subject to amortization		5,200	5,068
Goodwill		3,224	3,224

Total goodwill and other intangibles		$8,424	$8,292

7. LOAN FACILITIES
     The Company’s credit facility with Laurus consists of two tranches: (i) an $8.0 million tranche, the availability of which is subject to a borrowing base (“Tranche A”); and (ii) a $6.0 million tranche, of which $5.0 million is outstanding and the remainder of which will be available when the Company generates EBITDA (earnings before interest, income taxes, depreciation and amortization and non-cash stock compensation expense) in excess of $500,000 in any one fiscal quarter (“Tranche B”). Borrowing availability under Tranche B is not subject to a borrowing base. Borrowing ability under Tranche A is determined pursuant to a formula which is based on the value of the Company’s eligible accounts receivables and inventory. Borrowings under Tranche A accrue interest at a rate of prime rate plus 2%, provided that the interest rate shall not be less than 9% (10.25% at March 31, 2007). Borrowing ability under Tranche B is reduced from the $6.0 million amount by $187,500 per month beginning February 1, 2007, and borrowings under Tranche B accrue interest at a fixed rate of 15%. Borrowings under the credit facility shall be made first under Tranche B to the extent of availability thereunder and then under Tranche A to the extent of availability thereunder.
     As of March 31, 2007, the Company had outstanding borrowings under Tranche A and Tranche B of $2,354,000 and $5,000,000, respectively. The remaining borrowing availability under the credit facility at March 31, 2007 was $2.5 million under Tranche A and $0 under Tranche B.
     On December 29, 2006, in connection with the iMarc Acquisition, Laurus expanded the Company’s borrowing availability of Tranche B from $4.0 million to $5.0 million despite that the Company had not satisfied the EBITDA conditions. In connection with such increase, the Company issued a warrant to purchase 330,470 shares of common stock at an exercise price of $0.91 per share was issued on December 29, 2006. This amount represents half of the additional warrants that are available under the terms of the credit facility and are issuable upon the earlier of (i) the date which is 18 months after the date of the closing of the credit facility and (ii) the date upon which the borrowing availability under Tranche B equals $6.0 million (without regard to the monthly deductions thereto commencing on February 1, 2007). Additionally, a perpetual warrant to purchase 150,000 shares of common stock at an exercise price of $0.01 per share was issued in connection with this event.
     The Company’s obligations under the credit facility are secured by a first priority security interest in all of the Company’s assets and a pledge of all of the outstanding equity interests of Telemate.Net and Verso Verilink.

7. LOAN FACILITIES, Continued
     Loan issuance costs are recognized in accordance with FASB Accounting Principles Board Opinion 21, “Interest on Receivables and Payables,” and are recorded as a deferred charge and included in loan issuance costs on the Company’s balance sheet. The Company amortizes these costs over the original term of the notes. Amortization is calculated based on the interest method or straight line method based on an allocation of the costs over the relative fair values of the line of credit and term debt. During the three months ended March 31, 2007, the Company recorded interest expense from the amortization of the loan issuances costs of approximately $275,000. The unamortized loan issuance costs associated with the credit facility totaled approximately $2.4 million at March 31, 2007.
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
     The discount is being amortized to interest expense over the life of the senior unsecured convertible debentures. The unamortized discount totaled approximately $3.4 million at March 31, 2007. The senior unsecured convertible debentures bear interest at a rate of 6.75%, and are due February 2009 and are convertible into approximately 5,400,000 shares of the Company’s common stock at an initial conversion price of $2.50 per share, subject to anti-dilution adjustments and certain limitations. Interest is payable on a quarterly basis and principal became payable on a quarterly basis beginning in August 2006. The Series A warrants issued in connection with the private placement are exercisable for a period of five years commencing on February 4, 2005 and at an initial exercise price of $3.60 per share.
     The Series B warrants issued in connection with the private placement were exercisable for a period of 90 days, commencing on June 16, 2005, and had an exercise price of $3.90 per share. The Series B warrants expired in September 2005. The Company paid certain private placement fees and attorney’s fees totaling $993,000 and issued Series A warrants, on the same terms as disclosed above, exercisable for 302,400 shares of the Company’s stock with a value of $561,000, in connection with the private placement. The fees were recorded as loan issuance fees and are being amortized to interest expense over the term of the debentures. The unamortized fees totaled approximately $616,000 at March 31, 2007.
9. OTHER COMPREHENSIVE LOSS
     Comprehensive loss for the three months ended March 31, 2007 and 2006 is shown in the following table (in thousands):

	Three months ended March 31,
	2007	2006
Net loss	$(5,019)	$(4,940)
Other comprehensive loss:
Foreign currency translation	22	(23)

Comprehensive loss	$(4,997)	$(4,963)

10. SEGMENT INFORMATION
     The Company reports information for two segments, the Technologies Group and the Advanced Applications Services Group. Management evaluates the business segment performance based on contributions before unallocated items. Inter-segment sales and transfers are not significant.
Technologies Group:
The Technologies Group includes the Company’s softswitching, I-Master, and NetPerformer divisions and the Company’s subsidiaries, Telemate.Net and Verso Verilink. The Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Technologies Group offers software-based solutions (which include hardware) for companies seeking to build private, converged packet-based voice and data networks. In addition, the Technologies Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices. In 2006, the Technologies Group added the product suites from the Verilink Acquisition and the iMarc Acquisition. These products provide access, multiplexing and transport of voice and data services.
Advanced Applications Services Group:
The Company’s Advanced Applications Services Group, consists of the Company’s technical applications support group which was previously included as part of the Enterprise Solutions Group, and includes outsourced technical application services and application installation and training services to both customers of the Technologies Group and outside customers.
     Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2007 and 2006 is shown in the following table (in thousands):

		Advanced
	Technologies	Application
	Group	Services Group	Total
For the Three Months Ended March 31, 2007
Revenue	$10,368	$2,117	$12,485
(Loss) contribution before unallocated items	(783)	68	(715)

At March 31, 2007
Goodwill	1,771	1,453	3,224
Total assets	22,069	3,862	25,931

For the Three Months Ended March 31, 2006
Revenue	4,881	1,907	6,788
(Loss) contribution before unallocated items	(1,577)	200	(1,377)

At December 31, 2006
Goodwill	1,771	1,453	3,224
Total assets	23,168	3,864	27,032

10. SEGMENT INFORMATION, Continued
     The following table reconciles the contribution before unallocated items to the loss before discontinued operations for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Loss before unallocated items, per above	$(715)	$(1,377)
Corporate general and administrative expenses	(2,060)	(1,742)
Corporate research and development	(26)	(26)
Depreciation and amortization	(651)	(463)
Other	(1,567)	(1,332)

Loss from continuing operations	$(5,019)	$(4,940)

     The following table reconciles the segments’ total assets to the Company’s total assets (in thousands):

	March 31,	December 31,
	2007	2006
Total assets before unallocated items, per above	$25,931	$27,032
Corporate assets:
Cash and cash equivalents	1,764	1,134
Restricted cash	847	1,041
Current portion of notes receivable	2,166	324
Other current assets	349	394
Property and equipment, net	749	942
Loan issuance costs	3,051	3,427
Investment	699	745
Notes receivable, net of current portion	—	1,810

	$35,556	$36,849

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

	Canada	United States	Total
For the Three Months ended March 31, 2007
Revenue	$—	$12,485	$12,485
(Loss) contribution before unallocated Items	(1,143)	428	(715)

For the Three Months ended March 31, 2006
Revenue	—	6,788	6,788
Loss before unallocated Items	(1,294)	(83)	(1,377)

At March 31, 2007
Total Assets	316	35,240	35,556

At December 31, 2006
Total Assets	551	36,298	36,849

11. REORGANIZATION COSTS
     In the second quarter of 2005, the Company entered into a sublease agreement with an unrelated party to sublease excess office space at its facility in Atlanta, Georgia. The excess space was primarily due to reductions in the corporate staffing in prior years. As a result of these actions, the Company recorded an accrual of approximately $2,600,000 for all remaining payments due on this lease, less amounts to be paid by the sublessor, as well as write-offs for furniture and leasehold improvements. The Company expects to save approximately $1.6 million over the term of the sublease, which expires January 31, 2010. The balance of the accrued loss on sublease is approximately $1.1 million at March 31, 2007.
12. STOCK OPTIONS AND WARRANTS
     The Company has a stock incentive plan for employees, members of the board of directors, consultants, and other individual contributors to the Company which enables the Company to grant, as of March 31, 2007, up to 7,000,000 qualified and nonqualified incentive stock options as well as other stock-based awards. In addition, in connection with various financing and acquisition transactions, and for services provided to the Company, the Company has issued warrants to purchase the Company’s common stock. A summary of stock options and warrants outstanding at March 31, 2007 is as follows:
     OPTIONS AND WARRANTS ISSUED TO EMPLOYEES

Range of	Outstanding at	Weighted Average	Exercisable at	Weighted Average
Exercise Prices	March 31, 2007	Exercise Price	March 31, 2007	Exercise Price
$1.00-$1.45	2,807,848	$1.19	429,598	$1.40
$1.46-$2.50	602,154	2.24	548,904	2.24
$2.51-$5.30	106,578	3.25	79,578	3.17
$5.31-$7.50	114,292	6.58	76,792	6.74
$7.51-$90.00	802,334	13.87	802,334	13.87

Total	4,433,206	$3.82	1,937,206	$7.08

     Options and warrants issued to employees generally terminate ten years from the date of grant. Termination dates for the options and warrants listed above range from February 4, 2010 to November 20, 2016.
     A summary of the status of stock options and warrants granted to employees, directors and consultants as of March 31, 2007, and the changes during the three months ended March 31, 2007 is presented below:

	Number of
	Shares of	Weighted
	Underlying	Average
	Options	Exercise Prices

Outstanding at beginning of period	4,653,843	$4.27
Granted	100,000	1.24
Exercised	—	—
Forfeited	(10,000)	1.64
Expired	(310,637)	9.84

Outstanding at end of period	4,433,206	$3.82

Exercisable at end of period	1,937,206	$7.08

     The weighted average grant date fair value for options granted during the three months ended March 31, 2007 was $89,000.

12. STOCK OPTIONS AND WARRANTS, Continued
     A summary of warrants issued primarily in connection with financing transactions is as follows:

	Number of	Weighted Average
Exercise Price	Outstanding Warrants	Exercise Price	Expiration Date
$0.01-$1.25	5,294,347	$0.97	September 2011 and beyond
$1.56-$1.85	6,414,692	$1.60	August 2011
$2.49	2,462,400	$2.49	February 2010 - February 2015
$5.26	491,505	$5.26	February 2011

Total	14,662,944	$1.64

     The exercise price and number outstanding for certain warrants previously issued have been adjusted according to their anti-dilution provisions.
     A summary of the status of warrants issued primarily in connection with financing as of March 31, 2007, and the changes during the three months ended March 31, 2007 is presented below :

	Number of	Weighted
	Outstanding	Average
	Warrants	Exercise Prices
Outstanding at beginning of period	11,962,944	$1.81
Granted	2,700,000	1.25
Exercised	—	—
Expired	—	—

Outstanding at end of period	14,662,944	$1.64

Exercisable at end of period	14,662,944	$1.64

     The warrants to purchase 2.7 million shares of Company common stock issued in connection with the private placement in January and February 2007, are exercisable for a period of five years and at an exercise price of $1.25 per share.
     In December 2004, the FASB issued Statement of Financial Accounting Standards “SFAS” No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in 2006 includes: (i) compensation costs for all share-based payments granted prior to, but not fully vested as of January 1, 2006, based on the grant date fair value as calculated under the pro forma disclosure-only expense provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with provisions of SFAS No. 123(R). The adoption of SFAS No. 123(R) primarily resulted in compensation expense being recorded for stock options. The results for prior periods have not been restated.
     During the three months ended March 31, 2007 and 2006, the Company recorded compensation expense of $292,000 and $55,000, respectively, related to the expensing of the Company’s stock options.

12. STOCK OPTIONS AND WARRANTS, Continued
     The fair value of options granted in the three months ended March 31, 2007 and 2006, based on the Black-Scholes valuation model, used the following assumptions:

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	4.7%	4.8%
Expected life	4 years	4 years
Expected volatility	108.00%	106.00%
Expected dividend yield	0.0%	0.0%
     As of March 31, 2007, there was $2,205,000 of total unrecognized compensation cost related to unvested options. The cost is expected to be recognized over the weighted-average period of 2.62 years.
     The Company defines in-the-money stock options at March 31, 2007 as options that had exercise prices that were lower than the $0.95 market price of the common stock at that date. As of March 31, 2007, there were no stock options outstanding that were in-the-money.
     A summary of the status of nonvested stock options at March 31, 2007 and the changes during the three months ended March 31, 2007 is presented below:

Nonvested shares at January 1, 2007	2,422,753

Granted	100,000
Vested	(26,750)
Forfeited	—

Nonvested shares at March 31, 2007	2,496,003

     The Company’s stock incentive plan also provides for stock purchase authorizations, stock bonus awards and issuance of restricted stock. In January 2007, stock awards totaling 420,000 were granted under the stock incentive plan to the Company’s board of directors for their board services during 2007. The shares vest 25% on March 30, 2007, June 29, 2007, September 28, 2007 and December 31, 2007, respectively. Upon issuance the Company recorded deferred compensation of $547,000. For the three months ended March 31, 2007, the Company recorded stock-based compensation, related to these restricted shares, of $137,000. As of March 31, 2007, deferred compensation of $410,000 is recorded on the Company’s consolidated balance sheet.

13. NET LOSS PER SHARE
     Basic and diluted net loss per share are computed in accordance with SFAS No. 128, “Earnings Per Share,” using the weighted average number of common shares outstanding. The diluted net loss per share for the three months ended March 31, 2007 and 2006 does not include the effect of the common stock equivalents, calculated by the treasury stock method, as their impact would be anti-dilutive. Using the treasury stock method, common stock equivalents are as follows:

	March 31,
	2007	2006
Shares issuable under conversion of preferred stock	—	—
Shares issuable under stock options	658	12,290
Shares issuable pursuant to warrants to purchase common stock	1,003,147	4,830

	1,003,805	17,120

14. PRIVATE PLACEMENT
     On January 30, 2007, February 2, 2007, February 5, 2007 and February 9, 2007, the Company issued 2,000,000 shares, 2,000,000 shares, 250,000 shares, and 750,000 shares of its common stock, respectively, and warrants to purchase 1,080,000 shares, 1,080,000 shares, 135,000 shares, and 405,000 shares of its common stock, respectively, in private placement transactions for an aggregate purchase price of approximately $5,000,000, or $1.00 per share. The warrants issued in connection with the private placement are exercisable for a period of five years at an exercise price of $1.25 per share. The Company received proceeds from the private placement of approximately $4,356,000, net of expenses.
15. COMMON STOCK ISSUED IN CONNECTION WITH ACQUISITION OF BUSINESS ASSETS OF WSECI
     As described in Note 2 – Mergers and Acquisitions: WSECI, the Company issued during the quarter ended March 31, 2007 62,950 shares of its common stock, as contingent consideration pursuant to the WSECI Asset Purchase Agreement.
16. LITIGATION
     Except as described in Note 18 to the Company’s audited consolidated financial statements included in the Annual Report, the Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business, and the Company does not expect this ordinary litigation to have a material adverse effect on the Company. Except as otherwise provided in Part II, Item 1 “Legal Proceedings” of this Quarterly Report, there have been no material developments regarding the pending material legal proceedings described in Note 18 to the Company’s audited consolidated financial statements included in the Annual Report during the three months ended March 31, 2007.

17. INCOME TAXES
     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), with no impact on beginning retained earnings. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in financial statements. As of January 1, 2007, the Company had no unrecognized tax benefits.
     The Company believes it is possible that a portion of its net operating losses may not be utilizable due to the operation of Internal Revenue Code Section 382 (“Section 382”). The Company has not performed a comprehensive analysis to determine any limitation. Accordingly, upon completion of such an analysis, it may be necessary to record additional unrecognized tax benefits associated with the Company’s inability to fully utilize its net operating losses as a result of a Section 382 limitation.
     The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its income tax expense. Due to its net operating loss carryforward position, the Company recognized no interest and penalties at January 1, 2007 associated with its uncertain tax positions.
     Tax years 2003, 2004, 2005 and 2006 remain subject to examination by Federal and State taxing authorities. The Company’s primary state tax jurisdictions are Alabama, California, Colorado, Georgia, Minnesota, Pennsylvania, Utah and its international jurisdictions are the United Kingdom and Canada. Open tax years for all jurisdictions are for the tax years 2003 to 2006 with the exception of the United Kingdom, for which the open tax years are 2004 to 2006.
     The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the twelve month period ended December 31, 2007.
18. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS No. 157 will have on its consolidated financial statements.
19. SUBSEQUENT EVENT
     On April 17, 2007, the Company acquired sentitO Networks, Inc., a provider of media and signaling gateway equipment to the telecommunications market (“sentitO”), by means of merger of SN Acquisition Corporation, a wholly-owned subsidiary of the Company (“Merger Sub”), into sentitO (the “Merger”), pursuant to that certain Agreement and Plan of Merger, dated as of April 4, 2007, among the Company, sentitO, Merger Sub and Brett Hauser as the Stockholders’ Agent (the “Merger Agreement”). As consideration for the Merger, the Company issued to the stockholders of sentitO (i) an aggregate of 7,631,465 restricted shares of the Company’s common stock, of which 984,721 shares are being held in escrow to satisfy indemnification claims which the Company may make pursuant to the Merger Agreement and 1,230,902 shares are being held in escrow and will be released upon the completion of certain in-progress sentitO customer activity; and (ii) five-year warrants to purchase an aggregate of 841,121 shares of Company common stock with an exercise price of $1.25 per share. Furthermore, the Company may become obligated to issue to the former stockholders of sentitO a number of shares of common stock with an aggregate value of $3.0 million, to be valued at the time of such issuance, if the Company recognizes revenue of $12.0 million during the twelve-month period following the closing of the Merger attributable to the sentitO business or customers.

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
     Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:
-	the volatility of the price of the Company’s common stock;

-	the delisting of the Company’s common stock from the Nasdaq Capital Market if the bid price falls and remains below $1.00 per share for a specified period;

-	the Company’s obligation to pay liquidated damages to certain investors under certain circumstances;

-	the Company may be unable to fund future growth;

-	the risks associated with acquisitions;

-	the Company’s ability to be profitable;

-	the Company’s ability to attract and retain qualified personnel;

-	general economic conditions of the telecommunications market;

-	the Company’s research and development expenditures;

-	market demand for, and market acceptance of, the Company’s products;

-	legal claims against the Company, including, but not limited to, claims of patent infringement;

-	the Company’s ability to protect the Company’s intellectual property;

-	defects in the Company’s products;

-	the Company’s obligations to indemnify certain customers;

-	the Company’s exposure to risks inherent in international operations and emerging markets;

-	the Company’s dependence on contract manufacturers and suppliers;

-	general economic and business conditions; and

-	other risks and uncertainties disclosed in the Annual Report and in the Company’s other filings with the SEC.
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
Overview
     The Company is a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. The Company’s continuing operations include two separate business segments: (i) the Technologies Group, which includes the Company’s softswitching and NetPerformer divisions (the two businesses acquired from Clarent Corporation in February 2003), the Company’s I-Master division (acquired from WSECI in March 2005), and the Company’s subsidiaries, Telemate.Net and Verso Verilink (acquired from Group in June 2006); and (ii) the Advanced Applications Services Group, which includes the Company’s technical applications support group. The Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Technologies Group offers hardware-based solutions (which include software) for companies seeking to build private, packet-based voice and data networks, and software-based solutions for Internet access and usage management that include call accounting and usage reporting for IP network devices, and the product suite acquired in the Verilink Acquisition that provides access, multiplexing and transport of voice and data services that extend legacy networks as well as next generation converged access solutions. The Advanced Applications Services

Group includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Technologies Group.
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
     On June 16, 2006, the Company acquired all of the outstanding equity interests of Verso Verilink from Group pursuant to the Purchase Agreement. At the time of the Verilink Acquisition, Holdings’ assets consisted of substantially all of the business assets of the Verilink Sellers, other than the accounts receivable and certain fixed assets of the Verilink Sellers which were transferred to Group prior to the Verilink Acquisition. Holdings’ assets were used by the Verilink Sellers in their business of developing, manufacturing, marketing and selling broadband access solutions for computer networks. The Verilink Acquisition has provided substantial revenues to the Company which have improved its operating performance during the second half of 2006.
     On December 29, 2006, pursuant to the iMarc Acquisition, the Company purchased certain assets of Paradyne related to the iMarc Business. The iMarc product line is a family of ATM, IP service units, and branch monitors that provides intelligent demarcation between carrier and enterprise networks, allowing for easier management. The iMarc product line is complementary to the Verilink product line and is being integrated into the Verilink business.
     On April 17, 2007, the Company acquired SentitO. The acquisition expands the Company’s product portfolio and further supports its strategy of providing fully integrated next generation communications solutions to the carrier market. In addition, the transaction is expected to enable the Company to take advantage of an active Russian and Eastern European distribution partnership. The financial company’s financial position and results of operations as of March 31, 2007 and for the three months then ended do not include the impact of the acquisition of sentitO.
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
Results of Operations
Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006
     For the three months ended March 31, 2007, the Company’s net loss totaled $5,019,000, or $0.11 per share, compared with a net loss of $4,940,000, or $0.17 per share, for the same period in 2006.
Continuing Operations
     For the three months ended March 31, 2007, the Company’s net loss from continuing operations totaled $5,019,000, or $0.11 per share, compared with a net loss of $4,940,000 or $0.17 per share, for the same period in 2006.
     Total revenue was $12,485,000 in the three months ended March 31, 2007, reflecting an 84% increase from the same period in 2006. Products revenue increased from $3,597,000 in the three months ended March 31, 2006 to $8,277,000 in the three months ended March 31, 2007. The increase in product revenue in the Technologies Group is primarily attributable to the Verilink product suite and the iMarc product line acquired in June 2006 and December 2006, respectively. Services revenue was $4,208,000 for the three months ended March 31, 2007, reflecting a 32% increase from the same period in 2006, primarily due to the increase in revenue from the Verilink professional services group, net of declines primarily in the other divisions of the Technologies Group product services.
     Gross profit percentage was 36% of revenue in the three months ended March 31, 2007, compared to 42% of revenue for the same period in 2006. The decline in the gross margin percentage is due to several factors: first, the impact of the lower gross margins on the Verilink business, which was acquired in June of 2006. Gross margin in the Verilink business is lower than the Company’s historical gross margin due to the significance of Verilink’s professional services business in its overall revenue mix. The second cause for the decline was the mix of Company’s other product sales in the first quarter of 2007. The Company had an unusually high proportion of hardware sales rather than higher margin software application sales. While initial sales of the Company’s application solutions involve more hardware upfront, they are usually followed by higher margin sales of upgrades and software licensing.
     Total operating expenses incurred for the three months ended March 31, 2007, were $7,990,000, an increase of $1,541,000 compared with the same period in 2006. Verilink and iMarc operating expenses added approximately $1,519,000 to total operating expenses. The increase is primarily attributable to the following items: increase in general and administrative expenses of $439,000, sales and marketing expenses of $613,000, research and development expenses of $301,000, and depreciation and amortization of $188,000.
     General and administrative expenses for the three months ended March 31, 2007, were $2,872,000, an increase of $439,000 compared to the same period in 2006. The increase is attributable to Verilink’s general and administrative expenses of $320,000 and stock compensation expense.
     Sales and marketing expenses for the three months ended March 31, 2007 were $2,387,000, an increase of $613,000 compared to the same period in 2006. The increase is primarily due to the addition of Verilink expenses of $723,000 partially offset by the reduction of other sales and marketing program expenses.
     Research and development expenses for the three months ended March 31, 2007 were $2,080,000, an increase of $301,000 compared to the same period in 2006. The increase in expense is attributed to Verilink expenses of $439,000 partially offset by a reduction of Softswitch personnel and related costs of $140,000.
     The increase in depreciation and amortization expense is related to additional amortization associated with the acquired intangibles of the Verilink and iMark businesses partially offset by the effect of fully depreciated assets and lower capital additions.
     As a percent of revenue, operating expenses were 64% during the three months ended March 31, 2007 as compared with 95% for the same period in 2006.
     Additional other expense of $5,000 was recorded during the three months ended March 31, 2007 compared with a net other income of $1,000 for the same period in 2006.
     Equity in loss of investment was $46,000 during the three months ended March 31, 2007, compared with a loss of $66,000 for the same period in 2006. This amount represents the Company’s portion of BeTrue’s losses or income.

     Net interest expense was $1,516,000 during the three months ended March 31, 2007, an increase of $249,000 compared with the same period in 2006. Included in net interest expenses was amortization of loan issuance costs and discount on convertible debentures which were $1,033,000 for the three months ended March 31, 2007 as compared to $903,000 for the three months ended March 31, 2006. The increase in the interest expenses was primarily attributable to interest and amortization of the loan issuance costs associated with the credit facility.
Business Unit Performance

	Packet-based		Advanced
	Technologies		Applications
(Dollars in thousands)	Group		Services Group		Consolidated
For the Three Months Ended March 31,	2007	2006	2007	2006	2007	2006
Revenue	$10,368	$4,881	$2,117	$1,907	$12,485	$6,788

Gross profit	4,220	2,439	318	402	4,538	2,841
Gross margin	41%	50%	15%	21%	36%	42%
General and administrative	681	565	131	126	812	691
Sales and marketing	2,268	1,698	119	76	2,387	1,774
Research and development	2,054	1,753	—	—	2,054	1,753

(Loss) contribution before unallocated items	$(783)	$(1,577)	$68	$200	(715)	(1,377)

Unallocated items:
Corporate general and administrative					2,060	1,742
Corporate research and development					26	26
Depreciation and amortization					651	463
Operating loss					(3,452)	(3,608)
Other					(1,567)	(1,332)

Loss before income taxes					$(5,019)	$(4,940)

Technologies Group
     Total revenue from the Technologies Group was $10,368,000 in the three months ended March 31, 2007, a 112% increase from the same period in 2006. The increase was attributable to the $6,079,000 of revenue related to the Verilink and iMarc product suites acquired on June 16, 2006 and December 29, 2006, respectively, and Softswitch products, net of decline in revenue for the NetPerformer, I-Master and Telemate.Net products.
     Gross profit increased by $1,781,000 in the three months ended March 31, 2007, and was 41% of revenue, compared with 50% in the same period in 2006. The increase in gross profit dollars is attributable to the increase in revenue. The decline in the gross margin percentage is due to several factors: first, the impact of the lower gross margins on Verilink business, which was acquired in June of 2006. Gross margin in the Verilink business is lower than the Company’s historical gross margin due to the significance of Verilink’s professional services business in its overall revenue mix. The second cause for the decline was the mix of Company’s other product sales in the first quarter of 2007. The Company had an unusually high proportion of hardware sales rather than higher margin software application sales. While initial sales of the Company’s application solutions involve more hardware upfront, they are usually followed by higher margin sales of upgrades and software licensing.
     Allocated operating expenses incurred in the Technologies Group for the three months ended March 31, 2007, were $5,003,000, an increase of $987,000 compared to the same period in 2006. The increase in general and administrative expenses resulted primarily from the increase of $320,000 for Verilink and iMarc, net of decreases in Softswitch expense. The increase in sales and marketing expenses of $570,000 to $2,268,000 is primarily attributable to $761,000 increase for Verilink, partially offset by a reduction in marketing personnel and programs and a reduction in other sales expenses. The increase in research and development expenses resulted from Verilink expenses of $439,000 offset by reductions in the Softswitch business. As a percent of revenue, operating expenses for the Technologies Group were 48% during the three months ended March 31, 2007, a decrease from 82% during the same period in 2006.

Advanced Applications Services Group
     Total revenue for the Advanced Applications Services Group was $2,117,000 in the three months ended March 31, 2001, an 11% increase from the same period in 2006. The increase in revenue is related to an increase in outsourced services for a significant hospitality related customer.
     Gross profit decreased by $84,000 in the three months ended March 31, 2007, and was 15% of revenue, compared with 21% of revenue in the same period in 2006. The decrease in gross profit dollars and gross margin percentage was attributable primarily to a shift in revenue from one of the Advanced Applications Services Group’s established customers due to that customer’s conversion to a new software platform, to an expanded set of services for other newly acquired customers which has required additional cost while the services are established.
     Allocated operating expenses incurred in Advanced Applications Services Group for the three months ended March 31, 2007, were $250,000 an increase of $48,000 compared to the same period in 2006.
Discontinued Operations
     No discontinued operations were recorded in the three months ended March 31, 2007 since the Company disposed of substantially all of the operating assets of its NACT and MCK businesses in January 2005.
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
     As a consequence of the Verilink Acquisition, the Company now has certain distributors who have the right to return product for stock rotation purposes. Every quarter, stock rotation rights are limited to a percentage of invoiced sales to the distributor in the prior quarter. The percentage of sales used to determine the stock rotation right is based upon the terms of the executed distributor agreements with the Company. The Company reduces revenue and maintains a reserve for an estimate of potential stock rotation returns related to the current period product revenue. Management analyzes historical returns, channel inventory levels, current economic trends and changes in customer demand for the Company’s products when evaluating the adequacy of the reserve for stock rotation returns.
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
Liabilities of Discontinued Operations
     In January 2005, the Company disposed of substantially all of the operating assets of its NACT and MCK businesses. As a result of these sales, certain liabilities of MCK are now classified as discontinued operations and netted against these liabilities are sublease payments to be received by the Company for one lease obligation through March 31, 2007.
     During 2001, the Company initiated certain restructuring plans and discontinued operations of its legacy value-added reseller business. In conjunction with these restructuring plans, the Company established a restructuring reserve account for the estimated costs related to the plans. These costs primarily related to facilities closings, severance costs and other businesses exiting costs. For the facilities closings cost, a reserve was established for all remaining lease payments due on buildings and equipment that were no longer being utilized in continuing operations, less assumptions for sub-leases. The accrual for one of the leases with total payments remaining through January 31, 2010 of $1,154,000 is offset by sublease receipts to the company totaling $448,000 through the end of the lease term and assumes an amount of $223,000 for the extension of one of the subleases through the end of the lease term.

     As of March 31, 2007, the Company had a remaining balance of approximately $1,503,000 in liabilities of discontinued operations. The Company currently believes that this remaining estimated balance is sufficient to cover future obligations associated with the restructurings; however, changes in these estimates could occur based on changes in the financial condition of the subleases.
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
     At March 31, 2007, the Company had a positive working capital position (excess of current assets over current liabilities) of $1,641,000 compared to a negative working capital position of $768,000 at December 31, 2006. The Company’s cash and restricted cash totaled $2,611,000 at March 31, 2007 and $2,175,000 at December 31, 2006. Total long-term debt, net of discount, was $10,737,000 at March 31, 2007 and $11,500,000 at December 31, 2006.
     On September 20, 2006, the Company entered into the Security Agreement with its primary lender which provides for a three-year, $14.0 million revolving credit facility. The new credit facility replaces the Company’s prior $10.0 million credit facility.

     The credit facility consists of two tranches: (i) Tranche A, an $8.0 million tranche, the availability of which is subject to a borrowing base; and (ii) Tranche B a $6.0 million tranche, of which $5.0 million is outstanding and the remainder of which will be available when the Company generates EBITDA (earnings before interest, income taxes, depreciation and amortization and non-cash stock compensation expense) in excess of $500,000 in any one fiscal quarter. Borrowing availability under Tranche B is not subject to a borrowing base. Borrowing ability under Tranche A is determined pursuant to a formula which is based on the value of the Company’s eligible accounts receivables and inventory and borrowings under Tranche A accrue interest at a rate of prime rate plus 2%, provided that the interest rate shall not be less than 9% (10.25% at March 31, 2007). Borrowing ability under Tranche B is reduced from the $6.0 million amount by $187,500 per month beginning February 1, 2007, and borrowings under Tranche B accrue interest at a fixed rate of 15%. Borrowings under the credit facility shall be made first under Tranche B to the extent of availability thereunder and then under Tranche A to the extent of availability thereunder.
     As of March 31, 2007, the Company had outstanding borrowings under Tranche A and Tranche B of $2,354,000 and $5,000,000, respectively. The remaining borrowing availability under the credit facility at March 31, 2007 was $2.5 million under Tranche A and $0 under Tranche B.
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
     On February 12, 2003, the Company acquired substantially all the business assets and assumed certain related liabilities of Clarent Corporation for $9,800,000 in notes. At March 31, 2007, a $3,000,000 secured note due February 12, 2008, which bears interest at 5% per annum, remains outstanding. The assets the Company purchased from Clarent Corporation secure the note.
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
     On July 18, 2006, the Company entered into the CM Agreement with CM, the Company’s contract manufacturer of its Verilink product line. Pursuant to the CM Agreement, CM has purchased certain electrical components valued at $2.0 million from the Company for use in the manufacture of finished goods to be purchased by the Company. In addition, the Company has agreed to assign to CM an additional amount of unused electrical components valued at $2.0 million for which title will remain with the Company. The Company has an obligation under the CM Agreement to purchase during the first two years, products assembled by CM using electrical components valued at $2.0 million. Furthermore, the Company has agreed to submit purchase orders to CM in a minimum amount of $2.0 million per quarter for the next three years or until the obligation to purchase the Assembled Products has been satisfied.

     In connection with executing the CM Agreement, the Company and CM entered into a three-year Manufacturing Agreement which sets forth the terms and conditions under which CM shall manufacture the Assembled Products. As of March 31, 2007 CM had used $1,237,000 of electrical components in the manufacture of the Assembled Products, reduced the outstanding commitment to utilize $2.0 million of electrical components in the first two years of the agreements to approximately $763,000 which reduced the inventory currently assigned to CM to approximately $763,000. The remaining assigned inventory is reflected as inventory on the balance sheet as of March 31, 2007. The assigned inventory is not eligible for inclusion in the borrowing base under the Company’s credit facility.
     In January and February 2007, the Company issued 5,000,000 shares of common stock and warrants to purchase 2,700,000 shares of its common stock in private placement transactions for an aggregate purchase price of $5,000,000, or $1.00 per share. The warrants issued in connection with the private placement are exercisable for a period of five years and at an exercise price of $1.25 per share. The Company received proceeds from the private placement of approximately $4.4 million, net of expenses.
Cash Flow
     Cash used in the Company’s continuing operations in the three months ended March 31, 2007 totaled $2,127,000 compared with $3,876,000 in the same period in 2006. The cash used in continuing operations during the three months ended March 31, 2007 resulted primarily from cash used by continuing operations of $2,391,000 (net loss from continuing operations of $5,019,000 reduced by net non-cash charges totaling $2,628,000, including depreciation and amortization of $794,000, amortization of loan fees and discount on convertible subordinated debentures of $1,033.000, provision for doubtful accounts of $38,000, interest expense of $208,000, equity in loss of investment of $46,000, and stock based compensation of $489,000) partially offset by the net decrease in current operating assets and liabilities of $264,000. This compares to cash used by continuing operations of $3,169,000 (net loss from continuing operations of $4,940,000, reduced by net non-cash charges totaling $1,771,000 including depreciation and amortization of $658,000, amortization of loan fees and discount on convertible subordinated debentures of $903,000, provision for doubtful accounts of $80,000, equity in loss of investment of $66,000 and stock based compensation of $55,000) further reduced by the net increase in current operating assets and liabilities of $707,000, for the three months ended March 31, 2006.
     Cash provided by (used in) the Company’s discontinued operations in the three months ended March 31, 2007 totaled $29,000 compared to $259,000 in the same period in 2006.
     Cash used by investing activities for continuing operations in the three months ended March 31, 2007 of $1,109,000 compares to cash used in investing activities for continuing operations in the three months ended March 31, 2006 of $138,000. In the three months ended March 31, 2007, the Company used $1,250,000 in cash related to the iMarc Acquisition. During the three months ended March 31, 2007 restricted cash decreased by $194,000 compared to an increase of $15,000 in the same period in 2006. The Company spent $53,000 and $123,000 on capital expenditures in the three months ended March 31, 2007 and 2006, respectively.
     No cash was provided by investing activities for discontinued operations in the three months ended March 31, 2007, compared to $240,000 in the same period of 2006. For the three months ended March 31, 2006, the Company received proceeds of $240,000 on the note issued to it in the sale of the MCK business.
     Cash provided by financing activities totaled $3,836,000 in the three months ended March 31, 2007 compared to $4,950,000 in the same period of 2006. For the three months ended March 31, 2007, the Company received proceeds from a private placement of $4,356,000 (net of associated fees) offset by repayments on the line of credit of $529,000. For the three months ended March 31, 2006, the Company received proceeds from a private placement of $6,888,000 (net of associated fees) which was offset by a payment of $675,000 on the $4.5 million convertible subordinated debentures and a repayment of $1,269,000 on the line of credit.
Contractual Obligations and Commercial Commitments

     The following summarizes the Company’s future contractual obligations at March 31, 2007 (in thousands) and excludes interest expense and sublease rentals and assumes that leases are not renewed.

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Line of credit	$7,354	$3,979	$3,375	$—	$—
Additional payments for the acquisition of Encore Group	25	25	—	—	—
Notes payable for the purchase of Clarent	3,000	3,000	—	—	—
Convertible subordinated debentures	7,835	3,375	4,460	—	—
Operating leases:
Continuing operations	6,093	2,299	3,739	55	—
Discontinued operations	1,063	380	683	—
Contractual payment for acquisition of iMarc	250	250

Total contractual cash obligations	$25,620	$13,308	$12,257	$55	$—

     The Company remains a guarantor on a lease through December 2009 used in the operations of the NACT business, which the Company sold in January 2005. The total commitment related to this lease is approximately $1,707,000.
Sources of Cash
     The Company has a history of incurring operating losses, and as a result, the Company has not yet been able to generate positive cash flows from operations. For the remainder of 2007, the Company expects that its primary sources of cash will be from cash on hand, borrowings under the Company’s credit facility as well as other sources. The Company is currently working on several initiatives to continue to reduce the cash used in continuing operations and to ensure that it has sufficient liquidity to cover its needs for the next twelve months.
     During January and February 2007, the Company issued through private placement transactions an aggregate of 5.0 million shares of common stock and warrants to acquire 2.7 million shares of Company common stock for an aggregate purchase price of $5.0 million. The warrants are exercisable over a 5-year period commencing with their issuance at a per share exercise price equal to $1.25. The Company received approximately $4.4 million, net of expenses.
     As previously mentioned, on September 20, 2006, the Company entered into a new credit facility which provides for a three-year, $14.0 million revolving credit facility. The new credit facility replaced the Company’s prior $10.0 million credit facility and thus increased the Company’s availability of working capital. As of March 31, 2007, the Company had outstanding borrowings under Tranche A and Tranche B of $2,354,000 and $5,000,000, respectively. The remaining borrowing availability under the credit facility at March 31, 2007 was $2.5 million under Tranche A and none under Tranche B.
     Availability for borrowings under Tranche A of the Company’s credit facility is subject to limitations as determined pursuant to a formula which is based on the value of the Company’s eligible accounts receivables and inventory. If the Company does not have sufficient eligible accounts receivable and inventories to support the level of borrowings it may need, then the Company may be unable to draw on the credit facility to the extent necessary. To the extent the Company does not have borrowing availability under the credit facility, the Company may be required to obtain additional sources of capital, sell assets, obtain an amendment to the Security Agreement or otherwise restructure its outstanding indebtedness.

     Additional borrowings other than pursuant to the credit facility must be approved by the Company’s primary lender and may have to be approved by the holders of the secured note issued by the Company in connection with the acquisition of substantially all of the operating assets of Clarent Corporation, which note is due in 2008, and the holders of the convertible subordinated debentures. If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the Security Agreement or otherwise restructure its outstanding indebtedness, then the Company may not be able to meet its obligations.
     The Company has taken, and continues to take, steps that the Company believes will not only increase revenues and gross margins but also will make the Company more efficient and reduce operational expenses. The acquisition of Verilink, completed in June 2006, has contributed significantly to increased revenues, gross margin and reduced operating losses. In December 2006, the Company acquired the iMarc product line which is being integrated into the Verilink operations and also is expected to contribute to reductions in operating losses. These acquisitions have provided the Company with two new U.S. based Tier 1 carrier customers. In addition, the Company’s sources of revenues have transitioned from a majority of revenues being from international sources to a mix which is approximately equal between U.S. and international sources. This transition has substantially improved the Company’s cash flow through a reduction in days sales outstanding in receivables. Revenue growth is viewed as the key driver to continue the improvement in the reduction of the operating losses and cash used from operations. During 2006, the Company introduced new products including product bundles comprised of two or more of the Company’s proprietary technology products; and shifted resources to focus on fewer but larger and more strategic OEM and distributor relationships. The reorganization of the Company’s sales and distribution network is expected to contribute to the Company’s future revenue growth as well as business acquisitions and strategic partnerships. Although gross margins are dependent on many different factors, including revenue volume, product mix and discounting, the Company believes that in general, gross margins should improve with revenue increases by leveraging departmental and other non-variable costs. In addition, the Company anticipates improved margins from higher value solution sales such as the product bundles.
     The Company’s business strategy calls for growth internally as well as through acquisitions. In connection with the recently acquired sentitO business, the Company expects to incur certain incremental costs and expenses associated with the integration process. In addition, management is currently analyzing the sentitO business plan and its impact on the Company’s current financial plan including the resulting impacts on cash flow for the next twelve months.
     The Company’s short-term cash needs are for working capital, including cash operating losses, the remaining payment of $250,000 for the iMarc Acquisition, integration costs associated with the sentitO acquisition, capital expenditures, payments on the convertible subordinated debentures of approximately $4.0 million in the next twelve months, to the extent that the Company does not elect to make these payments in stock, interest payments on debt outstanding, payments of the accrued loss on sublease and payments related to discontinued operations as well as payments related to prospective businesses we may acquire, if any. In addition the Company has scheduled payments of approximately $1.6 million on the Tranche B of the credit facility and $3.0 million on the note payable for the purchase of substantially all the operating assets of Clarent Corporation to be made in the next twelve months. The Company expects to pay out approximately $2.1 million related to lease payments, net of sublease rental, in the next twelve months.
     The Company’s long-term cash needs are related to the costs of growing its current business as well as prospective businesses we may acquire, if any, including capital expenditures and working capital. Management also believes that maintaining sufficient research and development investments in product technologies is critical to the future success of the Company's business plan. In addition, the Company will make required payments on its senior unsecured convertible debentures, to the extent that the Company does not elect to make these payments in stock, payments on Tranche B of its credit facility, the accrued loss on sublease, and liabilities of discontinued operations.
     The Company expects to meet these short-term and long-term cash needs through cash from operations, if any, cash on hand, borrowings under the credit facility or other debt facilities, if available, as well as through possible issuances of equity or debt securities. If sufficient borrowing capacity under a working capital line of credit is unavailable (or if the Company is unable to restructure its existing credit facility in the event that the Company requires additional borrowing capacity), or if the Company is otherwise unable to obtain additional capital or sell assets, then the Company may not be able to meet its obligations and growth plans.

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
Interest Rate Risks
     The Company’s notes payable and convertible subordinated debentures at March 31, 2007, carry interest rates which are fixed. Tranche A of the Company’s line of credit with Laurus carries interest rates which vary with the prime rate. Accordingly, if the Company has any indebtedness outstanding under Tranche A, then any increases in the prime rate will reduce the Company’s earnings. A 1% increase in the prime rate on the $2.4 million outstanding under the Company’s line of credit at March 31, 2007 would result in an annual interest expense increase of approximately $240,000.
Foreign Currency Risks
     Products sold outside of the United States of America are transacted in U.S. dollars and, therefore, the Company is not exposed to foreign currency exchange risk on these transactions. Transactions with Verso Canada and Verso Technologies (UK) Limited, an indirect, wholly-owned subsidiary of the Company, present foreign currency exchange risk. The principal transactions are personnel and related costs. The intercompany balance is denominated in U.S. dollars and changes in foreign currency rates would result in foreign currency gains and losses. Using the intercompany balance at March 31, 2007, a 10% strengthening of the U.S. dollar against the Canadian dollar and the British pound would result in a foreign currency transaction loss of approximately $49,000. To date, foreign exchange gains and losses have not been significant.
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
     During the quarter ended March 31, 2007, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Except as described in Note 16 to the Company’s consolidated financial statements included in the Annual Report and as provided below, the Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business, and the Company does not expect this ordinary litigation to have a material adverse effect on the Company. There has been no material developments regarding the pending material legal proceedings described in Note 16 to the Company’s consolidated financial statements included in the Annual Report during the three months ended March 31, 2007 except as noted below:
     In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of MCK’s common stock between the date of MCK’s initial public offering and December 6, 2000. The complaint named as defendants MCK and certain of its former officers and other parties as underwriters of its initial public offering (the “MCK defendants”). The plaintiffs allege, among other things, that MCK’s prospectus, contained in the Registration Statement on Form S-1 filed with the SEC, was materially false and misleading because it failed to disclose that the investment banks which underwrote MCK’s initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of MCK’s common stock after the initial public offering. This case is one of many with substantially similar allegations known as the “Laddering Cases” filed before the Southern District of New York against a variety of unrelated issuers (the “Issuers”), directors and officers (the “Laddering Directors and Officers”) and underwriters (the “Underwriters”), and have been consolidated for pre-trial purposes before one judge to assist with administration. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. After a hearing on the motion to dismiss the Court, on February 19, 2003, denied dismissal of the claims against MCK as well as other Issuers. Although MCK believes that the claims asserted are meritless, MCK and other Issuers have negotiated a tentative settlement with the plaintiffs. The terms of the tentative settlement agreement provide, among other things, that (i) the insurers of the Issuers will deliver a surety undertaking in the amount of $1 billion payable to the plaintiffs to settle the actions against all Issuers and the Laddering Directors and Officers; (ii) each Issuer will assign to a litigation trust, for the benefit of the plaintiffs, any claims it may have against its Underwriters in the initial public offering for excess compensation in the form of fees or commissions paid to such Underwriters by their customers for allocation of initial public offering shares; (iii) the plaintiffs will release all claims against the Issuers and the Laddering Directors and Officers asserted or which could have been asserted in the actions arising out of the factual allegations of the amended complaints; and (iv) appropriate releases and bar orders and, if necessary, judgment reductions, will be entered to preclude the Underwriters and any non-settling defendants from recovering any amounts from the settling Issuers or the Laddering Directors and Officers by way of contribution or indemnification. Prior to the Company’s acquisition of MCK, MCK’s board of directors voted to approve the tentative settlement. On February 15, 2005, the judge presiding over the Laddering Cases granted preliminary approval of the proposed settlement, subject to some changes, which were subsequently submitted. The judge issued an order on August 31, 2005, further approving modifications to the settlement and certifying the class. Notice of the settlement has been distributed to the settlement class members. The deadline for filing objections to the settlement is March 24, 2006, and a fairness hearing was held April 26, 2006. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a ruling reversing class certification for purposes of the litigation. The plaintiffs petitioned for rehearing and rehearing en banc, and the Second Circuit Court denied the request on April 9, 2007. The plaintiffs are considering ways to define a new class in the case. The Court has not yet ruled on the settlement approval motion, including the effect on the settlement class of the Second Circuit’s decision regarding the litigation class. No provision was recorded for this matter in the financial statements of MCK prepared prior to its acquisition by the Company because MCK believed that its portion of the proposed settlement would be paid by its insurance carrier. The Company agrees with MCK’s treatment of this matter.

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
     The risk factors included in Part I, “Item 1.A. Risk Factors” in the Annual Report have not materially changed other than as set forth below.
     The Company may be required to pay liquidated damages to certain of the Company’s investors under certain circumstances.
     Pursuant to the registration rights agreements the Company has entered into with the investors who purchased the Company’s securities in a private placement transaction conducted by the Company in January and February 2007, the Company has agreed to pay to such investors certain liquidated damages in the event the Company does not meet certain of its obligations under such registration rights agreements, including, among other things, if (i) the registration statement filed pursuant to such registration rights agreements is not declared effective by the SEC on or before June 15, 2007 (or July 16, 2007, in the event of a “full review” of the registration statement by the SEC), (ii) the Company does not file a pre-effective amendment or otherwise respond to comments made by the SEC with respect to such registration statement within twenty (20) days after receipt of such comments or (iii) after the date such registration statement is declared effective by the SEC, such registration statement ceases to remain continuously effective or the investors are not permitted to use the prospectus of which such registration statement is a part as required by the registration rights agreements for more than fifteen (15) consecutive calendar days or more than an aggregate of twenty (20) calendar days during any twelve (12)–month period. If any of the foregoing events occurs, then on the date of such event and each monthly anniversary of such date until the Company is able to cure such event, the Company will be required to pay to the investors a cash payment equal to 1.5% of the aggregate purchase price paid by such investors for the securities purchased by them in the private placement; however, the maximum aggregate liquidated damages the Company may be obligated to pay may not exceed $1,200,000. If the Company is unable to satisfy its obligations under such registration rights agreements and the Company is obligated to pay liquidated damages, it may have a materially adverse effect on the Company’s cash flow and results of operations.

Item 6. Exhibits
     The exhibits required to be furnished with this Quarterly Report are listed on the exhibit index attached hereto.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSO TECHNOLOGIES, INC.

Date: May 15, 2007	By:	/s/ Martin D. Kidder Chief Financial Officer (duly authorized signatory and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing

2.1	Amendment No. 1 to Asset Purchase Agreement, dated as of January 25, 2007, among the Registrant, Paradyne Networks, Inc. and Zhone Technologies, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2007.

2.2	Amendment No. 2 to Asset Purchase Agreement, dated as of February 7, 2007, among the Registrant, Paradyne Networks, Inc. and Zhone Technologies, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2007.

2.3	Agreement and Plan of Merger, dated as of April 4, 2007, among the Registrant, sentitO Networks, Inc., SN Acquisition Corporation and Brett Hauser as the Stockholders’ Agent. (The schedules to the Agreement and Plan of Merger have been omitted from this Current Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted copies supplementally to the Securities and Exchange Commission upon request.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 5, 2007.

4.1	Form of Warrant to purchase shares of the Company’s common stock dated January 31, 2007, issued pursuant to the Securities Purchase Agreement among the Registrant and the purchasers signatory thereto dated as of January 30, 2007.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2007.

4.2	Form of Registration Rights Agreement dated as of January 30, 2007 entered into pursuant to the Securities Purchase Agreement among the Registrant and the purchasers signatory thereto dated as of January 30, 2007.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed January 31, 2007.

4.3	Form of Warrant to purchase shares of the Registrant’s common stock dated February 5, 2007 issued pursuant to the Securities Purchase Agreement among the Registrant and the purchasers signatory thereto dated as of February 2, 2007.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 6, 2007.

4.4	Form of Warrant to purchase shares of the Registrant’s common stock dated February 6, 2007 issued pursuant to the Securities Purchase Agreement among the Registrant and the purchasers signatory thereto dated as of February 5, 2007.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed February 6, 2007.

4.5	Form of Registration Rights Agreement dated as of February 2, 2007 entered into pursuant to the Securities Purchase Agreement among the Registrant and the purchasers signatory thereto dated as of February 2, 2007.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed February 6, 2007.

4.6	Form of Registration Rights Agreement dated as of February 5, 2007 entered into pursuant to the Securities Purchase Agreement among the Registrant and the purchasers signatory thereto dated as of February 5, 2007.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed February 6, 2007.

Exhibit No.	Exhibit	Method of Filing

4.7	Form of Warrant to purchase shares of the Registrant’s common stock dated February 9, 2007 issued pursuant to the Securities Purchase Agreement among the Registrant and the purchaser signatory thereto dated as of February 9, 2007.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2007.

4.8	Form of Registration Rights Agreement dated as of February 9, 2007 entered into pursuant to the Securities Purchase Agreement among the Registrant and the purchaser signatory thereto dated as of February 9, 2007.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed February 12, 2007.

4.9	Form of Registration Rights Agreement entered into between the Registrant and the shareholders signatory thereto in connection with the Agreement and Plan of Merger, dated as of April 4, 2007, among the Registrant, sentitO Networks, Inc., SN Acquisition Corporation and Brett Hauser as the Stockholders’ Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 23, 2007.

4.10	Form of Warrant issued in connection with the Agreement and Plan of Merger, dated as of April 4, 2007, among the Registrant, sentitO Networks, Inc., SN Acquisition Corporation and Brett Hauser as the Stockholders’ Agent.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed April 23, 2007.

4.11	Form of Warrant issued on January 31, 2007 to placement agents in connection with the Registrant’s first quarter 2007 private placement.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration statement on Form S-3 filed on April 24, 2007 (No. 333-142339).

4.12	Form of Warrant issued on February 5, 2007 to placement agents in connection with the Registrant’s first quarter 2007 private placement.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration statement on Form S-3 filed on April 24, 2007 (No. 333-142339).

4.13	Form of Warrant issued on February 9, 2007 to placement agents in connection with the Registrant’s first quarter 2007 private placement.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration statement on Form S-3 filed on April 24, 2007 (No. 333-142339).

10.1	Securities Purchase Agreement dated as of January 30, 2007 among the Registrant and the purchasers signatory thereto.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2007.

10.2	Securities Purchase Agreement dated as of February 2, 2007 among the Registrant and the purchasers signatory thereto.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed February 6, 2007.

10.3	Securities Purchase Agreement dated as of February 5, 2007 among the Registrant and the purchasers signatory thereto.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed February 6, 2007.

Exhibit No.	Exhibit	Method of Filing

10.4	Securities Purchase Agreement dated as of February 9, 2007 among the Registrant and the purchaser signatory thereto.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2007.

10.5	Escrow Agreement dated as of April 17, 2007 among the Registrant, the Stockholders’ Agent and SunTrust Bank, a Georgia Banking Corporation.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed April 23, 2007.

10.6	Amendment to Intellectual Property Security Agreement dated as of May 10, 2007 among the Registrant, Telemate.Net Software, Inc., Verso Verilink, LLC and Laurus Master Fund, Ltd.	Filed herewith.

10.7	Trademark Assignment of Security dated as of May 10, 2007 among the Registrant and Laurus Master Fund, Ltd.	Filed herewith.

10.8	Patent Assignment of Security dated as of May 10, 2007 among the Registrant and Laurus Master Fund, Ltd.	Filed herewith.

10.9	Patent Assignment of Security dated as of April 18, 2007 among sentitO Networks, Inc. and Laurus Master Fund, Ltd.	Filed herewith.

10.10	Patent Assignment of Security dated as of April 18, 2007 among sentitO Networks, Inc. and Laurus Master Fund, Ltd.	Filed herewith.

10.11	Joinder Agreement dated as of April 17, 2007 among sentitO Networks, Inc. and Laurus Master Fund, Ltd.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer.	Filed herewith.