Form 10-Q
period 2007-06-30
VERSO TECHNOLOGIES INC
filed 2007-08-14
CIK 797448

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-22190

VERSO TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1484525
(State of incorporation)	(I.R.S. Employer
Identification No.)

400 Galleria Parkway, Suite 200
Atlanta, GA 30339
(Address of principal executive offices, including zip code)

678.589.3500
(Registrant's telephone number, including area code)

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒     No ☐

The number of shares outstanding of the issuer's common stock as of August 14, 2007 was 58,891,389.

VERSO TECHNOLOGIES, INC.
FORM 10-Q

VERSO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

ASSETS:
Current assets:
Cash and cash equivalents	$2,041	$1,134
Restricted cash	685	1,041
Accounts receivable, net	10,488	10,058
Inventories	7,023	7,184
Other current assets	1,020	1,027
Current portion of note receivable	-	324

Total current assets	21,257	20,768

Property and equipment, net	1,742	1,807
Loan issuance costs, net	2,663	3,427
Investment	667	745
Note receivable, net of current portion	-	1,810
Other intangibles, net	7,589	5,068
Goodwill	6,021	3,224

Total assets	$39,939	$36,849

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Credit facility	$5,819	$3,945
Accounts payable	3,322	2,665
Accrued compensation	2,303	2,268
Accrued expenses	4,551	3,592
Purchase price payable for acquisition	-	1,500
Current portion of accrued loss on sublease	533	465
Current portion of liabilities of discontinued operations	1,106	1,081
Current portion of convertible debentures	4,219	3,375
Unearned revenue and customer deposits	3,267	2,645

Total current liabilities	25,120	21,536

Accrued loss on sublease, net of current portion	580	773
Credit facility, net of current portion	2,813	3,938
Other long term liabilities	24	-
Liabilities of discontinued operations, net of current portion	258	361
Notes payable	2,930	2,862
Convertible subordinated debentures, net of discount	3,372	4,700

Total liabilities	35,097	34,170

Shareholders' equity:
Common stock, $.01 par value, authorized shares of 120,000,000;
57,058,559 and 41,691,911 shares issued and outstanding	571	417
Additional paid-in capital	366,062	352,303
Deferred compensaton	(274)	-
Accumulated deficit	(361,244)	(349,767)
Accumulated other comprehensive income (loss) - foreign currency translation	(273)	(274)

Total shareholders' equity	4,842	2,679

Total liabilities and shareholders' equity	$39,939	$36,849

VERSO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenue:
Products	$8,769	$5,156	$17,046	$8,753
Services	3,801	3,225	8,009	6,416
Total revenue	12,570	8,381	25,055	15,169

Cost of revenue:
Products:
Product costs	5,083	2,671	9,726	4,328
Amortization of intangibles	255	175	398	369
Total cost of product	5,338	2,846	10,124	4,697
Services	2,846	2,188	6,007	4,284
Total cost of revenue	8,184	5,034	16,131	8,981

Gross profit:
Products	3,431	2,310	6,922	4,056
Services	955	1,037	2,002	2,132
Total gross profit	4,386	3,347	8,924	6,188

Operating expenses:

General and administrative	3,027	2,211	5,899	4,644
Sales and marketing	2,483	1,801	4,870	3,574
Research and development	2,421	1,994	4,501	3,773
Depreciation and amortization	711	402	1,362	866
Reorganization expense	389	-	389	-

Total operating expenses	9,031	6,408	17,021	12,857

Operating loss from continuing operations	(4,645)	(3,061)	(8,097)	(6,669)

Other income (expense), net:
Other income (expense)	(241)	-	(246)	2
Equity in loss of investment	(32)	(41)	(78)	(107)
Interest expense, net, including $1,015, $931, $2,048 and
$1,836 of amortization of loan fees and discount on
convertible debentures in each period, respectively	(1,540)	(1,257)	(3,056)	(2,524)
Other expense, net	(1,813)	(1,298)	(3,380)	(2,629)

Loss from continuing operations before income taxes	(6,458)	(4,359)	(11,477)	(9,298)

Income tax benefit (expense)	-	-	-	-

Loss from continuing operations	(6,458)	(4,359)	(11,477)	(9,298)

Loss on disposal of discontinued operations	-	-	-	-

Total loss on disposal from discontinued operations	-	-	-	-

Net loss	$(6,458)	$(4,359)	$(11,477)	$(9,298)

Net loss per common share - basic and diluted:
Loss from continuing operations	$(0.12)	$(0.13)	$(0.23)	$(0.29)
Loss from discontinued operations	-	-	-	-
	$(0.12)	$(0.13)	$(0.23)	$(0.29)

Weighted average shares outstanding - basic and diluted	54,782,828	33,591,796	50,570,558	31,772,906

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(Unaudited)

	For the six months ended
	June 30, 2007	June 30, 2006
Operating Activities:

Continuing operations:
Net loss from continuing operations	$(11,477)	$(9,298)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Equity in income of investment	78	107
Stock based compensation	649	159
Non-cash interest expense	398	-
Depreciation and amortization	1,759	1,235
Provision for doubtful accounts	76	124
Loss on prepayment of notes receivable	231	-
Amortization of loan fees and discount on convertible subordinated debentures	2,049	1,836
Other	(26)	(98)
Changes in current operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(384)	(1,537)
Inventories	178	(968)
Other current assets	180	(157)
Accounts payable	177	896
Accrued compensation	(19)	(59)
Accrued expenses	234	1,075
Unearned revenue and customer deposits	524	391

Net cash used in continuing operating activities	(5,373)	(6,294)

Discontinued operations:
Loss from discontinued operations	-	-
Adjustment to reconcile loss from discontinued operations
to net cash used in discontinued operating activities, rental payments	(121)	(1,510)

Net cash used in discontinued operating activities	(121)	(1,510)

Net cash used in operating activities	(5,494)	(7,804)

Investing Activities:

Continuing operations:
Net cash provided by (used in) investing activities for continuing operations -
Decrease in restricted cash	356	187
Purchases of property and equipment	(139)	(197)
Purchase of iMarc	(1,815)	-
Purchase of Sentito, net of acquisition costs	1,051	-

Net cash used in investing activities for continuing operations	(547)	(10)

Discontinued operations:
Proceeds from notes receivable	1,880	550

Net cash provided by investing activities for discontinued operations	1,880	550

Net cash provided by investing activities	1,333	540

Net cash used in operating and investing activities	(4,161)	(7,264)

Financing Activities:

Net borrowings on line of credit	749	2,056
Payments of notes payable	-	(1,350)
Proceeds from private placement, net	4,297	6,762
Proceeds from issuances of common stock in connection with the
exercise of options and warrants, net	9	24

Net cash provided by financing activities	5,055	7,492

Effect of exchange rate changes on cash	13	17

Increase in cash and cash equivalents	907	245

Cash and cash equivalents at beginning of period	1,134	1,079

Cash and cash equivalents at end of period	$2,041	$1,324

Supplemental disclosure of cash flow information:

Cash payments (receipts) during the periods for:

Interest	$631	$392
Income taxes	$6	$4

Non-cash investing and financing activities

Stock consideration for acquisitions:
WSECI- issuance of 70,504 and 65,379 shares of common stock	$71	$95
Verilink - issuance of 2,900,000 shares of common stock	-	2,784
Verilink - issuance of 8765.7122 shares of Class C preferred stock	-	2,784
Sentito - Issuance of 7,631,465 shares of common stock	6,580	-
Issuance of common stock and warrants in exchange for services	-	123
Compensatory common stock and options issued	595	159
Issuance of common stock in lieu of principal	1,688	-
Stock issued for payment of note receivable	70	-
Assets aquired and liabilities assumed in conjunction with business acquisitions:
Fair value of assets acquired, excluding cash and restricted cash	6,749	7,339
Liabilities assumed	(1,038)	(1,434)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

Verso Technologies, Inc., a Minnesota corporation (“we,” “our,” “us,” or the “Company”), is a global technology company providing next generation communications network solutions offering a core-to-edge product portfolio to service providers and enterprises. Our product offerings include WiMAX, cellular backhaul, voice over broadband, voice over internet protocol (“VoIP”), integrated access devices, and internet usage solutions which are enabled by our hardware and software. These products enable customers to reduce communications costs, generate additional revenue and secure and optimize network bandwidth. We manufacture, deliver, and support these hardware, software, and service solutions primarily to large wireline, cellular, wireless and satellite carriers and other customers. Our solutions are used by companies in several industries and government, including mission critical satellite and wireless communications of all kinds.

Our operations include two separate business segments: (i) the Technologies Group, which includes our softswitching, I-Master, and NetPerformer divisions and our subsidiaries, Telemate.Net Software, Inc. (“Telemate.Net”), Verso Verilink, LLC (“Verso Verilink”), and sentitO Networks, Inc. (“Sentito”); and (ii) the Advanced Applications Services Group, which includes our technical applications support group and customer care center. The Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Technologies Group offers software-based solutions (which include hardware) for customers seeking to build converged packet-based voice and data networks. In addition, the Technologies Group offers software-based solutions for internet access and usage management that include call accounting and usage reporting for internet protocol (“IP”) network devices. In 2006, the Technologies Group added the product suites from the Verilink Acquisition and the iMarc Acquisition (each defined below). These products provide access, multiplexing and transport of voice and data services. In addition, these products have enhanced our technology offerings, provided substantial revenue to us, and delivered three large tier 1 North American customers in AT&T, Inc., Verizon Communications, Inc. and Alcatel-Lucent. The Advanced Applications Services Group includes outsourced technical application services and application installation and training services to both customers of the Technologies Group and outside customers.

On April 17, 2007, we acquired Sentito, a provider of media and signaling gateway equipment to the telecommunications market (the “Sentito Acquisition”), by means of merger of SN Acquisition Corporation, a wholly-owned subsidiary of ours, into Sentito, pursuant to that certain Agreement and Plan of Merger, dated as of April 4, 2007, (the “Merger Agreement”).

On December 29, 2006, we purchased certain assets of Paradyne Networks, Inc. (“Paradyne”) related to the business of manufacturing, selling and supporting the iMarc product line (the “iMarc Acquisition”). The iMarc product line is a family of asynchronous transfer mode (“ATM”), IP service units, and branch monitors that provide intelligent demarcation between carrier and enterprise networks, allowing for easier management.

On June 16, 2006, we acquired all of the outstanding equity interests (the “Verilink Acquisition”) of Winslow Asset Holdings, LLC (“Holdings”), now known as Verso Verilink, from Winslow Asset Group, LLC (“Group”) pursuant to that certain Securities Purchase Agreement dated as of June 15, 2006 among Verso, Holdings and Group (the “Securities Purchase Agreement”). At the time of the Verilink Acquisition, Holdings’ assets consisted of substantially all of the business assets of Verilink Corporation and Larscom Incorporated (together, the “Verilink Sellers”), other than the accounts receivable and certain fixed assets. Holdings’ assets were used by the Verilink Sellers in their business of developing, manufacturing, marketing and selling broadband access solutions for computer networks.

In January 2005, we sold substantially all of the operating assets of our NACT Telecommunications, Inc., now known as Provo Pre-Paid (Delaware) Corp. (“NACT”), and MCK Communications, Inc., now known as Needham (Delaware) Corp. (“MCK”), businesses to better focus our capital and management resources on areas which we believe have greater potential given our strategy to focus on next-generation network and solutions and to improve cash utilization. In addition, we disposed of our NACT business due to our new product strategy of an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable us to offer a competitive product for Tier 1 and Tier 2 carriers.

1.    BASIS OF PRESENTATION, Continued

In March 2005, we acquired the I-Master platform from WSECI, Inc., a Delaware corporation formerly known as Jacksonville Technology Associates, Inc. (“WSECI”), after forming a strategic partnership with WSECI in the latter half of 2004. We believe that this I-Master platform permits us to offer a solution that better addresses our growing market opportunities.

The consolidated financial statements include the accounts of Verso Technologies, Inc. and our wholly-owned subsidiaries, including Telemate.Net; Clarent Canada Ltd., now known as Verso Technologies Canada Inc. (“Verso Canada”), Verso Verilink, Sentito, MCK and NACT. MCK and NACT are reflected in discontinued operations. These subsidiaries were acquired and were all accounted for as purchases (see Note 2).

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net loss.

The condensed consolidated quarterly financial statements are unaudited. These statements include all adjustments, including recurring adjustments, considered necessary by management to present a fair statement of the results of our operations, financial position and cash flows. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements. The accompanying condensed consolidated unaudited quarterly financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “Annual Report”).

2.	MERGERS AND ACQUISITIONS

Acquisition of Sentito

On April 17, 2007, we acquired Sentito, a provider of media and signaling gateway equipment to the telecommunications market, by means of merger of SN Acquisition Corporation, a wholly-owned subsidiary of ours, into Sentito, pursuant to that certain Agreement and Plan of Merger, dated as of April 4, 2007, among us, Sentito, SN Acquisition Corporation and Brett Hauser as the Stockholders’ Agent. As consideration for this merger, we became obligated to issue to the stockholders of Sentito immediately prior to this merger: (i) an aggregate of 7,631,465 restricted shares of our common stock, par value $.01 per share, of which 984,721 shares are being held in escrow to satisfy indemnification claims which we may make pursuant to the Merger Agreement and 1,230,902 shares are being held in escrow and will be released upon the completion of certain in-progress Sentito customer activity; and (ii) five-year warrants to purchase an aggregate of 841,121 shares of common stock with an exercise price of $1.25 per share (the “Sentito Warrants”). Furthermore, we may become obligated to issue to the former stockholders of Sentito a number of shares of common stock with an aggregate value of $3.0 million, to be valued at the time of such issuance, if we recognize revenue of $12.0 million during the twelve-month period following the closing of this merger attributable to the Sentito business or customers (the “Contingent Consideration”).

Pursuant to the Merger Agreement, we may pay such portion of the Contingent Consideration otherwise payable pursuant to the Merger Agreement in cash to the extent necessary to avoid violating the shareholder approval requirements of Marketplace Rule 4350 of The Nasdaq Stock Market, LLC (the “Rule”). We have agreed to use commercially reasonable efforts to seek shareholder approval of the issuance in connection with this merger of a number of shares of common stock in excess of 20% of the number of shares of common stock outstanding prior to the execution of the Merger Agreement for purposes of complying with the Rule.

2.	MERGERS AND ACQUISITIONS, Continued

Acquisition of Sentito - (Continued)

The Sentito Acquisition was recorded under the purchase method of accounting. The total purchase price of $7.4 million consisted of (i) 7,631,465 shares of our common stock, (ii) 841,121 warrants to purchase shares of our common stock with an exercise price of $1.25 per share; and (iii) direct transaction costs of approximately $837,000. A summary of the total purchase consideration is as follows (in thousands):

Value of common stock issued	$5,998
Value of warrants issued	582
Direct transaction costs	837
Total purchase consideration	$7,417

Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible assets based on their estimated fair values as of the date of acquisition. Based on management’s estimate of fair values, the estimated purchase price was allocated as follows (in thousands):

Purchase Price Allocation
Tangible assets:
Cash	$1,706
Accounts Receivable	484
Inventories	40
Other assets	220
Property and Equipment	509
Intangible assets	5,496
Liabilities assumed	(1,038)
Total estimated purchase price allocation	$7,417

Acquisition of iMarc Product Line Business

On December 29, 2006, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Paradyne and, for certain limited purposes, Zhone Technologies, Inc., Paradyne’s parent (“Zhone”), pursuant to which we have (i) purchased certain assets from, and assumed certain liabilities of, Paradyne relating to its business (the “iMarc Business”) of manufacturing, selling and supporting the iMarc product line for an aggregate purchase price of $2.5 million and (ii) agreed to purchase certain other remaining assets relating to the iMarc Business as provided in the Purchase Agreement. Since July 1, 2006, Verso Verilink has served pursuant to a Reseller Agreement (the “Reseller Agreement”) as a non-exclusive reseller within the United States for certain Zhone products. The amount of consideration paid by us pursuant to the Purchase Agreement was determined as a result of arms’ length negotiations between us, and Zhone and Paradyne.

The iMarc product line is closely aligned with our portfolio and distribution model, which we expanded as a result of the Verilink Acquisition. In particular, the iMarc product line strengthens our access offerings, substantially expands our Tier-1 customer base, and is complementary to the Verso Verilink WanSuite® product line. Prior to the iMarc Acquisition, we served as a reseller of Zhone products and therefore have a strong existing knowledge of the products and market, as well as long-term relationships with relevant senior management.

Pursuant to the Purchase Agreement, on December 29, 2006, we acquired from Paradyne certain engineering equipment and service contracts relating to the iMarc Business, assumed from Paradyne certain liabilities relating to the iMarc Business as specified in the Purchase Agreement and paid to Paradyne $1.0 million in cash in connection with the foregoing. We utilized our borrowing availability under our existing credit facility with Laurus Master Fund, Ltd., our primary lender (“Laurus”), to fund the $1.0 million paid on such date.

2.	MERGERS AND ACQUISITIONS, Continued

Acquisition of iMarc product line business - (Continued)

On December 29, 2006, the Company and Paradyne also entered into (i) a license agreement pursuant to which Paradyne licensed to us rights to certain intellectual property relating to the iMarc Business on an exclusive basis (the “Transferred IP”) through January 19, 2007 and rights to certain other intellectual property relating to the iMarc Business on a non-exclusive basis for perpetuity (provided that we completed the purchase of the Transferred IP from Paradyne as provided in the Purchase Agreement); and (ii) an Adaptation of Reseller Agreement which modifies and supplements the Reseller Agreement to provide that Paradyne shall provide certain contract manufacturing services to us with respect to the iMarc products through June 30, 2007.

After the Closing Date, the Company, Zhone and Paradyne amended the Purchase Agreement by entering into Amendment No. 1 and Amendment No. 2 thereto on January 25, 2007 and February 7, 2007, respectively. Pursuant to the Purchase Agreement, as amended, we agreed to pay Paradyne $1,250,000 in exchange for the assignment to us of the Transferred IP, of which $1.0 million was payable, and was paid, on January 31, 2007 and $250,000 was payable, and was paid, on March 31, 2007. Upon receiving the payment on March 30, 2007, Paradyne assigned the Transferred IP to us. In accordance with the terms of Amendment No. 2 to the Purchase Agreement, we paid to Paradyne $250,000 on June 28, 2007 in exchange for Paradyne’s sale to us of certain manufacturing equipment previously required to be sold in connection with the payment for the Transferred IP. In addition, on June 28, 2007, we purchased inventory related to the iMarc business totaling $315,000. Amendment No. 2 to the Purchase Agreement also amended the terms of the covenant not to compete to which Zhone and Paradyne (and their respective controlled affiliates) are bound in light of the amended payment terms described above.

The iMarc Acquisition was recorded under the purchase method of accounting, and the estimated purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The total purchase price of $2,575,000 consisted of (i) $1.0 million in cash at closing; (ii) three installments totaling $1.5 million; $1.0 million and $250,000 paid January 31, 2007, March 31, 2007 and June 28, 2007 respectively; and (iii) direct transaction costs of approximately $75,000. A summary of the total purchase consideration is as follows (in thousands):

Cash paid	$2,500
Direct transaction costs	75
Total purchase consideration	$2,575

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

Acquisition of Business Assets of Verilink

On June 16, 2006, as a result of the Verilink Acquisition, we acquired substantially all of the business assets of the Verilink Sellers other than accounts receivable and certain fixed assets, and assumed certain liabilities, and issued (i) 2,900,000 shares of our common stock, par value $.01 per share, and (ii) 8,766 shares of our newly-designated Series C preferred stock, which were subsequently converted in November 2006 into 2,900,000 shares of common stock. The Verilink Acquisition bolstered our product offerings and adds several domestic Tier-1 relationships. The Verilink product suite includes products that provide access, multiplexing and transport of voice and data services that extend legacy networks as well as next generation converged access solutions that deliver voice, data and video to business customers.

The Verilink Acquisition was recorded under the purchase method of accounting, and the estimated purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The total purchase price of $5,906,000 consisted of (i) 2,900,000 shares of our common stock issued upon consummation of the Verilink Acquisition and valued at approximately $2,784,000, using a fair value per share of $0.96; (ii) 8,766 shares of our Series C preferred stock issued upon consummation of the Verilink Acquisition and valued at approximately $2,784,000, which equaled the fair value of the common stock because the preferred shares were automatically convertible into 2,900,000 common shares upon the effectiveness of an amendment to our Articles of Incorporation to increase the number of our authorized shares of common stock to 120,000,000; and (iii) direct transaction costs of approximately $338,000. The fair value of our common stock issued was determined using the eleven-trading-day average price surrounding the date the assets were sold by the Verilink Sellers (June 15, 2006). A summary of the total purchase consideration is as follows (in thousands):

Value of common stock issued	$2,784
Value of Series C preferred stock issued	2,784
Direct transaction costs	338
Total purchase consideration	$5,906

We acquired the Verilink business assets as a result of the acquisition of Holdings, which acquired the business assets directly from Verilink Sellers on June 15, 2006. In connection with the acquisition, Group appointed us as sole collection agent for the Verilink receivables that Group retained. In connection with this collection arrangement, we receive a collection fee equal to 50% of the initial $750,000 of Verilink receivables we collect and 25% of the remaining Verilink receivables that we collect. As of June 30, 2007, we had earned approximately $629,000 in collection fees upon collection of Verilink receivables. Such collection fees have been recorded as part of the net assets acquired. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible assets based on their estimated fair values as of the date of acquisition. Based on management’s estimate of fair values, the estimated purchase price was allocated as follows (in thousands):

Purchase Price Allocation
Tangible assets:
Inventories	$3,664
Property & equipment, net	499
Other assets	294
Intangible assets	2,041
Liabilities assumed	(592)
Total estimated purchase price allocation	$5,906

2.	MERGERS AND ACQUISITIONS, Continued

Acquisition of Assets of WSECI, Inc.

On March 31, 2005, we acquired substantially all of the operating assets of WSECI pursuant to the Asset Purchase Agreement (“WSECI Asset Purchase Agreement”) dated as of February 23, 2005 by and among us, WSECI and all of the shareholders of WSECI. WSECI is a provider of an internet protocol-based, revenue assurance platform which enables the deployment of multiple voice and next-generation services to the carrier market. The fair value of the initial acquisition cost was approximately $1.1 million, consisting of 190,000 shares of our common stock with a fair value of $331,000, $50,000 in cash, the payment of certain liabilities of approximately $613,000 and acquisition costs of approximately $114,000. The acquisition was accounted for as a purchase.

Pursuant to the WSECI Asset Purchase Agreement, we became obligated to issue to WSECI additional contingent consideration of $269,000 based on the sales of certain WSECI products and services. The contingent consideration was payable in cash or shares of our common stock at our election. Through the year ended December 31, 2006, under this provision, we issued an additional 139,136 shares of our common stock with a fair value of $199,000. In addition, during the six months ended June 30, 2007, under this provision, we issued an additional 62,950 shares of our common stock with a fair value of $70,000. The additional shares issued were recorded as an increase in other intangibles-current technology which is being amortized over the remaining estimated life of the original purchased technology.

The adjusted allocation of the costs of the acquisition of WSECI (initial cost plus contingent payments) is as follows (in thousands):

WSECI
Property and equipment	$52
Accounts receivable	93
Other intangibles	1,578
Cost of acquisition	$1,723

The following unaudited pro forma information presents the results of our continuing operations as if the Verilink Acquisition, iMarc Acquisition and the Sentito Acquisition had taken place on January 1, 2006. Certain adjustments have been made to reflect the impact of the purchase transaction. These pro forma results have been prepared for comparative purposes only and are not indicative of what would have occurred had the acquisition been made at the beginning of the respective periods, or of the results which may occur in the future (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net sales	$12,615	$14,707	$25,298	$30,317
Net loss	$(7,106)	$(7,803)	$(14,201)	$(20,812)
Earnings (loss) per share, basic	$(0.12)	$(0.17)	$(0.26)	$(0.46)
Earnings (loss) per share, diluted	$(0.12)	$(0.17)	$(0.26)	$(0.46)

3.    EQUITY INVESTMENT

On October 1, 2002, we acquired a 51% interest in Shanghai BeTrue Infotech Co., Ltd. (“BeTrue”). The remaining 49% interest in BeTrue is owned by Shanghai Tangsheng Investments & Development Co. Ltd (“Shanghai Tangsheng”). The joint venture provides us with a distribution channel in the China and Asia-Pacific region for our application-based VoIP gateway solutions, billing systems, value-added applications and web filtering solutions. Due to the shared decision making between us and our equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated. We evaluate our investments in partially owned entities in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (R), “Consolidation of Variable Interest Entities.” If the investment is a “Variable Interest Entity” or a “VIE” and we are the primary beneficiary, as defined by FIN 46 (R), we account for such interest as if it were a consolidated subsidiary. We have determined that BeTrue is not a VIE.

We purchased the 51% interest in BeTrue for $100,000 from NeTrue Communications, Inc., Shanghai Tangsheng’s former joint venture partner. We also contributed to the joint venture certain next generation communication equipment and software valued at approximately $236,000 and cash in the amount of $100,000.

Summarized financial information reported by this affiliate for the three and six months ended June 30, 2007 and 2006, respectively, are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating results:

Revenues	$36	$708	$51	$708
Operating loss	$(64)	$(80)	$(154)	$(210)
Net loss	$(64)	$(80)	$(154)	$(210)

4.    DISCONTINUED OPERATIONS

In January 2005, we sold substantially all of the operating assets of our NACT and MCK businesses to better focus our capital and management resources on areas which we believe have greater potential given our strategy to focus on next-generation network and solutions to improve cash utilization. In addition, we disposed of our NACT business because we wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable us to offer a competitive product for Tier 1 and Tier 2 carriers. We believe that the I-Master platform which we acquired from WSECI in March 2005, after forming a strategic partnership with WSECI in the latter half of 2004, permits us to offer a better solution. Further, we disposed of our MCK business because we intend to focus on next-generation solutions for service providers and the MCK products did not fit that profile. The operations of NACT and MCK businesses have been reclassified as discontinued operations in our consolidated financial statements.

Assets and liabilities of discontinued operations (in thousands) are as follows:

	June 30,	December 31,
	2007	2006

Notes receivable	$-	$2,134

Liabilities of discontinued operations:
Accrued rent	$770	$792
Other current liabilities	594	650
Liabilities of discontinued operations	$1,364	$1,442

4.    DISCONTINUED OPERATIONS, Continued

In connection with the disposition of the MCK business, CITEL Technologies Limited (“Citel U.K.”) and CITEL Technologies, Inc. (“Citel U.S.” and together with CITEL U.K., “CITEL”) issued to us a convertible secured promissory note in principal amount of $3,500,000 (the “Note”). The outstanding principal under the Note accrued interest at an annual rate of 6%. Under certain circumstances described in the Note, all or any portion of the principal outstanding under the Note could be converted at our option into shares of the capital stock of Citel U.K. CITEL’s obligations under the Note are secured by a security interest in certain assets sold to CITEL.

On June 30, 2006, in connection with the completion of the admission (“Admission”) of Citel U.K.’s entire issued share capital to the AIM market of the London Stock Exchange plc (“AIM”), the Company and CITEL amended the Note such that the principal balance of the Note became due and payable as follows: $870,000 to be paid within one business day of Admission, followed by six monthly installments of $75,000 commencing 12 months from the date of Admission, and all remaining outstanding principal and accrued interest under the Note being due and payable on January 21, 2008. The $870,000 was received in July, 2006. We agreed to irrevocably waive our rights to be prepaid on the Note in accordance with the terms of the Note as a result of (and limited to the transactions associated with) the Admission; however, the waiver given by us did not waive any subsequent right to be prepaid under the Note in accordance with its terms.

On May 25, 2007, we entered into an agreement with CITEL and Citel PLC pursuant to which CITEL prepaid the Note, by making an immediate cash payment to us of approximately $1.9 million. In addition, Citel PLC was required to issue to us 62,424 shares of Citel PLC’s capital stock (the “Citel Shares”), which Citel Shares had a market value of approximately $70,000 as of May 24, 2007 and, based upon representations made by CITEL to us, are fully tradable on the AIM market of the London Stock Exchange. We have agreed not to sell or transfer the Citel Shares prior to January 21, 2008, the original maturity date of the Note. Upon receipt of the prepayment and the Citel Shares, we canceled the Note and released our security interest in the collateral securing the Note. Prior to entering into this agreement, approximately $2.2 million of principal and interest was outstanding under the Note. We recognized a loss of approximately $231,000 associated with the write-off of interest associated with the prepayment transaction.

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

The activity in the liabilities of discontinued operations (in thousands) for the three and months ended June 30, 2007 and 2006 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Balance beginning of period	$1,503	$2,322	$1,442	$2,531

Lease payments, net of sublease receipts	(117)	(1,119)	(22)	(1,279)
Other payments	6	(13)	(20)	(51)
Legal and other costs of disposal	(28)	(72)	(36)	(83)
Balance end of period	$1,364	$1,118	$1,364	$1,118

5.    INVENTORIES

Inventories consist primarily of purchased electronic components, and are stated at the lower of cost or market. Cost is determined by using average cost. Inventories as of June 30, 2007 and December 31, 2006 are comprised of the following (in thousands):

	June 30,	December 31,
	2007	2006

Raw materials	$5,257	$5,157
Work in process	267	78
Finished goods	1,499	1,949
Total Inventories	$7,023	$7,184

On July 18, 2006, we entered into an agreement (the “CM Agreement”) with CM Solutions, Inc. (“CM”), our contract manufacturer of our Verilink product line. Pursuant to the CM Agreement, CM has purchased certain electrical components valued at $2.0 million from us for use in the manufacture of finished goods to be purchased by us. In addition, we have agreed to assign to CM an additional amount of unused electrical components valued at $2.0 million for which title will remain with us. We have an obligation under the CM Agreement to purchase during the first two years, products assembled by CM using electrical components valued at $2.0 million (the “Assembled Products”). Furthermore, we have agreed to submit purchase orders to CM in a minimum amount of $2.0 million per quarter for the next three years or until the obligation to purchase the Assembled Products has been satisfied.

In connection with executing the CM Agreement, the Company and CM entered into a three-year Manufacturing Agreement which sets forth the terms and conditions under which CM shall manufacture the Assembled Products. As of June 30, 2007, CM had used $1,339,000 of electrical components in the manufacture of the Assembled Products, reduced the outstanding commitment to utilize $2.0 million of electrical components in the first two years of the agreements to approximately $661,000 which reduced the inventory currently assigned to CM to approximately $661,000. The remaining assigned inventory is reflected as inventory on the consolidated balance sheets as of June 30, 2007. The assigned inventory is not eligible for inclusion in the borrowing base under our credit agreement with Laurus.

The inventory amounts above are net of inventory reserves of $1.7 million at June 30, 2007 and December 31, 2006.

6.    GOODWILL AND OTHER INTANGIBLES

Intangible assets represent the excess of cost over the fair value of net tangible assets acquired and identified other intangible assets which consist of current technology and customer relationships which are amortized on a straight-line basis over their estimated useful life. Goodwill associated with acquisitions is not being amortized; in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

Goodwill and other intangible assets consist of the following (in thousands):

	Amortization
	Period in months	June 30, 2007	December 31, 2006
Intangibles subject to amortization:
Current technology	36 months	$5,098	$2,328
Customer relationship	36-120 months	6,344	5,561
Weighted average months	54 months	11,442	7,889
Accumulated amortization:
Current technology		(2,083)	(1,685)
Customer relationship		(1,770)	(1,136)
Net intangibles subject to amortization		7,589	5,068
Goodwill		6,021	3,224
Total goodwill and other intangibles		$13,610	$8,292

7.	LOAN FACILITIES

Our credit facility with Laurus consists of two tranches: (i) an $8.0 million tranche, the availability of which is subject to a borrowing base (“Tranche A”); and (ii) a $6.0 million tranche, of which $5.0 million is outstanding and the remainder of which will be available when we generate EBITDA (earnings before interest, income taxes, depreciation and amortization and non-cash stock compensation expense) in excess of $500,000 in any one fiscal quarter (“Tranche B”). Borrowing availability under Tranche B is not subject to a borrowing base. Borrowing ability under Tranche A is determined pursuant to a formula which is based on the value of our eligible accounts receivables and inventory. Borrowings under Tranche A accrue interest at a rate of prime rate plus 2%, provided that the interest rate shall not be less than 9% (10.25% at June 30, 2007). Borrowing ability under Tranche B is reduced from the $6.0 million amount by $187,500 per month beginning February 2007, and borrowings under Tranche B accrue interest at a fixed rate of 15%. Borrowings under the credit facility shall be made first under Tranche B to the extent of availability thereunder and then under Tranche A to the extent of availability thereunder.

As of June 30, 2007, we had outstanding borrowings including interest under Tranche A and Tranche B of $3,632,000 and $5,000,000, respectively. The remaining borrowing availability under the credit facility at June 30, 2007 was $2.6 million under Tranche A and $0 under Tranche B.

On December 29, 2006, in connection with the iMarc Acquisition, Laurus expanded our borrowing availability of Tranche B from $4.0 million to $5.0 million despite that we had not satisfied the EBITDA conditions. In connection with such increase, we issued a warrant to purchase 330,470 shares of common stock at an exercise price of $0.91 per share on December 29, 2006. This amount represents half of the additional warrants that are available under the terms of the credit facility and are issuable upon the earlier of (i) the date which is 18 months after the date of the closing of the credit facility and (ii) the date upon which the borrowing availability under Tranche B equals $6.0 million (without regard to the monthly deductions thereto commencing on February 1, 2007). Additionally, a perpetual warrant to purchase 150,000 shares of common stock at an exercise price of $0.01 per share was issued in connection with this event.

Our obligations under the credit facility are secured by a first priority security interest in all of our assets and a pledge of all of the outstanding equity interests of Telemate.Net, Verso Verilink and Sentito.

7.	LOAN FACILITIES, Continued

Loan issuance costs are recognized in accordance with FASB Accounting Principles Board Opinion 21, “Interest on Receivables and Payables,” and are recorded as a deferred charge and included in prepaid loan issuance costs on our balance sheet. We amortize these costs over the original term of the notes. Amortization is calculated based on the interest method or straight line method based on an allocation of the costs over the relative fair values of the line of credit and term debt. During the three and six months ended June 30, 2007 and 2006, we recorded interest expense from the amortization of the loan issuances costs of approximately $276,000 and $43,000 and $551,000 and $48,000, respectively. The unamortized loan issuance costs associated with the credit facility totaled approximately $2.2 million at June 30, 2007.

8.	CONVERTIBLE DEBENTURES

Senior Unsecured Convertible Debentures

On February 4, 2005, we completed a private placement of senior unsecured convertible debentures and warrants pursuant to a securities purchase agreement with certain institutional investors. We issued $13,500,000 of senior unsecured convertible debentures, Series A warrants exercisable for 2,200,000 shares of our common stock and Series B warrants exercisable for 2,000,000 shares of our common stock. In connection with the private placement, we received net proceeds of approximately $12,500,000, including $1,600,000 in restricted cash, net of expenses. The debentures have been discounted to reflect the fair value of the warrants issued, totaling approximately $4,500,000. In addition, after allocation of the fair value of the warrants issued, the remaining fair value of the debentures resulted in a computed beneficial conversion feature with a fair value of $3,600,000. The amount was recorded as a discount in the third quarter of 2005 as a result of additional analysis of the calculation of the beneficial conversion feature.

The discount is being amortized to interest expense over the life of the senior unsecured convertible debentures. The unamortized discount totaled approximately $2.8 million at June 30, 2007. The senior unsecured convertible debentures bear interest at a rate of 6.75%, and are due February 2009 and are convertible into approximately 5,400,000 shares of our common stock at an initial conversion price of $2.50 per share, subject to anti-dilution adjustments and certain limitations. Interest is payable on a quarterly basis and principal became payable on a quarterly basis beginning in August 2006. The Series A warrants issued in connection with the private placement are exercisable for a period of five years commencing on February 4, 2005 and at an initial exercise price of $3.60 per share.

The Series B warrants issued in connection with the private placement were exercisable for a period of 90 days, commencing on June 16, 2005, and had an exercise price of $3.90 per share. The Series B warrants expired in September 2005. We paid certain private placement fees and attorney’s fees totaling $993,000 and issued Series A warrants, on the same terms as disclosed above, exercisable for 302,400 shares of our stock with a value of $561,000, in connection with the private placement. The fees were recorded as loan issuance fees and are being amortized to interest expense over the term of the debentures. The unamortized fees totaled approximately $504,000 at June 30, 2007.

9.    OTHER COMPREHENSIVE LOSS

Comprehensive loss for the three and six months ended June 30, 2007 and 2006 is shown in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(6,458)	$(4,359)	$(11,447)	$(9,298)
Other comprehensive loss:
Foreign currency translation	(21)	(78)	1	(101)
Comprehensive loss	$(6,479)	$(4,437)	$(11,446)	$(9,399)

10.	SEGMENT INFORMATION

We information for two segments, the Technologies Group and the Advanced Applications Services Group. Management evaluates the business segment performance based on contributions before unallocated items. Inter-segment sales and transfers are not significant.

Technologies Group:
The Technologies Group includes our softswitching, I-Master, and NetPerformer divisions and our subsidiaries, Telemate.Net, Verso Verilink and Sentito. The Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Technologies Group offers software-based solutions (which include hardware) for companies seeking to build private, converged packet-based voice and data networks. In addition, the Technologies Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for IP network devices. In 2006, the Technologies Group added the product suites from the Verilink Acquisition and the iMarc Acquisition. These products provide access, multiplexing and transport of voice and data services. In 2007, the Technologies Group added the products and technology from the Sentito Acquisition.

Advanced Applications Services Group:
Our Advanced Applications Services Group, consists of our technical applications support group and includes outsourced technical application services and application installation and training services to both customers of the Technologies Group and outside customers.

Summarized financial information concerning our reportable segments for the three months ended June 30, 2007 and 2006 is shown in the following table (in thousands):

		Advanced
	Technologies	Application
	Group	Services Group	Total
For the Three Months Ended June 30, 2007
Revenue	$10,646	$1,924	$12,570
(Loss) contribution before unallocated items	(1,913)	220	(1,693)

At June 30, 2007
Goodwill	4,568	1,453	6,021
Total assets	29,531	3,470	33,001

For the Three Months Ended June 30, 2006
Revenue	6,657	1,724	8,381
(Loss) contribution before unallocated items	(1,067)	(1)	(1,068)

At December 31, 2006
Goodwill	1,771	1,453	3,224
Total assets	23,168	3,864	27,032

10.	SEGMENT INFORMATION, Continued

The following table reconciles the contribution before unallocated items to the loss before discontinued operations for the three months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,
	2007	2006
Loss before unallocated items, per above	$(1,693)	$(1,068)
Corporate general and administrative expenses	(1,695)	(1,414)
Corporate research and development	(34)	(85)
Depreciation and amortization	(711)	(402)
Stock based compensation	(123)	(92)
Reorganizaton expense	(389)	-
Other	(1,813)	(1,298)

Loss from continuing operations	$(6,458)	$(4,359)

Summarized financial information concerning our reportable segments for the six months ended June 30, 2007 and 2006 is shown in the following table (in thousands):

		Advanced
	Technologies	Application
	Group	Services Group	Total
For the Six Months Ended June 30, 2007
Revenue	$21,014	$4,041	$25,055
(Loss) contribution before unallocated items	(2,695)	288	(2,407)

For the Six Months Ended June 30, 2006
Revenue	11,538	3,631	15,169
(Loss) contribution before unallocated items	(2,644)	200	(2,444)

The following table reconciles the contribution before unallocated items to the loss before discontinued operations for the six months ended June 30, 2007 and 2006 (in thousands):

	Six months ended June 30,
	2007	2006
Loss before unallocated items, per above	$(2,407)	$(2,444)
Corporate general and administrative expenses	(3,345)	(3,112)
Corporate research and development	(60)	(111)
Depreciation and amortization	(1,362)	(866)
Stock based compensation	(534)	(136)
Reorganization expense	(389)
Other	(3,380)	(2,629)

Loss from continuing operations	$(11,477)	$(9,298)

10.	SEGMENT INFORMATION, Continued

The following table reconciles the segments’ total assets to our total assets (in thousands):

	June 30,	December 31,
	2007	2006
Total assets before unallocated items, per above	$33,001	$27,032
Corporate assets:
Cash and cash equivalents	2,041	1,134
Restricted cash	685	1,041
Current portion of notes receivable	-	324
Other current assets	266	394
Property and equipment, net	616	942
Loan issuance costs	2,663	3,427
Investment	667	745
Notes receivable, net of current portion	-	1,810
	$39,939	$36,849

Following the acquisition of substantially all the operating assets along with certain liabilities of Clarent Corporation in February 2003, we began conducting research and development in Canada. International sales of our products and services continue to originate only from the United States. The geographic distribution of our revenue and contribution before unallocated items (in thousands) are as follows:

	Canada	United States	Total
For the Three Months ended June 30, 2007
Revenue	$-	$12,570	$12,570
(Loss) contribution before unallocated Items	(1,105)	(588)	(1,693)

For the Three Months ended June 30, 2006
Revenue	-	8,381	8,381
Loss before unallocated Items	(1,281)	213	(1,068)

For the Six Months ended June 30, 2007
Revenue	-	25,055	25,055
(Loss) contribution before unallocated Items	(2,247)	(160)	(2,407)

For the Six Months ended June 30, 2006
Revenue	-	15,169	15,169
Loss before unallocated Items	(2,575)	131	(2,444)

At June 30, 2007
Total Assets	268	39,671	39,939

At December 31, 2006
Total Assets	551	36,298	36,849

11.	REORGANIZATION COSTS

In the second quarter of 2007, we terminated a senior executive. As a result of this action, we recorded reorganization costs of $389,000 representing our severance obligation.

In the second quarter of 2005, we entered into a sublease agreement with an unrelated party to sublease excess office space at our facility in Atlanta, Georgia. The excess space was primarily due to reductions in the corporate staffing in prior years. As a result of these actions, we recorded an accrual of approximately $2,600,000 for all remaining payments due on this lease, less amounts to be paid by the sublessor, as well as write-offs for furniture and leasehold improvements. We expect to save approximately $1.6 million over the term of the sublease, which expires January 31, 2010. The balance of the accrued loss on sublease is approximately $1.1 million at June 30, 2007.

12.	STOCK OPTIONS AND WARRANTS

We have a stock incentive plan for employees, members of the board of directors, consultants, and other individual contributors to the Company which enables us to grant, as of June 30, 2007, up to 7,000,000 qualified and nonqualified incentive stock options as well as other stock-based awards. In addition, in connection with various financing and acquisition transactions, and for services provided to us, we have issued warrants to purchase our common stock. A summary of stock options and warrants outstanding at June 30, 2007 is as follows:

OPTIONS AND WARRANTS ISSUED TO EMPLOYEES

Range of	Outstanding at	Weighted Average	Exercisable at	Weighted Average
Exercise Prices	June 30, 2007	Exercise Price	June 30, 2007	Exercise Price
$1.00-$1.45	1,937,848	$1.21	409,598	$1.39
$1.46-$2.50	557,020	2.22	546,520	2.23
$2.51-$5.30	76,828	3.10	74,828	3.09
$5.31-$7.50	75,642	6.75	75,642	6.75
$7.51-$90.00	799,905	13.86	799,905	13.86
Total	3,447,243	$4.47	1,906,493	$7.14

Options and warrants issued to employees generally terminate ten years from the date of grant. Termination dates for the options and warrants listed above range from January 3, 2008 to November 20, 2016.

A summary of the status of stock options and warrants granted to employees, directors and consultants as of June 30, 2007, and the changes during the six months ended June 30, 2007 is presented below:

	Number of Shares of Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of period	4,638,493	$4.28
Granted	100,000	1.24
Exercised	-	-
Forfeited	(960,000)	1.47
Expired	(331,250)	9.46
Outstanding at end of period	3,447,243	$4.47
Exercisable at end of period	1,906,493	$7.14

The weighted average grant date fair value for options granted during the three and six months ended June 30, 2007 was $89,000 and $89,000, respectively.

12. STOCK OPTIONS AND WARRANTS, Continued

A summary of warrants issued primarily in connection with financing transactions is as follows:

Exercise Price	Outstanding Warrants	Exercise Price	Expiration Date
$0.01-$1.25	6,135,468	$1.00	September 2011 and beyond
$1.56	5,614,692	1.56	August 2011
$1.83.-$2.45	3,262,400	2.30	February 2010 - February 2015
$5.14	491,505	5.14	February 2011
Total	15,504,065	$1.61

The exercise price and number outstanding for certain warrants previously issued have been adjusted according to their anti-dilution provisions.

A summary of the status of warrants issued primarily in connection with financing as of June 30, 2007, and the changes during the six months ended June 30, 2007 is presented below:

	Number of Outstanding Warrants	Weighted Average Exercise Prices
Outstanding at beginning of period	11,962,944	$1.81
Granted	3,541,121	1.24
Exercised	-	-
Expired	-	-
Outstanding at end of period	15,504,065	$1.61
Exercisable at end of period	15,504,065	$1.61

The warrants to purchase 2.7 million shares of our common stock issued in connection with the private placement in January and February 2007, are exercisable for a period of five years and at an exercise price of $1.24 per share.

The warrants to purchase 841,121 shares of our common stock issued in connection with the Sentito Merger in April 2007, are exercisable for a period of five years at an exercise price of $1.25.

In December 2004, the FASB issued Statement of Financial Accounting Standards “SFAS” No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in 2006 includes: (i) compensation costs for all share-based payments granted prior to, but not fully vested as of January 1, 2006, based on the grant date fair value as calculated under the pro forma disclosure-only expense provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with provisions of SFAS No. 123(R). The adoption of SFAS No. 123(R) primarily resulted in compensation expense being recorded for stock options. The results for prior periods have not been restated.

During the three months ended June 30, 2007 and 2006, we recorded compensation expense of $159,000 and $104,000 respectively, related to the expensing of our stock options. During the six months ended June 30, 2007 and 2006, we recorded compensation expense of $649,000 and $159,000, respectively, related to the expensing of our stock options.

12.	STOCK OPTIONS AND WARRANTS, Continued

The fair value of options granted in the six months ended June 30, 2007 and 2006, based on the Black-Scholes valuation model, used the following assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Risk-free interest rate	4.9%	5.0%
Expected life	4 years	4 years
Expected volatility	92.60%	106.00%
Expected dividend yield	0.0%	0.0%

As of June 30, 2007, there was $1.2 million of total unrecognized compensation cost related to unvested options. The cost is expected to be recognized over the weighted-average period of 2.3 years.

We define in-the-money stock options at June 30, 2007 as options that had exercise prices that were lower than the $0.83 market price of the common stock at that date. As of June 30, 2007, there were no stock options outstanding that were in-the-money.

A summary of the status of nonvested stock options at June 30, 2007 and the changes during the six months ended June 30, 2007 is presented below:

Nonvested shares at
January 1, 2007	2,422,753

Granted	100,000
Vested	(22,003)
Forfeited	(960,000)

Nonvested shares at
June 30, 2007	1,540,750

Our stock incentive plan also provides for stock purchase authorizations, stock bonus awards and issuance of restricted stock. In January 2007, restricted stock awards totaling 420,000 were granted under the stock incentive plan to our board of directors for their board services during 2007. The shares vest 25% on March 30, 2007, June 29, 2007, September 28, 2007 and December 31, 2007, respectively. Upon issuance we recorded deferred compensation of $547,000. For the three and six months ended June 30, 2007, we recorded stock-based compensation, related to these restricted shares, of $137,000 and $274,000, respectively. As of June 30, 2007, deferred compensation of $274,000 is recorded on our consolidated balance sheet.

During the first quarter of 2007, stock awards totaling 25,167, which were immediately vested, were granted under the stock incentive plan. For the three months ended March 31, 2007, we recorded stock-based compensation of $23,300 related to these shares.

During the second quarter of 2007, stock awards totaling 39,912, which were immediately vested, were granted under the stock incentive plan. For the three months ended June 30, 2007, we recorded stock-based compensation of $35,400 related to these shares. In addition, 85,000 restricted stock awards were granted to employees under the stock incentive plan and vest over a service period of approximately 3.5 years. For the three months ended June 30, 2007, we recorded stock-based compensation of $5,600 related to these shares.

13.	NET LOSS PER SHARE

Basic and diluted net loss per share are computed in accordance with SFAS No. 128, “Earnings Per Share,” using the weighted average number of common shares outstanding. The diluted net loss per share for the three and six months ended June 30, 2007 and 2006 does not include the effect of the common stock equivalents, calculated by the treasury stock method, as their impact would be anti-dilutive. Using the treasury stock method, common stock equivalents are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Shares issuable under conversion of preferred stock	-	478,022	-	240,332
Shares issuable under stock options	-	1,428	91	5,319
Shares issuable pursuant to warrants
to purchase common stock	794,755	4,779	906,172	4,808
	794,755	484,229	906,263	250,459

14.	PRIVATE PLACEMENT

On January 30, 2007, February 2, 2007, February 5, 2007 and February 9, 2007, we issued 2,000,000 shares, 2,000,000 shares, 250,000 shares, and 750,000 shares of our common stock, respectively, and warrants to purchase 1,080,000 shares, 1,080,000 shares, 135,000 shares, and 405,000 shares of our common stock, respectively, in a private placement transaction for an aggregate purchase price of approximately $5,000,000, or $1.00 per share. The warrants issued in connection with the private placement are exercisable for a period of five years at an exercise price of $1.25 per share. We received proceeds from the private placement of approximately $4,297,000, net of expenses.

15.	COMMON STOCK ISSUED IN CONNECTION WITH ACQUISITION OF BUSINESS ASSETS OF WSECI

As described in Note 2 - Mergers and Acquisitions: WSECI, we issued during the quarter ended March 31, 2007 62,950 shares of our common stock, as contingent consideration pursuant to the WSECI Asset Purchase Agreement.

16.	COMMON STOCK ISSUED IN CONNECTION WITH ACQUISITION OF SENTITO

As described in Note 2 - Mergers and Acquisitions: Acquisition of Sentito, we issued during the quarter ended June 30, 2007, 7,631,465 restricted shares of our common stock, pursuant to the Merger Agreement.

17.	LITIGATION

Except as described in Note 18 to our audited consolidated financial statements included in the Annual Report, we are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our business, and we do not expect this ordinary litigation to have a material adverse effect on the Company. Except as otherwise provided in Part II, Item 1 “Legal Proceedings” of this Quarterly Report, there have been no material developments regarding the pending material legal proceedings described in Note 18 to our audited consolidated financial statements included in the Annual Report during the six months ended June 30, 2007.

18.	INCOME TAXES

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), with no impact on beginning retained earnings. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in financial statements. As of January 1, 2007, we had no unrecognized tax benefits.

We believe it is possible that a portion of our net operating losses may not be utilizable due to the operation of Internal Revenue Code section 382. We have not performed a comprehensive analysis to determine any limitation. Accordingly, upon completion of such an analysis, it may be necessary to record additional unrecognized tax benefits associated with our inability to fully utilize our net operating losses as a result of a section 382 limitation.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within our income tax expense. Due to our net operating loss carryforward position, we recognized no interest and penalties at January 1, 2007 associated with our uncertain tax positions.

Tax years 2003, 2004, 2005 and 2006 remain subject to examination by Federal and State taxing authorities. Our primary state tax jurisdictions are Alabama, California, Colorado, Georgia, Minnesota, Pennsylvania, Utah and our international jurisdictions are the United Kingdom and Canada. Open tax years for all jurisdictions are for the tax years 2003 to 2006 with the exception of the United Kingdom, for which the open tax years are 2004 to 2006.

We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the twelve month period ended December 31, 2007.

19.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of the adoption of SFAS No. 157 will have on our consolidated financial statements.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report and in future filings by us with the SEC and in our written and oral statements that are not statements of historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “will” and similar expressions are examples of words that identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding our future financial position, business strategy and expected cost savings. These forward-looking statements are based on our current beliefs, as well as assumptions we have made based upon information currently available to us.

Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:

-	the volatility of the price of our common stock;
-	the delisting of our common stock from the Nasdaq Capital Market if the bid price falls and remains below $1.00 per share for a specified period;
-	our obligation to pay liquidated damages to certain investors under certain circumstances;
-	we may be unable to fund future growth;
-	the risks associated with acquisitions;
-	our ability to be profitable;
-	our ability to attract and retain qualified personnel;
-	general economic conditions of the telecommunications market;
-	our research and development expenditures;
-	market demand for, and market acceptance of, our products;
-	legal claims against us, including, but not limited to, claims of patent infringement;
-	our ability to protect our intellectual property;
-	defects in our products;
-	our obligations to indemnify certain customers;
-	our exposure to risks inherent in international operations and emerging markets;
-	our dependence on contract manufacturers and suppliers;
-	general economic and business conditions; and
-	other risks and uncertainties disclosed in the Annual Report and in our other filings with the SEC.

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

Overview

We are a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools and outsourced customer support services. Our continuing operations include two separate business segments: (i) the Technologies Group, which includes our softswitching and NetPerformer divisions (the two businesses acquired from Clarent Corporation in February 2003), our I-Master division (acquired from WSECI in March 2005) and our subsidiaries, Telemate.Net, Verso Verilink (acquired from Group in June 2006) and Sentito (acquired by merger in April 2007); and (ii) the Advanced Applications Services Group, which includes our technical applications support group. The Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Technologies Group offers hardware-based solutions (which include software) for companies seeking to build private, packet-based voice and data networks, and software-based solutions for Internet access and usage management that include call accounting and usage reporting for IP network devices, and the product suite acquired in the Verilink Acquisition that provides access, multiplexing and transport of voice and data services that extend legacy networks as well as next generation converged access solutions. The products and technology acquired in the Sentito Acquisition augment our softswitching division’s product offerings. The Advanced Applications Services Group includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Technologies Group.

Since 2001, we have been selling products to the carrier market and focusing our strategic direction on developing and marketing next-generation communications products. Our current business was built on acquisitions made by us by leveraging the economic downturn in the telecommunications area. In the first quarter of 2003, we acquired substantially all of the operating assets of Clarent Corporation, which provided us with patented VoIP technologies for both the carrier and enterprise markets (primarily serving international markets) and significantly increased our market share in the worldwide softswitch market.

Our strategy through 2003 was to add next-generation communications products to our suite of products through strategic acquisitions and to leverage these operations through cost reductions to enhance cash flow. With the acquisition of substantially all of the operating assets of Clarent Corporation, we moved our growth strategy toward international markets. As the acquisition of substantially all of the operating assets of Clarent Corporation was funded primarily by short-term seller financing, generating cash flow from operations during 2003 was required to meet the debt repayment obligations. As such, we leveraged our combined operations, reducing sales, general and administrative costs (as compared to costs prior to the acquisition), while preserving the research and development expenditures, which are vital to our long-term growth and viability.

In 2004, we began moving towards an open standards platform, and we significantly increased our expenditures for sales and marketing to focus on long-term sustainable revenue growth. In the first quarter of 2004, we completed a private placement raising approximately $16.5 million, net of expenses, to fund the expanded sales and marketing programs. As expected, these additional expenditures significantly increased the operating loss from continuing operations in 2004.

In January 2005, we disposed of substantially all of the operating assets of our NACT and MCK businesses to better focus our capital and management resources on areas which we believe have greater potential given our strategy to focus on next-generation network and solutions to improve cash utilization. In addition, we disposed of our NACT business because we wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable us to offer a competitive product for Tier 1 and Tier 2 carriers. We believe that the I-Master platform, which we acquired from WSECI in March 2005 after forming a strategic partnership with WSECI in the latter half of 2004, permits us to offer a better solution. Further, we disposed of our MCK business because we intend to focus on next-generation solutions for service providers and the MCK products did not fit that profile. The operations of the NACT and MCK businesses have been reclassified as discontinued operations in the our consolidated financial statements.

On June 16, 2006, we acquired all of the outstanding equity interests of Verso Verilink from Group pursuant to the Purchase Agreement. At the time of the Verilink Acquisition, Holdings’ assets consisted of substantially all of the business assets of the Verilink Sellers, other than the accounts receivable and certain fixed assets of the Verilink Sellers which were transferred to Group prior to the Verilink Acquisition. Holdings’ assets were used by the Verilink Sellers in their business of developing, manufacturing, marketing and selling broadband access solutions for computer networks.

On December 29, 2006, pursuant to the iMarc Acquisition, we purchased certain assets of Paradyne related to the iMarc Business. The iMarc product line is a family of ATM, IP service units, and branch monitors that provides intelligent demarcation between carrier and enterprise networks, allowing for easier management. The iMarc product line is complementary to the Verilink product line and is being integrated into the Verilink business.

On April 17, 2007, we acquired Sentito, a provider of media and signaling gateway equipment to the telecommunications market. The acquisition expands our product portfolio and further supports our strategy of providing fully integrated next generation communications solutions to the carrier market. In addition, the transaction is expected to enable us to take advantage of an active Russian and Eastern European distribution partnership.

We believe that the foregoing events significantly affect the comparability of our results of operations from year to year and period to period. You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

For the three months ended June 30, 2007, our net loss totaled $6,458,000, or $0.12 per share, compared with a net loss of $4,359,000, or $0.13 per share, for the same period in 2006.

Continuing Operations

For the three months ended June 30, 2007, our net loss from continuing operations totaled $6,458,000, or $0.12 per share, compared with a net loss of $4,359,000 or $0.13 per share, for the same period in 2006.

Total revenue was $12,570,000 in the three months ended June 30, 2007, reflecting a 50% increase from the same period in 2006. Products revenue increased from $5,156,000 in the three months ended June 30, 2006 to $8,769,000 in the three months ended June 30, 2007. The increase in product revenue in the Technologies Group is attributable to the Verilink product suite and the iMarc product line acquired in June 2006 and December 2006, respectively. Services revenue was $3,801,000 for the three months ended June 30, 2007, reflecting a 18% increase from the same period in 2006, the increase in revenue is primarily due to the addition of the Verilink professional services group, partially offset by declines in the other divisions of the Technologies Group product services.

Gross profit was 35% of revenue in the three months ended June 30, 2007, compared to 40% of revenue for the same period in 2006. The decline in gross margin percentage is primarily due to the impact of the lower gross margins on the Verilink business, which was acquired in June 2006. Gross margin in the Verilink business is lower than our historical gross margin due to the significance of Verilink’s professional services business in its overall revenue mix and the mix of our other product sales in the second quarter of 2007.

Total operating expenses incurred for the three months ended June 30, 2007, were $9,031,000, an increase of $2,623,000 compared with the same period in 2006. The operating expenses associated with Verilink, iMarc and Sentito, which were acquired in June 2006, December 2006 and April 2007, respectively, resulted in overall increased operating expenses of approximately $2,397,000 compared with the second quarter of 2006. For the categories of operating expenses, the increase is primarily attributable to the following items: increase in general and administrative expenses of $783,000, sales and marketing expenses of $657,000 and research and development expenses of $430,000. In addition, we also incurred increased operating expenses associated with stock based compensation of $55,000, depreciation and amortization of $309,000, and reorganization expense of $389,000.

General and administrative expenses for the three months ended June 30, 2007, were $3,027,000, an increase of $816,000 compared to the same period in 2006. The increase is primarily attributable to Verilink’s and Sentito’s general and administrative expenses of $559,000 and stock compensation expense.

Sales and marketing expenses for the three months ended June 30, 2007 were $2,483,000, an increase of $682,000 compared to the same period in 2006. The increase is primarily due to the addition of Verilink and Sentito’s expenses of $935,000 partially offset by the reduction of other sales and marketing program expenses.

Research and development expenses for the three months ended June 30, 2007 were $2,421,000, an increase of $427,000 compared to the same period in 2006. The increase in expense is attributed to Verilink and Sentito expenses of $886,000 partially offset by a reduction of softswitching division personnel and related costs of $140,000.

The increase in depreciation and amortization expense is related to additional amortization associated with the acquired intangibles of the Verilink, iMarc, and Sentito businesses partially offset by the effect of fully depreciated assets and lower capital additions.

During the three months ended June 30, 2007, we terminated a senior executive. As a result of this action, we recorded reorganization costs associated with a severance arrangement of $389,000.

As a percent of revenue, operating expenses were 72% during the three months ended June 30, 2007 as compared with 76% for the same period in 2006.

Other expense of $241,000 for the three months ended June 30, 2007 includes $231,000 for the loss on the discount associated with the prepayment of the Note from Citel PLC.

Equity in loss of investment was $32,000 during the three months ended June 30, 2007, compared with a loss of $41,000 for the same period in 2006. This amount represents our portion of BeTrue’s losses or income.

Net interest expense was $1,540,000 during the three months ended June 30, 2007, an increase of $283,000 compared with the same period in 2006. Included in net interest expenses was amortization of loan fees and discount on convertible debentures which were $1,015,000 for the three months ended June 30, 2007 as compared to $931,000 for the three months ended June 30, 2006. The increase in the interest expenses was primarily attributable to interest and amortization of the loan issuance costs associated with the credit facility.

Business Unit Performance

	Packet-based		Advanced
	Technologies		Applications
(Dollars in thousands)	Group		Services Group		Consolidated
For the Three Months Ended June 30,	2007	2006	2007	2006	2007	2006
Revenue	$10,646	$6,657	$1,924	$1,724	$12,570	$8,381

Gross profit	3,874	3,151	512	195	4,386	3,346
Gross margin	36%	47%	27%	11%	35%	40%
General and administrative	1,051	592	157	110	1,208	702
Sales and marketing	2,323	1,706	125	86	2,448	1,792
Research and development	2,387	1,908	-	-	2,387	1,908
Stock based compensation	26	12	10	-	36	12

(Loss) contribution before unallocated items	$(1,913)	$(1,067)	$220	$(1)	(1,693)	(1,068)

Unallocated items:
Corporate general and administrative					1,695	1,414
Corporate research and development					34	85
Depreciation and amortization					711	402
Stock based compensation					123	92
Reorganization expense					389	-
Operating loss					(4,645)	(3,061)
Other					(1,813)	(1,298)
Loss before income taxes					$(6,458)	$(4,359)

Technologies Group

Total revenue from the Technologies Group was $10,646,000 in the three months ended June 30, 2007, a 60% increase from the same period in 2006. The increase was primarily attributable to the revenues related to the Verilink and iMarc product suites acquired on June 16, 2006 and December 29, 2006, respectively, and softswitching products, partially offset by a decline in revenue for the NetPerformer, I-Master and Telemate.Net products.

Gross profit increased by $723,000 in the three months ended June 30, 2007, and was 36% of revenue, compared with 47% in the same period in 2006. The increase in gross profit dollars is attributable to the increase in revenue. The decline in gross margin percentage is due to several factors, the most significant being the impact of the lower gross margins on Verilink business, which was acquired in June of 2006. Gross margin in the Verilink business is lower than our historical gross margin due to the significance of Verilink’s professional services business in its overall revenue mix. Other factors include the mix of our other product sales in the second quarter of 2007 and the costs associated with consolidating our production operations.

Allocated operating expenses incurred in the Technologies Group for the three months ended June 30, 2007, were $5,787,000, an increase of $1,569,000 compared to the same period in 2006. The increase in general and administrative expenses resulted primarily from the increase of $559,000 for Verilink, iMarc, and Sentito net of decreases in softswitching division expense. The increase in sales and marketing expenses of $617,000 to $2,323,000 is primarily attributable to $935,000 increase for Verilink and Sentito partially offset by a reduction in marketing personnel and programs and a reduction in other sales expenses. The increase in research and development expenses resulted from Verilink and Sentito expenses of $886,000 partially offset by reductions in the softswitching division. As a percent of revenue, operating expenses for the Technologies Group were 54% during the three months ended June 30, 2007, a decrease from 63% during the same period in 2006.

Advanced Applications Services Group

Total revenue for the Advanced Applications Services Group was $1,924,000 in the three months ended June 30, 2007, a 12% increase from the same period in 2006. The increase in revenue is related to an increase in outsourced services for a significant hospitality related customer.

Gross profit increased by $317,000 in the three months ended June 30, 2007, and was 27% of revenue, compared with 11% of revenue in the same period in 2006. The increase in gross profit dollars and gross margin percentage was primarily attributable to enhanced utilization of the existing support infrastructure.

Allocated operating expenses incurred in Advanced Applications Services Group for the three months ended June 30, 2007, were $292,000 an increase of $96,000 compared to the same period in 2006.

Discontinued Operations

No discontinued operations were recorded in the three months ended June 30, 2007 since we disposed of substantially all of the operating assets of our NACT and MCK businesses in January 2005.

Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006

For the six months ended June 30, 2007, our net loss totaled $11,447,000, or $0.23 per share, compared with a net loss of $9,298,000, or $0.29 per share, for the same period in 2006.

Continuing Operations

For the six months ended June 31, 2007, our net loss from continuing operations totaled $11,447,000, or $0.23 per share, compared with a net loss of $9,298,000 or $0.29 per share, for the same period in 2006.

Total revenue was $25,055,000 in the six months ended June 30, 2007, reflecting an 65% increase from the same period in 2006. Products revenue increased from $8,753,000 in the six months ended June 30, 2006 to $17,046,000 in the six months ended June 30, 2007. The increase in product revenue in the Technologies Group is attributable to the Verilink product suite and the iMarc product line acquired in June 2006 and December 2006, respectively. Services revenue was $8,009,000 for the six months ended June 30, 2007, reflecting a 25% increase from the same period in 2006, primarily due to the increase in revenue from Verilink professional services group, net of declines primarily in the other divisions of the Technologies Group product services.

Gross profit was 36% of revenue in the six months ended June 30, 2007, compared to 41% of revenue for the same period in 2006. The decline in gross margin percentage is due to several factors: first, the impact of the lower gross margins on the Verilink business, which was acquired in June 2006. Gross margin in the Verilink business is lower than our historical gross margin due to the significance of Verilink’s professional services business in its overall revenue mix.

Total operating expenses incurred for the six months ended June 30, 2007, were $17,021,000, an increase of $4,164,000 compared with the same period in 2006. Verilink, iMarc and Sentito operating expenses added approximately $3,896,000 to total operating expenses. On a functional basis, the increase is primarily attributable to the following items: increase in general and administrative expenses of $857,000, sales and marketing expenses of $1,235,000 and research and development expenses of $697,000. In addition, we also incurred increased operating expenses associated with stock based compensation of $490,000, depreciation and amortization of $496,000, and reorganization expense of $389,000.

General and administrative expenses for the six months ended June 30, 2007, were $5,899,000, an increase of $1,255,000 compared to the same period in 2006. The increase is attributable to Verilink and Sentito general and administrative expenses of $879,000, and stock compensation expense.

Sales and marketing expenses for the six months ended June 30, 2007 were $4,870,000, an increase of $1,296,000 compared to the same period in 2006. The increase is primarily due to the addition of Verilink and Sentito expenses of $1,662,000 partially offset by the reduction of other sales and marketing program expenses.

Research and development expenses for the six months ended June 30, 2007 were $4,501,000, an increase of $728,000 compared to the same period in 2006. The increase in expense is attributed to Verilink and Sentito expenses of $1,325,000 partially offset by a reduction of softswitching division personnel and related costs of $140,000.

The increase in depreciation and amortization expense is related to additional amortization associated with the acquired intangibles of the Verilink, iMarc, and Sentito businesses partially offset by the effect of fully depreciated assets and lower capital additions.

During the six months ended June 30, 2007, we terminated a senior executive. As a result of this action, we recorded reorganization costs associated with severance of $389,000.

As a percent of revenue, operating expenses were 68% during the six months ended June 30, 2007 as compared with 85% for the same period in 2006.

Additional other expense of $246,000 was recorded during the six months ended June 30, 2007 compared with a net other income of $2,000 for the same period in 2006. The increase for the six months ended June 30, 2007 relates to the $231,000 loss on the discount associated with the prepayment of the Note from Citel PLC.

Equity in loss of investment was $78,000 during the six months ended June 30, 2007, compared with a loss of $107,000 for the same period in 2006. This amount represents our portion of BeTrue’s losses or income.

Net interest expense was $3,056,000 during the six months ended June 30, 2007, an increase of $532,000 compared with the same period in 2006. Included in net interest expenses was amortization of loan fees and discount on convertible debentures which were $2,048,000 for the six months ended June 30, 2007 as compared to $1,836,000 for the six months ended June 30, 2006. The increase in the interest expenses was primarily attributable to interest and amortization of the loan issuance costs associated with the credit facility.

Business Unit Performance

	Packet-based		Advanced
	Technologies		Applications
(Dollars in thousands)	Group		Services Group		Consolidated

For the Six Months Ended June 30,	2007	2006	2007	2006	2007	2006
Revenue	$21,014	$11,538	$4,041	$3,631	$25,055	$15,169

Gross profit	8,093	5,591	831	597	8,924	6,188
Gross margin	39%	48%	21%	16%	36%	41%
General and administrative	1,732	1,154	288	236	2,020	1,390
Sales and marketing	4,560	3,396	233	161	4,793	3,557
Research and development	4,403	3,662	-	-	4,403	3,662
Stock based compensation	93	23	22	-	115	23

(Loss) contribution before unallocated items	$(2,695)	$(2,644)	$288	$200	(2,407)	(2,444)

Unallocated items:
Corporate general and administrative					3,345	3,112
Corporate research and development					60	111
Depreciation and amortization					1,362	866
Stock based compensation					534	136
Reorganization expense					389	-
Operating loss					(8,097)	(6,669)
Other					(3,380)	(2,629)
Loss before income taxes					$(11,477)	$(9,298)

Technologies Group

Total revenue from the Technologies Group was $21,014,000 in the six months ended June 30, 2007, a 82% increase from the same period in 2006. The increase was attributable to the revenue related to the Verilink and iMarc product suites acquired on June 16, 2006 and December 29, 2006, respectively, and softswitching products, net of decline in revenue for the NetPerformer, I-Master and Telemate.Net products.

Gross profit increased by $2,502,000 in the six months ended June 30, 2007, and was 39% of revenue, compared with 48% in the same period in 2006. The increase in gross profit dollars is attributable to the increase in revenue. The most significant factor in the decline in gross margin percentage is due to the impact of the lower gross margins on Verilink business, which was acquired in June of 2006. Gross margin in the Verilink business is lower than our historical gross margin due to the significance of Verilink’s professional services business in its overall revenue mix.

Allocated operating expenses incurred in the Technologies Group for the six months ended June 30, 2007, were $10,788,000, an increase of $2,553,000 compared to the same period in 2006. The increase in general and administrative expenses resulted primarily from the increase of $879,000 for Verilink, iMarc and Sentito net of decreases in Softswitch expense. The increase in sales and marketing expenses of $1,235,000 to $4,560,000 is primarily attributable to $1,662,000 increase for Verilink, and Sentito partially offset by a reduction in marketing personnel and programs and a reduction in other sales expense. The increase in research and development expenses resulted from Verilink and Sentito expenses of $1,326,000 partially offset by reductions in Softswitch expense. As a percent of revenue, operating expenses for the Technologies Group were 51% during the six months ended June 30, 2007, a decrease from 71% during the same period in 2006.

Advanced Applications Services Group

Total revenue for the Advanced Applications Services Group was $4,041,000 in the six months ended June 30, 2007, an 11% increase from the same period in 2006. The increase in revenue is related to an increase in outsourced services for a significant hospitality related customer.

Gross profit increased by $234,000 in the six months ended June 30, 2007, and was 21% of revenue, compared with 16% of revenue in the same period in 2006. The increase in gross profit dollars and gross margin percentage was primarily attributable to enhanced utilization of the existing support infrastructure.

Allocated operating expenses incurred in Advanced Applications Services Group for the six months ended June 30, 2007, were $543,000 an increase of $146,000 compared to the same period in 2006.

Discontinued Operations

No discontinued operations were recorded in the six months ended June 30, 2007 since we disposed of substantially all of the operating assets of our NACT and MCK businesses in January 2005.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates and assumptions on historical experience and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Factors that could affect our future operating results and cause actual results to vary from expectations include, but are not limited to, lower than anticipated growth from existing customers, an inability to attract new customers, an inability to successfully integrate acquisitions and technology changes, or a decline in the financial stability of our customers. Negative developments in these or other risk factors could have a material adverse affect on our financial position and results of operations. Actual results could differ from management estimates. There were no changes to our critical accounting policies and estimates included in our Annual Report. A summary of our critical accounting policies follows:

Revenue Recognition

We recognize revenue when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. The determination of whether the collectibility is reasonably assured is based upon an assessment of the creditworthiness of the customers. In instances where the collection of a receivable is not reasonably assured, the revenue and related costs are deferred.

Deferred revenue generally represents amounts collected for which revenue has not yet been recognized. It is principally comprised of deferred maintenance revenue.

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as updated by SAB No. 104 and in accordance with Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables”, Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP No. 97-2”) and SOP No. 98-9, “Software Revenue Recognition with Respect to Certain Transactions” (“SOP No. 98-9”).

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

We routinely analyze and establish, as necessary, reserves at the time of shipment for product returns and allowances and warranty costs.

As a consequence of the Verilink Acquisition, we now have certain distributors who have the right to return product for stock rotation purposes. Every quarter, stock rotation rights are limited to a percentage of invoiced sales to the distributor in the prior quarter. The percentage of sales used to determine the stock rotation right is based upon the terms of the executed distributor agreements with us. We reduce revenue and maintain a reserve for an estimate of potential stock rotation returns related to the current period product revenue. Management analyzes historical returns, channel inventory levels, current economic trends and changes in customer demand for our products when evaluating the adequacy of the reserve for stock rotation returns.

Allowance for Doubtful Accounts

We are required to estimate the collectibility of our trade receivables. Considerable judgment is required in assessing the ultimate realization of these receivables, including the creditworthiness of each customer. The evaluation is based on credit information and collection history concerning the customer up and through the determination date. We determine the allowance for doubtful accounts based on a specific review of outstanding customer balances and a general reserve based upon aging of customer accounts and write-off history. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current telecommunications and general economic environments and updates to customer credit information and collection activity.

Inventory Obsolescence

We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare that demand with the current and committed inventory levels. We have recorded changes in net realizable values in recent periods due to the impact of current and future technology trends and changes in strategic direction, such as discontinuances of product lines, as well as, changes in market conditions due to changes in demand requirements. Estimates of the future demand for inventory are based on historical usage for different products, as well as estimates of inventory required to fulfill maintenance requirements for products previously sold. It is possible that changes in the net realizable value of inventory may continue to occur in the future due to the current market conditions.

Liabilities of Discontinued Operations

In January 2005, we disposed of substantially all of the operating assets of our NACT and MCK businesses. As a result of these sales, certain liabilities of MCK are now classified as discontinued operations and netted against these liabilities are sublease payments to be received by us for one lease obligation through March 31, 2007.

During 2001, we initiated certain restructuring plans and discontinued operations of our legacy value-added reseller business. In conjunction with these restructuring plans, we established a restructuring reserve account for the estimated costs related to the plans. These costs primarily related to facilities closings, severance costs and other businesses exiting costs. For the facilities closings cost, a reserve was established for all remaining lease payments due on buildings and equipment that were no longer being utilized in continuing operations, less assumptions for sub-leases. The accrual for one of the leases with total payments remaining through January 31, 2010 of $1,154,000 is offset by sublease receipts to us totaling $448,000 through the end of the lease term and assumes an amount of $223,000 for the extension of one of the subleases through the end of the lease term.

As of June 30, 2007, we had a remaining balance of approximately $1,364,000 in liabilities of discontinued operations. We currently believe that this remaining estimated balance is sufficient to cover future obligations associated with the restructurings; however, changes in these estimates could occur based on changes in the financial condition of the subleases.

Deferred Tax Asset Valuation Allowance

We currently have significant deferred tax assets, which are subject to periodic recoverability assessment. Realization of our deferred tax assets is principally dependant upon achievement of projected future taxable income. Our judgments regarding future profitability may change due to market conditions, our ability to continue to successfully execute our strategic plan and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances. Due to the uncertainty of our ability to recognize the entire tax benefit, we established an offsetting provision for the tax assets.

Litigation and Related Contingencies

We are subject to proceedings, lawsuits and other claims related to labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as, potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made by us with assistance of our legal counsel after careful analysis of each individual issue based upon the then-current facts and circumstances. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

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

Liquidity and Capital Resources

Summary

Liquidity is the measurement of our ability to have adequate cash or access to cash at all times in order to meet financial obligations when due, as well as to fund corporate expansion and other activities. For the last three years, we have met our liquidity requirements through a combination of cash provided by debt from third party lenders, issuances of debt and equity securities and purchases and divestitures of other businesses.

At June 30, 2007, we had a negative working capital position (excess of current assets over current liabilities) of $3,863,000 compared to a negative working capital position of $768,000 at December 31, 2006. Our cash and restricted cash totaled $2,726,000 at June 30, 2007 and $2,175,000 at December 31, 2006. Total long-term debt, net of discount, was $9,977,000 at June 30, 2007 and $12,634,000 at December 31, 2006.

On September 20, 2006, we entered into the Security Agreement with our primary lender which provides for a three-year, $14.0 million revolving credit facility. The new credit facility replaced our prior $10.0 million credit facility.

The credit facility consists of two tranches: (i) Tranche A, an $8.0 million tranche, the availability of which is subject to a borrowing base; and (ii) Tranche B a $6.0 million tranche, of which $5.0 million is outstanding and the remainder of which will be available when we generate EBITDA (earnings before interest, income taxes, depreciation and amortization and non-cash stock compensation expense) in excess of $500,000 in any one fiscal quarter. Borrowing availability under Tranche B is not subject to a borrowing base. Borrowing ability under Tranche A is determined pursuant to a formula which is based on the value of our eligible accounts receivables and inventory and borrowings under Tranche A accrue interest at a rate of prime rate plus 2%, provided that the interest rate shall not be less than 9% (10.25% at June 30, 2007). Borrowing ability under Tranche B is reduced from the initial $6.0 million amount by $187,500 per month, beginning in February 2007, and borrowings under Tranche B accrue interest at a fixed rate of 15%. Borrowings under the credit facility shall be made first under Tranche B to the extent of availability thereunder and then under Tranche A to the extent of availability thereunder.

As of June 30, 2007, we had outstanding borrowings including interest under Tranche A and Tranche B of $3,569,000 and $5,063,000, respectively. The remaining borrowing availability under the credit facility at June 30, 2007 was $2.6 million under Tranche A and $0 under Tranche B.  In June 2007, we purchased credit insurance on our international accounts receivable.  We are now able to include our insured international accounts receivable in our borrowing base which has expanded our availability as previously we were restricted to only domestic accounts receivable in our borrowing base.

On February 4, 2005, we completed a private placement of senior unsecured convertible debentures and warrants pursuant to a securities purchase agreement with certain institutional investors. We issued $13,500,000 of senior unsecured convertible debentures, Series A warrants exercisable for 2,200,000 shares of our common stock and Series B warrants exercisable for 2,000,000 shares of our common stock. The senior unsecured convertible debentures bear interest at 6.75% per annum and are due February 2009 and are convertible into approximately 5,400,000 shares of our common stock at an initial conversion price of $2.50 per share, subject to anti-dilution adjustments and certain limitations. Interest is payable on a quarterly basis and principal became payable on a quarterly basis beginning August 2006. The Series A warrants issued in connection with the private placement are exercisable for a period of five years commencing on February 4, 2005 and at an exercise price of $3.60 per share. The Series B warrants issued in connection with the private placement were exercisable for a period of 90 days, commencing on June 16, 2005 and had an exercise price of $3.90 per share. The Series B warrants expired in September 2005. We received net proceeds of approximately $12,500,000, including $1,600,000 in restricted cash, net of expenses.

On February 12, 2003, we acquired substantially all the business assets and assumed certain related liabilities of Clarent Corporation for $9,800,000 in notes. At June 30, 2007, a $3,000,000 secured note due February 12, 2008, which bears interest at 5% per annum, remains outstanding. The assets we purchased from Clarent Corporation secure the note.

On February 17, 2006, we issued, in a private placement, 5,400,000 shares of our common stock and warrants to purchase 5,400,000 shares of our common stock for an aggregate purchase price of approximately $7,100,000, or $1.30 per share. The warrants issued in connection with the private placement are exercisable, after six months, for a period of five years at an exercise price of $1.56 per share. We received proceeds from the private placement of approximately $6,800,000, net of expenses.

On June 30, 2006, in connection with the completion of the Admission of Citel U.K.’s entire issued share capital to AIM, the Company and CITEL amended the Note such that the principal balance of the Note became due and payable as follows: $870,000 to be paid within one business day of Admission; followed by 6 monthly installments of $75,000 commencing 12 months from the date of Admission; and all remaining outstanding principal and accrued interest under this note will be due and payable on January 21, 2008. In July 2006, we received the $870,000 as contemplated by the amendment to the Note.

On July 18, 2006, we entered into the CM Agreement with CM, our contract manufacturer of our Verilink product line. Pursuant to the CM Agreement, CM has purchased certain electrical components valued at $2.0 million from us for use in the manufacture of finished goods to be purchased by the Company. In addition, we have agreed to assign to CM an additional amount of unused electrical components valued at $2.0 million for which title will remain with us. We have an obligation under the CM Agreement to purchase during the first two years, products assembled by CM using electrical components valued at $2.0 million. Furthermore, we have agreed to submit purchase orders to CM in a minimum amount of $2.0 million per quarter for the next three years or until the obligation to purchase the Assembled Products has been satisfied.

In connection with executing the CM Agreement, the Company and CM entered into a three-year Manufacturing Agreement which sets forth the terms and conditions under which CM shall manufacture the Assembled Products. As of June 30, 2007 CM had used $1,339,000 of electrical components in the manufacture of the Assembled Products, reduced the outstanding commitment to utilize $2.0 million of electrical components in the first two years of the agreements to approximately $661,000 which reduced the inventory currently assigned to CM to approximately $661,000. The remaining assigned inventory is reflected as inventory on the balance sheet as of June 30, 2007. The assigned inventory is not eligible for inclusion in the borrowing base under our credit facility

In January and February 2007, we issued 5,000,000 shares of common stock and warrants to purchase 2,700,000 shares of our common stock in private placement transactions for an aggregate purchase price of $5,000,000, or $1.00 per share. The warrants issued in connection with the private placement are exercisable for a period of five years at an exercise price of $1.25 per share. We received proceeds from the private placement of approximately $4.4 million, net of expenses.

On May 25, 2007, we entered into an agreement with CITEL and Citel PLC pursuant to which CITEL prepaid the Note, by making an immediate cash payment to us of approximately $1.9 million. In addition, Citel PLC was required to issue to us 62,424 Citel Shares which had a market value of approximately $70,000 as of May 24, 2007 and, based upon representations made by CITEL to us, are fully tradable on the AIM market of the London Stock Exchange. We have agreed not to sell or transfer the Citel Shares prior to January 21, 2008, the original maturity date of the Note. We received the Citel Shares and we canceled the Note and released our security interest in the collateral securing the Note.

Cash Flow

Cash used in our continuing operations in the six months ended June 30, 2007 totaled $5,373,000 compared with $6,294,000 in the same period in 2006. The cash used in continuing operations during the six months ended June 30, 2007 resulted primarily from cash used by continuing operations of $6,263,000 (net loss from continuing operations of $11,477,000 reduced by net non-cash charges totaling $5,214,000, including depreciation and amortization of $1,759,000, amortization of loan fees and discount on convertible subordinated debentures of $2,049,000, provision for doubtful accounts of $76,000, interest expense of $398,000, equity in loss of investment of $78,000, loss on debt restructuring of $231,000 and stock based compensation of $649,000) partially offset by the net increase in current operating assets and liabilities of $890,000. This compares to cash used by continuing operations of $5,935,000 (net loss from continuing operations of $9,298,000, reduced by net non-cash charges totaling $3,363,000 including depreciation and amortization of $1,235,000, amortization of loan fees and discount on convertible subordinated debentures of $1,836,000, provision for doubtful accounts of $124,000, equity in loss of investment of $107,000 and stock based compensation of $159,000) further reduced by the net decrease in current operating assets and liabilities of $359,000 for the six months ended June 30, 2006.

Cash used in our discontinued operations in the six months ended June 30, 2007 totaled $121,000 compared to $1,510,000 in the same period in 2006.

Cash used by investing activities for continuing operations in the six months ended June 30, 2007 of $547,000 compares to cash used in investing activities for continuing operations in the six months ended June 30, 2006 of $10,000. In the six months ended June 30, 2007 we used $1,815,000 in cash related to the iMarc Acquisition and Sentito provided us $1,051,000 in cash related to the acquisition. During the six months ended June 30, 2007 restricted cash decreased by $356,000 compared to a decrease of $187,000 in the same period in 2006. We spent $139,000 and $197,000 on capital expenditures in the six months ended June 30, 2007 and 2006, respectively.

Cash provided by investing activities for discontinued operations in the six months ended June 30, 2007 was $1,880,000, compared to $550,000 in the same period of 2006 that relates to the note issued to it in the sale of the MCK business.

Cash provided by financing activities totaled $5,055,000 in the six months ended June 30, 2007 compared to $7,492,000 in the same period of 2006. For the six months ended June 30, 2007, we received proceeds from a private placement of $4,297,000 (net of associated fees) and from borrowings on the line of credit of $749,000. For the six months ended June 30, 2006, we received proceeds from a private placement of $6,792,000 (net of associated fees) and from borrowings on the line of credit of $2,056,000 which were offset by a payments of $1,350,000 on our notes payable.

Contractual Obligations and Commercial Commitments

The following summarizes our future contractual obligations at June 30, 2007 (in thousands) and excludes interest expense and sublease rentals and assumes that leases are not renewed.

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Line of credit	$8,632	$5,819	$2,813	$-	$-
Notes payable for the purchase of Clarent	3,000	3,000	-	-	-
Senior unsecured convertible debentures	10,406	4,219	6,187	-	-
Operating leases:
Continuing operations	5,524	2,289	3,235	-	-
Discontinued operations	1,000	381	619	-
Total contractual cash obligations	$28,562	$15,708	$12,854	$-	$-

We remain a guarantor on a lease through December 2009 used in the operations of the NACT business, which we sold in January 2005. The total commitment related to this lease is approximately $1,555,000.

Sources of Cash

We have a history of incurring operating losses, and as a result, we have not yet been able to generate positive cash flow from operations. For the remainder of 2007, we expect that our primary sources of cash will be from cash on hand, borrowings under our credit facility as well as other sources. We are currently working on several initiatives to continue to reduce the cash used in continuing operations and to ensure that it has sufficient liquidity to cover our needs for the next twelve months.

During January and February 2007,we issued through private placement transactions an aggregate of 5.0 million shares of common stock and warrants to acquire 2.7 million shares of our common stock for an aggregate purchase price of $5.0 million. The warrants are exercisable over a 5-year period commencing with their issuance at a per share exercise price equal to $1.25. We received approximately $4.4 million, net of expenses.

As previously mentioned, on September 20, 2006, we entered into a new credit facility which provides for a three-year, $14.0 million revolving credit facility. The new credit facility replaced our prior $10.0 million credit facility and thus increased our availability of working capital. As of June 30, 2007, we had outstanding borrowings including interest under Tranche A and Tranche B of $3,569,000 and $5,063,000, respectively. The remaining borrowing availability under the credit facility at June 30, 2007 was $2.6 million under Tranche A and none under Tranche B.

Availability for borrowings under Tranche A of our credit facility is subject to limitations as determined pursuant to a formula which is based on the value of our eligible accounts receivables and inventory. If we do not have sufficient eligible accounts receivable and inventories to support the level of borrowings we may need, then we may be unable to draw on the credit facility to the extent necessary. To the extent we do not have borrowing availability under the credit facility, we may be required to obtain additional sources of capital, sell assets, obtain an amendment to the Security Agreement or otherwise restructure our outstanding indebtedness.

Additional borrowings other than pursuant to the credit facility must be approved by our primary lender and may have to be approved by the holders of the secured note issued by us in connection with the acquisition of substantially all of the operating assets of Clarent Corporation, which note is due in 2008, and the holders of the convertible subordinated debentures. If we are unable to obtain additional capital, sell assets, obtain an amendment to the Security Agreement or otherwise restructure our outstanding indebtedness, then we may not be able to meet our obligations.

We have taken, and continue to take, steps that we believe will not only increase revenues and gross margins but also will make us more efficient and reduce operational expenses. The acquisition of Verilink, completed in June 2006, has contributed significantly to increased revenues, gross margin and reduced operating losses. In December 2006, we acquired the iMarc product line which is being integrated into the Verilink operations and also is expected to contribute to reductions in operating losses. These acquisitions have provided us with two new U.S. based Tier 1 carrier customers. In addition, our sources of revenues have transitioned from a majority of revenues being from international sources to a mix which is approximately equal between U.S. and international sources. This transition has substantially improved our cash flow through a reduction in days sales outstanding in receivables. Revenue growth is viewed as the key driver to continue the improvement in the reduction of the operating losses and cash used from operations. During 2006, we introduced new products including product bundles comprised of two or more of our proprietary technology products; and shifted resources to focus on fewer but larger and more strategic OEM and distributor relationships. The reorganization of our sales and distribution network is expected to contribute to our future revenue growth as well as business acquisitions and strategic partnerships. Although gross margins are dependent on many different factors, including revenue volume, product mix and discounting, we believe that in general, gross margins should improve with revenue increases by leveraging departmental and other non-variable costs. In addition, we anticipate improved margins from higher value solution sales such as the product bundles.

In August 2007, we instituted a restructuring program which included a workforce reduction of approximately 12%.  These restructuring activities are expected to yield up to $1.0 million in reduced operating costs on a quarterly basis.  The savings from this program will begin in the third quarter of 2007 but will be more pronounced in the fourth quarter when we will receive a full quarter of benefit.  We will be recording a restructuring charge in the third quarter of 2007 associated with this program.

Our business strategy calls for growth internally as well as through acquisitions. In connection with the recently acquired Sentito business, we have incurred certain incremental costs and expenses associated with the integration process. We have completed the integration process of Sentito and consolidated their operations from two facilities to one, reduced the staff level in the engineering group and have fully integrated the finance functions into the corporte finance team in Atlanta.

Our short-term cash needs are for working capital, including cash operating losses, capital expenditures, payments on the convertible subordinated debentures of approximately $4.2 million in the next twelve months, to the extent that we do not elect to make these payments in stock, interest payments on debt outstanding, payments of the accrued loss on sublease and payments related to discontinued operations as well as payments related to prospective businesses we may acquire, if any. In addition we have scheduled payments of approximately $2.2 million on the Tranche B of the credit facility and $3.0 million on the note payable for the purchase of substantially all the operating assets of Clarent Corporation to be made in the next twelve months. We expect to pay out approximately $2.2 million related to lease payments, net of sublease rental, in the next twelve months.

 Our long-term cash needs are related to the costs of growing our current business as well as prospective businesses we may acquire, if any, including capital expenditures and working capital. Management also believes that maintaining sufficient research and development investments in product technologies is critical to the future success of our business plan. In addition, we will make required payments on our senior unsecured convertible debentures, to the extent that we do not elect to make these payments in stock, payments on Tranche B of our credit facility, the accrued loss on sublease, and liabilities of discontinued operations.

 We expect to meet these short-term and long-term cash needs through cash from operations, if any, cash on hand, borrowings under the credit facility or other debt facilities, if available, as well as through possible issuances of equity or debt securities, or through the sale of assets or businesses.  If sufficient borrowing capacity under a working capital line of credit is unavailable (or if we are unable to restructure our existing credit facility in the event that we require additional borrowing capacity), or if we are otherwise unable to obtain additional capital or sell assets, then we may not be able to meet our obligations and growth plans.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We have also not entered into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates although we may enter into such transactions in the future.

Interest Rate Risks

Our notes payable and convertible subordinated debentures at June 30, 2007, carry interest rates which are fixed. Tranche A of our line of credit with Laurus carries interest rates which vary with the prime rate. Accordingly, if we have any indebtedness outstanding under Tranche A, then any increases in the prime rate will reduce our earnings. A 1% increase in the prime rate on the $3.5 million outstanding under our line of credit at June 30, 2007 would result in an annual interest expense increase of approximately $35,000.

Foreign Currency Risks

Products sold outside of the United States of America are transacted in U.S. dollars and, therefore, we are not exposed to foreign currency exchange risk on these transactions. Transactions with Verso Canada and Verso Technologies (UK) Limited, an indirect, wholly-owned subsidiary of ours, present foreign currency exchange risk. The principal transactions are personnel and related costs. The intercompany balance is denominated in U.S. dollars and changes in foreign currency rates would result in foreign currency gains and losses. Using the intercompany balance at June 30, 2007, a 10% strengthening of the U.S. dollar against the Canadian dollar and the British pound would result in a foreign currency transaction loss of approximately $44,000. To date, foreign exchange gains and losses have not been significant.

Item 4: Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, as required by paragraph (b) of Rules 13(a)-15 or 15(d)-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective.

During the quarter ended June 30, 2007, there was not any change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

Except as described in Note 16 to our consolidated financial statements included in the Annual Report and as provided in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and as set forth below, we are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business, and we do not expect this ordinary litigation to have a material adverse effect on us. There has been no material developments regarding the pending material legal proceedings described in Note 16 to our consolidated financial statements included in the Annual Report during the six months ended June 30, 2007 except as noted in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and as noted below:

In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of MCK’s common stock between the date of MCK’s initial public offering and December 6, 2000. The complaint named as defendants MCK and certain of its former officers and other parties as underwriters of its initial public offering (the “MCK defendants”). The plaintiffs allege, among other things, that MCK’s prospectus, contained in the Registration Statement on Form S-1 filed with the SEC, was materially false and misleading because it failed to disclose that the investment banks which underwrote MCK’s initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of MCK’s common stock after the initial public offering. This case is one of many with substantially similar allegations known as the “Laddering Cases” filed before the Southern District of New York against a variety of unrelated issuers (the “Issuers”), directors and officers (the “Laddering Directors and Officers”) and underwriters (the “Underwriters”), and have been consolidated for pre-trial purposes before one judge to assist with administration. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. After a hearing on the motion to dismiss the Court, on February 19, 2003, denied dismissal of the claims against MCK as well as other Issuers. Although MCK believes that the claims asserted are meritless, MCK and other Issuers have negotiated a tentative settlement with the plaintiffs. The terms of the tentative settlement agreement provide, among other things, that (i) the insurers of the Issuers will deliver a surety undertaking in the amount of $1 billion payable to the plaintiffs to settle the actions against all Issuers and the Laddering Directors and Officers; (ii) each Issuer will assign to a litigation trust, for the benefit of the plaintiffs, any claims it may have against its Underwriters in the initial public offering for excess compensation in the form of fees or commissions paid to such Underwriters by their customers for allocation of initial public offering shares; (iii) the plaintiffs will release all claims against the Issuers and the Laddering Directors and Officers asserted or which could have been asserted in the actions arising out of the factual allegations of the amended complaints; and (iv) appropriate releases and bar orders and, if necessary, judgment reductions, will be entered to preclude the Underwriters and any non-settling defendants from recovering any amounts from the settling Issuers or the Laddering Directors and Officers by way of contribution or indemnification. Prior to our acquisition of MCK, MCK’s board of directors voted to approve the tentative settlement. On February 15, 2005, the judge presiding over the Laddering Cases granted preliminary approval of the proposed settlement, subject to some changes, which were subsequently submitted. The judge issued an order on August 31, 2005, further approving modifications to the settlement and certifying the class. Notice of the settlement has been distributed to the settlement class members. The deadline for filing objections to the settlement is March 24, 2006, and a fairness hearing was held April 26, 2006. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a ruling reversing class certification for purposes of the litigation. The plaintiffs petitioned for rehearing and rehearing en banc, and the Second Circuit Court denied the request on April 9, 2007. The plaintiffs are considering ways to define a new class in the case. The Court has not yet ruled on the settlement approval motion, including the effect on the settlement class of the Second Circuit’s decision regarding the litigation class. No provision was recorded for this matter in the financial statements of MCK prepared prior to its acquisition by us because MCK believed that its portion of the proposed settlement would be paid by its insurance carrier. We agree with MCK’s treatment of this matter.

Needham (Nevada) Corp., a direct subsidiary of MCK and, hence, an indirect subsidiary of the Company (“MCK Nevada”), was named a defendant in a lawsuit filed in Norfolk County, Massachusetts by Entrata Communications, Inc. (“Entrata”) in 2002. The case arises out of a dispute between Entrata and one of its largest shareholders, Superwire.com, Inc. (“Superwire”). Pursuant to a contract with Entrata, MCK Nevada was obligated to pay Entrata $750,000 in early 2002. In order to take advantage of a $100,000 discount offered for early payment, MCK Nevada paid Entrata $650,000 in November 2001, in full satisfaction of its contractual obligations. The funds were placed in escrow with Superwire’s California law firm, Jeffers, Shaff & Falk, LLP (“JSF”), which agreed not to disburse the funds until the dispute between Entrata and Superwire had been resolved. Nevertheless, Entrata contends that it never received the funds from MCK Nevada and that the funds were diverted to Superwire and JSF. Through the lawsuit, Entrata seeks to recover from both MCK Nevada and Superwire the $750,000 that MCK Nevada would have owed in 2002. MCK Nevada asserted counterclaims against Entrata, and cross-claims against Superwire, for fraud and breach of contract. On October 11, 2002, Superwire and Entrata filed cross-motions for summary judgment against each other. The court denied both motions on March 13, 2003. Following denial of the cross-motions for summary judgment, MCK Nevada filed a motion to add JSF and two of its partners, Barry D. Falk and Mark R. Ziebell, as third-party defendants. The court had given the parties until March 17, 2004 to complete discovery. Before the completion of the discovery period, Entrata filed a Chapter 7 bankruptcy proceeding pursuant to the United States Bankruptcy Code. Entrata did not continue prosecution of the case after the bankruptcy filing. On September 9, 2005, the case was dismissed without prejudice by the court for lack of prosecution. On September 7, 2006, Entrata’s counsel filed a motion for relief from dismissal on the grounds of excusable neglect. The court granted Entrata’s motion. On May 25, 2007, Entrata filed a Motion for Partial Summary Judgment asking the court to award damages of $750,000 plus prejudgment interest against MCK Nevada. The court allowed the motion on August 6, 2007. We believe the court’s decision was in error, and we plan to appeal the decision. We also intend to prosecute our third-party claims. In addition, the court has entered a default judgment against Superwire and we expect to obtain a judgment requiring Superwire to indemnify MCK Nevada against Entrata’s claims, although there can be no assurance that Superwire has the ability to pay any such judgment. No amounts, other than the original payment, were provided for this matter in the financial statements of MCK prepared prior to its acquisition by us. No amount has been accrued for this matter in our financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, which could materially affect our business, financial condition or future results. These risks are not the only risk factors facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The risk factors included in Part I, “Item 1.A. Risk Factors” in the Annual Report have not materially changed other than as set forth in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and as set forth below.

Our common stock may be delisted from The Nasdaq Capital Market.

Our common stock is currently quoted on The Nasdaq Capital Market. We must satisfy certain minimum listing maintenance requirements to maintain such quotation, including a series of financial tests relating to shareholders equity or net income or market value, public float, number of market makers and shareholders, market capitalization, and maintaining a minimum bid price of $1.00 per share for the common stock. In the past, we have experienced periods in which the minimum bid price for the common stock fell below $1.00 per share.

On June 26, 2007, The Nasdaq Stock Market, LLC notified us that for the 30 consecutive business days preceding June 26, 2007 the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion of the common stock on The Nasdaq Capital Market as required by Marketplace Rule 4310(c)(4) (the “Rule”). In accordance with Marketplace Rule 4310(c)(8)(D), we have 180 calendar days, or until December 24, 2007, to regain compliance with the Rule. We may regain compliance with the Rule if the bid price of the common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days at anytime before December 24, 2007. If compliance with the Rule cannot be demonstrated by December 24, 2007 and, except for the bid price requirement, we meet The Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), then we will have an additional 180 calendar day compliance period in which to demonstrate compliance with the Rule. If we do not regain compliance with the Rule prior to December 24, 2007 and we are not eligible for the additional compliance period, then The Nasdaq Stock Market, LLC will notify us that the common stock will be delisted.

If our common stock is delisted from The Nasdaq Capital Market, then the common stock may trade on the Over-the-Counter-Bulletin Board, which is viewed by most investors as a less desirable and less liquid market place. Delisting from The Nasdaq Capital Market could make trading the common stock more difficult for our investors, leading to declines in share price. Delisting of our common stock would also make it more difficult and expensive for us to raise additional capital. Furthermore, delisting of our common stock is an event of default under our credit facility with our primary lender, our outstanding senior unsecured convertible debentures and, through certain cross default provisions, the Loan and Security Agreement we entered into with Clarent Corporation in connection with our acquisition of substantially all of the business assets, and certain related liabilities, of Clarent Corporation on February 12, 2003.

We may be required to pay liquidated damages to certain of our investors under certain circumstances.

Pursuant to the registration rights agreements we have entered into with the investors who purchased our securities in a private placement transaction conducted by us in January and February 2007, we have agreed to pay to such investors certain liquidated damages in the event we do not meet certain of our obligations under such registration rights agreements. The registration statement filed on behalf of the investors was declared effective by the SEC on June 14, 2007. If this registration statement cease to remain continuously effective or the investors are not permitted to use the prospectus of which such registration statement is a part as required by the registration rights agreements for more than fifteen (15) consecutive calendar days or more than an aggregate of twenty (20) calendar days during any twelve (12)-month period, then on the date of such event and each monthly anniversary of such date until we are able to cure such event, we will be required to pay to the investors a cash payment equal to 1.5% of the aggregate purchase price paid by such investors for the securities purchased by them in the private placement; however, the maximum aggregate liquidated damages we may be obligated to pay may not exceed $1,200,000. If we are unable to satisfy our obligations under such registration rights agreements and we are obligated to pay liquidated damages, it may have a materially adverse effect on our cash flow and results of operations.

We have significant market overhang which could adversely affect the trading price of our common stock.

As of August 14, 2007, we had (i) 58,891,389 shares of common stock outstanding, (ii) approximately 2.0 million shares of common stock issuable upon exercise of outstanding options, (iii) approximately 15.1 million shares of common stock issuable upon exercise of outstanding warrants and (iv) approximately 5.1 million shares of common stock issuable upon conversion of the principal amount of our outstanding convertible debentures. If all the outstanding options, warrants and convertible debentures were exercised or converted, as applicable, by their holders, then approximately an additional 22.2 million shares of common stock would be outstanding. This would represent an approximate 38% increase in our outstanding common stock. The convertible debentures are convertible, and a vast majority of the outstanding options and warrants are exercisable, at prices currently above the public trading prices of the common stock. However, in the event that even a portion of these outstanding options and warrants were to be exercised, or a portion of the convertible debentures were to be converted, the resulting dilution could depress the trading price of the common stock. We have registered all of the potential dilutive shares of common stock for resale pursuant to registration statements we have filed with the SEC. If a significant portion of these shares are sold in the public marketplace by the selling shareholders identified in these registration statements, then such sales could also have a severe and adverse material affect on the trading price of the common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 31, 2007, we issued an aggregate of 442,716 shares (the “Shares”) of our common stock to Laurus upon exercise by Laurus of a portion of a warrant to purchase shares of our common stock (the “Laurus Warrant”) issued to Laurus in connection with our credit agreement with Laurus. Pursuant to the terms of the Laurus Warrant, Laurus exercised the Laurus Warrant on a cashless basis and, in connection with such exercise, 6,324 shares of our common stock underlying the Laurus Warrant were cancelled in payment of the cashless exercise price. The Shares were issued without registration under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. We based such reliance upon representations made by Laurus regarding its investment intent and sophistication, among other things.

Item 6. Exhibits

The exhibits required to be furnished with this Quarterly Report are listed on the exhibit index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSO TECHNOLOGIES, INC.

Date: August 14, 2007	By:	/s/ Martin D. Kidder
Chief Financial Officer (duly authorized signatory and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing
2.1
Agreement and Plan of Merger, dated as of April 4, 2007, among the Company, sentitO Networks, Inc., SN Acquisition Corporation and Brett Hauser as the Stockholders’ Agent. (The schedules to the Agreement and Plan of Merger have been omitted from this Current Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted copies supplementally to the Securities and Exchange Commission upon request.)
Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 5, 2007.
3.1	Amended and Restated Articles of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-18 (File No. 33-51456).
3.2	Amendment to the Amended and Restated Articles of Incorporation of the Company, as amended.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 2, 2000.
3.3	Amendment to the Amended and Restated Articles of Incorporation of the Company, as amended.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 19, 2001.
3.4	Amendment to the Amended and Restated Articles of Incorporation of the Company, amended.	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
3.5	Articles of Amendment to the Company’s Articles of Incorporation, effective as of October 11, 2005.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 7, 2005.
3.6	The Company’s Amended and Restated Bylaws, adopted October 24, 2005.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 7, 2005.
3.7	Statement of Rights of Series C Preferred Stock of the Company, effective June 16, 2005.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 21, 2006.
3.8	Articles of Amendment to the Company’s Articles of Incorporation, effective as of November 7, 2006.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 13, 2006.
4.1
Form of Registration Rights Agreement dated April 17, 2007, entered into between the Company and the shareholders signatory thereto in connection with the Company’s acquisition of sentitO Networks, Inc.
Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 23, 2007.
4.2	Form of Warrant issued on April 17, 2007 in connection with the Company’s acquisition of sentitO Networks, Inc.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 23, 2007.
10.1	Escrow Agreement, dated as of April 17, 2007, among the Company, the Stockholders’ Agent and SunTrust Bank, a Georgia banking corporation.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 23, 2007.
10.2	Agreement among the Company, Citel Technologies Limited, Citel Technologies, Inc., MCK Canada Operations Inc. and Citel PLC executed on May 25, 2007 but dated May 24, 2007.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 1, 2007.
10.3	Consulting and Separation Agreement between the Company and Montgomery Bannerman, dated June 30, 2007.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed July 6, 2007.

10.4	Amendment to Intellectual Property Security Agreement dated as of May 10, 2007 among the Registrant, Telemate.Net Software, Inc., Verso Verilink, LLC and Laurus Master Fund, Ltd.	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2007.
10.5	Trademark Assignment of Security dated as of May 10, 2007 among the Registrant and Laurus Master Fund, Ltd.	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2007.
10.6	Patent Assignment of Security dated as of May 10, 2007 among the Registrant and Laurus Master Fund, Ltd.	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2007.
10.7	Patent Assignment of Security dated as of April 18, 2007 among sentitO Networks, Inc. and Laurus Master Fund, Ltd.	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended March 31, 2007.
10.8	Patent Assignment of Security dated as of April 18, 2007 among sentitO Networks, Inc. and Laurus Master Fund, Ltd.	Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended March 31, 2007.
10.9	Joinder Agreement dated as of April 17, 2007 among sentitO Networks, Inc. and Laurus Master Fund, Ltd.	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended March 31, 2007.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer.	Filed herewith.
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer.	Filed herewith.
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer.	Filed herewith.