Form 10-Q
period 2007-09-30
VERSO TECHNOLOGIES INC
filed 2007-11-14
CIK 797448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The number of shares outstanding of the issuer's common stock as of November 14, 2007 was 66,747,829.

VERSO TECHNOLOGIES, INC.

FORM 10-Q

INDEX

Page No.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	2

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)	4

Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	41

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6.	Exhibits	45

Signature Page	46

Exhibit Index	47

VERSO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS:
Current assets:
Cash and cash equivalents	$5,407	$1,134
Restricted cash	503	1,041
Accounts receivable, net	11,013	10,058
Inventories	6,305	7,184
Other current assets	900	1,027
Current portion of note receivable	—	324
Total current assets	24,128	20,768

Property and equipment, net	1,564	1,807
Loan issuance costs, net	2,277	3,427
Investment	629	745
Note receivable, net of current portion	—	1,810
Other intangibles, net	6,866	5,068
Goodwill	5,675	3,224
Total assets	$41,139	$36,849

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Credit facility	$8,140	$3,945
Accounts payable	3,388	2,665
Accrued compensation	2,127	2,268
Accrued expenses	4,813	3,592
Purchase price payable for acquisition	—	1,500
Current portion of accrued loss on sublease	544	465
Current portion of liabilities of discontinued operations	1,087	1,081
Current portion of notes payable	2,957
Current portion of convertible debentures	5,063	3,375
Unearned revenue and customer deposits	2,347	2,645
Total current liabilities	30,466	21,536

Accrued loss on sublease, net of current portion	485	773
Credit facility, net of current portion	2,250	3,938
Liabilities of discontinued operations, net of current portion	220	361
Notes payable, net of current portion	—	2,862
Convertible subordinated debentures, net of discount	2,278	4,700
Total liabilities	35,699	34,170

Shareholders’ equity:
Common stock, $.01 par value, authorized shares of 120,000,000; 65,896,815 and 41,691,911 shares issued and outstanding	637	417
Additional paid-in capital	371,472	352,303
Deferred compensation	(166)	—
Accumulated deficit	(366,251)	(349,767)
Accumulated other comprehensive income (loss) – foreign currency translation	(252)	(274)
Total shareholders’ equity	5,440	2,679
Total liabilities and shareholders’ equity	$41,139	$36,849

VERSO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Revenue:
Products	$9,744	$9,264	$26,790	$18,017
Services	3,392	4,088	11,401	10,504
Total revenue	13,136	13,352	38,191	28,521

Cost of revenue:
Products:
Product costs	5,168	5,134	14,894	9,463
Amortization of intangibles	312	148	710	517
Total cost of product	5,480	5,282	15,604	9,980
Services	2,635	2,994	8,642	7,278
Total cost of revenue	8,115	8,276	24,246	17,258

Gross profit:
Products	4,264	3,982	11,186	8,037
Services	757	1,094	2,759	3,226
Total gross profit	5,021	5,076	13,945	11,263

Operating expenses:

General and administrative	3,417	2,743	9,317	7,387
Sales and marketing	2,087	2,430	6,957	6,004
Research and development	1,871	1,850	6,371	5,623
Depreciation and amortization	708	534	2,070	1,400
Reorganization expense	362	—	751	—
Total operating expenses	8,445	7,557	25,466	20,414

Operating loss from continuing operations	(3,424)	(2,481)	(11,521)	(9,151)

Other expense:
Other expense	(7)	(9)	(253)	(7)

Equity in loss of investment	(37)	(21)	(115)	(127)

Interest expense, net, including $1,007, $1,288, $3,056 and $3,064 of amortization of loan fees and discount on convertible debentures in each period, respectively	(1,539)	(1,611)	(4,595)	(4,135)
Other expense	(1,583)	(1,641)	(4,963)	(4,269)

Loss from continuing operations before income taxes	(5,007)	(4,122)	(16,484)	(13,420)

Income tax benefit (expense)	—	—	—	—

Loss from continuing operations	(5,007)	(4,122)	(16,484)	(13,420)

Net loss	$(5,007)	$(4,122)	$(16,484)	$(13,420)

Net loss per common share — basic and diluted:
Loss from continuing operations	$(0.08)	$(0.11)	$(0.31)	$(0.40)
	$(0.08)	$(0.11)	$(0.31)	$(0.40)
Weighted average shares outstanding — basic and diluted	59,809,128	36,712,902	53,683,923	33,426,267

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)

	For the nine months ended September 30,
	2007	2006
Operating Activities:
Continuing operations:
Net loss from continuing operations	$(16,484)	$(13,420)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities
Equity in income of investment	115	127
Stock based compensation	1,025	200
Non-cash interest expense	576	—
Depreciation and amortization	2,780	1,917
Provision for doubtful accounts	307	478
Loss on repayment of notes receivable	231	—
Amortization of loan fees and discount on convertible subordinated debentures	3,390	2,681
Other	(32)	(136)
Changes in current operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,115)	(3,028)
Inventories	896	1,626
Other current assets	65	(597)
Accounts payable	105	394
Accrued compensation	(179)	132
Accrued expenses	515	1,292
Unearned revenue and customer deposits	(396)	227
Net cash used in continuing operating activities	(8,201)	(8,107)
Discontinued operations:
Adjustment to reconcile loss from discontinued operations to net cash used in discontinued operating activities, rental payments	(178)	(1,457)
Net cash used in discontinued operating activities	(178)	(1,457)
Net cash used in operating activities	(8,379)	(9,564)
Investing Activities:
Continuing operations:
Net cash used in investing activities for continuing operations —
Decrease in restricted cash	538	402
Purchases of property and equipment	(248)	(286)
Purchase of Verilink	—	(242)
Purchase of iMarc	(1,815)	—
Purchase of Sentito	937	—
Net cash used in investing activities for continuing operations	(588)	(126)
Discontinued operations:
Proceeds from notes receivable	1,880	1,420
Net cash provided by investing activities for discontinued operations	1,880	1,420
Net cash provided by investing activities	1,292	1,294
Net cash used in operating and investing activities	(7,087)	(8,270)
Financing Activities:
Net borrowings on line of credit	2,507	3,460
Proceeds from convertible debentures, net	—	(2,025)
Proceeds from private placement, net	8,815	6,760
Proceeds from issuances of common stock in connection with the exercise of options and warrants, net	9	24
Net cash provided by financing activities	11,331	8,219
Effect of exchange rate changes on cash	29	19
Increase (decrease) in cash and cash equivalents	4,273	(32)
Cash and cash equivalents at beginning of period	1,134	1,079
Cash and cash equivalents at end of period	$5,407	$1,047
Supplemental disclosure of cash flow information:
Cash payments during the periods for:
Interest	$1,026	$366
Income taxes	$7	$—
Non-cash investing and financing activities
Stock consideration for acquisitions:
WSECI — issuance of 70,504 and 103,129 shares of common stock	$71	$133
Verilink — issuance of 2,900,000 shares of common stock	—	2,784
Verilink — issuance of 8,765.7122 shares of Class C preferred stock	—	2,784
Sentito — Issuance of 7,631,465 shares of common stock	6,234	—
Issuance of common stock and warrants in exchange for services	—	145
Issuance of warrants in conjunction with credit facility		1,644
Issuance of common stock for retirement of debt and accrued interest		1,012
Compensatory common stock and options issued	1,034	—
Issuance of common stock in lieu of principal	2,531	—
Stock issued for payment of note receivable	70	—
Assets acquired and liabilities assumed in conjunction with business acquisitions:
Fair value of assets acquired, excluding cash and restricted cash	6,403	6,289
Liabilities assumed	(1,038)	(1,193)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

Verso Technologies, Inc., a Minnesota corporation (“we,” “our,” “us,” or the “Company”), is a global technology company providing next generation communications network solutions offering a core-to-edge product portfolio to service providers and enterprises. Our product offerings include WiMAX, cellular backhaul, voice over broadband, voice over internet protocol (“VoIP”), integrated access devices, and internet usage solutions which are enabled by our hardware and software. These products enable customers to reduce communications costs, generate additional revenue, and secure and optimize network bandwidth. We manufacture, deliver, and support these hardware, software, and service solutions primarily to large wireline, cellular, wireless, and satellite carriers and other customers. Our solutions are used by companies in several industries and government, including mission critical satellite and wireless communications of all kinds.

Our operations include two separate business segments: (i) the Technologies Group, which includes our softswitching, I-Master, and NetPerformer divisions and our subsidiaries, Telemate.Net Software, Inc. (“Telemate.Net”), Verso Verilink, LLC (“Verso Verilink”), and sentitO Networks, Inc. (“Sentito”); and (ii) the Advanced Applications Services Group, which includes our technical applications support group and customer care center. The Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Technologies Group offers software-based solutions (which include hardware) for customers seeking to build converged packet-based voice and data networks. In addition, the Technologies Group offers software-based solutions for internet access and usage management that include call accounting and usage reporting for internet protocol (“IP”) network devices. In 2006, the Technologies Group added the product suites from the Verilink Acquisition and the iMarc Acquisition (each defined below). These products provide access, multiplexing and transport of voice and data services. In addition, these products have enhanced our technology offerings, provided substantial revenue to us, and delivered three large Tier-1 North American customers in AT&T, Inc., Verizon Communications, Inc. and Alcatel-Lucent. The Advanced Applications Services Group includes outsourced technical application services and application installation and training services to both customers of the Technologies Group and outside customers.

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

On June 16, 2006, we acquired all of the outstanding equity interests (the “Verilink Acquisition”) of Winslow Asset Holdings, LLC (“Holdings”), now known as Verso Verilink, from Winslow Asset Group, LLC (“Group”) pursuant to that certain Securities Purchase Agreement dated as of June 15, 2006 among Verso, Holdings and Group (the “Securities Purchase Agreement”). At the time of the Verilink Acquisition, Holdings’ assets consisted of substantially all of the business assets of Verilink Corporation and Larscom Incorporated (together, the “Verilink Sellers”), other than the accounts receivable and certain fixed assets. Holdings’ assets were used by the Verilink Sellers in their business of developing, manufacturing, marketing, and selling broadband access solutions for computer networks.

In January 2005, we sold substantially all of the operating assets of our NACT Telecommunications, Inc., now known as Provo Pre-Paid (Delaware) Corp. (“NACT”), and MCK Communications, Inc., now known as Needham (Delaware) Corp. (“MCK”), businesses to better focus our capital and management resources on areas which we believe have greater potential given our strategies to focus on next-generation network and solutions and to improve cash utilization. In addition, we disposed of our NACT business due to our new product strategy of an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable us to offer a competitive product for Tier-1 and Tier-2 carriers.

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

The consolidated financial statements include the accounts of Verso Technologies, Inc. and our wholly-owned subsidiaries, including Telemate.Net, Clarent Canada Ltd., now known as Verso Technologies Canada Inc. (“Verso Canada”), Verso Verilink, Sentito, MCK and NACT. MCK and NACT are reflected in discontinued operations. These subsidiaries were acquired and were all accounted for as purchases (see Note 2).

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net losses.

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

In July 2007, the Company reviewed certain balance sheet criteria as of the acquisition date and as a result of this review determined that Sentito was deficient with respect to such criteria. As a result, Sentito is required to release 341,213 shares from the 984,721 shares being held in escrow for indemnification claims. The value of the 341,213 shares returned from escrow was $346,000 and was recorded as a reduction to goodwill and stockholder’s equity in the Company’s consolidated balance sheet at September 30, 2007.

In addition, in October 2007, as a result of the lack of completion of certain in-progress customer activity the Company is entitled to the release of the 1,230,902 shares held in escrow associated therewith and has requested the escrow agent to release such shares.

Pursuant to the Merger Agreement, we may pay such portion of the Contingent Consideration otherwise payable pursuant to the Merger Agreement in cash to the extent necessary to avoid violating the shareholder approval requirements of Marketplace Rule 4350 of The Nasdaq Stock Market, LLC (the “Rule”). For purposes of complying with the Rule, we have agreed to use commercially reasonable efforts to seek shareholder approval of the issuance in connection with this merger of a number of shares of common stock in excess of 20% of the number of shares of common stock outstanding prior to the execution of the Merger Agreement.

2.	MERGERS AND ACQUISITIONS, Continued

Acquisition of Sentito – (Continued)

The Sentito Acquisition was recorded under the purchase method of accounting. The total purchase price of $7.4 million consisted of (i) 7,288,451 shares of our common stock, (ii) 841,121 warrants to purchase shares of our common stock with an exercise price of $1.25 per share; and (iii) direct transaction costs of approximately $837,000. A summary of the total purchase consideration is as follows (in thousands):

Value of common stock issued	$5,652
Value of warrants issued	582
Direct transaction costs	837
Total purchase consideration	$7,071

Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible assets based on their estimated fair values as of the date of acquisition. Based on management’s estimate of fair values, the estimated purchase price was allocated as follows (in thousands):

Purchase Price Allocation
Tangible assets:
Cash	$1,706
Accounts receivable	484
Inventories	40
Other assets	220
Property and equipment	509
Intangible assets	5,150
Liabilities assumed	(1,038)
Total estimated purchase price allocation	$7,071

Acquisition of iMarc Product Line Business

On December 29, 2006, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Paradyne and, for certain limited purposes, Zhone Technologies, Inc., Paradyne’s parent (“Zhone”), pursuant to which we (i) purchased certain assets from, and assumed certain liabilities of, Paradyne relating to its business (the “iMarc Business”) of manufacturing, selling and supporting the iMarc product line for an aggregate purchase price of $2.5 million and (ii) agreed to purchase certain other remaining assets relating to the iMarc Business as provided in the Purchase Agreement. Since July 1, 2006, Verso Verilink has served pursuant to a Reseller Agreement (the “Reseller Agreement”) as a non-exclusive reseller within the United States for certain Zhone products. The amount of consideration paid by us pursuant to the Purchase Agreement was determined as a result of arm’s length negotiations between us, Zhone and Paradyne.

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

Acquisition of iMarc product line business – (Continued)

On December 29, 2006, the Company and Paradyne also entered into (i) a license agreement pursuant to which Paradyne licensed to us rights to certain intellectual property relating to the iMarc Business on an exclusive basis (the “Transferred IP”) through January 19, 2007, and rights to certain other intellectual property relating to the iMarc Business on a non-exclusive basis for perpetuity (provided that we completed the purchase of the Transferred IP from Paradyne as provided in the Purchase Agreement) and (ii) an Adaptation of Reseller Agreement which modifies and supplements the Reseller Agreement to provide that Paradyne shall provide certain contract manufacturing services to us with respect to the iMarc products through June 30, 2007.

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

The iMarc Acquisition was recorded under the purchase method of accounting, and the estimated purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The total purchase price of $2,575,000 consisted of (i) $1.0 million in cash at closing; (ii) three installments totaling $1.5 million; $1.0 million and $250,000 paid January 31, 2007, March 31, 2007, and June 28, 2007, respectively; and (iii) direct transaction costs of approximately $75,000. A summary of the total purchase consideration is as follows (in thousands):

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

Acquisition of Business Assets of Verilink

On June 16, 2006, as a result of the Verilink Acquisition, we acquired substantially all of the business assets of the Verilink Sellers other than accounts receivable and certain fixed assets, and assumed certain liabilities, and issued (i) 2,900,000 shares of our common stock, and (ii) 8,766 shares of our newly-designated Series C preferred stock, which were subsequently converted in November 2006 into 2,900,000 shares of common stock. The Verilink Acquisition bolstered our product offerings and added several domestic Tier-1 relationships. The Verilink product suite includes products that provide access, multiplexing, and transport of voice and data services that extend legacy networks as well as next generation converged access solutions that deliver voice, data and video to business customers.

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

We acquired the Verilink business assets as a result of the acquisition of Holdings, which acquired the business assets directly from the Verilink Sellers on June 15, 2006. In connection with the acquisition, Group appointed us as sole collection agent for the Verilink receivables that Group retained. In connection with this collection arrangement, we receive a collection fee equal to 50% of the initial $750,000 of Verilink receivables we collect and 25% of the remaining Verilink receivables that we collect. As of September 30, 2007, we had earned approximately $629,000 in collection fees upon collection of Verilink receivables. Such collection fees have been recorded as part of the net assets acquired. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible assets based on their estimated fair values as of the date of acquisition. Based on management’s estimate of fair values, the estimated purchase price was allocated as follows (in thousands):

Purchase Price Allocation
Tangible assets:
Inventories	$3,664
Property & equipment, net	499
Other assets	294
Intangible assets	2,041
Liabilities assumed	(592)
Total estimated purchase price allocation	$5,906

2.	MERGERS AND ACQUISITIONS, Continued

Acquisition of Assets of WSECI, Inc.

On March 31, 2005, we acquired substantially all of the operating assets of WSECI pursuant to the Asset Purchase Agreement (“WSECI Asset Purchase Agreement”) dated as of February 23, 2005, by and among us, WSECI and all of the shareholders of WSECI. WSECI is a provider of an internet protocol-based, revenue assurance platform which enables the deployment of multiple voice and next-generation services to the carrier market. The fair value of the initial acquisition cost was approximately $1.1 million, consisting of 190,000 shares of our common stock with a fair value of $331,000, $50,000 in cash, the payment of certain liabilities of approximately $613,000, and acquisition costs of approximately $114,000. The acquisition was accounted for as a purchase.

Pursuant to the WSECI Asset Purchase Agreement, we became obligated to issue to WSECI additional contingent consideration of $269,000 based on the sales of certain WSECI products and services. The contingent consideration was payable in cash or shares of our common stock at our election. Through the year ended December 31, 2006, under this provision, we issued an additional 139,136 shares of our common stock with a fair value of $199,000. In addition, during the nine months ended September 30, 2007, under this provision, we issued an additional 62,950 shares of our common stock with a fair value of $70,000. The additional shares issued were recorded as an increase in other intangibles-current technology which is being amortized over the remaining estimated life of the original purchased technology.

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

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net sales	$13,136	$16,483	$38,434	$46,800
Net loss	$(5,007)	$(6,075)	$(19,208)	$(26,887)
Earnings (loss) per share, basic	$(0.09)	$(0.13)	$(0.34)	$(0.59)
Earnings (loss) per share, diluted	$(0.09)	$(0.13)	$(0.34)	$(0.59)

3.	EQUITY INVESTMENT

On October 1, 2002, we acquired a 51% interest in Shanghai BeTrue Infotech Co., Ltd. (“BeTrue”). The remaining 49% interest in BeTrue is owned by Shanghai Tangsheng Investments & Development Co. Ltd (“Shanghai Tangsheng”). The joint venture provides us with a distribution channel in China and the Asia-Pacific region for our application-based VoIP gateway solutions, billing systems, value-added applications and web filtering solutions. Due to the shared decision making between us and our equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated. We evaluate our investments in partially owned entities in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”) If the investment is a “Variable Interest Entity” or a “VIE” and we are the primary beneficiary, as defined by FIN 46 (R), we account for such interest as if it were a consolidated subsidiary. We have determined that BeTrue is not a VIE.

We purchased the 51% interest in BeTrue for $100,000 from NeTrue Communications, Inc., Shanghai Tangsheng’s former joint venture partner. We also contributed to the joint venture certain next generation communication equipment and software valued at approximately $236,000 and cash in the amount of $100,000.

Summarized financial information reported by this affiliate for the three and nine months ended September 30, 2007 and 2006, respectively, are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Operating results:
Revenues	$—	$206	$51	$914
Operating loss	$(73)	$(39)	$(227)	$(249)
Net loss	$(73)	$(39)	$(227)	$(249)

4.	DISCONTINUED OPERATIONS

In January 2005, we sold substantially all of the operating assets of our NACT and MCK businesses to better focus our capital and management resources on areas which we believe have greater potential given our strategy to focus on next-generation network solutions and to improve cash utilization. In addition, we disposed of our NACT business because we wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable us to offer a competitive product for Tier-1 and Tier-2 carriers. We believe that the I-Master platform which we acquired from WSECI in March 2005, after forming a strategic partnership with WSECI in the latter half of 2004, permits us to offer a better solution. Further, we disposed of our MCK business because we intend to focus on next-generation solutions for service providers and the MCK products did not fit that profile. The operations of NACT and MCK businesses have been reclassified as discontinued operations in our consolidated financial statements.

Assets and liabilities of discontinued operations (in thousands) are as follows:

	September 30, 2007	December 31, 2006

Notes receivable	$—	$2,134
Liabilities of discontinued operations:
Accrued rent	801	792
Other current liabilities	506	650
Liabilities of discontinued operations	$1,307	$1,442

4.	DISCONTINUED OPERATIONS, Continued

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

On May 25, 2007, we entered into an agreement with CITEL and Citel PLC pursuant to which CITEL prepaid the Note, by making an immediate cash payment to us of approximately $1.9 million. In addition, Citel PLC was required to issue to us 62,424 shares of Citel PLC’s capital stock (the “Citel Shares”), which Citel Shares had a market value of approximately $70,000 as of May 24, 2007 and, based upon representations made by CITEL to us, are fully tradable on the AIM market of the London Stock Exchange. We have agreed not to sell or transfer the Citel Shares prior to January 21, 2008, the original maturity date of the Note. Upon receipt of the prepayment and the Citel Shares, we canceled the Note and released our security interest in the collateral securing the Note. Prior to entering into this agreement, approximately $2.2 million of principal and interest was outstanding under the Note. We recognized a loss of approximately $231,000 associated with the write-off of interest arising from the prepayment transaction.

Accrued rent relates primarily to several leases for buildings and equipment that are no longer being utilized in continuing operations. The accrual is for all remaining payments due on these leases, less estimated amounts to be paid by any sublessors. The accrual contains one lease with total payments remaining through January 31, 2010 of $984,000 and assumes that the building will be sub-leased for approximately 58% of the total lease liability over the remaining term of the lease.

The activity in the liabilities of discontinued operations (in thousands) for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2007	2006	2007	2006
Balance beginning of period	$1,364	$1,118	$1,442	$2,531
Lease payments, net of sublease receipts	31	220	9	(1,059)
Other payments	(63)	(105)	(83)	(156)
Legal and other costs of disposal	(25)	(26)	(61)	(109)
Balance end of period	$1,307	$1,207	$1,307	$1,207

5.	INVENTORIES

Inventories consist primarily of purchased electronic components, and are stated at the lower of cost or market. Cost is determined by using average cost. Inventories as of September 30, 2007 and December 31, 2006 are comprised of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$4,638	$5,157
Work in process	86	78
Finished goods	1,581	1,949
Total Inventories	$6,305	$7,184

On July 18, 2006, we entered into an agreement (the “CM Agreement”) with CM Solutions, Inc. (“CM”), the contract manufacturer of our Verilink product line. Pursuant to the CM Agreement, CM has purchased certain electrical components valued at $2.0 million from us for use in the manufacture of finished goods to be purchased by us. In addition, we have agreed to assign to CM an additional amount of unused electrical components valued at $2.0 million for which title will remain with us. We have an obligation under the CM Agreement to purchase during the first two years, products assembled by CM using electrical components valued at $2.0 million (the “Assembled Products”). Furthermore, we have agreed to submit purchase orders to CM in a minimum amount of $2.0 million per quarter for the next three years or until the obligation to purchase the Assembled Products has been satisfied.

In connection with executing the CM Agreement, the Company and CM entered into a three-year Manufacturing Agreement which sets forth the terms and conditions under which CM shall manufacture the Assembled Products. As of September 30, 2007, CM had used $1,582,000 of electrical components in the manufacture of the Assembled Products, reducing the outstanding commitment to utilize $2.0 million of electrical components in the first two years of the agreements to approximately $418,000 which reduced the inventory currently assigned to CM to approximately $418,000. The remaining assigned inventory is reflected as inventory on the consolidated balance sheets as of September 30, 2007. The assigned inventory is not eligible for inclusion in the borrowing base under our credit agreement with Laurus.

The inventory amounts above are net of inventory reserves of $2.1 million at September 30, 2007 and $1.7 million at December 31, 2006.

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

Goodwill and other intangible assets consist of the following (in thousands):

	Amortization Period in months	September 30, 2007	December 31, 2006

Intangibles subject to amortization:
Current technology	36 months	$5,098	$2,328
Customer relationship	36-120 months	6,344	5,561
Weighted average months	36 months	11,442	7,889
Accumulated amortization:
Current technology		(2,395)	(1,685)
Customer relationship		(2,181)	(1,136)
Net intangibles subject to amortization		6,866	5,068
Goodwill		5,675	3,224
Total goodwill and other intangibles		$12,541	$8,292

7.	LOAN FACILITIES

Our credit facility with Laurus consists of two tranches: (i) an $8.0 million tranche, the availability of which is subject to a borrowing base (“Tranche A”) and (ii) a $6.0 million tranche, of which $5.0 million is outstanding and the remainder of which is no longer available as a result of scheduled availability reduction by $187,500 per month beginning in Februrary 2007 (“Tranche B”). Borrowing availability under Tranche B is not subject to a borrowing base. Borrowing ability under Tranche A is determined pursuant to a formula which is based on the value of our eligible accounts receivables and inventory. Borrowings under Tranche A accrue interest at a rate of prime rate plus 2%, provided that the interest rate shall not be less than 9% (9.75% at September 30, 2007). Borrowings under Tranche B accrue interest at a fixed rate of 15%. Borrowings under the credit facility shall be made first under Tranche B to the extent of availability thereunder and then under Tranche A to the extent of availability thereunder.

As of September 30, 2007, we had outstanding borrowings including interest under Tranche A and Tranche B of $5,890,000 and $4,500,000, respectively. The remaining borrowing availability under the credit facility at September 30, 2007 was $2.1 million under Tranche A and $0 under Tranche B.

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

7.	LOAN FACILITIES, Continued

On July 3, 2007, August, 2, 2007, and September 4, 2007 Laurus was issued 65,943 shares, 442,716 shares, and 230,680 shares, respectively, of common stock from the cashless exercise of warrants with an exercise price of $0.01 per share .

Our obligations under the credit facility are secured by a first priority security interest in all of our assets and a pledge of all of the outstanding equity interests of Telemate.Net, Verso Verilink and Sentito.

Loan issuance costs are recognized in accordance with FASB Accounting Principles Board Opinion 21, “Interest on Receivables and Payables,” and are recorded as a deferred charge and included in prepaid loan issuance costs on our balance sheet. We amortize these costs over the original term of the notes. Amortization is calculated based on the interest method or straight line method based on an allocation of the costs over the relative fair values of the line of credit and term debt. During the three and nine months ended September 30, 2007 and 2006, we recorded interest expense from the amortization of the loan issuances costs of approximately $277,000 and $27,000 and $828,000 and $75,000, respectively. The unamortized loan issuance costs associated with the credit facility totaled approximately $1.9 million at September 30, 2007.

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

The discount is being amortized to interest expense over the life of the senior unsecured convertible debentures. The unamortized discount totaled approximately $2.2 million at September 30, 2007. The senior unsecured convertible debentures bear interest at a rate of 6.75%, are due February 2009 and are convertible into approximately 5,400,000 shares of our common stock at an initial conversion price of $2.50 per share, subject to anti-dilution adjustments and certain limitations. Interest is payable on a quarterly basis and principal became payable on a quarterly basis beginning in August 2006. The Series A warrants issued in connection with the private placement are exercisable for a period of five years commencing on February 4, 2005 and at an initial exercise price of $3.60 per share.

The Series B warrants issued in connection with the private placement were exercisable for a period of 90 days, commencing on June 16, 2005, and had an exercise price of $3.90 per share. The Series B warrants expired in September 2005. We paid certain private placement fees and attorney’s fees totaling $993,000 and issued Series A warrants, on the same terms as disclosed above, exercisable for 302,400 shares of our stock with a value of $561,000, in connection with the private placement. The fees were recorded as loan issuance fees and are being amortized to interest expense over the term of the debentures. The unamortized fees totaled approximately $395,000 at September 30, 2007.

9.	OTHER COMPREHENSIVE LOSS

Comprehensive loss for the three and nine months ended September 30, 2007 and 2006 is shown in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(5,007)	$(4,122)	$(16,484)	$(13,420)
Other comprehensive loss:
Foreign currency translation	21	(34)	22	(135)
Comprehensive loss	$(4,986)	$(4,156)	$(16,462)	$(13,555)

10.	SEGMENT INFORMATION

We report on information for two segments, the Technologies Group and the Advanced Applications Services Group. Management evaluates the business segment performance based on contributions before unallocated items. Inter-segment sales and transfers are not significant.

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

Advanced Applications Services Group:

Our Advanced Applications Services Group consists of our technical applications support group and includes outsourced technical application services and application installation and training services to both customers of the Technologies Group and outside customers.

Summarized financial information concerning our reportable segments for the three months ended September 30, 2007 and 2006 is shown in the following table (in thousands):

	Technologies Group	Advanced Application Services Group	Total
For the Three Months Ended September 30, 2007
Revenue	$11,543	$1,593	$13,136
(Loss) contribution before unallocated items	(418)	95	(323)

At September 30, 2007
Goodwill	4,222	1,453	5,675
Total assets	28,000	3,473	31,473

For the Three Months Ended September 30, 2006
Revenue	11,470	1,882	13,352
(Loss) contribution before unallocated items	(484)	76	(408)

At December 31, 2006
Goodwill	1,771	1,453	3,224
Total assets	23,168	3,864	27,032

10.	SEGMENT INFORMATION, Continued

The following table reconciles the contribution before unallocated items to the loss before discontinued operations for the three months ended September 30, 2007 and 2006 (in thousands):

	Three months ended September 30,
	2007	2006
Loss before unallocated items, per above	$(323)	$(408)
Corporate general and administrative expenses	(1,638)	(1,453)
Corporate research and development	(42)	(85)
Depreciation and amortization	(708)	(535)
Stock based compensation	(351)	—
Reorganizaton expense	(362)	—
Other	(1,583)	(1,641)
Loss from continuing operations	$(5,007)	$(4,122)

Summarized financial information concerning our reportable segments for the nine months ended September 30, 2007 and 2006 is shown in the following table (in thousands):

	Technologies Group	Advanced Application Services Group	Total
For the Nine Months Ended September 30, 2007
Revenue	$32,558	$5,633	$38,191
(Loss) contribution before unallocated items	(2,972)	730	(2,242)

For the Nine Months Ended September 30, 2006
Revenue	23,008	5,513	28,521
(Loss) contribution before unallocated items	(3,127)	275	(2,852)

The following table reconciles the contribution before unallocated items to the loss before discontinued operations for the nine months ended September 30, 2007 and 2006 (in thousands):

	Nine months ended September 30,
	2007	2006
Loss before unallocated items, per above	$(2,242)	$(2,852)
Corporate general and administrative expenses	(5,470)	(4,702)
Corporate research and development	(103)	(197)
Depreciation and amortization	(2,070)	(1,400)
Stock based compensation	(885)	—
Reorganization expense	(751)	—
Other	(4,963)	(4,269)
Loss from continuing operations	$(16,484)	$(13,420)

10.	SEGMENT INFORMATION, Continued

The following table reconciles the segments’ total assets to our total assets (in thousands):

	September 30, 2007	December 31, 2006
Total assets before unallocated items, per above	$31,473	$27,032
Corporate assets:
Cash and cash equivalents	5,407	1,134
Restricted cash	503	1,041
Current portion of notes receivable	—	324
Other current assets	274	394
Property and equipment, net	576	942
Loan issuance costs	2,277	3,427
Investment	629	745
Notes receivable, net of current portion	—	1,810
	$41,139	$36,849

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

	Canada	United States	Total
For the Three Months ended September 30, 2007
Revenue	$—	$13,136	$13,136
(Loss) contribution before unallocated Items	(1,025)	702	(323)

For the Three Months ended September 30, 2006
Revenue	—	13,352	13,352
Loss before unallocated Items	(1,146)	738	(408)

For the Nine Months ended September 30, 2007
Revenue	—	38,191	38,191
(Loss) contribution before unallocated Items	(3,272)	1,030	(2,242)

For the Nine Months ended September 30, 2006
Revenue	—	28,251	28,251
Loss before unallocated Items	(3,720)	868	(2,852)

At September 30, 2007
Total Assets	321	40,818	41,139

At December 31, 2006
Total Assets	551	36,298	36,849

11.	REORGANIZATION COSTS

In the third quarter of 2007, we initiated certain restructuring plans to improve operational efficiencies and financial performance and eliminated several positions held by employees. As a result of these actions we recorded reorganization costs of $362,000 during the quarter ended September 30, 2007, which included severance and compensation costs of $275,000 and $87,000 related to the closing of an office location in Acton, Massachusetts.

In the second quarter of 2007, we terminated a senior executive. As a result of this action, we recorded reorganization costs of $389,000 representing our severance obligation.

In the second quarter of 2005, we entered into a sublease agreement with an unrelated party to sublease excess office space at our facility in Atlanta, Georgia. The excess space was primarily due to reductions in the corporate staffing in prior years. As a result of these actions, we recorded an accrual of approximately $2,600,000 for all remaining payments due on this lease, less amounts to be paid by the sublessor, as well as write-offs for furniture and leasehold improvements. We expect to save approximately $1.6 million over the term of the sublease, which expires January 31, 2010. The balance of the accrued loss on sublease is approximately $1.0 million at September 30, 2007.

12.	STOCK OPTIONS AND WARRANTS

We have a stock incentive plan for employees, members of the board of directors, consultants, and other individual contributors to the Company which enables us to grant, as of September 30, 2007, up to 7,000,000 qualified and nonqualified incentive stock options as well as other stock-based awards. In addition, in connection with various financing and acquisition transactions, and for services provided to us, we have issued warrants to purchase our common stock. A summary of stock options and warrants outstanding at September 30, 2007 is as follows:

OPTIONS AND WARRANTS ISSUED TO EMPLOYEES

Range of Exercise Prices	Outstanding at September 30, 2007	Weighted Average Exercise Price	Exercisable at September 30, 2007	Weighted Average Exercise Price
$0.78–$1.45	2,426,908	$1.12	501,908	$1.27
$1.46–$2.50	492,045	2.19	481,545	2.20
$2.51–$5.30	50,828	2.90	48,828	2.88
$5.31–$7.50	62,862	6.86	62,862	6.86
$7.51–$90.00	799,605	13.85	799,605	13.85
Total	3,832,248	$4.03	1,894,748	$7.04

Options and warrants issued to employees generally terminate ten years from the date of grant. Termination dates for the options and warrants listed above range from January 3, 2008 to July 5, 2017.

12.	STOCK OPTIONS AND WARRANTS, Continued

A summary of the status of stock options and warrants granted to employees, directors and consultants as of September 30, 2007, and the changes during the nine months ended September 30, 2007 is presented below:

	Number of Shares of Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of period	4,638,493	$4.28
Granted	600,000	0.86
Exercised	—	—
Forfeited	(960,000)	1.47
Expired	(446,245)	7.82
Outstanding at end of period	3,832,248	$4.03
Exercisable at end of period	1,894,748	$7.04

The weighted average grant date fair value for options granted during the three and nine months ended September 30, 2007 was $257,000 and $346,000, respectively.

A summary of warrants issued primarily in connection with financing transactions is as follows:

Exercise Price	Outstanding Warrants	Exercise Price	Expiration Date
$0.68–$1.25	10,857,223	$0.88	September 2011 and beyond
$1.56	5,614,692	1.56	August 2011
$1.83.–$2.45	3,262,400	2.00	February 2010 – February 2011
$4.26	491,505	4.26	February 2011
Total	20,225,820	$1.33

The exercise price and number outstanding for certain warrants previously issued have been adjusted according to their anti-dilution provisions.

12.	STOCK OPTIONS AND WARRANTS, Continued

A summary of the status of warrants issued primarily in connection with financing as of September 30, 2007, and the changes during the nine months ended September 30, 2007 is presented below:

	Number of Outstanding Warrants	Weighted Average Exercise Prices
Outstanding at beginning of period	11,962,944	$1.81
Granted	9,012,876	0.87
Exercised	(750,000)	0.01
Expired	—	—
Outstanding at end of period	20,225,820	$1.33
Exercisable at end of period	14,754,065	$1.49

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

The warrants to purchase 5,471,755 shares of our common stock issued in connection with the private placement in September 2007, are exercisable on March 6, 2008 for a period of five years at an exercise price of $0.90.

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

During the three months ended September 30, 2007 and 2006, we recorded compensation expense of $376,000 and $41,000, respectively, related to the expensing of our stock options. During the nine months ended September 30, 2007 and 2006, we recorded compensation expense of $1,025,000 and $200,000, respectively, related to the expensing of our stock options.

12.	STOCK OPTIONS AND WARRANTS, Continued

The fair value of options granted in the nine months ended September 30, 2007 and 2006, based on the Black-Scholes valuation model, used the following assumptions:

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
Risk-free interest rate	4.1%		5.0%
Expected life	4 yea	rs	4 yea	rs
Expected volatility	89.77%		106.00%
Expected dividend yield	0.0%		0.0%

As of September 30, 2007, there was $1.2 million of total unrecognized compensation cost related to unvested options. The cost is expected to be recognized over the weighted-average period of 2.44 years.

We define in-the-money stock options at September 30, 2007 as options that had exercise prices that were lower than the $0.67 market price of the common stock at that date. As of September 30, 2007, there were no stock options outstanding that were in-the-money.

A summary of the status of nonvested stock options at September 30, 2007 and the changes during the nine months ended September 30, 2007 is presented below:

Nonvested shares at January 1, 2007	2,422,753
Granted	600,000
Vested	(125,253)
Forfeited	(960,000)
Nonvested shares at September 30, 2007	1,937,500

Our stock incentive plan also provides for stock purchase authorizations, stock bonus awards and issuance of restricted stock. In January 2007, restricted stock awards totaling 480,000 were granted under the stock incentive plan to our board of directors for their board services during 2007. The shares vest 25% on March 30, 2007, June 29, 2007, September 28, 2007 and December 31, 2007, respectively. Upon issuance we recorded deferred compensation of $547,000. In July, 50,000 of the director restricted stock shares issued in January 2007 were retired and 20,000 shares of restricted stock were issued due to the reorganization. For the three and nine months ended September 30, 2007, we recorded stock-based compensation, related to these restricted shares, of $114,000 and $387,000, respectively. As of September 30, 2007, deferred compensation of $504,000 is recorded on our consolidated balance sheet.

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

During the third quarter of 2007, no stock awards were granted under the stock incentive plan. For the three months ended September 30, 2007, we recorded stock-based compensation of $8,367 related to shares that were issued during the six months ended June 30, 2007.

13.	NET LOSS PER SHARE

Basic and diluted net loss per share are computed in accordance with SFAS No. 128, “Earnings Per Share,” using the weighted average number of common shares outstanding. The diluted net loss per share for the three and nine months ended September 30, 2007 and 2006 does not include the effect of the common stock equivalents, calculated by the treasury stock method, as their impact would be anti-dilutive. Using the treasury stock method, common stock equivalents are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Shares issuable under conversion of preferred stock	—	2,900,000	—	1,136,630
Shares issuable under stock options	—	1,428	22,415	3,122
Shares issuable pursuant to warrants to purchase common stock	415,297	77,202	1,194,396	40,491
	415,297	2,978,630	1,216,811	1,180,243

14.	PRIVATE PLACEMENT

On January 30, 2007, February 2, 2007, February 5, 2007, and February 9, 2007, we issued 2,000,000 shares, 2,000,000 shares, 250,000 shares, and 750,000 shares of our common stock, respectively, and warrants to purchase 1,080,000 shares, 1,080,000 shares, 135,000 shares, and 405,000 shares of our common stock, respectively, in a private placement transaction for an aggregate purchase price of approximately $5,000,000, or $1.00 per share. The warrants issued in connection with the private placement are exercisable for a period of five years at an exercise price of $1.25 per share. We received proceeds from the private placement of approximately $4,297,000, net of expenses.

On September 5, 2007, September 6, 2007, and September 10, 2007, we issued 4,417,640 shares, 2,608,692 shares, and 71,428 shares of our common stock, respectively, and warrants to purchase 3,313,230 shares, 2,104,954 shares, and 53,571 shares of our common stock, respectively, in a private placement transaction for an aggregate purchase price of approximately $4,850,000, or $0.68 per share. The warrants issued in connection with the private placement are exercisable on March 6, 2008 for a period of five years at an exercise price of $0.90 per share. We received proceeds from the private placement of approximately $4,547,000, net of expenses.

15.	COMMON STOCK ISSUED IN CONNECTION WITH ACQUISITION OF BUSINESS ASSETS OF WSECI

As described in Note 2 – Mergers and Acquisitions: WSECI, we issued during the quarter ended March 31, 2007 62,950 shares of our common stock, as contingent consideration pursuant to the WSECI Asset Purchase Agreement.

16.	COMMON STOCK ISSUED IN CONNECTION WITH ACQUISITION OF SENTITO

As described in Note 2 – Mergers and Acquisitions: Acquisition of Sentito, we issued during the quarter ended June 30, 2007, 7,631,465 restricted shares of our common stock, pursuant to the Merger Agreement.

17.	LITIGATION

Except as described in Note 18 to our audited consolidated financial statements included in the Annual Report, we are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our business, and we do not expect this ordinary litigation to have a material adverse effect on the Company. Except as otherwise provided in Part II, Item 1 “Legal Proceedings” of this Quarterly Report, there have been no material developments regarding the pending material legal proceedings described in Note 18 to our audited consolidated financial statements included in the Annual Report during the nine months ended September 30, 2007.

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

Tax years 2003, 2004, 2005, and 2006 remain subject to examination by federal and state taxing authorities. Our primary state tax jurisdictions are Alabama, California, Colorado, Georgia, Minnesota, Pennsylvania, Utah and our international jurisdictions are the United Kingdom and Canada. Open tax years for all jurisdictions are for the tax years 2003 to 2006 with the exception of the United Kingdom, for which the open tax years are 2004 to 2006.

We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the twelve month period ended December 31, 2007.

19.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

19.	SUBSQUENT EVENTS

On October 5, 2007, we implemented the Verso Technologies, Inc. 2007 Restricted Stock and Option Incentive Program (the “Program”), which is administered as a formulae award program under our stock incentive plan described in Note 12.  Under the Program our employees may elect to forgo up to 50% of the salary which becomes payable to them during the period from October 16, 2007 through March 31, 2008 (the “Participation Period”) and receive in lieu thereof restricted shares (the “Restricted Shares”) of the Company’s common stock (the “Common Stock”) and non-qualified stock options (the “Options”) to purchase shares of Common Stock under our stock incentive plan.  For each dollar of salary forgone, a participating employee will receive (i) a dollar’s worth of Restricted Shares, with each such share valued at the Fair Market Value (as defined in our stock incentive plan) of the Common Stock on the date of grant, and (ii) an Option to purchase an equal number of shares of Common Stock at an exercise price equal to the Fair Market Value of the Common Stock on the date of grant.

As a result of our employee’s participation in the Program, on October 16, 2007, we issued 423,000 Restricted Shares and 423,000 Options. The Restricted Shares will vest ratably at the end of each month during the Participation Period commencing on November 30, 2007, and the Options will vest based on the Company achieving certain performance criteria related to revenues, inventory management, and earnings before interest, taxes, depreciation,one-time charges and stock-based compensation.

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

- our ability to fund future growth;

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

Overview

We are a communications technology and solutions provider for communications service providers and enterprises seeking to implement application-based telephony services, Internet usage management tools, and outsourced customer support services. Our continuing operations include two separate business segments: (i) the Technologies Group, which includes our softswitching and NetPerformer divisions (the two businesses acquired from Clarent Corporation in February 2003), our I-Master division (acquired from WSECI in March 2005) and our subsidiaries, Telemate.Net, Verso Verilink (acquired from Group in June 2006), and Sentito (acquired by merger in April 2007) and (ii) the Advanced Applications Services Group, which includes our technical applications support group. The Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support. The Technologies Group offers hardware-based solutions (which include software) for companies seeking to build private, packet-based voice and data networks, and software-based solutions for Internet access and usage management that include call accounting and usage reporting for IP network devices, and the product suite acquired in the Verilink Acquisition that provides access, multiplexing and transport of voice and data services that extend legacy networks as well as next generation converged access solutions. The products and technology acquired in the Sentito

Acquisition augment our softswitching division’s product offerings. The Advanced Applications Services Group includes outsourced technical application services and application installation and training services to outside customers, as well as customers of the Technologies Group.

Since 2001, we have been selling products to the carrier market and focusing our strategic direction on developing and marketing next-generation communications products. Our current business was built on acquisitions made by us leveraging the economic downturn in the telecommunications area. In the first quarter of 2003, we acquired substantially all of the operating assets of Clarent Corporation, which provided us with patented VoIP technologies for both the carrier and enterprise markets (primarily serving international markets) and significantly increased our market share in the worldwide softswitch market.

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

In January 2005, we disposed of substantially all of the operating assets of our NACT and MCK businesses to better focus our capital and management resources on areas which we believe have greater potential given our strategy to focus on next-generation network and solutions to improve cash utilization. In addition, we disposed of our NACT business because we wanted to move toward an open-standards, pre-paid next-generation solution that could better address growing market opportunities and enable us to offer a competitive product for Tier 1 and Tier 2 carriers. We believe that the I-Master platform, which we acquired from WSECI in March 2005 after forming a strategic partnership with WSECI in the latter half of 2004, permits us to offer a better solution. Further, we disposed of our MCK business because we intend to focus on next-generation solutions for service providers and the MCK products did not fit that profile. The operations of the NACT and MCK businesses have been reclassified as discontinued operations in our consolidated financial statements.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

For the three months ended September 30, 2007, our net loss totaled $5,007,000, or $0.08 per share, compared with a net loss of $4,122,000, or $0.11 per share, for the same period in 2006.

(Dollars in thousands)	Packet-based Technologies Group		Advanced Applications Services Group		Consolidated
For the Three Months Ended September 30,	2007	2006	2007	2006	2007	2006
Revenue	$11,543	$11,470	$1,593	$1,882	$13,136	$13,352
Gross profit	4,709	4,797	312	279	5,021	5,076
Gross margin	41%	42%	20%	15%	38%	38%
General and administrative	1,300	1,177	128	111	1,428	1,288
Sales and marketing	1,972	2,332	90	92	2,062	2,424
Research and development	1,829	1,764	—	—	1,829	1,764
Stock based compensation	26	8	(1)	—	25	8
(Loss) contribution before unallocated items	$(418)	$(484)	$95	$76	(323)	(408)
Unallocated items:
Corporate general and administrative					1,638	1,420
Corporate research and development					42	85
Depreciation and amortization					708	535
Stock based compensation					351	33
Reorganization expense					362	—
Operating loss					(3,424)	(2,481)
Other					(1,583)	(1,641)
Loss before income taxes					$(5,007)	$(4,122)

Continuing Operations

For the three months ended September 30, 2007, our net loss from continuing operations totaled $5,007,000, or $0.08 per share, compared with a net loss of $4,122,000 or $0.11 per share, for the same period in 2006.

Total revenue was $13,136,000 in the three months ended September 30, 2007, reflecting a 2% decrease from the same period in 2006. Products revenue increased from $9,264,000 in the three months ended September 30, 2006 to $9,744,000 in the three months ended September 30, 2007. The increase in product revenue is attributable to the iMarc product line in the Technologies Group acquired in December 2006. Services revenue was $3,392,000 for the three months ended September 30, 2007, reflecting a 17% decrease from the same period in 2006, the decrease in revenue is due to declines in the Verilink professional services group and the Advanced Applications Services Group.

Gross profit was 38% of revenue for the three months ended September 30, 2007 and for the same period in 2006. The gross margin percentage remained stable as the sales mix between product lines in the Technology group revenue shifted from NetPerformer to SoftSwitch.

Total operating expenses incurred for the three months ended September 30, 2007, were $8,445,000, an increase of $888,000 compared with the same period in 2006. The operating expenses associated with Verilink, iMarc and Sentito, which were acquired in June 2006, December 2006, and April 2007, respectively, resulted in overall increased operating expenses compared with the third quarter of 2006. For the categories of operating expenses, the increase is primarily attributable to the following items: increase in general and administrative expenses of $358,000, research and development expenses of $22,000, offset by a decrease of sales and marketing expenses of $362,000. In addition, we also incurred increased operating expenses associated with stock based compensation of $376,000, depreciation and amortization of $708,000, and reorganization expense of $362,000.

General and administrative expenses for the three months ended September 30, 2007, were $3,066,000, an increase of $358,000 compared to the same period in 2006. The increase is primarily attributable to Verilink’s and Sentito’s general and administrative expenses.

Sales and marketing expenses for the three months ended September 30, 2007 were $2,062,000, a decrease of $362,000 compared to the same period in 2006. The decrease is primarily due to the reduction of other sales and marketing program expenses.

Research and development expenses for the three months ended September 30, 2007 were $1,871,000, an increase of $22,000 compared to the same period in 2006. The increase in expense is primarily related to Sentito expenses of $253,000 offset by a reduction of other softswitching personnel and program costs.

The increase in depreciation and amortization expense is related to additional amortization associated with the acquired intangibles of the Verilink, iMarc, and Sentito businesses partially offset by the effect of fully depreciated assets and lower capital additions.

During the three months ended September 30, 2007, we initiated a restructuring plan to improve operational efficiencies and financial performance. We eliminated several positions held by employees and closed a facility location in Acton, Massachusetts. As a result of this action, we recorded reorganization costs associated with this action of $362,000.

As a percent of revenue, operating expenses were 64% during the three months ended September 30, 2007 as compared with 57% for the same period in 2006.

Equity in loss of investment was $37,000 during the three months ended September 30, 2007, compared with a loss of $21,000 for the same period in 2006. This amount represents our portion of BeTrue’s losses or income.

Net interest expense was $1,539,000 during the three months ended September 30, 2007, a decrease of $72,000 compared with the same period in 2006. Included in net interest expenses was amortization of loan fees and discount on convertible debentures which were $1,007,000 for the three months ended September 30, 2007, as compared to $1,228,000 for the three months ended September 30, 2006. The decrease in the interest expenses was primarily attributable to interest and amortization of debentures that were fully paid and amortized in 2006.

Business Unit Performance

Technologies Group

Total revenue from the Technologies Group was $11,543,000 in the three months ended September 30, 2007, a 1% increase from the same period in 2006. The increase was primarily attributable to the revenues related to the iMarc product suites acquired on December 29, 2006, and softswitching products, partially offset by a decline in revenue for the NetPerformer and Telemate.Net products.

Gross profit decreased by $88,000 in the three months ended September 30, 2007, and was 41% of revenue, compared with 42% in the same period in 2006. The gross margin percentage remained stable with the Technology Group revenue as the sales mix between product lines shifted from NetPerformer to softswitching products

Allocated operating expenses incurred in the Technologies Group for the three months ended September 30, 2007, were $5,127,000, a decrease of $154,000 compared to the same period in 2006. The increase in general and administrative expenses resulted primarily from the increase of $172,000 for Sentito expenses. The decrease in sales and marketing expenses from $2,332,000 to $1,972,000 is primarily attributable to a reduction in marketing personnel and programs and a reduction in other sales expenses. The net increase in research and development expenses of $65,000 is attributable to the addition of Sentito offset by reductions in the softswitching division. As a percent of revenue, operating expenses for the Technologies Group were 44% during the three months ended September 30, 2007, a decrease from 46% during the same period in 2006.

Advanced Applications Services Group

Total revenue for the Advanced Applications Services Group was $1,593,000 in the three months ended September 30, 2007, a 15% decrease from the same period in 2006. The decrease in revenue is related to a decrease in outsourced services for a significant hospitality related customer.

Gross profit increased by $33,000 in the three months ended September 30, 2007, and was 20% of revenue, compared with 15% of revenue in the same period in 2006. The increase in gross profit dollars and gross margin percentage was primarily attributable to enhanced utilization of the existing support infrastructure.

Allocated operating expenses incurred in Advanced Applications Services Group for the three months ended September 30, 2007, were $217,000 an increase of $14,000 compared to the same period in 2006.

Discontinued Operations

No discontinued operations were recorded in the three months ended September 30, 2007 since we disposed of substantially all of the operating assets of our NACT and MCK businesses in January 2005.

Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006

For the nine months ended September 30, 2007, our net loss totaled $16,484,000, or $0.31 per share, compared with a net loss of $13,420,000, or $0.40 per share, for the same period in 2006.

(Dollars in thousands)	Packet-based Technologies Group		Advanced Applications Services Group		Consolidated
For the Nine Months Ended September 30,	2007	2006	2007	2006	2007	2006
Revenue	$32,558	$23,008	$5,633	$5,513	$38,191	$28,521
Gross profit	12,804	10,387	1,141	876	13,945	11,263
Gross margin	39%	45%	20%	16%	37%	39%
General and administrative	2,893	2,329	68	347	2,961	2,676
Sales and marketing	6,533	5,727	322	254	6,855	5,981
Research and development	6,231	5,426	—	—	6,231	5,426
Stock based compensation	119	32	21	—	140	32
(Loss) contribution before unallocated items	$(2,972)	$(3,127)	$730	$275	(2,242)	(2,852)
Unallocated items:
Corporate general and administrative					5,470	4,533
Corporate research and development					103	197
Depreciation and amortization					2,070	1,400
Stock based compensation					885	169
Reorganization expense					751	—
Operating loss					(11,521)	(9,151)
Other					(4,963)	(4,269)
Loss before income taxes					$(16,484)	$(13,420)

Continuing Operations

For the nine months ended September 30, 2007, our net loss from continuing operations totaled $16,484,000, or $0.31 per share, compared with a net loss of $13,420,000 or $0.40 per share, for the same period in 2006.

Total revenue was $38,191,000 in the nine months ended September 30, 2007, reflecting a 34% increase from the same period in 2006. Products revenue increased from $18,017,000 in the nine months ended September 30, 2006 to $26,790,000 in the nine months ended September 30, 2007. The increase in product revenue in the Technologies Group is attributable to the Verilink product suite and the iMarc product line acquired in June 2006 and December 2006, respectively. Services revenue was $11,401,000 for the nine months ended September 30, 2007, reflecting a 9% increase from the same period in 2006, primarily due to the increase in revenue from Verilink professional services group, net of declines primarily in the other divisions of the Technologies Group product services.

Gross profit was 37% of revenue in the nine months ended September 30, 2007, compared to 39% of revenue for the same period in 2006. The decline in gross margin percentage is primarily due to the impact of the lower gross margins on the Verilink business, which we acquired in June 2006. Gross margin in the Verilink business is lower than our historical gross margin due to the significance of Verilink’s professional services business in its overall revenue mix.

Total operating expenses incurred for the nine months ended September 30, 2007, were $25,466,000, an increase of $5,052,000 compared with the same period in 2006. Verilink, iMarc and Sentito operating expenses added approximately $4,051,000 to total operating expenses. On a functional basis, the increase is primarily attributable to the following items: increase in general and administrative expenses of $1,222,000, sales and marketing expenses of $874,000, and research and development expenses of $711,000. In addition, we also incurred increased operating expenses associated with stock based compensation of $824,000, depreciation and amortization of $670,000, and reorganization expenses of $751,000.

General and administrative expenses for the nine months ended September 30, 2007, were $8,431,000, an increase of $1,222,000 compared to the same period in 2006. The increase is primarily attributable to Verilink and Sentito general and administrative expenses of $1,009,000.

Sales and marketing expenses for the nine months ended September 30, 2007 were $6,855,000, an increase of $874,000 compared to the same period in 2006. The increase is primarily due to the addition of Verilink and Sentito expenses of $1,462,000 partially offset by the reduction of other sales and marketing program expenses.

Research and development expenses for the nine months ended September 30, 2007 were $6,334,000, an increase of $711,000 compared to the same period in 2006. The increase in expense is attributed to Verilink and Sentito expenses of $1,584,000 partially offset by a reduction of softswitching division personnel and program costs.

The increase in depreciation and amortization expense is related to additional amortization associated with the acquired intangibles of the Verilink, iMarc, and Sentito businesses partially offset by the effect of fully depreciated assets and lower capital additions.

During the nine months ended September 30, 2007, we initiated a restructuring plan. As a result of this action, we recorded reorganization costs associated with this action of $751,000.

As a percent of revenue, operating expenses were 67% during the nine months ended September 30, 2007 as compared with 72% for the same period in 2006.

Additional other expense of $253,000 was recorded during the nine months ended September 30, 2007 compared with other expense of $7,000 for the same period in 2006. The increase for the nine months ended September 30, 2007 relates primarily to the $231,000 loss associated with write-off of interest arising from the prepayment of the Note from Citel PLC.

Equity in loss of investment was $115,000 during the nine months ended September 30, 2007, compared with a loss of $127,000 for the same period in 2006. This amount represents our portion of BeTrue’s losses or income.

Net interest expense was $4,595,000 during the nine months ended September 30, 2007, an increase of $460,000 compared with the same period in 2006. Included in net interest expenses was amortization of loan fees and discount on convertible debentures which were $3,056,000 for the nine months ended September 30, 2007 as compared to $3,064,000 for the nine months ended September 30, 2006. The increase in the interest expenses was primarily attributable to interest and amortization of the loan issuance costs associated with the credit facility.

Business Unit Performance

Technologies Group

Total revenue from the Technologies Group was $32,558,000 in the nine months ended September 30, 2007, a 42% increase from the same period in 2006. The increase was attributable to the revenue related to the Verilink and iMarc product suites acquired on June 16, 2006 and December 29, 2006, respectively, net of decline in revenue for the other Technology Group products.

Gross profit increased by $2,417,000 in the nine months ended September 30, 2007, and was 39% of revenue, compared with 45% in the same period in 2006. The increase in gross profit is attributable to the increase in revenue. The most significant factor in the decline in gross margin percentage is due to the impact of the lower gross margins on Verilink business, which was acquired in June of 2006. Gross margin in the Verilink business has been lower than our historical gross margin due to the effect of Verilink’s professional services business in its overall revenue mix.

Allocated operating expenses incurred in the Technologies Group for the nine months ended September 30, 2007, were $15,776,000, an increase of $2,262,000 compared to the same period in 2006. The increase in general and administrative expenses resulted primarily from the increase of $1,009,000 for Verilink, iMarc, and Sentito net of decreases in Softswitch expense. The increase in sales and marketing expenses of $806,000 to $6,533,000 is primarily attributable to $1,462,000 increase for Verilink, and Sentito partially offset by a reduction in marketing personnel and programs and a reduction in other sales expense. The increase in research and development expenses resulted from Verilink and Sentito expenses of $1,584,000 partially offset by reductions in Softswitch expense. As a percent of revenue, operating expenses for the Technologies Group were 48% during the nine months ended September 30, 2007, a decrease from 59% during the same period in 2006.

Advanced Applications Services Group

Total revenue for the Advanced Applications Services Group was $5,663,000 in the nine months ended September 30, 2007, a 2% increase from the same period in 2006. The increase in revenue is related to an increase in outsourced services for a significant hospitality related customer.

Gross profit increased by $265,000 in the nine months ended September 30, 2007, and was 20% of revenue, compared with 16% of revenue in the same period in 2006. The increase in gross profit dollars and gross margin percentage was primarily attributable to enhanced utilization of the existing support infrastructure.

Allocated operating expenses incurred in Advanced Applications Services Group for the nine months ended September 30, 2007, were $411,000, a decrease of $190,000 compared to the same period in 2006.

Discontinued Operations

No discontinued operations were recorded in the nine months ended September 30, 2007 since we disposed of substantially all of the operating assets of our NACT and MCK businesses in January 2005.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. The determination of whether the ability to collect is reasonably assured is based upon an assessment of the creditworthiness of the customers. In instances where the collection of a receivable is not reasonably assured, the revenue and related costs are deferred.

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

During 2001, we initiated certain restructuring plans and discontinued operations of our legacy value-added reseller business. In conjunction with these restructuring plans, we established a restructuring reserve account for the estimated costs related to the plans. These costs primarily related to facilities closings, severance costs and other businesses exiting costs. For the facilities closings cost, a reserve was established for all remaining lease payments due on buildings and equipment that were no longer being utilized in continuing operations, less assumptions for sub-leases. The accrual for one of the leases with total payments remaining through January 31, 2010 of $984,000 is offset by sublease receipts to us totaling $375,000 through the end of the lease term and assumes an amount of $180,000 for the extension of one of the subleases through the end of the lease term.

As of September 30, 2007, we had a remaining balance of approximately $1,307,000 in liabilities of discontinued operations. We currently believe that this remaining estimated balance is sufficient to cover future obligations associated with the restructurings; however, changes in these estimates could occur based on changes in the financial condition of the subleases.

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

Litigation and Related Contingencies

We are subject to proceedings, lawsuits and other claims related to labor, product, and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as, potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made by us with assistance of our legal counsel after careful analysis of each individual issue based upon the then-current facts and circumstances. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

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

At September 30, 2007, we had a negative working capital position (excess of current assets over current liabilities) of $6,338,000 compared to a negative working capital position of $768,000 at December 31, 2006. Our cash and restricted cash totaled $5,910,000 at September 30, 2007 and $2,175,000 at December 31, 2006. Total long-term debt, net of discount, was $5,233,000 at September 30, 2007 and $12,634,000 at December 31, 2006.

On September 20, 2006, we entered into the Security Agreement with our primary lender which provides for a three-year, $14.0 million revolving credit facility. The new credit facility replaced our prior $10.0 million credit facility.

The credit facility consists of two tranches: (i) Tranche A, an $8.0 million tranche, the availability of which is subject to a borrowing base, and (ii) Tranche B a $6.0 million tranche, of which $5.0 million is outstanding and the remainder of which is no longer available as a result of scheduled availability reduction by $187,500 per month beginning in February 2007. Borrowing availability under Tranche B is not subject to a borrowing base. Borrowing ability under

Tranche A is determined pursuant to a formula which is based on the value of our eligible accounts receivables and inventory and borrowings under Tranche A accrue interest at a rate of prime rate plus 2%, provided that the interest rate shall not be less than 9% (9.75% at September 30, 2007). Borrowings under Tranche B accrue interest at a fixed rate of 15%. Borrowings under the credit facility shall be made first under Tranche B to the extent of availability thereunder and then under Tranche A to the extent of availability thereunder. In June 2007, we purchased credit insurance on our international accounts receivable. We are now able to include our insured international accounts receivable in our borrowing base which has expanded our availability as previously we were restricted to only domestic accounts receivable in our borrowing base.

As of September 30, 2007, we had outstanding borrowings including interest under Tranche A and Tranche B of $5,890,000 and $4,500,000, respectively. The remaining borrowing availability under the credit facility at September 30, 2007 was $2.1 million under Tranche A and $0 under Tranche B.

On February 4, 2005, we completed a private placement of senior unsecured convertible debentures and warrants pursuant to a securities purchase agreement with certain institutional investors. We issued $13,500,000 of senior unsecured convertible debentures, Series A warrants exercisable for 2,200,000 shares of our common stock and Series B warrants exercisable for 2,000,000 shares of our common stock. The senior unsecured convertible debentures bear interest at 6.75% per annum, are due February 2009 and are convertible into approximately 5,400,000 shares of our common stock at an initial conversion price of $2.50 per share, subject to anti-dilution adjustments and certain limitations. Interest is payable on a quarterly basis and principal became payable on a quarterly basis beginning August 2006. The Series A warrants issued in connection with the private placement are exercisable for a period of five years commencing on February 4, 2005 and at an exercise price of $3.60 per share. The Series B warrants issued in connection with the private placement were exercisable for a period of 90 days, commencing on June 16, 2005, and had an exercise price of $3.90 per share. The Series B warrants expired in September 2005. We received net proceeds of approximately $12,500,000, including $1,600,000 in restricted cash, net of expenses.

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

On June 30, 2006, in connection with the completion of the Admission of Citel U.K.’s entire issued share capital to AIM, the Company and CITEL amended the Note such that the principal balance of the Note became due and payable as follows: $870,000 to be paid within one business day of Admission; followed by six monthly installments of $75,000 commencing 12 months from the date of Admission; and all remaining outstanding principal and accrued interest under this note will be due and payable on January 21, 2008. In July 2006, we received the $870,000 as contemplated by the amendment to the Note.

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

In connection with executing the CM Agreement, the Company and CM entered into a three-year Manufacturing Agreement which sets forth the terms and conditions under which CM shall manufacture the Assembled Products. As of September 30, 2007 CM had used $1,582,000 of electrical components in the manufacture of the Assembled Products, reduced the outstanding commitment to utilize $2.0 million of electrical components in the first two years of the agreements to approximately $418,000 which reduced the inventory currently assigned to CM to approximately $418,000. The remaining assigned inventory is reflected as inventory on the balance sheet as of September 30, 2007. The assigned inventory is not eligible for inclusion in the borrowing base under our credit facility

In January and February 2007, we issued 5,000,000 shares of common stock and warrants to purchase 2,700,000 shares of our common stock in private placement transactions for an aggregate purchase price of $5,000,000, or $1.00 per share. The warrants issued in connection with the private placement are exercisable for a period of five years at an exercise price of $1.25 per share. We received proceeds from the private placement of approximately $4.4 million, net of expenses.

On May 25, 2007, we entered into an agreement with CITEL and Citel PLC pursuant to which CITEL prepaid the Note, by making an immediate cash payment to us of approximately $1.9 million. In addition, Citel PLC was required to issue to us 62,424 Citel Shares which had a market value of approximately $70,000 as of May 24, 2007 and, based upon representations made by CITEL to us, are fully tradable on the AIM market of the London Stock Exchange. We have agreed not to sell or transfer the Citel Shares prior to January 21, 2008, the original maturity date of the Note. We received the Citel Shares, canceled the Note and released our security interest in the collateral securing the Note.

In September 2007, we issued 7,097,760 shares of our common stock, respectively, and warrants to purchase 5,471,755 shares of our common stock, respectively, in a private placement transaction for an aggregate purchase price of approximately $4,850,000, or $0.68 per share. The warrants issued in connection with the private placement are exercisable on March 6, 2008 for a period of five years at an exercise price of $0.90 per share. We received proceeds from the private placement of approximately $4,547,000, net of expenses.

Cash Flow

Cash used in our continuing operations in the nine months ended September 30, 2007 totaled $8,201,000 compared with $8,107,000 in the same period in 2006. The cash used in continuing operations during the nine months ended September 30, 2007 resulted primarily from cash used by continuing operations of $8,092,000 (net loss from continuing operations of $16,484,000 reduced by net non-cash charges totaling $8,392,000, including depreciation and amortization of $2,780,000, amortization of loan fees and discount on convertible subordinated debentures of $3,390,000, provision for doubtful accounts of $307,000, interest expense of $576,000, equity in loss of investment of $115,000, loss on debt restructuring of $231,000, and stock based compensation of $1,025,000 offset by $32,000 in other) partially offset by the net increase in current operating assets and liabilities of $109,000. This compares to cash used by continuing operations of $8,152,000 (net loss from continuing operations of $13,420,000, reduced by net non-cash charges totaling $5,267,000 including depreciation and amortization of $1,917,000, amortization of loan fees and discount on convertible subordinated debentures of $2,681,000, provision for doubtful accounts of $478,000, equity in loss of investment of $127,000, and stock based compensation of $200,000, offset by $136,000 in other) further reduced by the net decrease in current operating assets and liabilities of $46,000 for the nine months ended September 30, 2006.

Cash used in our discontinued operations in the nine months ended September 30, 2007 totaled $178,000 compared to $1,457,000 in the same period in 2006.

Cash used by investing activities for continuing operations in the nine months ended September 30, 2007 of $588,000 compares to cash used in investing activities for continuing operations in the nine months ended September 30, 2006 of $126,000. In the nine months ended September 30, 2007 we used $1,815,000 in cash related to the iMarc Acquisition and Sentito provided us $937,000 in cash related to the acquisition. During the nine months ended September 30, 2007 restricted cash decreased by $538,000 compared to $402,000 in the same period in 2006. We spent $248,000 and $286,000 on capital expenditures in the nine months ended September 30, 2007 and 2006, respectively.

Cash provided by investing activities for discontinued operations in the nine months ended September 30, 2007 was $1,880,000, compared to $1,420,000 in the same period of 2006 that relates to the collection of a note issued to us in the sale of the MCK business.

Cash provided by financing activities totaled $11,331,000 in the nine months ended September 30, 2007 compared to $8,219,000 in the same period of 2006. For the nine months ended September 30, 2007, we received proceeds from a private placement of $8,815,000 (net of associated fees) and from borrowings on the line of credit of $2,507,000. For the nine months ended September 30, 2006, the Company received proceeds from a private placement of

$6,760,000 (net of associated fees) and net borrowings under the line of credit of $3,460,000, offset by a payment of $2,025,000 on the $4,647,000 convertible subordinated debentures.

Contractual Obligations and Commercial Commitments

The following summarizes our future contractual obligations at September 30, 2007 (in thousands) and excludes interest expense and sublease rentals and assumes that leases are not renewed.

Contractual Obligations	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Line of credit	$10,390	$8,140	$2,250	$—	$—
Notes payable for the purchase of Clarent	3,000	3,000	—	—	—
Senior unsecured convertible debentures	9,562	5,063	4,499	—	—
Operating leases:
Continuing operations	4,944	2,261	2,683	—	—
Discontinued operations	874	384	490	—
Total contractual cash obligations	$28,770	$18,848	$9,922	$—	$—

We remain a guarantor on a lease through December 2009 used in the operations of the NACT business, which we sold in January 2005. The total commitment related to this lease is approximately $1,403,000.

Sources of Cash

We have a history of incurring operating losses, and as a result, we have not yet been able to generate positive cash flow from operations. For the remainder of 2007, we expect that our primary sources of cash will be from cash on hand and borrowings under our credit facility as well as other sources. We are currently working on several initiatives to continue to reduce the cash used in continuing operations and to ensure that it has sufficient liquidity to cover our needs for the next twelve months.

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

During September 2007, we issued through private placement transactions an aggregate of 7.1 million shares of common stock and warrants to acquire 5.5 million shares of our common stock for an aggregate purchase price of $4.9 million. The warrants are exercisable over a 5-year period commencing on March 6, 2008 at a per share exercise price equal to $0.90. We received approximately $4.5 million, net of expenses.

As previously mentioned, on September 20, 2006, we entered into a new credit facility which provides for a three-year, $14.0 million revolving credit facility. The new credit facility replaced our prior $10.0 million credit facility and thus increased our availability of working capital. As of September 30, 2007, we had outstanding borrowings including interest under Tranche A and Tranche B of $5,890,000 and $4,500,000, respectively. The remaining borrowing availability under the credit facility at September 30, 2007 was $2.1 million under Tranche A and none under Tranche B.

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

We have taken, and continue to take, steps that we believe will not only increase revenues and gross margins but also will make us more efficient and reduce operational expenses. The acquisition of Verilink, completed in June 2006, has contributed significantly to increased revenues and gross margin and reduced operating losses. In December 2006, we acquired the iMarc product line which is being integrated into the Verilink operations and also is expected to contribute to reductions in operating losses. These acquisitions have provided us with two new U.S. based Tier 1 carrier customers. In addition, our sources of revenues have transitioned from a majority of revenues being from international sources to a mix which is approximately equal between U.S. and international sources. This transition has substantially improved our cash flow through a reduction in days sales outstanding in receivables. Revenue growth is viewed as the key driver to continue the improvement in the reduction of the operating losses and cash used from operations. During 2006, we introduced new products including product bundles comprised of two or more of our proprietary technology products; and shifted resources to focus on fewer but larger and more strategic OEM and distributor relationships. The reorganization of our sales and distribution network is expected to contribute to our future revenue growth as well as business acquisitions and strategic partnerships. Although gross margins are dependent on many different factors, including revenue volume, product mix and discounting, we believe that in general, gross margins should improve with revenue increases by leveraging departmental and other non-variable costs. In addition, we anticipate improved margins from higher value solution sales such as the product bundles.

In August 2007, we instituted a restructuring program which included a workforce reduction of approximately 12%. These restructuring activities are expected to yield up to $1.0 million in reduced operating costs on a quarterly basis. The savings from this program will begin in the third quarter of 2007 but will be more pronounced in the fourth quarter when we receive a full quarter of benefit. We recorded a restructuring charge in the third quarter of 2007 associated with this program.

Our business strategy calls for growth internally as well as through acquisitions. In connection with the recently acquired Sentito business, we have incurred certain incremental costs and expenses associated with the integration process. We have completed the integration process of Sentito and consolidated their operations from two facilities to one, reduced the staff level in the engineering group and have fully integrated the finance functions into our finance team in Atlanta.

Our short-term cash needs are for working capital, including cash operating losses, capital expenditures, payments on the convertible subordinated debentures of approximately $5.1 million in the next twelve months, to the extent that we do not elect to make these payments in stock, interest payments on debt outstanding, payments of the accrued loss on sublease and payments related to discontinued operations as well as payments related to prospective businesses we may acquire, if any. In addition we have scheduled payments of approximately $2.2 million on the Tranche B of the credit facility and $3.0 million on the note payable for the purchase of substantially all the operating assets of Clarent Corporation to be made in the next twelve months. We also expect to pay out approximately $2.2 million related to lease payments, net of sublease rental, in the next twelve months.

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

 We expect to meet these short-term and long-term cash needs through cash from operations, if any, cash on hand, borrowings under the credit facility or other debt facilities, if available, as well as through possible issuances of equity or debt securities or through the sale of assets or businesses. If sufficient borrowing capacity under a working capital line of credit is unavailable (or if we are unable to restructure our existing credit facility in the event that we require additional borrowing capacity), or if we are otherwise unable to obtain additional capital or sell assets, then we may not be able to meet our obligations and growth plans.

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

Interest Rate Risks

Our notes payable and convertible subordinated debentures at September 30, 2007, carry interest rates which are fixed. Tranche A of our line of credit with Laurus carries interest rates which vary with the prime rate. Accordingly, if we have any indebtedness outstanding under Tranche A, then any increases in the prime rate will reduce our earnings. A 1% increase in the prime rate on the $5.8 million outstanding under Tranche A of our line of credit at September 30, 2007 would result in an annual interest expense increase of approximately $58,000.

Foreign Currency Risks

Products sold outside of the United States of America are transacted in U.S. dollars and, therefore, we are not exposed to foreign currency exchange risk on these transactions. Transactions with Verso Canada and Verso Technologies (UK) Limited, an indirect, wholly-owned subsidiary of ours, present foreign currency exchange risk. The principal transactions are personnel and related costs. The intercompany balance is denominated in U.S. dollars and changes in foreign currency rates would result in foreign currency gains and losses. Using the intercompany balance at September 30, 2007, a 10% strengthening of the U.S. dollar against the Canadian dollar and the British pound would result in a foreign currency transaction loss of approximately $59,000. To date, foreign exchange gains and losses have not been significant.

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

During the quarter ended September, 2007, there was not any change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Except as described in Note 16 to our consolidated financial statements included in the Annual Report and as provided in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 and as set forth below, we are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business, and we do not expect this ordinary litigation to have a material adverse effect on us. There has been no material developments regarding the pending material legal proceedings described in Note 16 to our consolidated financial statements included in the Annual Report during the nine months ended September 30, 2007 except as noted in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 and as noted below:

In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of MCK’s common stock between the date of MCK’s initial public offering and December 6, 2000. The complaint named as defendants MCK and certain of its former officers and other parties as underwriters of its initial public offering (the “MCK defendants”). The plaintiffs allege, among other things, that MCK’s prospectus, contained in the Registration Statement on Form S-1 filed with the SEC, was materially false and misleading because it failed to disclose that the investment banks which underwrote MCK’s initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of MCK’s common stock after the initial public offering. This case is one of many with substantially similar allegations known as the “Laddering Cases” filed before the Southern District of New York against a variety of unrelated issuers (the “Issuers”), directors and officers (the “Laddering Directors and Officers”) and underwriters (the “Underwriters”), and have been consolidated for pre-trial purposes before one judge to assist with administration. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. After a hearing on the motion to dismiss, the court, on February 19, 2003, denied dismissal of the claims against MCK as well as other Issuers. Although MCK believes that the claims asserted are meritless, MCK and other Issuers negotiated a tentative settlement with the plaintiffs. The terms of the tentative settlement agreement provide, among other things, that (i) the insurers of the Issuers will deliver a surety undertaking in the amount of $1 billion payable to the plaintiffs to settle the actions against all Issuers and the Laddering Directors and Officers; (ii) each Issuer will assign to a litigation trust, for the benefit of the plaintiffs, any claims it may have against its Underwriters in the initial public offering for excess compensation in the form of fees or commissions paid to such Underwriters by their customers for allocation of initial public offering shares; (iii) the plaintiffs will release all claims against the Issuers and the Laddering Directors and Officers asserted or which could have been asserted in the actions arising out of the factual allegations of the amended complaints; and (iv) appropriate releases and bar orders and, if necessary, judgment reductions, will be entered to preclude the Underwriters and any non-settling defendants from recovering any amounts from the settling Issuers or the Laddering Directors and Officers by way of contribution or indemnification. Prior to our acquisition of MCK, MCK’s board of directors voted to approve the tentative settlement. On February 15, 2005, the judge presiding over the Laddering Cases granted preliminary approval of the proposed settlement, subject to some changes, which were subsequently submitted. The judge issued an order on August 31, 2005, further approving modifications to the settlement and certifying the class. Notice of the settlement has been distributed to the settlement class members. The deadline for filing objections to the settlement is March 24, 2006, and a fairness hearing was held April 26, 2006. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a ruling reversing class certification for purposes of the litigation. The plaintiffs petitioned for rehearing and rehearing en banc, and the Second Circuit Court denied the request on April 9, 2007. Because the settlement as agreed was not viable without the class certification, the parties stipulated to its termination without prejudicing their ability to apply to the court regarding a future settlement. The court approved the stipulation in an order dated June 22, 2007. The plaintiffs are considering ways to define a new class in the case. No provision was recorded for this matter in the financial statements of MCK prepared prior to its acquisition by us because MCK believed that its portion of the proposed settlement would be paid by its insurance carrier. We agree with MCK’s treatment of this matter.

Item 1A.   Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, which could materially affect our business, financial condition or future results. These risks are not the only risk factors facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The risk factors included in Part I, “Item 1.A. Risk Factors” in the Annual Report have not materially changed other than as set forth in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and as set forth below.

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

Pursuant to the registration rights agreements we have entered into with the investors who purchased our securities in a private placement transaction conducted by us in January and February 2007, we have agreed to pay to such investors certain liquidated damages in the event we do not meet certain of our obligations under such registration rights agreements. The registration statement filed on behalf of the investors was declared effective by the SEC on June 14, 2007. If this registration statement cease to remain continuously effective or the investors are not permitted to use the prospectus of which such registration statement is a part as required by the registration rights agreements for more than fifteen (15) consecutive calendar days or more than an aggregate of twenty (20) calendar days during any twelve (12)–month period, then on the date of such event and each monthly anniversary of such date until we are able to cure such event, we will be required to pay to the investors a cash payment equal to 1.5% of the aggregate purchase price paid by such investors for the securities purchased by them in the private placement; however, the maximum aggregate liquidated damages we may be obligated to pay may not exceed $1,200,000. If we are unable to satisfy our obligations under such registration rights agreements and we are obligated to pay liquidated damages, it may have a materially adverse effect on our cash flow and results of operations.

We have significant market overhang which could adversely affect the trading price of our common stock.

As of November 14, 2007, we had (i) 66,747,829 shares of common stock outstanding, (ii) approximately 4.2 million shares of common stock issuable upon exercise of outstanding options, (iii) approximately 20.2 million shares of common stock issuable upon exercise of outstanding warrants and (iv) approximately 5.7 million shares of common stock issuable upon conversion of the principal amount of our outstanding convertible debentures. If all the outstanding options, warrants and convertible debentures were exercised or converted, as applicable, by their holders, then approximately an additional 30.1 million shares of common stock would be outstanding. This would represent an approximate 45% increase in our outstanding common stock. The convertible debentures are convertible, and a vast majority of the outstanding options and warrants are exercisable, at prices currently above the public trading prices of the common stock. However, in the event that even a portion of these outstanding options and warrants were to be exercised, or a portion of the convertible debentures were to be converted, the resulting dilution could depress the trading price of the common stock. We have registered all of the potential dilutive shares of common stock for resale pursuant to registration statements we have filed with the SEC. If a significant portion of these shares are sold in the public marketplace by the selling shareholders identified in these registration statements, then such sales could also have a severe and adverse material affect on the trading price of the common stock.

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

VERSO TECHNOLOGIES, INC.

Date: November 14, 2007	By:	/s/ Martin D. Kidder Chief Financial Officer (duly authorized signatory and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing

4.1	Form of Restricted Stock Award for restricted stock awarded pursuant to the Verso Technologies, Inc. 1999 Stock Incentive Plan, as amended.	Filed herewith.

4.2	Form of Non-Qualified Stock Option Agreement for non-qualified stock options awarded pursuant to the Verso Technologies, Inc. 1999 Stock Incentive Plan, as amended.	Filed herewith.

4.3	Option to purchase 16,438 shares of the Company’s common stock issued to Martin D. Kidder on October 16, 2007. Represents an executive compensation arrangement.	Filed herewith.

4.4	Option to purchase 44,643 shares of the Company’s common stock issued to Martin D. Kidder on October 18, 2007. Represents an executive compensation arrangement.	Filed herewith.

4.5	Option to purchase 21,825 shares of the Company’s common stock issued to Mark H. Dunaway on October 16, 2007. Represents an executive compensation arrangement.	Filed herewith.

4.6	Option to purchase 32,738 shares of the Company’s common stock issued to Steven A. Odom on October 16, 2007. Represents an executive compensation arrangement.	Filed herewith.

4.7	Option to purchase 89,286 shares of the Company’s common stock issued to Steven A. Odom on October 18, 2007. Represents an executive compensation arrangement.	Filed herewith.

4.8

Restricted Stock Award Agreement dated October 16, 2007, between the Company and Martin D. Kidder with respect to 16,438 shares of the Company’s common stock. Represents an executive compensation arrangement.

Filed herewith.

4.9

Restricted Stock Award Agreement dated October 16, 2007, between the Company and Mark H. Dunaway with respect to 21,825 shares of the Company’s common stock. Represents an executive compensation arrangement.

Filed herewith.

4.10

Restricted Stock Award Agreement dated October 16, 2007, between the Company and Steven A. Odom with respect to 32,738 shares of the Company’s common stock. Represents an executive compensation arrangement.

Filed herewith.

4.11	Form of Registration Rights Agreement entered into in connection with the Company’s September 2007 private placement.	Filed herewith.

4.12	Form of Warrant to purchase shares of the Company’s common stock dated September 5, 2007, issued in connection with the Company’s September 2007 private placement.	Filed herewith.

4.13	Form of Warrant to purchase shares of the Company’s common stock dated September 6, 2007, issued in connection with the Company’s September 2007 private placement.	Filed herewith.

Exhibit No.	Exhibit	Method of Filing
4.14	Form of Warrant to purchase shares of the Company’s common stock dated September 10, 2007, issued in connection with the Company’s September 2007 private placement.	Filed herewith.

10.1	Consulting and Separation Agreement between the Company and Montgomery Bannerman, dated June 30, 2007.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed July 6, 2007.

10.2	Verso Technologies, Inc. 2007 Restricted Stock and Option Incentive Program.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 12, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer.	Filed herewith.