Form 10-K
period 2007-12-31
VERSO TECHNOLOGIES INC
filed 2008-04-15
CIK 797448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act of 1933.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act.  (Check one):

Large Accelerated filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the last reported sale price of such common equity of the registrant as of such date as reported by the Nasdaq Stock Market, was $38,462,368.

As of April  15, 2008, 93,300,591 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant's definitive proxy statment to be filed with the Securities and Exchange Commission pursuant to regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 1.                  Business

General

Verso Technologies, Inc., a Minnesota corporation (the “Company” or “we”), is a global technology provider of next generation network solutions offering a core-to-edge product portfolio for telecommunications service providers and enterprise organizations. We have an integrated portfolio of Internet Protocol (“IP”) based products and other products that include the brands AccessGate®, Clarent®, iMarc®, I-Master®, NetPerformer®, NetSpective®, Telemate.Net®, and Verilink® and in late 2007 certain of our products were branded VCLEAR™ to designate them as “pure IP-based” next generation products. Our core focus, provided by our Technologies Group, is on three market segments: (i) Mobile Backhaul – an end-to-end cellular network bandwidth optimization solution that helps network operators expand and migrate wireless services, improve reliability and control operating costs; (ii) Softswitch/Gateway – a pure IP platform that enables profitable end-to-end IP communications over wireline, wireless, terrestrial and satellite links, which is also interoperable with legacy architectures to deliver a seamless, profitable Voice over Internet Protocol (“VoIP”) migration path; and (iii) Integrated Access Devices (“IAD”)– an ideal access platform that provides integrated multi-service connectivity, aggregation and compression to efficiently enable digital convergence, toll bypass, video and conferencing. Also through our Technologies Group, we offer Network Monitoring and Security, which minimizes communications costs and monitors and controls employee productivity and computer usage through sophisticated software products that provide monitoring, reporting, and filtering functions.

We also sell services, provided by our Outsourcing Group (formerly known as the Advanced Applications Services Group), which enables our customers to reduce overhead and operating expenses. These services include outsourced technical support, application installation, and training to both customers of the Technologies Group and outside customers.

Our customers include the following entities or certain of their affiliates: AT&T Inc., Alcatel-Lucent, Avaya, Hughes Network Systems, Interlink Communications, ND SatCom, Nortel Networks, Veraz Networks, Inc., Verizon Communications, Inc., and ViaSat Inc. For our service provider customers, we offer an end-to-end, convergence architecture that provides the technology infrastructure as well as applications needed to accelerate a service provider's time-to-revenue for new services over different access mediums. For enterprise customers, we offer hardware and software solutions that help organizations enhance productivity, reduce network costs and comply with regulatory requirements. We have installations in more than 95 countries and our products are sold either through our direct sales organization or through a well established network of domestic and international partners. Our channel partners include AT&T, Alcatel-Lucent, Avaya, Hughes Network Systems, Interlink Communication Systems, Nortel, and ViaSat.

We are located at 400 Galleria Parkway, Suite 200, Atlanta, Georgia 30339, and our telephone number at that location is (678) 589-3500. We maintain a worldwide web address at www.verso.com. Our annual, quarterly and current reports, and amendments thereto, which we file with, or furnish to, the SEC, are available free of charge in the investors section of our website at www.verso.com. Such reports and amendments are available on our website as soon as reasonably practical after we have filed such reports with, or furnished such reports to, the SEC.

Technologies Group

The Technologies Group develops softswitch, software and hardware-based converged packet solutions that use next generation protocols such as VoIP, VoIP based access products, VoIP based applications and server devices that provide multiplexing and transport of voice and data services, as well as other advanced protocols for specialized applications such as a Global System for Mobile Communication (“GSM”) and Code Division Multiple Access (“CDMA”) backhaul and voice/data over satellite transmissions. The Technologies Group focuses on the VoIP, GSM, pre-paid, post-paid, and integrated access device sectors of the communications industry. The group’s solutions enable service providers to rapidly deploy highly efficient converged communication networks which are more cost-effective to operate and which enhance revenues by supporting innovative, higher margin services. The Technologies Group differentiates its solutions portfolio from those of our competitors by providing complete, end-to-end, bundled solutions that range from the central core to the edge of the network, as well as offering applications that generate and enhance revenues. The Technologies group has four business units which comprise its total business.

Softswitch/Gateway Business

A softswitch is used to control connections at the junction point between circuit and packet networks and takes care of functions such as billing, call routing, signaling, call services as well as connecting different types of digital media streams together to create an end-to-end path for voice and data. Customers deploy softswitches to replace legacy technology, to build out new networks, and to increase capacity in existing markets. Traditional softswitching connects and converts public switched telephone networks (“PSTN”) to VoIP networks. Verso’s softswitching technology has been designed and built from inception to be a pure, end-to-end, IP-based switching solution that we refer to as an “IP Pure Switch.”

In the first quarter of 2003, we acquired substantially all of the operating assets of Clarent Corporation (“Clarent”), a pioneer in packet-based technology. The acquisition included Clarent’s softswitch and NetPerformer® network optimization product lines. The Clarent softswitching technology became the core of our Softswitch/Gateway business unit. Today, the former Clarent product line supports a variety of diverse business applications from Voice over Broadband (“VoBB”) enterprise managed services and retail calling cards to wholesale IP telephony, IP network clearing services, international long distance and residential dial tone services. The NetPerformer technology became the core of our Backhaul business, discussed below. (See “Mobile Backhaul Business”)

On April 17, 2007, we acquired Sentito Networks, Inc. (“Sentito”), a provider of media and signaling gateway equipment to the telecommunications market, by means of the merger of SN Acquisition Corporation, a wholly-owned subsidiary, into Sentito pursuant to an Agreement and Plan of Merger, dated as of April 4, 2007 (the “Sentito Acquisition”). The acquisition of this technology lowered our product cost for our softswitch solution. As the Sentito gateway is fully integrated into our softswitch, it will provide us with a proprietary integrated gateway within our softswitch solution.

Within our softswitch/gateway business we provide an enhanced services solution under the brand name I-Master. In August 2004, we began working with WSECI, Inc., formerly known as Jacksonville Technology Associates, Inc. (“WSECI”), to resell WSECI’s open and next generation based pre-paid and post-paid I-Master® solution. This solution is scalable to Tier I and Tier II carriers and is compatible with other equipment provider’s technologies, including our technologies, and as such, presents a larger market opportunity for us. In March 2005, we acquired substantially all the operating assets of WSECI. This type of pre-paid and value-added application often represents the greatest potential for immediate revenue to our customer. These applications are often sold within the context of a softswitch solution; however, our applications are compatible with all leading softswitches in the market. As the telecommunications business becomes more and more software-centric, these kinds of applications are leading the way as competitive realities drive wireless vendors and software developers to create more cohesiveness among services, service management, and operations.

Mobile Backhaul Business

Mobile backhaul, or compression technology, allows a service provider to optimize and reduce the cost of existing bandwidth. This is desirable due to the high cost of deploying new bandwidth. Products are utilized by operators in emerging markets who desire to provide basic service to new subscribers, and by developed market operators who desire bandwidth optimization to handle the growth in demand and use of video, voice, and data over wireless networks. Customers deploy this technology when they are expanding an existing network, building out a next-generation network, or simply endeavoring to lower operating costs. NetPerformer and AccessGate comprise our mobile backhaul product lines. There are two primary market forces at work driving demand in this business: (1) growth in wireless GSM subscribers worldwide, and (2) growth in bandwidth requirements to service customers who are using more bandwidth intensive services such as voice, video, and data. GSM is the most popular standard for mobile phones in the world with an estimated 82% of the world market. It is used by an estimated 2 billion people in 212 countries and territories according to the GSM Association. Verso’s products are compatible with other standards; however, the majority of the Company’s backhaul business to date has been to GSM-oriented customers.

Our Mobile Backhaul business was created with the acquisition of the NetPerformer technology from Clarent Corporation in 2003. The NetPerformer’s network optimization and compression devices enable multi-site enterprises to lower communications costs, alleviate bandwidth constraints, reduce network complexity and extend telecom services to remote locations with poor or nonexistent telecom infrastructures. This versatile line of products enables information technology managers to integrate mission critical networks and applications across their enterprise. In addition, NetPerformer products enable enterprises to dramatically reduce telecom costs by eliminating monthly fees associated with tie lines that link remote offices to corporate headquarters and eliminating the toll charges on inter-office long distance calls.

On December 21, 2007, our wholly-owned subsidiary, Verso Backhaul Solutions, Inc. (“Verso Backhaul”) purchased the AccessGate® cellular backhaul optimization product line (“AccessGate”) from NMS Communications Corp. (the “AccessGate Acquisition”).  We believe that the AccessGate acquisition has consolidated that market segment and made Verso a leading provider of mobile backhaul solutions worldwide. In January of 2008, we combined management of the AccessGate and Net Performer backhaul optimization operations into our consolidated Mobile Backhaul product business unit.

Integrated Access Business

An Integrated Access Device (“IAD”) is a customer premises equipment device (“CPE”) that provides access to wide area networks and the internet. Specifically, it aggregates multiple channels of information including voice and data across a single shared access link to a carrier or service provider Point of Presence, or “PoP”. The access link may be a T-1 line, a Digital Subscriber Line (“DSL”) connection, a cable network, a broadband wireless link, or a metro-Ethernet connection.

Our Access products and product families under the Verilink and iMarc brand names address issues and applications faced by both wireline and wireless communications carriers and enterprises. The products utilized by wireline carriers are typically deployed in either (i) the “last mile” of their networks to enable the delivery of telecommunications services to end users, both business and residential customers, or (ii) in their internal corporate networks providing the communications connectivity within the corporation. The products utilized by the enterprise customers typically are deployed as access devices connecting the corporation’s offices to the telecommunications network. Our primary products in this group are the Verilink 8000 Series, the WANsuite family, the Shark family and the iMarc family.

On June 16, 2006, we acquired the outstanding equity interests of Winslow Asset Holdings, LLC (now known as Verso Verilink) from Winslow Asset Group, LLC (the “Verilink Acquisition”). Winslow Asset Holdings, LLC had earlier acquired substantially all of the business assets of Verilink Corporation and Larscom Incorporated (together, the “Verilink Sellers”), other than the accounts receivable and certain fixed assets of the Verilink Sellers which were transferred to Winslow Asset Group, LLC.  As a result of our equity purchase, we acquired the Verilink Sellers’ business of developing, manufacturing, marketing and selling broadband access solutions for computer networks.

On December 29, 2006, we purchased certain assets of Paradyne Networks, Inc. related to the business of manufacturing, selling and supporting the iMarc product line (the “iMarc Acquisition”).  The iMarc product line is a family of asynchronous transfer mode (“ATM”) devices, IP service units, and branch monitors that provides intelligent demarcation between carrier and enterprise networks, allowing for easier management. The iMarc and Verilink businesses are now combined into our Integrated Access Device products group.

Network Monitoring and Security Business

As companies endeavor to drive productivity, it has become increasingly important to minimize communications costs and monitor and control employee productivity and computer usage through sophisticated software products which provide monitoring, reporting, and filtering functions. We address this market demand through our Telemate and NetSpective products, which provide call accounting, content management, and web filtering technology to a wide array of primarily North American enterprise customers.

In November of 2001, we acquired Telemate.net, which consisted of the TeleMate call accounting technology and the NetSpective content management and web filtering technology. Our TeleMate® call accounting solution is a comprehensive, easy-to-use reporting tool used to facilitate the migration to next generation VoIP networks. The TeleMate product helps enterprises minimize voice communications costs, simplify capacity planning, and monitor employee productivity. Additionally, the TeleMate product measures resource utilization, provides reports for internal departmental charge-back or client billing, and handles dozens of other control reporting tasks. Our NetSpective® content management and web filtering solution enables enterprises to monitor, filter, and/or report on usage of critical IP network resources. With a comprehensive set of feature functionality that tracks Internet activity and detects usage of a variety of web-based applications, including peer-to-peer, instant messaging, online chat and streaming media, the NetSpective product helps enterprises, governments, schools and libraries maintain control of critical network resources and facilitate compliance with filtering and communications tracking regulations.

For the year ended December 31, 2007, revenue from the Technologies Group was $43.4 million, or 86%, of our consolidated revenue. Summarized financial information for the Technologies Group is set forth in Note 17 to the consolidated financial statements for the year ended December 31, 2007, which statements are contained elsewhere in this Annual Report.

Verso Outsourcing

Our second business segment is Verso Outsourcing, which consists of our technical assistance center, providing support for our technical applications and services to outside customers as well as the customers of our Technologies Group.

Verso Outsourcing delivers full-service, custom technical support to customers that want to ensure satisfaction with each end-user technology interaction, and supports all of our product lines. This allows us to better leverage resources while ensuring the highest level of customer support. It delivers 24 x 7 help desk support, Tier I, II and III product support, “insourcing”, on-site deployment services, hardware and software training, and project management resources.

In 2007, Verso Outsourcing completed a comprehensive business analysis covering all business processes, procedures, and systems with the objective of identifying and implementing the appropriate scalable platform in anticipation of rapid growth. Further, in late 2007, the Verso Outsourcing business was provided with its own distinct corporate identity and web presence, and was given the resources to launch an aggressive business development campaign.

For the year ended December 31, 2007, revenue from the Verso Outsourcing Group was $7.3 million, or 14%, of our consolidated revenue summarized financial information for the Verso Outsourcing Group is set forth in Note 17 to the consolidated financial statements for the year ended December 31, 2007, which statements are contained elsewhere in this Annual Report.

Technologies Group: Market

General

As the global business environment becomes increasingly competitive, enterprises and government entities of all kinds are driven by a common desire to lower operational costs, enhance revenue from new service offerings, improve productivity, increase customer retention, enhance service quality, and speed time to market. Many enterprises depend on a robust technology infrastructure to help them achieve these business goals. Burdened by the high costs of continuing to build, manage and maintain separate voice, video, and data networks, service providers have begun to combine voice, video, and data services onto converged IP-based network infrastructures that leverage the low cost delivery of IP networks while delivering the high reliability and voice quality standards of the circuit-switched, PSTN. These infrastructures are enabling service providers to launch new innovative services which provide important market share opportunities and enhance their revenue potential. These new applications are driving widespread adoption of converged packet-based technology among Tier I service providers in developed markets like North America and Europe, as well as in emerging market carriers in Asia-Pacific and elsewhere around the developing world. Many emerging markets could not deploy a financially feasible network without the efficiencies provided by advanced technology. As a result, enterprises and other customers are migrating their legacy voice and data systems into single converged networks that enable more efficient use of resources and easier integration of distributed, disparate resources, including applications, equipment, and people. Emerging market operators are utilizing the technology as a primary communications infrastructure. Deregulation and privatization of the global telecommunications industry continues to drive demand for converged packet-based technology for small, emerging, international service providers who are not encumbered by large, legacy time division multiplexing networks. More flexible and more agile than larger carriers, these emerging service providers are opening up large, previously untapped markets such as Africa, the Middle East, and India, driving much of the worldwide VoIP spending as they launch traditional voice services through a variety of wholesale and retail business models. As this adoption of VoIP technology continues, so does demand for new IP-centric tools that enable businesses to manage and enhance the performance, utilization, and efficiency of evolving communication infrastructures.

The primary markets for the Technologies Group consists of carriers, operators, government entities, and enterprises that need products and services in the following four market segments: VoIP, GSM, IAD, and Internet usage applications. The VoIP segment is characterized by operators and enterprises of all sizes and is being driven by deregulation and service providers’ desire to lower operating costs as well as deploy value-added applications over wireless broadband, virtual private network (“VPN”), and Worldwide interoperability for Microwave Access (“WiMAX”) networks. The market for wireless GSM technology is the largest market for handsets, especially in foreign and developing countries (estimated at 82% global market share). Our NetPerformer and AccessGate 2G/2.5G wireless optimization backhaul technologies lower the cost for operators by increasing the service provider’s bandwidth and increasing its efficiency. These solutions also facilitate deployment of new voice and data services while minimizing associated additions or changes to existing physical network infrastructure. Pre-paid solutions include applications such as traditional telephony, pre-paid data services over networks such as DSL, cable, and broadband wireless. The pre-paid segment is ideal for emerging markets where credit is not readily available to consumers but demand for communication products is growing rapidly as cost efficiencies create demand by making communications affordable to the end user and profitable for the operator. Sales in the VoIP, GSM, and pre-paid segments are achieved through our network of distributors and Original Equipment Manufacturer (“OEM”) partners in conjunction with our internal sales teams. The market for IADs is characterized by small and medium sized enterprises that are looking to optimize their voice and data networks. Sales of the Technologies Group IAD products are achieved through resellers or carrier partners as part of an integrated solution to their end customers. Demand is driven by end users desire to lower telecommunications operating costs. Our IAD business falls into three segments: bandwidth aggregation, service assurance, and converged access. In the bandwidth aggregation segment, market demand is shifting towards integrated solutions which incorporate Channel Service Units/Data Service Units (“CSU/DSU”) functionality such as IADs, access routers and new generation multiplexers. With this evolution in the market, the IAD product mix is positioned to transition from legacy stand-alone CSU/DSU toward integrated, next-generation access products. In the service assurance segment, we design, manufacture, and sell products that compute quality of service metrics at various levels of the network including the physical, network, and application (e.g. VoIP) levels. This product is a passive device that resides in the network as a probe or it is installed at an enterprise demarcation point and provides the wide area network (“WAN”) interface connection to the service provider network. In the converged access segment, we design, manufacture, and sell products that connect to the WAN to provide high-speed connectivity to end user businesses for the delivery of converged voice, video, and data applications. These products are commonly deployed at enterprise locations including main office, branch offices and remote offices, as well as the small office/home office. Our Network Monitoring and Security business enjoys a broad client base consisting of federal, state, and local governments, educational institutions, and business enterprises. The market is primarily domestic.

Technologies Group: Products and Solutions

Softswitch Solutions

Edge C5 Softswitch Solution

Our Edge Class 5 (“C5”) Softswitch Solution enables traditional and alternative telecommunications service providers to deliver residential and advanced enterprise managed services over the “last mile” of any IP communications network, opening the door to new business and revenue opportunities. The solution supports IP connectivity via H.323 (packet-based multimedia communications systems), media gateway control protocol (“MGCP”), and session initiation protocol (“SIP”) for interoperability with a wide range of access gateways as well as customer premises gateways (“CPGs”),  IP handsets, and carrier networks.  Additionally, our products support VoIP over newer access technologies such as broadband cable, xDSL and broadband wireless such as WiMAX technologies. The components of this VCLEAR™-brand solution include: C5 Call Manager; C4 Call Manager; Command Center; Element Management System; BHG Media Gateways; Border Agent; and VoIP CPGs.

In 2005, we introduced the Edge C5 Call Manager versions 3.3 and 3.4, which further expanded our opportunity at the network edge by providing key features such as hotline, limiting simultaneous calls, private networking configurations, distinctive music on hold, do not disturb, anonymous call rejection, simultaneous ring, video edge device support, SIP and GR303 access gateways, topology hiding, local number portability, E911, lawful intercept and a radius interface to authentication, authorization and accounting servers such as I-Master. These newly-introduced features expanded the opportunity to create new revenue enhancing opportunities for customers as well as allowed them to comply with the emerging VoIP regulatory requirements. These features are further discussed in the section of this Annual Report titled “Business - Research and Development.” In 2005, we deployed softswitch solutions in several emerging markets, including Slovenia, Africa, and India.

In 2006, we enhanced the Edge C5 solution with the following: a Back Office component, IP Centrex, a wholesale reporting module, enhanced software interactive voice response (“IVR”) capabilities, and the introduction of IBM platform support. The Back Office component offers customers integrated provisioning, management, reporting and automated billing for VoBB as well as wholesale peering business markets. An integrated wholesale reporting module enables our peering customers to offer their wholesalers as well as virtual wholesalers the ability to monitor and manage their traffic being offloaded and terminated into their networks. A hosted IP Centrex optional component that is integrated with the Class 5 Call Manager and Back Office components offers a feature set that meets the needs of small office/home office (“SOHO”) users and small business customers. We also enhanced our software based IVR and pre-paid application through support of dual tone multi-frequency (“DTMF”) handling using named events as defined by Internet Engineering Task Force (“IETF”) RFC 2833. This enabled us to offer a scalable IVR system for the support of multiple services such as VoBB and pre-paid calling. We signed a teaming agreement with IBM in 2006. As part of this relationship, we obtained certification  for our C5 product for VoBB overlay solutions as well as wholesale peering on the IBM BladeCenter platforms running on Linux.

In 2007, enhancements to Verso’s Edge C5 VoBB application, MetroNet, were focused on improving customers’ return on investment through enhancements to both solution turn-up and expansion. The MetroNet offering was restructured so that customer expansions resulted in a zero down-time between 2,500 and 100,000 subscriber solutions. In addition, in 2007, Verso developed a legal intercept solution with Verint System, Inc.’s StarGate mediation solution within the scope of the Communications Assistance for Law Enforcement Act (“CALEA”), an Act passed by the US Congress to facilitate the wiretapping of digital telecommunications switches.

 C4 Softswitch Solution

Our Class 4 (“C4”) Softswitch Solution seamlessly facilitates migration to VoIP, allowing carriers to preserve and leverage existing telecom investments to realize lower operating costs and lower overall total cost of ownership. A significantly more cost-effective and scalable alternative to traditional tandem circuit switches, this Unix-based, software-centric, modular tandem trunking solution enables wholesale transport and termination of voice traffic over global IP networks. The components of this solution include: C4 Call Manager; Command Center; Element Management System; SS7 Signaling; BHG Media Gateways; and Connect.

In 2005, we introduced C4 Call Manager version 2.1, which further expanded our opportunity in this market by providing key features such as local number portability, E911, private networking configurations, a radius interface to authentication, authorization and administration via the I-Master.

In 2006, we enhanced the C4 Call Manager with support of SIP and ISUP (integrated digital service network user parts) transport within SIP or SIP-T (session initiation protocol for telephones). These enhancements enable the C4 to interoperate as a stand-alone component with any Class 5 softswitch or VoIP based feature server enabling Signaling System 7 (“SS7”), Primary Rate Interface (“PRI”), and CAS/MFCR2 Time Division Multiplex (“TDM”) connectivity. Like the edge solution, the C4 solution was validated on the IBM BladeCenter solution on Linux.

In 2007, we introduced CarrierNet, a next generation C4 media gateway offering. CarrierNet is targeted to customers who require small to high density TDM to VoIP (SIP, SIP-T, or H.323) solution either for legacy PSTN access for their pure VoIP services (e.g. voice over broadband class 5 service, IP Centrex, hosted Private Branch Exchange (“PBX”) services) or for a wholesale traffic offering. The following capabilities were developed with CarrierNet: STM-1 and DS-3 TDM media gateway interfaces for Verso’s BHG2500 media gateway product line; a solution carefully packaged to minimize costly rack space requiring only 4 rack units for support of 4,032 DS0s of TDM to VoIP capacity; support for remote SS7 signaling backhaul using standards based SIGTRAN technology; and advanced routing features, including Telephone Number Mapping (“ENUM”), answer seizure ratio (ASR) based routing, least-cost based routing, and source trunk group based routing.

I-Master Pre-paid, Rating and Billing Platform

Our I-Master® Pre-paid, Rating and Billing Solution enables service providers and carriers to launch multiple voice and next generation revenue generating services while maintaining the revenue assurance associated with a pre-paid model. This solution also enables a significant level of personalization to the end user. Personal preferences are stored and used to enhance the end user’s experience which increases customer retention for the service provider. This pre-paid solution is based on open standards, meaning that it can integrate with our softswitch products and also with many other next generation equipment providers’ technologies, including the technologies of Cisco Systems, Inc., MetaSwitch (a division of Data Connection Ltd.), Nortel, and Veraz Networks, Inc. The I-Master solution is compatible with the technologies of other equipment providers and is scalable to Tier I and Tier II carriers. The solution also offers real-time authentication for revenue enhancing voice and data services, including calling, additional real-time authentication for Internet and virtual private network access via Asymmetric DSL (“ADSL”) and dial-up, and pre-paid broadband access.

In 2006, we added a number of rating features to I-Master to support the competitive North American pre-paid market. These include disconnect rate plans and global rate management tools. We executed a reseller agreement with one of the world’s leading providers of telecommunication systems which enables the provider to offer a product that provides real-time rating for cellular, data, VoBB, Wi-Fi, WiMAX and calling cards.

In 2007, we introduced market leading feature bundling capabilities to I-Master with feature based account management. This capability allows our customers to differentiate account attributes such as rate plans, service charges, and “roll-over rules” by feature inside of a single customer account. Features include black list, white list, friends and family plans, international calling, and Internet based data. This capability enables our customers to create and offer unique bundled service offerings using a revenue assurance method (i.e. pre-paid). I-Master also introduced the following enhancements: friends and family feature offering, black and white list support limiting an account to only place calls to allowed phone numbers, advanced Internet data rating with support for both directional and data volume, basic invoice generation and management for post-paid, context sensitive on-line help, revenue prediction tools advising our customers of the revenue impacts of a rating change (e.g. rate plan modification, addition or deletion of  a service charge), and overload protection and optimized application and batch job handling to improve overall performance and reliability.

Mobile Backhaul Solutions

NetPerformer® Integrated Access VoIP Routers

Our NetPerformer® line of access compression devices enables multi-site enterprises to lower communications costs, alleviate bandwidth constraints, reduce network complexity and extend telecom services to remote locations with poor or nonexistent telecom infrastructures. This versatile line of products enables information technology managers to integrate mission critical networks and applications across their enterprise. In addition, NetPerformer products enable enterprises to dramatically reduce telecom costs by eliminating monthly fees associated with tie lines that link remote offices to corporate headquarters and eliminating the toll charges on inter-office long distance calls.

In 2005, we released our GSM A.bis/A.ter bandwidth optimization solution for the NetPerformer platform offering cellular backhaul optimization. This solution provides GSM network operators with a new way to reduce their operating costs by providing bandwidth optimization for their entire GSM backhaul network, including the data portion. The NetPerformer platform offers multiple connectivity options, including IP, easily integrating with any existing network infrastructure. NetPerformer’s GSM A.bis/A.ter option converts TDM voice and data traffic channels to a more efficient packet-based format, which results in better bandwidth utilization without any GSM transcoding that would impact the voice quality. While optimizing the bandwidth required for GSM A.bis/A.ter up to 2:1 or greater, the NetPerformer product also provides a convergence path for GSM 3G using a common network infrastructure. This reduces the cost of the introduction of both technologies and reduces the recurring costs of the facilities serving sites that are migrating to 3G.

In 2006, we continued to enhance the GSM backhaul solution.  We developed new 1U high equipment, SDM-9210 for interconnection into the base transceiver station (“BTS”). It provides high reliability features like E1 bypass in case of failure as well as 1:1 redundancy. Additional improvements include a high precision clock compliant with the G.823 PDH standard which enables quality handover in high density urban areas. We introduced a high density chassis SDM-9600 with the SDM-9606 hot-swappable blades. The fully loaded chassis supports up to 30 T1/E1s. A new set of digital signal processors (“DSPs”) has been deployed that, in conjunction with several software enhancements, has improved the performance in General Packet Radio Service/Enhanced Data Rates for GSM Evolution (“GPRS/EDGE”) support and enabled a reduction of the overall latency of the solution. Other software enhancements include SS7 call setup detection and message transfer part – layer 2 (“MTP2”) spoofing for improved compression efficiency in digital current multiplication equipment (“DCME”) applications. We developed a number of features related to better operation over satellite networks, including features developed in connection with partnerships with particular satellite equipment vendors.

In 2007, we completed the launch of the SDM-9210 GSM backhaul product, a 1U remote site unit with special features like Precision Clock, optional integrated GPS Receiver, and a special E1/T1 bypass interface for improved reliability and simplified redundancy. We also launched the SDM-9600 High Density Chassis with the 9620 blade. This carrier class unit is based on the Advanced TCA chassis and can support up to five hot swappable blades with a maximum capacity of 80 x T1/E1s, 10 x 10/100/1000 Mbps Eth and five serial ports.  In order to better support ATC applications, we developed a new PTT interface card that can be installed in the SDM-9220 or SDM-9230.  In addition, we converted all NetPerformer products to be compliant with the requirements of the European Union’s Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”).

In the software area in 2007, we accomplished the following: support of all the new hardware; V.22, V.22 bis and V.23 modem support in pass through mode (Digital Circuit Multiplication Equipment, or “DCME”); BRI links establishment on demand (NASA project); Ericsson WAP support (DCME); V.110 support for the A interface (GSM Backhaul); GSM Quality of Service (“QoS”) improvements including distinctive priorities between signaling, voice and GPRS/EDGE; and adding Carrier Class Features such as troubleshooting tools, improved alarms, and statistics. We also completed major lab interoperability tests were completed with Alcatel-Lucent and ZTE.

AccessGate® Integrated Access VoIP Routers

Our AccessGate® line of products is a wireless backhaul optimization system that utilizes patented technology to improve the efficiency of wireless networks. The technology allows mobile operator customers to carry up to twice as much voice and data traffic over backhaul connections in GSM networks, thereby reducing their backhaul expenses without compromising voice or data quality and freeing up capacity for the delivery of new services. Mobile operators have deployed AccessGate solutions to address business and technical challenges in their GSM networks, facilitate a transition to 2G/3G converged networks and/or IP-based Radio Access Network (“RAN”) backhaul. Key features of our AccessGate solution include low-latency A.bis, A.ter, Gb,and Iub compression that reduces the amount of bandwidth required to transport GSM voice and data traffic with less than 10 milliseconds of latency; low-latency statistical multiplexing that aggregates GSM 2G, 2.5G, 3G, GSM, TDMA, CDMA and/or enhanced data GSM environment (EDGE) voice and data traffic onto the same T1 or E1 line connection, eliminating the need for multiple connections for the roll-out of advanced technologies; dynamic adaptation to changing networks that simplifies management and reduces operating costs by efficiently utilizing existing bandwidth as traffic patterns change on hybrid 2G, 2.5G and 3G networks; and software upgrades that allow our customers to utilize AccessGate in both traditional TDM-based backhaul networks and next-generation IP and ATM based backhaul networks. As part of our Mobile Backhaul business unit, AccessGate will augment and expand the capabilities of the NetPerformer product line.

The AccessGate line is deployed worldwide in over 29 mobile operator networks and has experienced solid revenue growth leading up to our acquisition of the business from NMS Communications in December, 2007. The products are well positioned in emerging markets such as CIS/Russia, Latin America, Africa, India and Asia-Pacific and are particularly well suited for satellite connected sites.

In 2007, the AccessGate 2516 platform was introduced. The AG2516 model is specifically target to deployments that serve 16 T1/ET1 service ports for optimized delivery over Ethernet IP backhaul. This density and configuration is well suited as a hubbing platform or a switching center system for IP satellite systems. The AccessGate 2516 is a carrier-class platform that optimizes backhaul connections from multiple AccessGate cell site devices.

In addition, in 2007, expanded support for BSS systems, Gb interface, optimization of CDMA backhaul, and expanded Key Performance Indicators ("KPI’s" ) were released across all AccessGate platforms.

Integrated Access Devices

Verso Verilink® Integrated Access Devices

In the second quarter of 2006, we acquired the outstanding equity interests of Verso Verilink which had previously acquired substantially all of the business assets of Verilink Corporation and Larscom Incorporated. Verso Verilink provides next-generation broadband access products and services which support the delivery of voice, video, and data services over converged access networks and enable the smooth migration from present TDM-based networks to IP-based networking. Verso Verilink develops, manufactures, and markets IADs, optical access products, and bandwidth aggregation solutions which are sold to service providers, enterprise customers, and OEM partners.  The products are deployed worldwide as targeted solutions for applications involving VoIP, voice over ATM (“VoATM”), voice over DSL (“VoDSL”), wireless backhaul aggregation, Frame Relay service transport, point-to-point broadband services, service inter-working, and the migration of networks from traditional TDM-based access to IP/Ethernet. Our customers for this business include Inter-exchange carriers (“IXCs”), incumbent local exchange carriers (“ILECs”), independent operating companies (“IOCs”), competitive local exchange carriers (“CLECs”), international post, telephone, and telegraph companies, wireless service providers, equipment vendors, Fortune 500 companies, small to mid-sized business customers, and various local, state, and federal government agencies.

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

In 2007, the 8000 series IAD was enhanced to comply with the European Union’s RoHS requirements. The product also completed interoperability certification with Broadsoft and Metaswitch enabling a greater sales reach for this product from a VoIP perspective. Lastly, this product was integrated with Occam’s Broadband Loop Carrier offering a joint solution for the North American market.

WANsuite® Product Family

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

In 2007, the WANSuite introduced 4-wire G.SHDSL version that can serve as an E1 replacement technology for tier 1 international carriers.

Shark®  Product Family

The XSP 100 Shark® product is the industry’s first OSMINE (Operations Systems Modifications for the Integration of Network Elements) -compliant IAD, terminating up to two T1 of bandwidth to deliver voice, high-speed data, Internet access and networking connections to end customers over a single network connection. The Shark is equipped with ports for up to 24 FXS lines, includes DSX/CSU functionality, 10/100 Base-T and serial Ethernet interfaces, Frame Relay Assembler/Disassembler and a digital cross connect system. The Shark works with a variety of management systems, including HTTP, CLI, SNMP, or TL1, and can be configured remotely or through a local craft port on the chassis.

In 2007, enhancements the Shark introduced a voice wiretap offering that is used with tier 1 carrier next generation broadband offerings

iMarc® IP Service Units

The iMarc® IP service unit monitors provide intelligent demarcation between carrier and enterprise networks, allowing service level management and end-to-end network monitoring. This provides carriers the critical ability to monitor and manage compliance of service level agreements to enterprise customers, which ensures that quality of service is delivered. The iMarc provides monitoring capabilities at the physical, network, and application levels. Metrics can be viewed either from the device or through an element management system that interfaces to the iMarc using Simple Network Management Protocol (“SNMP”). As a result, iMarc solutions enable new services to be deployed faster, existing services to remain reliable, and inactive services to be restored more quickly.

In 2007, VoIP application server level monitoring was developed in the product and tested by a tier 1 carrier. Metrics measured and calculated by the device include call quality parameters such as delay, jitter, packet loss, and voice quality. The iMarc also maintains real-time and detailed information on all calls currently being passed through the device. This product is targeted for North American as well as International carriers offering them the ability to support strict service level agreements (“SLAs”) as well providing them the ability to pro-actively monitor and manage their VoIP based offerings.

Network Management and Security

TeleMate® Call Accounting Software

Our Network Monitoring and Security business includes the TeleMate® call accounting solution. This application is a comprehensive, easy-to-use reporting tool used to facilitate the migration to next generation VoIP networks. TeleMate helps enterprises minimize voice communications costs, simplify capacity planning, and monitor employee productivity. Additionally, TeleMate measures resource utilization, provides reports for internal departmental charge-back or client billing, and handles dozens of other control reporting tasks.

NetSpective® Content Management and Web Filtering Solution

Our NetSpective® content management and web filtering solution is a network security application, enabling enterprises to monitor, filter, and/or report on usage of critical IP network resources. With a comprehensive set of feature functionality that tracks Internet activity and detects usage of a variety of web-based applications, including peer-to-peer, instant messaging, online chat and streaming media, NetSpective helps enterprises, governments, schools and libraries maintain control of critical network resources and facilitate compliance with filtering and communications tracking regulations.

In 2004, we launched our NetAuditor® product for reporting and analysis of our NetSpective product in addition to analysis of log files from Cisco Systems, Inc.’s PIX firewalls; Check Point Software Technologies Ltd.’s Firewall NG; Novell, Inc.’s Boarder Manager; Symantec Corp.’s Enterprise Firewall; Juniper Networks, Inc.’s NetScreen; and Microsoft Corp.’s ISA Proxy.

Professional Services

Our Professional Services are tailored to help our customers launch and expand networks more efficiently and rapidly within the areas of GSM optimization, VoIP, Pre-paid and IADs. These services are unique to the access equipment industry and serve as a differentiator compared to other access companies. Customers consider the availability of the services to be a key enabler in the deployment of managed bundled services. The Professional Services program features a comprehensive set of support services geared to assist carriers in the design, planning, deployment, and on-going support of their communications service offerings. The Professional Services group partners with the carrier from the initial design and planning stage through the equipment delivery, installation, configuration, and service turn-up stages. From an on-going support standpoint, the program’s key network operations activities include maintenance services, returned material authorizations, and equipment inventory management.

Customers

In 2007, the primary base of customers for the Technologies Group consisted of large, domestic, and international Tier I telecommunications carriers, emerging international service providers, domestic rural carriers, federal, state, and local governments, small, medium and large enterprises, educational institutions, and Internet service providers (“ISPs”). In 2006, we made a strategic decision to sell to larger customers and to close larger individual carrier sales by bundling our products into packaged solutions, a strategy that has resulted in agreements and sales with larger partners. We are in active negotiations with additional partners to form similar relationships and expect that these will drive sales and greater long-term opportunities. We are attempting to leverage our distribution network and worldwide installed base of customers towards sales of our newest solutions. In addition, we continue to build a select, efficient network of larger distributors that include OEM partners in a continued effort to grow the business.

We continue to seek to expand our largely indirect domestic and international distribution channel. In 2007, OEM, marketing and sales agreements covering our softswitch/gateway and mobile backhaul solutions were signed with Hughes Network Systems, Nortel, and others after these customers completed interoperability and other testing procedures to validate our products. Additionally, the acquisition of the Verilink business and the iMarc product lines in 2007, which created our Integrated Access Device business, delivered an installed base with two large North American customers. We are pursuing additional revenue opportunities with these customers as they continue to upgrade and expand their networks. Our IAD products continued to generate demand from large domestic and international carriers as well as smaller carriers and enterprises in 2007.  Most of our sales to smaller carriers and enterprises are processed through several well established distribution channels.

Our Network Monitoring and Security software solutions are used by several thousand large to mid-size enterprises as well as federal, state, and local government agencies and educational institutions to manage communication costs and network efficiency, enforce network policy, and protect their networks.

The business focus of Verso Outsourcing is onsite installation and training, remote upgrades, and 24x7 support for enterprises. Customers are primarily organizations that install and support advanced software applications and terminals that are connected via telecommunications networks.  The business mix of Verso Outsourcing consists of 50% technical support, 40% outsourced software installations and training, and 10% project management.

For each of the years ended December 31, 2007 and 2006, we had one customer that individually accounted for greater than 10% of our total revenue.

Sales and Marketing

Our overall marketing strategy is to achieve broader market penetration of our solutions in three primary ways: expanding international and domestic distribution; pursuing new markets and customers, including IP telephony service providers and pre-paid service bureaus; and selling new, next generation communication solutions to our current base of customers.

In 2007, we continued to focus our distribution strategy on select larger distributors with a global footprint who have a strong presence in the specific product markets corresponding to our respective products. Prior to the establishment of our Integrated Access Device business through the acquisition of the Verilink and iMarc product families, our sales were primarily international. With these acquisitions, our technology product sales in 2007 were balanced between international (43%) and domestic (57%) customers as depicted in the chart below.

Our goal in 2008 is to continue to build on our indirect distribution channel which includes developing and securing additional OEM partnerships and developing key distribution relationships centered on specific products and select, high growth geographic regions. In order to further this goal in North America and strengthen our position domestically, we formed the Global Accounts Team which is focused on enhancing relationships with large domestic customers.

Our sales and marketing organization is responsible for building sales distribution channels, including OEM relationships, promoting brand awareness, product marketing, identifying key markets, and developing innovative products and services to meet the evolving demands of the marketplace. Another objective of the marketing effort is to stimulate the demand for products and services through a broad range of marketing, communications, and public relations activities. Primary communication vehicles include channel promotions, marketing communications, trade shows, media outreach efforts, trade analyst relationships, corporate promotions, and websites.

In the Technologies Group, sales are accomplished primarily through an indirect channel, and to a lesser degree, a direct sales force. There are approximately 31 sales and sales support personnel located throughout the United States, Canada, Mexico, the United Kingdom, India, Belgium, Italy, South Africa, China, Singapore, and the United Arab Emirates. The sales force is primarily responsible for cultivating strong relationships with systems integrators and distributors throughout the world and supporting them in the sales process. We have approximately 50 contracted resellers. In the Verso Outsourcing group, sales are accomplished through direct sales methods.

Competition

The markets for our products are highly competitive. We believe that one of our competitive strengths is our ability to offer an end-to-end solution with global support that leverages the synergy of our product lines. Through both internal development efforts and strategic acquisitions, we continue to add intellectual property and innovative, patented technologies that deliver greater value to our worldwide base of customers.

Technologies Group

The markets for our softswitch/gateway, mobile backhaul, integrated access device, and network monitoring and security businesses, are intensely competitive. These markets are subject to rapid technological change and are often significantly impacted by new product introductions and/or market entrants.

In the market for our softswitch/gateway solutions, which includes the Clarent family, our primary sources of competition include Class 4 and Class 5 solution providers, vendors of networking and telecommunications equipment, and telephony applications companies that bundle their offering with third-party equipment. Some competitors, especially networking and telecommunications equipment vendors, such as Alcatel-Lucent, Cisco Systems, Inc., Huawei Technologies, Nortel Networks, and Siemens AG, have significantly greater financial resources and broader customer relationships than we do. Other companies are focusing on market opportunities similar to ours, including iSoftel Ltd, MERA Systems, Inc, Sonus Networks, Veraz Networks, and Voiceware Systems Corporation.

Our pre-paid product line competes with MIND CTI Ltd, Provo Pre-paid, Pactolus Communications Software Corporation,  and Portal Software, Inc.

Our Mobile Backhaul product lines, which include the AccessGate and NetPerformer families, compete with the products of telecommunications equipment manufacturers such as Alcatel-Lucent, Avaya, Celtro, Inc, Cisco Systems, Inc., ECI Telecom Ltd, Ericsson, Fujitsu Limited, Huawei, Memotec, NEC, Nortel, RAD Data Communications, Siemens, Toshiba Corporation, and Turin Networks.

Our Network Monitoring and Security products, which include the Telemate and NetSpective brands, compete with a number of products from companies such as 8e6 Technologies, Cisco, ISI Telemanagement Solutions, Inc,  MicroTel International, Inc., MTS IntegraTRAK , SurfControl PLC, St. Bernard Software, Inc., Veramark Technologies, and WebTrends Corporation

The Company’s integrated access products, which include the Verilink and iMarc families, compete with products from Alcatel-Lucent, ADTRAN, Cisco, Fluke Systems, Huawei Technologies, and Turin Networks.

Verso Outsourcing

Verso Outsourcing is in a highly competitive market and competes with companies that provide integrated, multi-channel customer contact centers, including APAC Customer Services, Inc., ClientLogic Corporation, Convergys Corporation, and CITEL Corporation. Certain companies do not use outsourced solutions, opting instead to provide their solution with “in-house” personnel and systems, which is a competitive factor for Verso Outsourcing and its competitors alike.

Intellectual Property Rights

We regard our copyrights, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may damage our brands and our reputation. We rely on trademark and copyright law, trade secret protection, and confidentiality, license and other agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite precautions, it may be possible for third parties to obtain and use our intellectual property without our authorization. Furthermore, the validity, enforceability, and scope of protection of intellectual property in Internet-related industries are still evolving. The laws of some foreign countries do not protect intellectual property to the same extent as do the laws of the United States.

We cannot be certain that our services and the finished products that we deliver do not or will not infringe valid patents, copyrights, trademarks or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to our intellectual property other than in the ordinary course of business. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

On September 18, 2001, U.S. Patent No. 6,292,801 was issued to Telemate.Net, which we acquired in November 2001 by means of a merger. The patent covers technology developed by Telemate.Net for tracking PBX, VoIP and IP traffic from a variety of network sources and correlating communications activity with a database of user accounts. The patented techniques are employed in several of Telemate.Net’s products, including Telemate.Net’s call accounting and NetSpective Internet access management solutions.

On February 12, 2003, pursuant to our acquisition of substantially all of the operating assets of Clarent on such date, we acquired the following U.S. Patents: Dynamic Forward Error Correction Algorithm for Internet Telephone, No. 6,167,060, issued on December 26, 2000;  System and Method for Real-Time Data and Voice Transmission over an Internet Network, No. 6,477,164, issued on November 5, 2002; Internet Telephone System with Dynamically Varying Codec, No. 6,356,545, issued on March 12, 2002; and System and Method for Roaming Billing, No. 6,453,030, issued on September 17, 2002. In addition, Patent No. 6,982,985 was issued on January 3, 2006 for Interaction of VoIP Calls and Cellular Networks. This patent was based on an application filed by Clarent and obtained by us in connection with the acquisition of substantially all of Clarent’s operating assets. We also have several patent applications pending relating to our VoIP products and other product lines.

In connection with the Verilink Acquisition, Verso Verilink owns the rights to twelve U.S. patents, six U.S. patent applications, and numerous registered U.S. and international trademarks. In connection with the iMarc acquisition, we acquired four U.S. patents and the registered U.S. trademark for iMarc. In our acquisition of Sentito Networks, Inc. on April 17, 2007, we acquired the rights to one U.S. patent, one U.S. patent application, and three registered U.S. trademarks. Under the AccessGate Acquisition, we acquired the rights to one U.S. patent, six U.S. patent applications, and the registered U.S. trademark for AccessGate.

On January 24, 2008, Verso Verilink and Verso collectively entered into a Patent Purchase Agreement, effective as of January 23, 2008 (the “Patent Agreement”), with Vrs. Systems Mgmt. Limited Liability Company (“Vrs. Systems”), pursuant to which Verso Verilink and Verso have agreed to sell to Vrs. Systems certain patents and patent applications which are not necessary for the operation of our business (the “Patents”) for a gross purchase price of $900,000.  The sale of the Patents is subject to the consent of our lenders and the satisfaction or waiver of certain other customary conditions.  Pursuant to the Patent Agreement, Vrs. Systems shall grant to Verso and its subsidiaries upon the closing of the sale a fully paid, non-exclusive, license to use the Patents in the manufacture and sale of their products. As of the date of this filing, the sale of the Patents has not been completed as all closing conditions have not been met.

We may explore other means of monetizing our patent resources, including entering into cooperative agreements and license agreements with third parties.

Research and Development

We believe that one of our competitive strengths is synergy across our product lines. This synergy enables us to accelerate the development and delivery of new technologies and products and expand into new markets. Through both internal development efforts and strategic acquisitions, we continue to add intellectual property and innovative, patented technologies that deliver greater value to our worldwide base of customers. Our research and development expenses totaled $7.9 million for the year ended December 31, 2007.

In the Technologies Group, the research and development initiatives have centered on introducing product features targeted towards increasing our customer’s revenue creation opportunities as well as extending the market reach and life of our products through the introduction of additional applications.

Softswitch/Gateway

In 2005, we introduced key enhancements to the C5 Call Manager based on market trends and key customer requirements. The newly-introduced features expanded our opportunity at the network edge with features such as hotline, distinctive music on hold, limiting simultaneous calls from groups of edge devices, do not disturb, anonymous call rejection, simultaneous ring, video edge device support, SIP and GR303 access gateways integration, topology hiding, a radius interface to authentication, authorization and accounting servers such as I-Master, private networking configurations as well as producing features needed by its customer base for regulatory compliance such as local number portability, E911, and lawful intercept.

In 2005, we introduced key enhancements to our C4 Call Manager providing regulatory compliance features such as local number portability and E911 as well as features to support private networking configurations, a radius interface to authentication, authorization and accounting servers such as I-Master and M2UA SS7 tunneling over IP.

In 2005, we integrated the I-Master application into our Class 4 and Class 5 softswitch and added multiple rating features to the I-Master solution. In 2006, we added a number of rating features to I-Master to support the competitive North American pre-paid market.  These include disconnect rate plans and global rate management tools.

In 2006, we focused on enhancing our bundled solution through the addition of optional components as well as features targeted towards the VoIP overlay market. We enhanced the value proposition offered to our customers with the introduction of a Back Office component and IP Centrex application. Our wholesale peering solution was enhanced with the addition of a reporting module enabling the service providers as well as their customers (e.g. wholesalers and virtual wholesalers) web-based access to real time traffic statistics, call detail records, as well as consumption reports. We also enhanced our software based IVR and pre-paid application through support of DTMF handling using named events as defined by the IETF RFC 2833. This enables us to offer a scalable IVR system through software as opposed to hardware for the support of multiple services such as VoBB and pre-paid calling. We signed a teaming agreement with IBM in 2006 which includes certification of its edge solution for VoBB overlay solutions as well as wholesale peering on the IBM BladeCenter platforms running on Linux.

In 2006, the C4 Call Manager was enhanced with support of SIP and ISUP transport within SIP or SIP-T. These enhancements enable the C4 to interoperate as a standalone component with any Class 5 softswitch or VoIP based feature server enabling Signaling System 7 (“SS7”), PRI, CAS/MFCR2 TDM connectivity. Similar to the edge solution, the PSTN access solution was validated on the IBM BladeCenter solution on Linux.

In 2007, enhancements to our Edge C5 voice over Broadband (VoBB) application, which we branded “MetroNet”, were focused on improving customers’ return on investment through enhancements to both solution turn-up and expansion. The MetroNet offering was restructured so that customer expansions resulted in a zero down-time between 2,500 and 100,000 subscriber solutions. In addition, in 2007, Verso developed a legal intercept/CALEA based solution with Verint System, Inc.’s mediation solution, StarGate.

In 2007, we introduced CarrierNet, a next generation C4 media gateway offering. CarrierNet is targeted to customers who require small to high density TDM to VoIP (SIP, SIP-T, or H.323) solution either for legacy PSTN access for their pure VoIP services (e.g. voice over broadband class 5 service, IP Centrex, hosted PBX services) or for a wholesale traffic offering.  The following capabilities were developed with CarrierNet: STM-1 and DS-3 TDM media gateway interfaces for Verso’s BHG2500 media gateway product line; a solution carefully packaged to minimize costly rack space requiring only 4 rack units for support of 4,032 DS0s of TDM to VoIP capacity; support for remote SS7 signaling backhaul using standards based SIGTRAN technology; and advanced routing features, including ENUM, answer seizure ratio (ASR) based routing, least-cost based routing, and source trunk group based routing.

These key enhancements to the distributed softswitch, comprised of the Class 5 Call Manager and Class 4 Call Manager, enable service providers to increase top line consumer revenues through enhanced service offerings while simultaneously increasing bottom line profitability by reducing operational expenses within the service provider network.

In 2007, we enhanced our element management solution (“CEMS”) which is provided with all softswitch solutions. The enhancements include historical and real-time traffic monitoring from a system as well as total network perspective, alarm viewer and e-mail notification support, and alarm generation based on user defined low call processing (ASR).

In 2007, we introduced market leading feature bundling capabilities to I-Master with feature based account management. This capability allows our customers to differentiate account attributes such as rate plans, service charges, and “roll-over rules” by feature inside of a single customer account. Features include black list, white list, friends and family plans, international calling, and Internet based data. This capability enables our customers to create and offer unique bundled service offerings using a revenue assurance method (i.e. pre-paid). I-Master also introduced the following enhancements: friends and family feature offering, black and white list support limiting an account to only place calls to allowed phone numbers, advanced Internet data rating with support for both directional and data volume, basic invoice generation and management for post-paid, context sensitive on-line help, revenue prediction tools advising Verso’s customers of the revenue impacts of a rating change (e.g. rate plan modification, addition or deletion of  a service charge), and overload protection and optimized application and batch job handling to improve overall performance and reliability.

Mobile Backhaul

In 2006, we launched two new products to be used mainly in GSM backhauling and DCME solutions. The SDM-9210 is a compact, 1 rack mount unit high device used for interconnection to the BTS. It provides high reliability features such as E1 bypass, 1:1 redundancy, and an optional high precision clock compliant with the G.823 PDH standard which is necessary to enable quality handover in high density urban areas.  The SDM-9600 is a high density chassis that has been introduced with the SDM-9606 hot-swappable blade. The fully loaded chassis supports up to 30 T1/E1s. A new set of DSPs has been deployed to improve the performance in GPRS/EDGE support and enable a reduction of overall latency. Other software enhancements include SS7 call setup detection for improved compression efficiency in DCME applications and features related to better operation over satellite networks, including specific features developed in connection with partnerships with particular satellite equipment vendors.

In 2007, we completed the launch of the SDM-9210 GSM backhaul product, a 1U remote site unit with special features like Precision Clock, optional integrated GPS Receiver, and a special E1/T1 bypass interface for improved reliability and simplified redundancy. We also launched the SDM-9600 High Density Chassis with the 9620 blade. This carrier class unit is based on the Advanced TCA chassis and can support up to five hot swappable blades with a maximum capacity of 80 x T1/E1s, 10 x 10/100/1000 Mbps Eth and five serial ports.  In order to better support ATC applications, we developed a new PTT interface card that can be installed in the SDM-9220 or SDM-9230.  In addition, we converted all NetPerformer products to be RoHS compliant.

In 2007 we enhanced the software of NetPerformer. We accomplished the following: support of all the new hardware; V.22, V.22 bis and V.23 modem support in pass through mode (DCME); BRI links establishment on demand (NASA project); Ericsson WAP support (DCME); V.110 support for the A interface (GSM Backhaul); GSM QoS improvements including distinctive priorities between signaling, voice and GPRS/EDGE; and adding Carrier Class Features such as troubleshooting tools, improved alarms, and statistics. We also completed major lab interoperability tests were completed with Alcatel-Lucent and ZTE.

In 2007, the AccessGate 2516 platform was introduced.  The AG2516 model is specifically targeted to deployments that serve 16 T1/ET1 service ports for optimized delivery over Ethernet IP backhaul. This density and configuration is well suited as a hubbing platform or a switching center system for IP satellite systems.  The AccessGate 2516 is a carrier-class platform that optimizes backhaul connections from multiple AccessGate cell site devices. In addition, in 2007, expanded support for BSS systems, Gb interface, optimization of CDMA backhaul, and expanded Key Performance Indicators (KPI’s) were released across all AccessGate platforms.

Integrated Access Devices

In 2006, we began an integration strategy for the Verso Verilink VoIP IAD products and the NetPerformer product family. To meet the European Union’s RoHS directive, Verso Verilink also performed a redesign of its 8000 and WanSuite products. In addition, 4 wire SHDSL was added to the WanSuite family for extended reach capabilities.

In 2007, the 8000 series IAD completed interoperability certification with Broadsoft and Metaswitch enabling a greater sales reach for this product from a VoIP perspective.  This product was also integrated with Occam’s Broadband Loop Carrier offering a joint solution for the North American market.  In 2007, the WANSuite introduced 4-wire G.SHDSL version that can serve as an E1 replacement technology for Tier I international carriers and the Shark introduced a voice wiretap offering that is used with Tier I carrier next generation broadband offerings.

In 2007, VoIP application server level monitoring was developed in iMarc product and tested by a tier 1 carrier. Metrics measured and calculated by the device include call quality parameters such as delay, jitter, packet loss, and voice quality. The iMarc also maintains real-time and detailed information on all calls currently being handled passed through the device. This product is targeted for North American as well as International carriers offering them the ability to support strict service level agreements (SLAs) as well providing them the ability to  pro-actively monitor and manage their VoIP based offerings.

Network Monitoring and Security

In 2005, we launched our NetSpective C-Class and M-Class products targeting wireline carriers as well as mobile carriers. These NEBS-3/ETSI compatible products enable carriers to screen out web traffic such as Skype™, instant messaging and other peer-to-peer applications that consume substantial bandwidth on carrier networks.

In 2007, Telemate tailored a number of IP listening solutions, targeting who we believe are the top four leading providers of next generation enterprise phone systems, namely Avaya, Cisco, Nortel, and Seimens. Our solutions are designed to interface with these systems and collect their call streams. This initiative is intended to grow our market share with those leaders. Additionally, we extended the reach of NetSpective beyond the internal network, to external remote users. This additional capability allows the user to synchronize external users’ notebooks and outside systems with the policies of the home office for computer and internet usage. Further, we developed a “micro-update” for signature updates. This allows us to identify unknown content within minutes despite being a passive device. This allows us to accomplish this task without putting additional burden on the filtering technology which would otherwise require an increase in the size of the customer’s hardware. By “offloading” to our hosted environment, which involves an investment in hardware on our part, we make our product more user-friendly and efficient for our customers and potential customers.

Employees

As of December 31, 2007, we had 261 domestic employees, including 98 employees located at our headquarters in Atlanta, Georgia (56 of whom work in the Verso Outsourcing group); 32 employees at the our facility in Littleton, Colorado; 47 employees at our facility in Madison, Alabama; 12 employees at our office in Rockville, Maryland; 10 employees in Framingham, Massachusetts; 4 employees at our office in Jacksonville, Florida; 37 employees of the Verso Outsourcing group located throughout the country; and 21 other employees located throughout the United States. As of December 31, 2007, we had 53 international employees, 41 of whom are located at our NetPerformer/AccessGate facility in Montreal, Canada, and 12 of whom conduct our sales efforts throughout the rest of the world.

Background

We were incorporated in Minnesota on March 20, 1984. Until 2001, we historically operated a value-added reseller (“VAR”) business and an associated network performance management consulting and integration practice. We also operated a Hospitality Services Group (“HSG”), which provided technology solutions to lodging, restaurant, and energy management customers. Over the years, our operations moved away from these lines of business and now focus on the products and services offered by the Technologies Group and the Outsourcing group. During the last seven years, our business developed as described below.

Early in 2000, our Board of Directors (the “Board”) decided to explore the sale of all or a portion of HSG, which consisted of our lodging business, our restaurant solutions business and our energy management business. Subsequently, the operations of HSG were classified as discontinued operations, and each of the operating units of HSG was sold between late 2000 and early 2001. The sale of these operating units included all of the operations of (i) Sulcus Hospitality Technologies Corp., which we acquired in 1999, and (ii) Encore Systems, Inc., Global Systems and Support, Inc. and Five Star Systems, Inc. (collectively, the "Encore Group"), which we acquired in 1998, except for the customer response center services.

In September 2000, we acquired Cereus Technology Partners, Inc. (“Cereus”) in a merger transaction. Cereus provided end-to-end business and business-to-business technology solutions, including e-business strategy, network consulting and hosting and application integration. In connection with the acquisition of Cereus, we changed our name to “Verso Technologies, Inc.”

In November 2000, we acquired MessageClick, Inc. (“MessageClick”) in a merger transaction. The acquisition of MessageClick provided us with a proprietary unified communications application delivered as an application service provider. In the second quarter of 2001, we decided to discontinue offering the MessageClick application and to refocus the development of the MessageClick application to be offered as a licensed software product. We since focused our overall strategy on pursuing the market for next generation communications and, therefore, the development of the MessageClick application as a licensed product is dormant.

In July 2001, we acquired all of the outstanding capital stock of NACT Telecommunications, Inc., now known as Provo Pre-paid (Delaware) Corp. (“NACT”). Our acquisition of NACT in July 2001 was our first significant investment in proprietary communications products. The acquisition of NACT and its portfolio of products and services allowed us to begin to offer proprietary, integrated, switching solutions for communications service providers seeking turn-key, pre-paid telecommunications solutions. The acquisition of NACT was funded by a $15 million investment by Telemate.Net, as contemplated by our merger agreement with Telemate.Net. On January 21, 2005, we sold substantially all of the operating assets of the NACT business. In connection with the sale, “NACT Telecommunications, Inc.” changed its name to “Provo Pre-paid (Delaware) Corp.”

On November 16, 2001, we acquired Telemate.Net by means of a merger, pursuant to which Telemate.Net became a wholly-owned subsidiary. Telemate.Net develops proprietary Internet access, voice and IP network usage management, and intelligence applications that enable businesses to monitor, analyze, and manage the use of their internal network resources. As a result of the acquisition of Telemate.Net, we added next generation applications and application development competencies to our solutions portfolio.

During the quarter ended December 31, 2001, and in keeping with our focus on providing next generation communications solutions, we determined that our VAR business and associated network performance management consulting and integration practice were not strategic to our ongoing objectives and, therefore, decided to discontinue capital and human resource investment in these businesses. Accordingly, we elected to report our VAR and associated consulting and integration operations as discontinued operations by early adoption of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which is intended to allow a company to more clearly communicate a change in its business that results from a decision to dispose of non-strategic operations.

On October 1, 2002, we purchased a 51% interest in Shanghai BeTrue Infotech Co., Ltd. (“BeTrue”) for $100,000, with $50,000 paid at closing, $25,000 paid on December 30, 2002, and $25,000 paid on March 30, 2003. Upon closing the transaction, we contributed to the joint venture certain next generation communication equipment and software valued at approximately $236,000 and $50,000, respectively. Additionally, we contributed to BeTrue $25,000 on December 30, 2002, and $25,000 on March 30, 2003. The remaining 49% interest in BeTrue is owned by Shanghai Tangsheng Investments & Development Co. Ltd. (“Shanghai Tangsheng”). BeTrue provides VoIP and satellite network solutions, including systems integration, project implementation, technical support, consulting and training to leading telecommunications companies in China and the Asia-Pacific region.  The Company plans to leverage BeTrue’s sales channels and support infrastructure capabilities, including pre- and post- sales support. Due to shared decision-making between ourselves and Shanghai Tangsheng, the results for BeTrue are reported as an equity investment rather than consolidated in our results.

On February 12, 2003, we acquired substantially all operating assets and related liabilities of Clarent Corporation. The assets purchased from Clarent Corporation included the following key products: next generation switching and call control software; high density media gateways; multi-service access devices, signaling and announcement servers; network management systems; and high demand telephony applications based on packet-switched technology. Specifically, we acquired the Clarent Softswitch and NetPerformer products in connection with this acquisition.

On September 26, 2003, we acquired MCK Communications, Inc., now known as Needham (Delaware) Corp. (“MCK”), by means of a merger, pursuant to which MCK became a wholly-owned subsidiary.  MCK provided products that deliver distributed voice communications by enabling businesses to extend the functionality and applications of their business telephone systems from the main office to outlying offices, remote call centers, teleworkers and mobile employees over public and private networks. On January 21, 2005, we sold substantially all of the operating assets of the MCK business, including (i) the assets which allow legacy digital business telephone handsets to be used in a voice network using public/private IP-based, circuit-switched, frame relay or wireless technology network, and (ii) the products that enable call recording of legacy business telephone systems in non-packet environments. In connection with the sale, “MCK Communications, Inc.” changed its name to “Needham (Delaware) Corp.”

On March 31, 2005, we acquired substantially all of the operating assets of WSECI, a provider of an Internet protocol-based applications platform which enables the deployment of multiple voice and next generation services to the carrier market.

On October 11, 2005, we affected a 1-for-5 reverse stock split of the outstanding Common Stock, pursuant to which every one share of Common Stock issued and outstanding was automatically reclassified and converted into one-fifth of a share of Common Stock (the “Reverse Split”).

On June 16, 2006, we acquired the outstanding equity interests of Winslow Asset Holdings, LLC (now known as Verso Verilink, LLC) from Winslow Asset Group, LLC (the “Verilink Acquisition”). Winslow Asset Holdings, LLC had earlier acquired substantially all of the business assets of Verilink Corporation and Larscom Incorporated (together, the “Verilink Sellers”), other than the accounts receivable and certain fixed assets of the Verilink Sellers which were transferred to Winslow Asset Group, LLC. As a result of our equity purchase, we acquired the Verilink Sellers’ business of developing, manufacturing, marketing and selling broadband access solutions for computer networks.

On December 29, 2006, we purchased certain assets from, and assumed certain liabilities of Paradyne Networks, Inc. relating to its business of manufacturing, selling and supporting the iMarc product line, a family of ATM devices, IP service units, and branch monitors that provides intelligent demarcation between carrier and enterprise networks, allowing for easier management.

On April 17, 2007, we acquired Sentito Networks, Inc. (“Sentito”), a provider of media and signaling gateway equipment to the telecommunications market, by means of merger between SN Acquisition Corporation, our wholly-owned subsidiary, into Sentito, pursuant to an Agreement and Plan of Merger, dated as of April 4, 2007 (the “Sentito Acquisition”).

On December 21, 2007, Verso Backhaul acquired certain assets from and assumed certain liabilities of NMS Communications Corp. relating to its business of manufacturing, selling and supporting the AccessGate product line. AccessGate is a cellular backhaul optimization product line. In January of 2008, we combined management of the AccessGate and Net Performer backhaul optimization operations into a single business unit.

Item 1A.               Risk Factors

Our independent auditors have expressed doubt about our ability to continue as a going concern.

In their report dated April 15, 2008, our independent auditors stated that our financial statements for the years ended December 31, 2007 and 2006 were prepared assuming that we would continue as a going concern. However, our independent auditors raised substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, operating cash flow deficiencies, significant debt obligations which become due and payable during 2008 and our limited capital resouces. Our future success and ability to continue as a going concern is contingent upon, among other things, the ability to achieve and mantain satisfactory levels of profitable operations, obtain and maintain adequate levels of debt and equity financing for expansion and to meet our obligations, and provide sufficient cash from operations to meet current and future obligations.

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

On June 26, 2007, The Nasdaq Stock Market, LLC notified us that for the last 30 consecutive business days the bid price for the Common Stock had closed below the minimum $1.00 per share requirement for continued inclusion of the common stock on The Nasdaq Capital Market as required by Marketplace Rule 4310(c)(4) (the “Rule”). In accordance with Marketplace Rule 4310(c)(8)(D), we had 180 calendar days, or until December 24, 2007, to regain compliance with the Rule. On December 27, 2007, The Nasdaq Stock Market, LLC notified us that we did not regain compliance with the Rule by December 24, 2007 and that, on December 24, 2007, we met all initial inclusion criteria for The Nasdaq Capital Market set forth in Rule, except for the bid price requirement.  Accordingly, pursuant to Marketplace Rule 4310(c)(8)(D), we have an additional 180 calendar days, or until June 24, 2008, to regain compliance with the Rule. We may regain compliance with the Rule if the bid price of the Common Stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days. If we do not regain compliance with the Rule prior to June 24, 2008, then The Nasdaq Stock Market, LLC will notify us that the Common Stock will be delisted.

If the Common Stock is delisted from The Nasdaq Capital Market, then the Common Stock may trade on the Over-the-Counter-Bulletin Board, which is viewed by most investors as a less desirable and less liquid market place. Delisting from The Nasdaq Capital Market could make trading the Common Stock more difficult for our investors, leading to declines in share price. Delisting of the Common Stock would also make it more difficult and expensive for us to raise additional capital. Furthermore, delisting of the Common Stock is an event of default under our credit facility with our primary lender, under our outstanding 6.75% senior unsecured convertible debentures and, through certain cross default provisions, the Loan and Security Agreement we entered into with Clarent Corporation in connection with our acquisition of substantially all of the business assets, and certain related liabilities, of Clarent Corporation on February 12, 2003.

If we do not repay our indebtedness to Clarent Corporation, we will be in default under our Loan and Security Agreement with Clarent Corporation, and as a result of cross-default provisions, certain of our other secured and unsecured indebtedness.

Our approximately $3.7 million debt to Clarent Corporation pursuant to our Loan and Security Agreement with Clarent Corporation was due and payable on February 15, 2008.  On that date, we entered into an amendment to such Loan and Security Agreement with Clarent Corporation’s liquidating trustee that provided that the outstanding principal amount and all accrued and unpaid interest thereon was due and payable by March 3, 2008 unless we paid approximately $730,000 in accrued unpaid capitalized interest by such date.  We paid the $730,000 to Clarent Corporation on February 29, 2008.  As a result, the $3.0 million principal amount remaining outstanding will be due and payable within three (3) business days of August 12, 2008.  As part of the amendment, we have agreed to pay interest monthly on the unpaid principal amount at a rate of 8% per annum.    If we do not pay the amounts due under the Loan and Security Agreement when they are due, then we will be in default under the Loan and Security Agreement and, through certain cross-default provisions, we will be in default under our outstanding unsecured convertible debentures and our credit facility with our senior lender.

We have significant debt obligations which become due in 2008.

We have significant short-term debt obligations which become payable during the remainder of 2008 in the aggregate amount of approximately $18.0 million. These obligations include payments under our Loan and Security Agreement with Clarent Corporation, our outstanding unsecured convertible debentures and our credit facility with our senior lender.  Our ability to satisfy these debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive industry conditions and to certain financial, business and other factors beyond our control.  We may not be able to generate cash flows from our operating activities sufficient to permit us to satisfy these debt obligations.  If our cash flows are insufficient to satisfy these debt obligations, then we may be forced to seek additional capital, sell assets or restructure or refinance our debt.  If our cash flows are insufficient to satisfy these debt obligations and we are unable to raise sufficient funds from alternative measures, then we will not be able to satisfy our short-term debt obligations.

The price of the Common Stock has been volatile.

The stock market in general and the market for technology companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From September 4, 2003 to April 10, 2008, the per share closing price of our Common Stock on The Nasdaq Capital Market (formerly known as The Nasdaq SmallCap Market) fluctuated from a high of $25.35 to a low of $0.10. We believe that the volatility of the price of the Common Stock does not solely relate to our performance and is broadly consistent with volatility experienced in our industry. Fluctuations may result from, among other reasons, responses to operating results, announcements by competitors, regulatory changes, economic changes, market valuation of technology firms and general market conditions.

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

We may be unable to fund future growth.

Our business strategy calls for growth internally as well as through acquisitions. We have invested substantial funds in our sales and marketing efforts in order to grow revenues. This strategy to increase sales and marketing resources as well as other strategies for growth internally which we may implement now or in the future will require funding for additional personnel, capital expenditures and other expenses, as well as for working capital purposes. Financing may not be available to us on favorable terms or at all. If adequate funds are not available on acceptable terms, then we may not be able to meet our business objectives for expansion. This, in turn, could harm our business, results of operations and financial condition. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, then the percentage ownership of our shareholders will be reduced, and any new securities could have rights, preferences and privileges senior to those of the Common Stock. Furthermore, if we raise capital or acquire businesses by incurring indebtedness, then we will become subject to the risks associated with indebtedness, including interest rate fluctuations and any financial or other covenants that our lender may require. Moreover, if our strategy to invest in our sales and marketing efforts in order to grow revenues does not produce the desired result, then we will have incurred significant expenses which we may or may not have obtained adequate funding to cover.

We have a history of losses and may not be profitable in the future.

We have a history of net losses, including net losses of $27.0 million for the 2007 fiscal year, $17.8 million for the 2006 fiscal year, $20.1 million for the 2005 fiscal year, $38.8 million for the 2004 fiscal year, $18.3 million for the 2003 fiscal year, $2.7 million for the 2002 fiscal year and $147.6 million for the 2001 fiscal year. As of December 31, 2007, we had an accumulated deficit of $376.8 million. Further, developing our business strategy and expanding our services will require significant additional capital and other expenditures. Accordingly, if we are not able to increase our revenue, then we may never generate sufficient revenues to achieve or sustain profitability.

We have significant market overhang which could adversely affect the trading price of the Common Stock.

As of April 15, 2008, we had (i) 93.3 million shares of Common Stock outstanding, (ii) approximately 7.2 million shares of Common Stock issuable upon exercise of outstanding options, (iii) approximately 24.1 million shares of Common Stock issuable upon exercise of outstanding warrants and (iv) approximately 4.7 million shares of Common Stock issuable upon conversion of the principal amount of its outstanding convertible debentures. If all the outstanding options, warrants, and convertible debentures were exercised or converted, as applicable, by their holders, then approximately an additional 129.3 million shares of Common Stock would be outstanding. This would represent an approximate 45% increase in our outstanding Common Stock. The convertible debentures are convertible, and a vast majority of the outstanding options and warrants are exercisable, at prices currently above the public trading prices of the Common Stock. However, in the event that even a portion of these outstanding options and warrants were to be exercised, or a portion of the convertible debentures were to be converted, the resulting dilution could depress the trading price of the Common Stock. We have registered all of the potential dilutive shares of Common Stock for resale pursuant to registration statements filed with the SEC. If a significant portion of these shares are sold in the public marketplace by the selling shareholders identified in these registration statements, then such sales could also have a severe and adverse material affect on the trading price of the Common Stock.

Our growth could be limited if we are unable to attract and retain qualified personnel.

We believe that our success depends largely on our ability to attract and retain highly skilled and qualified technical, managerial, and marketing personnel. Competition for highly skilled engineering, sales, marketing, and support personnel is intense because there is a limited number of people available with the necessary technical skills and an understanding of the markets which we serve. Workforce reductions by us during recent years may adversely affect our ability to retain our current employees and recruit new employees. The inability to hire or retain qualified personnel could hinder our ability to implement our business strategy and harm our business.

We are exposed to the general condition of the telecommunications market.

Our business is subject to global economic conditions, and in particular, market conditions in the telecommunications industry. Our operations could be adversely affected if capital spending from telecommunications service providers does not grow or declines. If global economic conditions worsen, or if the prolonged slowdown in the telecommunications industry continues, then we may experience adverse operating results.

Our need to invest in research and development could harm our operating results.

Our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, then our products could become less attractive to potential customers, which could have a material adverse effect on our results of operations and financial condition. As a result of our need to maintain or increase its spending levels in this area, our operating results could be materially harmed if our net sales fall below expectations. In addition, as a result of the need for research and development and technological innovation, our operating costs may increase in the future.

The market for converged communications solutions is still in its infancy and rapidly evolving. If this market does not develop and grow as expected, then it could have a material adverse effect on our business.

While we believe there is a significant growth opportunity in providing converged communications solutions to customers, there can be no assurances that this technology will be widely accepted or that a viable market for our products will fully develop or be sustainable. If this market does not develop, or develops more slowly than expected, then we may not be able to sell our products in significant volume, or at all. Due to the intense competition in this market and the recent introduction of this technology, there can be no assurance that we will succeed in this evolving marketplace.

Intellectual property infringement claims against us, even without merit, could require us to enter into costly licensing agreements or deprive us of the technology we need.

Our industry is technology intensive. As the number of competitors in our target markets increases and the functionality of the products produced by such competitors further overlaps, third parties may claim that the technology we develop or license infringes their proprietary rights. Any claims against us or any of our subsidiaries may affect our business, results of operations and financial conditions. Any infringement claims, even those without merit, could require us to pay damages or settlement amounts or could require us to develop non-infringing technology or enter into costly royalty or licensing agreements to avoid service implementation delays. Any litigation or potential litigation could result in product delays, increased costs or both. In addition, the cost of litigation and the resulting distraction of our management resources could have a material adverse effect on our results of operations and financial condition. If successful, a claim of product infringement could deprive us of the technology we need altogether.

Failure to protect our intellectual property rights could have a material adverse effect on our business.

Our success depends in part upon the protection of our proprietary application software and hardware products. We have taken steps that we believe are adequate to establish, protect, and enforce our intellectual property rights. We cannot provide assurance that these efforts will be adequate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain rights to use our products or technology.

We have pending several patent applications related to our products. There can be no assurance that these patents will be issued. Even if these patents are issued, the limited legal protection afforded by patent, trademark, trade secret, and copyright laws may not be sufficient to protect our proprietary rights to the intellectual property covered by these patents.

Furthermore, the laws of many foreign countries in which we do business do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. In addition, it is necessary to file for patent and trademark protection in foreign countries in order to obtain legal protection in those countries. We have made such filings only on a limited basis.  These efforts may not be sufficient and additional filings may be cost prohibitive. Additionally, even if our domestic and international efforts are successful, our competitors may independently develop non-infringing technologies that are substantially similar or superior to our technologies.

If our products contain defects, then our sales are likely to suffer, and we may be exposed to legal claims.

Our business strategy calls for the development of new products and product enhancements which may from time to time contain defects or result in failures that we did not detect or anticipate when introducing such products or enhancements to the market. In addition, the markets in which our products are used are characterized by a wide variety of standard and non-standard configurations and by errors, failures, and bugs in third-party platforms that can impede proper operation of our products. Despite product testing, defects may still be discovered in some new products or enhancements after the products or enhancements are delivered to customers. The occurrence of these defects could result in product returns, adverse publicity, loss of or delays in market acceptance of our products, delays or cessation of service to our customers or legal claims by our customers against us.

To the extent that contractual provisions that limit the Company’s exposure to legal claims are unenforceable or are not included in contracts or such claims are not covered by insurance, a successful products liability claim could have a material adverse effect on the Company’s business, results of operations and financial condition.

We may be obligated to indemnify customers who purchase equipment from us against claims of patent infringement.

In the course of our business, we may sell certain equipment and license software to our customers, and in connection with such sale and license, may agree to indemnify these customers from claims made against them by third parties for patent infringement related to such equipment and software.  If we are required to make any payments in respect of these indemnification obligations, then it could have a material adverse effect on our business, results of operations and financial condition.

Our focus on emerging markets could make achievement of our sales goals more difficult.

We focus a large part of our sales efforts on emerging markets, including Africa, India, Latin America, and the Middle East. These markets can be more volatile and less predictable than more developed markets. In addition, there is limited history and thus a level of uncertainty for demand for communications products in these markets and both service providers and end users tend to have less capital to spend on communications products.  These elements could impact our ability to meet our sales objectives.

Sales to customers based outside the United States have accounted for a significant portion of our revenues, which exposes us to risks inherent in international operations.

International sales represented 43% of the revenues for the Technologies Group for the year ended December 31, 2007 and 49% of the revenues for such group for the year ended December 31, 2006. Furthermore, we expect sales to international markets to increase as a percentage of revenues in the future. International sales are subject to a number of risks, including changes in foreign government regulations, laws, and communications standards; export license requirements; currency fluctuations, tariffs and taxes; other trade barriers; difficulty in collecting accounts receivable; longer accounts receivable collection cycles; difficulty in managing across disparate geographic areas; difficulties in hiring qualified local personnel; difficulties associated with enforcing agreements and collecting receivables through foreign legal systems; expenses associated with localizing products for foreign markets; and political and economic instability, including disruptions of cash flow and normal business operations that may result from terrorist attacks or armed conflict.

If the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, then the resulting effective price increase of our products to these foreign customers could result in decreased sales. In addition, to the extent that general economic downturns in particular countries or regions impact our customers, the ability of these customers to purchase our products could be adversely affected especially for some of the more significant projects. Payment cycles for international customers can be longer than those for customers in the United States. The foreign markets for our products may develop more slowly than currently anticipated. Also, our ability to expand the sale of certain of our products internationally is limited by the necessity of obtaining regulatory approval in new countries. We anticipate that our non-Canadian, foreign sales will generally be invoiced in U.S. dollars, and do not currently plan to engage in foreign currency hedging transactions. As we expand our international operations, however, we may allow payment in foreign currencies, and exposure to losses in foreign currency transactions may increase. We may choose to limit any currency exposure through the purchase of forward foreign exchange contracts or other hedging strategies. Our future currency hedging strategies if employed may not be successful.

Our dependence on contract manufacturers and suppliers could result in product delivery delays.

We currently use contract manufacturers to manufacture a significant portion of our NetPerformer, AccessGate, and Verilink hardware products. Our reliance on contract manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruptions in access to necessary manufacturing processes and reduced control over delivery schedules. If our contract manufacturers are unable or unwilling to continue manufacturing our products and components in required volumes on the required time schedule, then we will have to identify one or more acceptable alternatives. The use of new manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to our specifications. Further, the introduction of new manufacturers may increase the variance in the quality of our products. In addition, we rely upon third-party suppliers of specialty components and intellectual property used in our products. It is possible that a component needed to complete the manufacture of our products may not be available at acceptable prices or on a timely basis, if at all. Inadequate supplies of components, or the loss of intellectual property rights, could affect our ability to deliver products to our customers. Any significant interruption in the supply of our products would result in the reduction of product sales to customers, which in turn could permanently harm our reputation in the industry.

We may be subject to litigation.

We may be subject to claims involving how we conduct our business or the market for or issuance of the Common Stock or other securities. Any such claims against us may affect our business, results of operations and financial conditions. Such claims, including those without merit, could require us to pay damages or settlement amounts and would require a substantial amount of time and attention from our senior management as well as considerable legal expenses. Although we do not anticipate that our activities would warrant such claims, there can be no assurances that such claims will not be made.

We derive a substantial amount of our revenues from channel distribution partners and such revenues may decline significantly if any major partner cancels or delays a purchase of our products.

We use an indirect sales model to derive a substantial portion of our revenue. Failure to generate revenue as expected from this channel could have a material adverse effect on our results of operations and financial condition.

No channel partner or distributor is obligated to purchase additional products or services from us. Accordingly, present and future partners may terminate their purchasing arrangements with us or significantly reduce or delay their orders. Any termination, change, reduction, or delay in orders could have a material adverse effect on our results of operations and financial condition. In addition, we currently have varying distribution, marketing and development arrangements with our partners. There is no assurance that we will continue to enjoy the support and cooperation that we have historically experienced from these parties or their associated distribution channels. Also, there is no certainty that these parties will continue to offer our products in their sales portfolio. It is possible that these vendors may seek to offer broader product lines and solutions that are competitive with our products. In addition, they may change their distribution models which could negatively impact our revenues. Furthermore, we must correctly anticipate the price, performance and functionality requirements of these partners and must successfully develop products that meet end user requirements and make these products available on a timely basis and in sufficient quantities in order to sustain and grow our business.

Our inability to develop and maintain relationships with key technology suppliers could harm our ability to sustain and grow our business.

Our success depends to a significant degree upon our continued relationships with leading technology suppliers. The standards for telephony equipment and data networks are evolving, and our products may not be compatible with new technology standards that may emerge. If we are unable to provide our customers with interoperable solutions, then they may make purchases from vendors who provide the requisite product interoperability. This could have a material adverse effect on our results of operations and financial condition.

Compliance or the failure to comply with current and future environmental regulations could cause us significant expense.

We are subject to a variety of federal, state, local, and foreign environmental regulations. If we fail to comply with any present and future regulations, we could be subject to future liabilities, the suspension of production or a prohibition on the sale of our products. In addition, such regulations could require us to incur other significant expenses to comply with environmental regulations, including expenses associated with the redesign of any non-compliant product. From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. For example, in 2003 the European Union enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”) and the Waste Electrica and Electronic Equipment Directive (“WEEE”), for implementation in European Union member states. Similar legislation is currently in force or is being considered in the United States, as well as other countries, such as Japan and China. The failure to comply with any of such regulatory requirements or contractual obligations could result in the Company being liable for costs, fines, penalties and third-party claims, and could jeopardize our ability to conduct business in the jurisdictions where these regulations apply.

We may be required to pay liquidated damages to certain of our investors under certain circumstances.

Pursuant to the registration rights agreements we have entered into with the investors who purchased our securities in a private placement transaction conducted in January and February 2007, we agreed to pay to such investors certain liquidated damages in the event we do not meet certain of our obligations under such registration rights agreements. The registration statement filed on behalf of the investors was declared effective by the SEC on June 14, 2007. If this registration statement ceases to remain continuously effective or the investors are not permitted to use the prospectus of which such registration statement is a part as required by the registration rights agreements for more than fifteen (15) consecutive calendar days or more than an aggregate of twenty (20) calendar days during any twelve (12)–month period, then on the date of such event and each monthly anniversary of such date until we are able to cure such event, we will be required to pay to the investors a cash payment equal to 1.5% of the aggregate purchase price paid by such investors for the securities purchased by them in the private placement; however, the maximum aggregate liquidated damages we may be obligated to pay may not exceed $1,200,000. If we are unable to satisfy our obligations under such registration rights agreements and we are obligated to pay liquidated damages, it may have a materially adverse effect on our cash flow and results of operations.

Item 2.                  Properties

We are headquartered in Atlanta, Georgia, where we lease 49,000 square feet of space, 24,600 of which is used for our corporate offices, the Telemate.Net operations, and our Outsourcing group. We are obligated to pay rent on this space of approximately $116,000 per month, plus a share of operating expenses, through January 2010.  We have subleased 24,400 square feet of space in the Atlanta facility for $18,613 per month from January 2006 through July 2006, $33,224 per month from August 2006 through July 2007, $33,896 per month from August 2007 through July 2008, $34,568 per month from August 2008 through July 2009, and $35,260 from August 2009 though the end of the lease on January 31, 2010. Further, we are also obligated through January 2010 to pay rent of $30,000 per month with respect to an additional 13,000 square feet of space in the Atlanta facility, the cost of which is included in discontinued operations. We have subleased 13,000 square feet of this space for $20,000 per month through January 2010.

Verso Verilink leases 43,750 square feet of office, manufacturing, and warehouse space in Madison, Alabama.  We use this space for manufacturing and shipping functions related to the Verilink, NetPerformer, and iMarc product lines. We are obligated to pay $17,038 in monthly rent under this lease through June 30, 2006 and $17,552 in monthly rent from July 1, 2006 through the expiration of the lease term on June 30, 2010.

In connection with our disposition of the NACT business, NACT assigned to the purchaser thereof all of NACT’s interest in a lease for approximately 40,000 square feet of office space in Provo, Utah, which had been used to operate the NACT business, formerly a component of our Technologies Group.  The purchaser has agreed to pay all amounts owed under the lease; however, NACT’s payment obligations under the lease have not been terminated and our guaranty of such obligations remains in place. The lease expires in December 2009, and the rent there under is $51,600 per month.

 Verso Canada leases approximately 18,400 square feet of office and laboratory space in Brossard, Quebec, Canada for research and development operations related to the NetPerformer products. Verso Canada entered into a Lease Amending and Extension Agreement on November 29, 2006 extending the lease term from December 1, 2006 through November 30, 2009 at a base rent of 17,665 Canadian dollars per month plus a proportionate share of operating expenses and taxes for the building.

We lease 23,000 square feet of space in Littleton, Colorado which is used primarily for research and development for our softswitch products and technical and administrative support for the softswitch and Verilink products. Pursuant to this lease, we are obligated to pay rent of $27,135 per month plus a share of operating expenses through January 2009.

We lease 1,623 square feet of space in Jacksonville, Florida for research and development in connection with the I-Master application.  The monthly rent under this lease is $2,055 plus operating expenses from April 2008 through March 2009.

We lease 4,557 square feet of space in Rockville, Maryland for research and development of products.  The monthly base rent under this lease is $8,924.13 during 2008, $9,191.82 during 2009, and $9,467.57 during 2010.

We lease 4,342 square feet of space in Southborough, Massachusetts for research and development of our AccessGate products.  The monthly base rent under this lease is $7,598.50 from April 2008 through March 2009, $7,960.33 from April 2009 through March 2010, and $8,322.17 from April 2010 through March 2011.

We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available to us to meet our expansion needs for the foreseeable future.

 Item 3.                 Legal Proceedings

From time to time, we are involved in litigation with customers, vendors, suppliers and others in the ordinary course of business, and a number of such claims may exist at any given time. All such existing proceedings are not expected to have a material adverse impact on our results of operations or financial condition. In addition, we or our subsidiaries are a party to the proceedings discussed below.

In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of MCK’s common stock between the date of MCK’s initial public offering and December 6, 2000. The complaint named as defendants MCK and certain of its former officers and other parties as underwriters of its initial public offering (the “MCK defendants”). The plaintiffs allege, among other things, that MCK’s prospectus, contained in the Registration Statement on Form S-1 filed with the SEC, was materially false and misleading because it failed to disclose that the investment banks which underwrote MCK’s initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of MCK’s common stock after the initial public offering. This case is one of many with substantially similar allegations known as the “Laddering Cases” filed before the Southern District of New York against a variety of unrelated issuers (the “Issuers”), directors and officers (the “Laddering Directors and Officers”) and underwriters (the “Underwriters”), and have been consolidated for pre-trial purposes before one judge to assist with administration. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. After a hearing on the motion to dismiss, the court, on February 19, 2003, denied dismissal of the claims against MCK as well as other Issuers. Although MCK believes that the claims asserted are without merit, MCK and other Issuers have negotiated a tentative settlement with the plaintiffs. The terms of the tentative settlement agreement provide, among other things, that (i) the insurers of the Issuers will deliver a surety undertaking in the amount of $1 billion payable to the plaintiffs to settle the actions against all Issuers and the Laddering Directors and Officers; (ii) each Issuer will assign to a litigation trust, for the benefit of the plaintiffs, any claims it may have against its Underwriters in the initial public offering for excess compensation in the form of fees or commissions paid to such Underwriters by their customers for allocation of initial public offering shares; (iii) the plaintiffs will release all claims against the Issuers and the Laddering Directors and Officers asserted or which could have been asserted in the actions arising out of the factual allegations of the amended complaints; and (iv) appropriate releases and bar orders and, if necessary, judgment reductions, will be entered to preclude the Underwriters and any non-settling defendants from recovering any amounts from the settling Issuers or the Laddering Directors and Officers by way of contribution or indemnification. Prior to the Company’s acquisition of MCK, MCK’s board of directors voted to approve the tentative settlement.  On February 15, 2005, the judge presiding over the Laddering Cases granted preliminary approval of the proposed settlement, subject to some changes, which were subsequently submitted.  The judge issued an order on August 31, 2005, further approving modifications to the settlement and certifying the class.  Notice of the settlement has been distributed to the settlement class members.  The deadline for filing objections to the settlement was March 24, 2006, and a fairness hearing was held April 26, 2006.  On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a ruling reversing class certification for purposes of the litigation.  The plaintiffs petitioned for rehearing and rehearing en banc, and the Second Circuit Court denied the request on April 9, 2007. Because the settlement as agreed was not viable without the class certification, the parties stipulated to its termination without prejudicing their ability to apply to the court regarding a future settlement.  The plaintiffs filed Second Amended Complaints in six issuer “focus” cases on August 14, 2007, and have moved for class certification in those cases. The six issuer focus defendants have moved to dismiss the Second Amended Complaints, which motion the court granted in part and denied in part on March 26, 2008.  All other cases, including the MCK case, have been stayed until further order of the court.  No provision was recorded for this matter in the financial statements of MCK prepared prior to our acquisition of MCK because MCK believed that its portion of the proposed settlement would be paid by its insurance carrier. We agree with MCK’s treatment of this matter.

Needham (Nevada) Corp., a direct subsidiary of MCK and, hence, an indirect subsidiary of the Company (“MCK Nevada”) was named a defendant in a lawsuit filed in Norfolk County, Massachusetts by Entrata Communications, Inc. (“Entrata”) in 2002 (the “Entrata Litigation”). The case arose out of a dispute between Entrata and one of its largest shareholders, Superwire.com, Inc. (“Superwire”). Pursuant to a contract with Entrata, MCK Nevada was obligated to pay Entrata $750,000 in early 2002. In order to take advantage of a $100,000 discount offered for early payment, MCK Nevada paid $650,000 in November 2001 in full satisfaction of its contractual obligations. The funds were placed in escrow with Superwire’s California law firm, Jeffers, Shaff & Falk, LLP (“JSF”) which agreed not to disburse the funds until the dispute between Entrata and Superwire had been resolved. Nevertheless, Entrata contends that it never received the funds from MCK Nevada and that the funds were diverted to Superwire and JSF.  In the Entrata Litigation, Entrata sought to recover from both MCK Nevada and Superwire the $750,000 that MCK Nevada would have owed in 2002. MCK Nevada asserted counterclaims against Entrata and cross-claims against Superwire for fraud and breach of contract. MCK Nevada added JSF and two of its partners, Barry D. Falk and Mark R. Ziebell, as third-party defendants.

On August 18, 2003, Entrata entered Chapter 7 bankruptcy proceedings pursuant to the United States Bankruptcy Code. Entrata did not pursue the Entrata Litigation after entering bankruptcy and the court dismissed the lawsuit for failure to prosecute on September 7, 2005.  On October 18, 2006, Entrata filed a motion for relief from dismissal.  The court granted the motion which revived the case.

On May 25, 2007, Entrata filed a motion for partial summary judgment asking the court to award damages against MCK Nevada of $750,000 plus 12% prejudgment interest since February 1, 2002, and approximately $79,000 in attorneys’ fees.  The court allowed the motion on August 6, 2007. On March 20, 2008, the court granted Entrata’s motion for final judgment against MCK Nevada for the judgment amount.

On February 22, 2008, Michael Daly, the Chapter 7 bankruptcy trustee for Entrata (the “Trustee”), filed a complaint in Norfolk County, Massachusetts (the “Trustee Litigation”) against the Company and Citel Technologies, Inc. (“Citel”) claiming that Citel and the Company were liable to Entrata for monies owed by MCK Nevada in the Entrata Litigation because Citel and the Company allegedly assumed the liability of MCK and because of a fraudulent transfer of the assets of MCK Nevada by the Company to Citel. On January 21, 2005, Citel purchased a substantial portion of the assets of MCK Nevada, MCK and certain related subsidiaries from the Company and its related subsidiaries under an Asset Purchase Agreement (the “Citel APA”).  The Trustee also filed a motion for a temporary restraining order against the Company and Citel asking the court to enjoin each such entity from transferring or disposing of any of its property of any kind other than in the ordinary course of business.  At a hearing held on March 7, 2008, the court ruled against the Trustee on the motion for injunction as it related to Citel.  The court delayed deciding on the motion for injunction as it related to the Company so that the Company and Entrata could first engage in discussions to settle the dispute.

On March 12, 2008, the Company received notice of claim for indemnification from Citel alleging that the Company and the other sellers were obligated under the Citel APA to indemnify Citel against the claims asserted against it in the Trustee Litigation.

On March 25, 2008 (the “Agreement Date”), the Company, MCK Nevada, the Trustee and Citel entered into a Settlement and Release (the “Settlement Agreement”) covering both the Entrata Litigation and the Trustee Litigation.  Under the Settlement Agreement, the Company agreed to pay the Trustee $100,000 in cash by May 1, 2008 and to issue to the Trustee shares of Common Stock having an aggregate value of $250,000 based on the mean average closing price of the Common Stock for the ten consecutive trading days prior to the Agreement Date (the “Trustee Shares”).  In addition, MCK Nevada agreed to assign to the Trustee MCK Nevada’s claims in the Entrata Litigation against Superwire, JSF, Barry D. Falk, and Mark R. Zeibel (the “Assigned Claims”).  In the Settlement Agreement, the Trustee granted to the Company and MCK Nevada and MCK Nevada and the Company granted to the Trustee mutual general releases. In addition, Citel, the Company, MCK Nevada, and the Trustee each granted mutual limited releases to the other parties relating to the claims of the releasing parties arising from the Entrata Litigation and the Trustee Litigation. The Settlement Agreement specifies that certain conditions subsequent must be satisfied in order for the releases to remain effective. The conditions subsequent include (i) approval of the Settlement Agreement by the bankruptcy court in the Entrata bankruptcy; (ii) the Company paying Entrata the $100,000 cash settlement amount by May 1, 2008; (iii) the Company not entering bankruptcy, ceasing operations, or becoming subject to liquidation, receivership or a proceeding to restructure its debt during the period beginning on the Agreement Date until the later of 91 days after the payment of the $100,000 or the date that is 30 days after the Trustee Shares may be sold under a registration statement or under Rule 144 of the Securities Act; and (iv) the Trustee Shares being sellable under an effective registration statement or under Rule 144 of the Securities Act on or before Oct. 31, 2008.  If the condition requiring approval by the bankruptcy court fails, the Settlement Agreement becomes null and void and the releases are revoked.  If any of the other conditions fail, the Trustee can elect to revoke the releases.  If the Trustee makes this election, the Company becomes indebted to Entrata in the amount of $750,000 plus 12% interest on such amount from the Agreement Date less (i) the amount of the cash payment if the payment was made, (ii) a credit for the Trustee Shares not returned by the Trustee to the Company, and (iii) the amount recovered by Entrata from the Assigned Claims net of costs and expenses incurred by Entrata in the Entrata Litigation, the Trustee Litigation, and the pursuit of the Assigned Claims.  The Company, the Trustee, and Citel agreed in the Settlement Agreement to file a stipulation for dismissal without prejudice with regard to the Trustee Action.  Entrata and MCK Nevada agreed to file a motion in the Entrata Litigation to vacate the judgment against MCK Nevada and to dismiss without prejudice the claims between MCK Nevada and Entrata in the action.  If the conditions precedent noted above are not met, the parties have the ability to reinstate the dismissed claims at their option.

Item 4.                  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on December 18, 2007 in Atlanta, Georgia (the “Meeting”).  At the Meeting, our shareholders voted on the following proposals:

(1)
to elect a board of eight directors to serve until our next annual meeting of shareholders and until their successors are elected and qualified or until their earlier death, resignation, removal or disqualification;

(2)
to approve an amendment to our amended and restated articles of incorporation, as amended, to increase the number of authorized shares of the Common Stock from 120,000,000 shares to 200,000,000 shares;

(3)	to approve the Verso Technologies, Inc. 2007 Stock Incentive Plan;

(4)	to approve the potential issuance of more than 20% of the outstanding shares of Common Stock for the purposes of complying with the rules governing The Nasdaq Stock Market LLC;

(5)	to approve an amendment to the option exchange program previously approved by our shareholders at the Company’s 2006 Annual Meeting of Shareholders; and

(6)	to ratify the appointment of Tauber & Balser, P.C. as our independent registered public accountants for the year ending December 31, 2007.

Each of the foregoing proposals was approved by the shareholders at the Meeting.

The results of the vote on Proposal 1 were as follows:

Director Nominee	For	Withheld Authority
Mark H. Dunaway	44,349,576	1,374,907
E. Kenneth Greenwald	44,534,809	1,189,674
Gary H. Heck	38,225,281	7,499,202
James R. Kanely	44,310,831	1,413,652
Amy L. Newmark	32,932,865	12,791,618
Steven A. Odom	44,106,899	1,617,584
James A. Verbrugge	44,529,912	1,194,571
William J. West	44,538,958	1,185,525

There were no abstentions or broker non-votes with respect to the election of any of the director nominees listed above.

The results of the votes on Proposals 2 through 7 were as follows:

Proposal	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
Proposal 2	32,168,174	12,715,856	841,310	0
Proposal 3	24,020,298	2,347,918	175,738	19,181,391
Proposal 4	17,411,008	8,862,031	270,915	19,181,391
Proposal 5	24,142,357	1,999,391	402,207	19,181,390
Proposal 6	44,884,463	691,900	148,978	0

The foregoing proposals were set forth and described in our Notice of Annual Meeting of Shareholders and Proxy Statement dated November 9, 2007.

Item 4.5               Executive Officers

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age, as of March 31, 2008, of such officer.

Name	Age	Position
Mark H. Dunaway	62	Chief Executive Officer, President and Chief Operating Officer
Martin D. Kidder	44	Chief Financial Officer and Secretary

Certain additional information concerning the individuals named above is set forth below:

Mark H. Dunaway has served as a Chief Executive Officer since April 14, 2008, as a director of the Company since June 1, 2005 and as President and Chief Operating Officer of the Company since July 1, 2007.  Mr. Dunaway also served as a member of the Audit Committee from June 1, 2005 until July 1, 2007 and as a member of the Governance and Nominating Committee and the Customer Relations Committee from February 14, 2007 until July 1, 2007.  From October 2004 to June 2007, he served as Chairman and Chief Executive Officer of Composite Materials Technology, LLC, a provider of engineering products.  From July 2001 to September 2004, he was a partner in Criterion Partners, LLC, a private investment company.  From July 1993 to June 2001, he served as Chairman and Chief Executive Officer for PNI Technologies, a wireless network company.  From March 1986 to June 1993, he served as owner of Dunaway Enterprises investing in start-up companies, as President of North American Operations for British Telecom and as a consultant to Cable and Wireless.  From September 1981 to February 1986, he served as Chairman and Chief Executive Officer for A Beeper/A Cellular Company, a national wireless company.  From July 1979 to August 1981, he served as President of Answer Page.

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

Year ended December 31, 2007:	High	Low

First Quarter	$1.43	$0.86
Second Quarter	1.08	0.78
Third Quarter	0.99	0.60
Fourth Quarter	0.70	0.27

Year ended December 31, 2006:	High	Low

First Quarter	$1.89	$0.85
Second Quarter	1.69	0.89
Third Quarter	1.15	0.80
Fourth Quarter	1.52	0.85

As of April  14, 2008, there were approximately 648 holders of record of the Common Stock.

We have never declared or paid cash dividends on the Common Stock. We currently intend to retain any earnings for use in our operations and do not anticipate paying cash dividends on the Common Stock in the foreseeable future. In addition, our credit facility with Laurus Master Fund, Ltd. (“Laurus”), our primary lender, and the terms of our outstanding 6.75% senior unsecured convertible debentures prohibit the payment of cash dividends on the Common Stock.

Item 6.                  Selected Financial Data

The following selected financial data should be read in conjunction with our financial statements and related notes thereto, set forth in Item 15 hereof, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Item 7 hereof. The statement of operations data and the balance sheet data have been derived from our audited consolidated financial statements. The historical results are not necessarily indicative of future results. All amounts are in thousands except per share data.

	Years Ended December 31,
	2007 (2)	2006 (3)	2005 (4)	2004 (5)	2003 (6)

Statement of Operations Data (1):
Revenue	$50,635	$42,530	$32,873	$32,263	$38,139
Loss from continuing operations	(26,699)	(17,776)	(19,494)	(18,770)	(4,215)
Loss from continuing operations per
common share -- basic and diluted	(0.47)	(0.51)	(0.72)	(0.70)	(0.20)
Balance Sheet Data:
Total assets (7)	34,263	36,849	28,098	33,429	63,252
Long-term liabilities, net of
current portion	$3,527	$12,634	$10,222	$4,401	$9,102

(1)
Includes the continuing operations of assets acquired by the Company from Clarent Corporation since its acquisition on February 12, 2003, the continuing operations of substantially all the operating assets of WSECI beginning October 1, 2004, the continuing operations of substantially all of the operating assets of Verilink Corporation since its acquisition on June 16, 2006, the continuing operations of Sentito Corporation since its acquisition on April 17, 2007 and the continuing operations of the AccessGate division assets acquired from MNS Communications Corp. on December 21, 2007

(2)
The fiscal year 2007 loss from continuing operations includes $2.0 million of intangibles amortization, a $2.3 million impairment charge for acquired technology, a $2.9 million write-down of goodwill and $4.1 million in non-cash interest related to the amortization of the discount on notes payable and convertible subordinated debentures and loan fees.

(3)
The fiscal year 2006 loss from continuing operations includes $1.1 million of intangibles amortization and $3.9 million in non-cash interest related to the amortization of the discount on notes payable and convertible subordinated debentures and loan fees.

(4)
The fiscal year 2005 loss from continuing operations includes $809,000 of intangibles amortization, $7,000 in amortization of deferred compensation, $2.9 million in non-cash interest related to the amortization of the discount on notes payable and convertible subordinated debentures and loan fees and $2.6 million of reorganization costs – loss on sublease.

(5)
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

(7)
Includes $2.1 million and $3.4 million of notes receivable as of December 31, 2006 and 2005, respectively, related to the sale of assets of discontinued operations.  Includes $9.0 million and $33.4 million of assets of discontinued operations, as of December 31, 2004 and 2003, respectively.  The assets of discontinued operations as of December 31, 2004 were reduced by the loss on disposal of discontinued operations totaling $14.8 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global technology company providing next generation communications network solutions offering a core-to-edge product portfolio to service providers and enterprises. Our product offerings include WiMAX, cellular backhaul, VoBB, VoIP, IAD, and internet usage solutions which are enabled by our hardware and software. These products enable customers to reduce communication costs, generate additional revenue, secure and optimize network bandwidth. We manufacture, deliver, and support these hardware, software, and service solutions primarily to wireline, cellular, wireless and satellite carriers and other customers. Our solutions are used by companies in several industries, government and government related businesses, including mission critical satellite and wireless communications of all kinds. Our technologies optimize bandwidth for customers using proprietary and other technology utilizing the latest industry protocols such as internet protocol multimedia subsystem (“IMS”), VoIP, VoBB as well as other advanced protocols.  We own open and scalable solutions that are compatible with industry standards.

Our operations include two separate business segments: (i) the Technologies Group, which includes our softswitching, I-Master, NetPerformer, Telemate.Net, Verso Verilink, Sentito and AccessGate divisions; and (ii) the Verso Outsourcing Group, which includes our technical applications support group and customer care center. The Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support.  The Technologies Group offers software-based solutions (which include hardware) for customers seeking to build converged packet-based voice and data networks.  In addition, the Technologies Group offers software-based solutions for internet access and usage management that include call accounting and usage reporting for internet protocol network devices.  In 2006, the Technologies Group added the product suites from the Verilink Acquisition and the iMarc Acquisition (each defined below). These products provide access, multiplexing and transport of voice and data services and enhanced the Company’s technology offerings, and delivered two Tier 1 North American customers. The Verso Outsourcing Group includes outsourced technical application services and application installation and training services to both customers of the Technologies Group and outside customers.

Since 2001, the Company has been selling products to the carrier market and focusing its strategic direction on developing and marketing next generation communications products.  Our current business was built on acquisitions made by us by leveraging the economic downturn in the telecommunications area.  In the first quarter of 2003, we acquired substantially all of the operating assets of Clarent Corporation, which provided us with VoIP technologies primarily serving international markets and significantly increased our market share in the worldwide softswitch market.

Our strategy through 2003 was to add next generation communications products to our suite of products through strategic acquisitions and to leverage these operations through cost reductions to enhance cash flow.  With the acquisition of substantially all of the operating assets of Clarent Corporation, we moved our growth strategy toward international markets.  International revenue increased from 0% of our consolidated revenues in 2002 to 53% of our consolidated revenues for 2005.  As the acquisition of substantially all of the operating assets of Clarent Corporation was funded primarily by short-term seller financing, generating cash flow from operations during 2003 was required to meet the debt repayment obligations.  As such, we leveraged our combined operations, reducing sales, general and administrative costs (as compared to costs prior to the acquisition), while preserving the research and development expenditures which are vital to our long-term growth and viability.

In 2004, we began moving toward an open standards platform.  In 2004 and 2005, we significantly increased our expenditures for research and development and sales and marketing to focus on long-term sustainable revenue growth.  In the first quarter of 2004, we completed a private placement raising approximately $16.5 million, net of expenses, to fund the increased research and development efforts and expanded sales and marketing programs.  In the first quarter of 2005, we completed a private placement of senior unsecured convertible debentures raising an additional $12.8 million.  As expected, these additional expenditures significantly increased the operating loss from continuing operations in 2005 and 2004 as compared to 2003.

In January 2005, we sold substantially all of the operating assets of our NACT and MCK businesses to better focus our capital and management resources on areas which we believe have greater potential given our strategy to focus on next generation network and solutions.  In addition, we disposed of our NACT business because we wanted to move toward an open-standards, pre-paid next generation solution that could better address growing market opportunities and enable us to offer a competitive product for Tier 1 and Tier 2 carriers.  We believe that the I-Master platform, which we acquired in March 2005 after forming a strategic partnership with WSECI in the latter half of 2004, permits us to offer a more robust next generation solution.  Further, we disposed of our MCK business because we intend to focus on next generation solutions for service providers and the products of the MCK business did not fit that profile.  The operations of the NACT and MCK businesses have been reclassified as discontinued operations in our consolidated financial statements.

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

On December 29, 2006, we,purchased certain assets of Paradyne Networks, Inc. related to the business of manufacturing, selling and supporting the iMarc product line (the “iMarc Acquisition”).  The iMarc product line is a family of ATM devices, IP service units, and branch monitors that provides intelligent demarcation between carrier and enterprise networks, allowing for easier management. The iMarc product line is complementary to the Verilink product line and is being integrated into the Verilink business.

On April 17, 2007, we acquired Sentito Networks, Inc. (“Sentito”), a provider of media and signaling gateway equipment to the telecommunications market, by means of the merger of SN Acquisition Corporation, a wholly-owned subsidiary, into Sentito pursuant to an Agreement and Plan of Merger, dated as of April 4, 2007 (the “Sentito Acquisition”). The acquisition of this technology lowered our product cost for our softswitch solution. As the Sentito gateway is fully integrated into our softswitch, it will provide us with a proprietary integrated gateway within our softswitch solution.

On December 21, 2007, we purchased the AccessGate® cellular backhaul optimization product line (“AccessGate”) from NMS Communications Corp. (the “AccessGate Acquisition”), which we believe has consolidated that market segment and made Verso a leading provider of mobile backhaul solutions worldwide. We transferred the assets and liabilities acquired in the AccessGate Acquisition to our Mobile Backhaul subsidiary and in January of 2008, we combined management of the AccessGate and Net Performer backhaul optimization operations into the consolidated Mobile Backhaul product business unit.

On October 11, 2005, we affected the Reverse Split of the outstanding Common Stock, pursuant to which every five (5) shares of common stock outstanding on such date were converted into one (1) share of common stock.  The Reverse Split enabled us to regain compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Capital Market.

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. We do not engage in off-balance sheet activities and therefore none are disclosed in the financial statements.  We believe that the foregoing events significantly affect the comparability of our results of operations from year to year.  You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes thereto included in Item 15 of this Annual Report.

Explanatory Paragraph in Report of Our Independent Registered Public Accounting Firm

Our independent auditors have included an explanatory paragraph in their most recent report dated April 15, 2008, stating that our audited financial statements for the year ending December 31, 2007 were prepared assuming that we will continue as a going concern. However, they note that we have recurring losses from operations, past history of operating cash flow deficiencies, significant debt obligations which are due and payable during 2008 and limited capital resources which raise substantial doubt about our ability to continue as a going concern.

Although we agree that the explanatory paragraph is applicable when the objective test is applied, we believe that if we can successfully implement our business plan in the next fiscal year and reach cash flow positive and raise sufficient equity/debt financing, future audit reports might be issued without this explanatory paragraph. Until such time, however, our going concern paragraph may be viewed by some shareholders and investors as an indication of financial instability, and it may impair our ability to raise capital. For additional disclosure, see Liquidity and Capital Resources.

Results of Operations

Fiscal Year 2007 Compared with Fiscal Year 2006

For the year ended December 31, 2007, our net loss totaled $27.0 million, or $0.47 per share, compared with a net loss of $17.8 million, or $0.51 per share, for the same period in 2006. The 2007 results included $751,000 in reorganization costs, a $350,000 accrual for a legal settlement, an impairment charge of acquired technologies of $2.3 million and a write-down of goodwill of $2.9 million.  The 2006 results included $674,000 in reorganization costs.

Continuing Operations

For the year ended December 31, 2007, our net loss from continuing operations totaled $26.7 million, or $0.47 per share, compared with a net loss of $17.8 million, or $0.51 per share, for 2006. The 2007 results included $751,000 in reorganization costs, an impairment charge of acquired technologies of $2.3 million and a write-down of goodwill of $2.9 million and the 2006 results included $674,000 in reorganization costs.

Total revenue was $50.6 million for the year ended December 31, 2007, reflecting a 19% increase from 2006. Product revenue increased $8.0 million, or 29%, from $27.9 million in 2006 to $35.9 million in 2007.  The increase in product revenue for the Technologies Group was attributable to a full year’s worth of product revenue from the Verilink and iMarc product lines in 2007 and an increase in revenue associated with the I-Master product.  These increases were partially offset by declines in the sales of our other products.

Services revenue was $14.7 million for the each of the years ended December 31, 2007 and 2006.  An increase in services revenue for the Technologies Group of $112,000 was due to a full year of professional services from the Verilink professional services group.  The increase was offset by declines in revenue for other Technologies Group services.  Services revenue for Verso Outsourcing declined $65,000 or 1%, for the year ended December 31, 2007.

Gross profit decreased by $978,000 for the year ended December 31, 2007, and was 32% of revenue in 2007, compared with 40% of revenue for 2006. The decline in gross margin percentage was primarily attributable to a write-down of intangible assets from the Sentito acquisition of $2.3 million and decreased margins in certain Technologies Group product lines.  Excluding the write-down of intangible assets, gross margin percentage would have been 36% of revenue in 2007. The lower margin in the Technologies Group is primarily a result of the lower margins from the hardware-based Verilink product suite.  The decline in the margin for the Technologies Group was offset by an increase in margins for Verso Outsourcing which increased from 16% in 2006 to 22% in 2007.  The increase in Verso Outsourcing Group’s gross margin is due to a change in revenue mix.

Total operating expenses incurred in continuing operations for the year ended December 31, 2007 were $36.3 million, an increase of $7.0 million, or 24%, compared to the same period in 2006.  As a percentage of revenue, operating expenses from continuing operations were 72% during the year ended December 31, 2007, up from 69% for the same period in 2006.  The increase is primarily attributable to the following items: increases due to the write-down of goodwill of $2.9 million, $2.3 million in general and administrative expenses, $824,000 in depreciation and amortization expense and $695,000 in sales and marketing expenses.

The increase in general and administrative expenses for the year ended December 31, 2007 is due mainly to increases in salaries, wages and employee benefits expense of $713,000, bad debt expense of $631,000, stock based compensation of $498,000, and rent expense of $292,000.  Most of these increases are due to a full-year of expenses in 2007 from the Verilink acquisition.

The increase in depreciation and amortization expense is comprised of an increase in amortization of $1.1 million offset by a decrease in depreciation expense of $218,000.  The increase in amortization is related to the amortization of Verilink and Sentito intangibles. The decrease in depreciation expense is related to lower capital expenditures during 2007 as well as fully-depreciated assets.

The increase in sales and marketing expense in 2007 is due to increases in salaries, wages and other employee related costs of $1.0 million and travel expenses of $254,000.  These increases were primarily due to the increase in headcount from the Verilink and Sentito acquisitions.  The increases were offset by decreases in general offices expenses of $312,000, contract labor of $175,000 and professional fees of $75,000.

In the third quarter of 2007, the Company initiated certain restructuring plans to improve operational efficiencies and financial performance and eliminated nine positions held by employees. As a result of these actions we recorded reorganization costs of $362,000 during the quarter ended September 30, 2007, which included severance and compensation costs of $275,000 and $87,000 related to the closing of an office location in Acton, Massachusetts.  In the second quarter of 2007, the Company terminated a senior executive. As a result of this action, we recorded reorganization costs of $389,000 representing our severance obligation. In the fourth quarter of 2006, the Company terminated a senior executive.  As a result of this action, the Company recorded reorganization costs of $674,000 during the year ended December 31, 2006.

In the second quarter of 2005, the Company entered into a sublease agreement with an unrelated party to sublease excess office space at the Company’s facility in Atlanta, Georgia.  The excess space arose primarily due to reductions in corporate staffing over the prior year.  As a result of the sublease, the Company recorded an accrual of $1.7 million, equaling the difference between the remaining payments due on this lease ($3.3 million) and the amounts to be paid by the sublessor ($1.6 million).  The Company recorded reorganization costs of $2.6 million during the year ended December 31, 2005, which included the $1.7 million difference between the lease and the sublease for the entire remaining term, as well as write-offs for furniture and leasehold improvements. The Company expects to save approximately $1.6 million over the remaining term of the original lease, which expires January 31, 2010.

Other expense was $305,000 during the year ended December 31, 2007, compared with $22,000 for the same period in 2006.  The increase in expense is primarily due to loss on extinguishment of debt of $283,000.

Equity in loss of investment was $139,000 during the year ended December 31, 2007, compared to equity in loss of investment of $1,000 in 2006.  These amounts represent the Company’s portion of BeTrue’s income for each of these years.  Due to the shared decision-making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated.

Net interest expense was $6.1 million during the year ended December 31, 2007, an increase of $522,000 compared to the same period in 2006.  Included in net interest expenses was amortization of loan fees and discount on convertible debentures which were $4.1 million for the year ended December 31, 2007 as compared to $3.9 million for the year ended December 31, 2006.  The increase in the interest expenses was primarily attributable to interest and amortization of the loan costs and fees associated with the new credit facility with Laurus (see Note 6 – Financing Arrangements in the Notes to the Consolidated Financial Statements).

Business Unit Performance

	Technologies		Verso
(Dollars in thousands)	Group		Outsourcing Group		Consolidated

For the Year Ended
December 31,	2007	2006	2007	2006	2007	2006
Revenue	$43,352	$35,182	$7,283	$7,348	$50,635	$42,530

Gross profit	14,614	16,023	1,575	1,144	16,189	17,167
Gross margin	34%	46%	22%	16%	32%	40%
General and administrative	4,395	3,107	111	452	4,506	3,559
Sales and marketing	8,482	7,905	403	329	8,885	8,234
Research and development	7,814	7,507	-	-	7,814	7,507

(Loss) contribution
before unallocated items	$(6,077)	$(2,496)	$1,061	$363	(5,016)	(2,133)

Unallocated items:
Corporate general and administrative					8,511	7,094
Corporate research and development					132	298
Depreciation and amortization					2,754	1,930
Write down of goodwill					2,945	-
Reorganization costs					751	674
Operating loss					(20,109)	(12,129)
Other					(6,590)	(5,647)
Loss from continuing operations before income taxes					$(26,699)	$(17,776)

Technologies Group

Total revenue from the Company’s Technologies Group was $43.3 million in the year ended December 31, 2007, a 23% increase from the same period in 2006.   The increase in product revenue in the Technologies Group was primarily attributable to a full year of operational results in 2007 from the Verilink acquisition which occurred on June 16, 2006, and an increase in revenue associated with the I-Master products partially offset by declines in the sales of the Company’s other products.

Gross profit decreased by $1.4 million in the year ended December 31, 2007, and was 34% of revenue, a decrease from 46% of revenue in the same period in 2006.  The decrease in gross profit dollars is primarily attributable to the $2.3 million impairment of technology from the Sentito acquisition and also to lower margins from the largely hardware-based Verilink product.

Allocated operating expenses incurred by the Technologies Group for the year ended December 31, 2007 were $20.7 million, an increase of $2.2 million, or 12%, compared to the same period in 2006. As a percent of revenue, operating expenses for the Technologies Group were 48% during the year ended December 31, 2007, down from 53% during the same period in 2006.  The decrease in the percentage is primarily attributable to the higher revenue.

 The increase in general and administrative expenses is due primarily to the inclusion of Verilink operations for a full fiscal year in 2007.  The increase in research and development costs is primarily attributable to the inclusion of Verilink engineering in 2007, the addition of the Sentito engineering team as well as ongoing development costs for the NetPerformer product.

Verso Outsourcing Group

Total revenue for the Company’s Verso Outsourcing Group was $7.3 million for each of the years ended December 31, 2007 and 2006.

Gross profit increased by $431,000, or 37%, in the year ended December 31, 2007, and was 22% of revenue, compared with 16% of revenue in the same period in 2006.  The increase in gross profit dollars and gross margin percentage are due to changes in customer/service mix.

Allocated operating expenses incurred in the Verso Outsourcing Group for the year ended December 31, 2007 were $514,000, a decrease of $267,000, or 34%, compared to the same period in 2006.  The decrease in general and administrative expenses primarily relates to a decrease in personnel and related costs ..

Discontinued Operations

In 2007, we recognized an operating loss in discontinued operations of $350,000 relating to settlement of the Entrata Litigation  (see Item 3 – Legal Proceedings).

Summary operating results of the discontinued operations (in thousands) are as follows:

	For the year ended December 31,
	2007	2006

Revenue	$-	$-
Gross (loss) profit	-	-
Operating loss	(350)	-
Loss from discontinued operations	$(350)	$-

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

During 2001, the Company initiated certain restructuring plans and discontinued operations of its VAR business.  In conjunction with these restructuring plans, the Company established a restructuring reserve account for the estimated costs related to the plans.  These costs primarily related to facilities closings, severance costs and other business exiting costs.  For the facilities closings cost, a reserve was established for all remaining lease payments due on buildings and equipment that were no longer being utilized in continuing operations, less assumptions for subleases.  The accrual for one of the leases with total payments remaining through January 31, 2010 of $1.2 million is offset by sublease receipts totaling $722,000 through the end of the lease term and assumes an amount of $240,000 for the extension of one of the subleases through the end of the lease term.

As of December 31, 2007, the Company had a remaining balance of approximately $1.7 million in liabilities of discontinued operations. The Company currently believes that this remaining balance is sufficient to cover estimated future obligations associated with the restructurings; however, changes in these estimates could occur based on changes in the financial condition of the subleases.

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

At December 31, 2007, the Company had a negative working capital position (excess of current liabilities over current assets) of $12,200,000 compared to negative working capital position of $38,000 at December 31, 2006. The Company’s cash and restricted cash totaled $3,002,000 at December 31, 2007, and $2,175,000 at December 31, 2006. Total long-term debt, net of discount and current-portion, was $2,858,000 at December 31, 2007 and $11,500,000 at December 31, 2006.

On September 20, 2006, the Company entered into a Security Agreement (the “Security Agreement”) with Laurus which provides for a three-year, $14.0 million revolving credit facility (the “Credit Facility”). The Credit Facility with Laurus replaced the Company’s prior $10.0 million credit facility (the “Silicon Credit Agreement”) with Silicon Valley Bank (“Silicon”).  When the Company entered into the Security Agreement, the Silicon Credit Agreement was terminated.

Our Credit Facility with Laurus consists of two tranches: (i) an $8.0 million tranche, the availability of which is subject to a borrowing base (“Tranche A”) and (ii) a $6.0 million tranche (“Tranche B”), which is not subject to a borrowing base.  Borrowings under the credit facility shall be made first under Tranche B to the extent of availability there under and then under Tranche A to the extent of availability there under. Borrowing ability under Tranche A is determined pursuant to a formula which is based on the value of our eligible accounts receivables and inventory. Borrowings under Tranche A accrue interest at a rate of prime rate plus 2%, provided that the interest rate shall not be less than 9%. The interest rates were 9.25% and 10.25% at December 31, 2007 and 2006, respectively.  As of December 31, 2007, maximum borrowings under Tranche B were limited to $3.9 million due to scheduled availability reductions of $187,500 per month beginning in February 2007.  Borrowings under Tranche B accrue interest at a fixed rate of 15%.

As of December 31, 2007 and 2006, the Company had outstanding borrowings under Tranche A of $6,189,000 and $2,883,000, respectively, and under Tranche B of $3,937,000 and $5,000,000, respectively. The remaining borrowing availability under the credit facility at December 31, 2007 was $561,000 under Tranche A and there were no amounts available under Tranche B.

On February 12, 2003, the Company acquired substantially all the business assets and assumed certain related liabilities of Clarent Corporation for $9,800,000 in notes. At December 31, 2007, a $3,000,000 secured note due February 12, 2008 remains outstanding which bears interest at 5% per annum. The assets the Company purchased from Clarent Corporation secure the note.

On February 15, 2008, the note was amended.  The amendment extends the initial date on which the principal amount of the loan, and all accrued and unpaid interest thereon, was due from February 12, 2008 to March 3, 2008.  However, the Amendment provides that if $728,558 of the outstanding principal amount of such loan, which represents all of the unpaid capitalized interest as of February 15, 2008, is paid on or before March 3, 2008, then the outstanding principal amount of the loan and all accrued and unpaid interest thereon shall be due and payable within three business days of August 12, 2008 rather than on March 3, 2008. The Company made the payment of the $728,558 prior to March 3, 2008, thus extending the due date to within 3 business days of August 12, 2008.

The Amendment requires that the Company pay interest on a monthly basis on the outstanding principal amount of the loan at a rate of 8% per annum or the maximum rate permissible by law, whichever is less, until such time as the loan is paid in full.  In connection with the Amendment, the Company was required to pay Clarent an amendment fee of $50,000.

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

On January 30, February 2, February 5, and February 9, 2007, we issued 2,000,000, 2,000,000, 250,000, and 750,000 shares of our common stock, respectively, and warrants to purchase 1,080,000, 1,080,000, 135,000, and 405,000 shares of our common stock, respectively, in a private placement transaction for an aggregate purchase price of approximately $5,000,000, or $1.00 per share. The warrants issued in connection with the private placement are exercisable for a period of five years at an exercise price of $1.25 per share. We received proceeds from the private placement of these securities of approximately $4,297,000, net of expenses.

On September 5, September 6, and September 10, 2007, we issued 4,417,640, 2,608,692 and 71,428 shares of our common stock, respectively, and warrants to purchase 3,313,230, 2,104,954, and 53,571 shares of our common stock, respectively, in a private placement transaction for an aggregate purchase price of approximately $4,850,000, or $0.68 per share. The warrants issued in connection with the private placement are exercisable beginning March 6, 2008 for a period of five years at an exercise price of $0.90 per share. We received proceeds from the private placement of approximately $4,547,000, net of expenses.

On February 19, and February 21, 2008, we issued 1,381,200 and 2,114,000 shares of our common stock, respectively, and warrants to purchase 1,381,200 and 2,114,000 shares of our common stock, respectively, in a private placement transaction for an aggregate purchase price of approximately $802,000, or an average price of $0.23 per share. The warrants issued in connection with the private placement are exercisable for a period of five years at an average exercise price of $0.28 per share. We received proceeds from the private placement of approximately $750,000, net of expenses.

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

On May 25, 2007, we entered into an agreement with CITEL and Citel PLC pursuant to which CITEL prepaid the Note, by making an immediate cash payment to us of approximately $1.9 million. In addition, Citel PLC was required to issue to us 62,424 shares of Citel PLC’s capital stock (the “Citel Shares”), which Citel Shares had a market value of approximately $70,000 as of May 24, 2007 and, based upon representations made by CITEL to us, are fully tradable on the AIM market of the London Stock Exchange. We agreed not to sell or transfer the Citel Shares prior to January 21, 2008, the original maturity date of the Note. Upon receipt of the prepayment and the Citel Shares, we canceled the Note and released our security interest in the collateral securing the Note. Prior to entering into this agreement, approximately $2.2 million of principal and interest was outstanding under the Note. We recognized a loss of approximately $231,000 associated with the write-off of interest arising from the prepayment transaction. As of December 31, 2007, the Citel Shares had an approximate market value of $13,300.  We recognized an additional loss of $56,700 due to this decline in value.

On July 18, 2006, the Company entered into an agreement (the “CM Agreement”) with CM Solutions, Inc. (“CM”), the Company’s contract manufacturer of its Verilink and iMarc product lines. Pursuant to the CM Agreement, CM has purchased certain electrical components valued at $2.0 million from the Company for use in the manufacture of finished goods to be purchased by the Company.  In addition, the Company has agreed to assign to CM an additional amount of unused electrical components valued at $2.0 million for which title will remain with the Company.  The Company has an obligation under the CM Agreement to purchase during the first two years, products assembled by CM using electrical components valued at $2.0 million (the “Assembled Products”).  Furthermore, the Company has agreed to submit purchase orders to CM in a minimum amount of $2.0 million per quarter for the three years subsequent to the execution of the CM Agreement or until the obligation to purchase the Assembled Products has been satisfied. Should the Company not meet this minimum purchase commitment it could be subject to, in any quarter, up to $25,000 in penalties. To date, the Company has not incurred any such penalties.

In connection with executing the CM Agreement, the Company and CM entered into a three-year Manufacturing Agreement which sets forth the terms and conditions under which CM shall manufacture the Assembled Products.  As of December 31, 2007, CM had used $1,792,000 of electrical components in the manufacture of the Assembled Products, reducing the outstanding commitment to utilize $2.0 million of electrical components in the first two years of the agreements to approximately $208,000 which reduced the inventory currently assigned to CM to approximately $208,000.  The remaining assigned inventory is reflected as inventory on the balance sheet as of December 31, 2007. The assigned inventory is not eligible for inclusion in the borrowing base under our Credit Facility with Laurus.

Cash Flow

Cash used in the Company’s continuing operations in the year ended December 31, 2007 totaled approximately $9.9 million compared with cash used by continuing operations of $9.0 million for 2006.  Cash used in continuing operations in 2007 is comprised of net loss of $26.7 million reduced by non-cash charges totaling $16.6 million and changes in current operating assets and liabilities of $244,000. Non-cash adjustments consist of depreciation and amortization of $6.0 million, amortization of loan fees and discount on convertible subordinated debentures of $4.1 million, goodwill write-down of $2.9 million, stock-based compensation expense of $1.3 million, and provision for doubtful accounts of $1.1 million. Cash used in continuing operations in 2006 was comprised of net loss of $17.8 million reduced by non-cash charges totaling $8.7 million and changes in current operating assets and liabilities of $76,000. Non-cash adjustments consisted of depreciation and amortization of $2.6 million, amortization of loan fees and discount on convertible subordinated debentures of $3.9 million, stock-based compensation expense of $930,000, provision for doubtful accounts of $513,000 and non-cash interest expense of $675,000.

Cash used in the Company’s discontinued operations in the years ended December 31, 2007, totaled $158,000 compared with $1.3 million for 2006.

Cash used in investing activities for continuing operations totaled approximately $726,000 in the year ended December 31, 2007, compared to cash provided by investing activities for continuing operations of $1.1 million in the year ended December 31, 2006.  During the year ended December 31, 2007 restricted cash decreased by $697,000 compared to a decrease of $615,000 for 2006.  The Company spent $312,000 and $351,000 on capital expenditures in the years ended December 31, 2007 and 2006, respectively.  In 2007, the Company received cash of $1.6 million in the Sentito acquisition and expended cash of $1.8 million in the iMarc acquisition and $850,000 in the AccessGate acquisition.  In 2006, the Company spent $338,000 related to the acquisition of Verilink and $1.0 million on the iMarc acquisition.

Cash provided by investing activities for discontinued operations totaled approximately $1.9 million and $1.4 million in the years ended December 31, 2007 and 2006, respectively. The Company received $1.9 million and $1.4 million from payments on notes receivable during the years ended December 31, 2007 and 2006, respectively.

Cash provided by financing activities totaled approximately $10.4 million in the year ended December 31, 2007, compared to $10.0 million for 2006.  In 2007 net proceeds from private placements of $8.8 million and net borrowings under the Company’s line of credit  of $2.2 million, were offset by payments of $844,000 on notes payable. In 2006 net proceeds from a private placement of $6.7 million and net borrowings under the Company’s line of credit  of $6.6 million were offset by payments of $2.3 million  on the Company’s 7.5% convertible debentures and debt issuance costs of $1.1 million.

Contractual Obligations and Commercial Commitments

The following summarizes the Company’s future contractual obligations at December 31, 2007 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Credit facility	$10,128	$8,440	$1,688	$-	$-
Notes payable	3,000	3,000	-	-	-
Senior unsecured convertible debentures	8,719	5,906	2,813		-
Operating Leases:
Continuing operations	4,697	2,340	2,357	-	-
Discontinued operations	811	385	426	-	-

Total contractual cash obligations	$27,355	$20,071	$7,284	$-	$-

The foregoing table excludes interest expense and sublease rentals and assumes that leases are not renewed.  The Company remains a guarantor on a lease through December 2009 used in the operations of the NACT business, which the Company sold in January 2005.  The total commitment related to this lease is approximately $1.3 million.

Sources of Cash

For 2008, the Company expects that its primary sources of cash will be from issuances of equity or debt securities, cash on hand, borrowings under its credit facility with Laurus and other sources.  The Company expects that its current operations will not generate positive income from operations before interest, taxes, depreciation and amortization (EBITDA) for the first six months of 2008 but should generate positive EBITDA during the last six months of 2008. The Company is currently working on several initiatives to reduce the cash used in continuing operations and to ensure that it has sufficient liquidity to cover its needs for the next twelve months. However, there is no guarantee that the Company will be successful in obtaining the financing required to fund its capital needs.

On February 19, and February 21, 2008, we issued 1,381,200 and 2,114,000 shares of our common stock, respectively, and warrants to purchase 1,381,200 and 2,114,000 shares of our common stock, respectively, in a private placement transaction for an aggregate purchase price of approximately $802,000, or an average price of $0.23 per share. The warrants issued in connection with the private placement are exercisable for a period of five years at an average exercise price of $0.28 per share. We received proceeds from the private placement of approximately $750,000, net of expenses.

On September 5, September 6, and September 10, 2007, we issued 4,417,640, 2,608,692 and 71,428 shares of our common stock, respectively, and warrants to purchase 3,313,230, 2,104,954, and 53,571 shares of our common stock, respectively, in a private placement transaction for an aggregate purchase price of approximately $4,850,000, or $0.68 per share. The warrants issued in connection with the private placement are exercisable beginning March 6, 2008 for a period of five years at an exercise price of $0.90 per share. We received proceeds from the private placement of approximately $4,547,000, net of expenses.

On January 30, February 2, February 5, and February 9, 2007, we issued 2,000,000, 2,000,000, 250,000, and 750,000 shares of our common stock, respectively, and warrants to purchase 1,080,000, 1,080,000, 135,000, and 405,000 shares of our common stock, respectively, in a private placement transaction for an aggregate purchase price of approximately $5,000,000, or $1.00 per share. The warrants issued in connection with the private placement are exercisable for a period of five years at an exercise price of $1.25 per share. We received proceeds from the private placement of these securities of approximately $4,297,000, net of expenses.

As previously mentioned, on September 20, 2006, the Company entered into a credit facility with Laurus which provides for a three-year, $14.0 million revolving credit facility. As of December 31, 2007, the Company had outstanding borrowings under Tranche A and Tranche B of $6,189,000 and $3,937,000, respectively. The remaining borrowing availability under the credit facility at December 31, 2007 was $561,000 under Tranche A and none under Tranche B.

Availability for borrowings under Tranche A of the Company’s credit facility with Laurus is subject to limitations as determined pursuant to a formula which is based on the value of the Company’s eligible accounts receivables and inventories.  If the Company does not have sufficient eligible accounts receivable and inventories to support the level of borrowings it may need, then the Company may be unable to draw on the credit facility to the extent necessary. To the extent the Company does not have borrowing availability under the credit facility, the Company may be required to obtain additional sources of capital, sell assets, obtain an amendment to the Security Agreement or otherwise restructure its outstanding indebtedness.

All borrowings must be approved by Laurus and may have to be approved by the holders of the secured note issued by the Company in connection with the acquisition of substantially all of the operating assets of Clarent Corporation, which note is due in 2008, and the holders of the $13,500,000 senior unsecured convertible debentures. If the Company is unable to obtain additional capital, sell assets, obtain an amendment to the Security Agreement or otherwise restructure its outstanding indebtedness, then the Company may not be able to meet its obligations.

The Company’s short-term cash needs are for working capital, including operating cash, capital expenditures, payments on the 6.75% senior unsecured convertible debentures of $5.9 million in the next twelve months (to the extent that the Company does not elect to make these payments in stock), payment on the secured note payable to Clarent Corporation of $3.0 million plus related interest, interest payments on debt outstanding, and payments related to discontinued operations as well as payments related to prospective businesses to be acquired, if any.  The Company expects to pay out approximately $2.9 million related to lease payments, net of sublease rental in the next twelve months.  In addition the Company has scheduled payments of approximately $2.3 million on Tranche B of the credit facility to be made in 2008.   Substantially all operating cash received by the Company is automatically applied to the outstanding balance of the Credit Facility as per the terms of our agreement with Laurus. The Company can borrow against the Credit Facility subject to maintenance of sufficient borrowing base as defined in the Credit Facility.

Based on the Company's financial plan for 2008, including the significant debt obligations which become due and payable during 2008, we will need to obtain additional equity or debt financing, or to be required to sell assets, to meet our debt obligations and fund our operational plans. There is no guarantee that the Company will be successful in obtaining the financing required to fund its capital needs.

The Company’s long-term cash needs are related to the costs of growing its current business as well as prospective businesses to be acquired, including capital expenditures and working capital. In addition, the Company will make required payments on its senior unsecured convertible debentures, to the extent that the Company does not elect to make these payments in stock, payments on Tranche B of its credit facility, and liabilities of discontinued operations. The Company expects to meet these cash needs through cash from operations, if any, cash on hand, borrowings under the credit facility or other debt facilities, if available, as well as through possible issuances of equity or debt securities. If sufficient borrowing capacity under a working capital line of credit is unavailable (or if the Company is unable to restructure its existing credit facility in the event that the Company requires additional borrowing capacity), or if the Company is otherwise unable to obtain additional capital or sell assets, then the Company may not be able to meet its obligations and growth plans.

Item 8.                  Financial Statements and Supplementary Data

The financial statements required to be filed with this Annual Report are filed under Item 15 hereof and are listed on the “Index to Consolidated Financial Statements” on page F-1 hereof.

Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly statements of operations data for each quarter of our last two completed fiscal years. The unaudited quarterly financial statements have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this Annual Report. In the opinion of our management, the unaudited financial statements include all adjustments, consisting only of normal recurring adjustments that management considers to be necessary to fairly present this information when read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2007
Revenue	$12,485	$12,570	$13,136	$12,444	$50,635
Gross profit	4,538	4,386	5,021	2,244	16,189
General and administrative	2,952	3,062	3,442	3,561	13,017
Sales and marketing	2,345	2,448	2,062	2,031	8,886
Research and development	2,042	2,421	1,871	1,611	7,945
Operating income (loss) from continuing operations	(3,452)	(4,645)	(3,424)	(8,588)	(20,109)
Income (loss) from continuing operations	(5,019)	(6,458)	(5,007)	(10,215)	(26,699)
Income (loss) from discontinued operations	-	-	-	(350)	(350)
Net loss	$(5,019)	$(6,458)	$(5,007)	$(10,565)	$(27,049)

Net loss per common share - basic and diluted: (1)
Loss from continuing operations	$(0.11)	$(0.12)	$(0.08)	$(0.19)	$(0.47)
Loss from discontinued operations	-	-	-	-	-
Net loss per common share	$(0.11)	$(0.12)	$(0.08)	$(0.19)	$(0.47)

2006
Revenue	$6,788	$8,381	$13,352	$14,009	$42,530
Gross profit	2,841	3,347	5,076	5,903	17,167
General and administrative	2,433	2,211	2,743	3,266	10,653
Sales and marketing	1,774	1,801	2,430	2,229	8,234
Research and development	1,779	1,994	1,850	2,182	7,805
Operating income (loss) from continuing operations	(3,608)	(3,061)	(2,481)	(2,979)	(12,129)
Income (loss) from continuing operations	(4,940)	(4,359)	(4,122)	(4,355)	(17,776)
Income (loss) from discontinued operations	-	-	-	-	-
Net loss	$(4,940)	$(4,359)	$(4,122)	$(4,355)	$(17,776)

Net loss per common share - basic and diluted: (1)
Loss from continuing operations	$(0.17)	$(0.13)	$(0.11)	$(0.10)	$(0.51)
Loss from discontinued operations	-	-	-	-	-
Net loss per common share	$(0.17)	$(0.13)	$(0.11)	$(0.10)	$(0.51)

(1)
Per common share amounts for the quarters and full years have been calculated separately.  Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted average common shares outstanding during each period.

Item 9.                  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).          Controls and Procedures

Evaluation of Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), as of the end of the period covered by this Annual Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment and those criteria, we identified certain deficiencies, none of which constituted a material weakness, that the Company has remediated, or is in the process of remediating.  Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, there was not any change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.

Item 9B.               Other Information

On March 7, 2006, the Canada Revenue Agency (the “CRA”) notified 38098 Yukon Inc. (formerly known as MCK Telecommunications Inc.), a corporation organized under the laws of the Yukon Territory (“MCK Canada”') and an indirect wholly owned subsidiary of the Company, that the CRA had completed its international income tax audit of MCK Canada for the period from May 1, 1998 to April 30, 2000 (the “Audit”').  As a result of the Audit, the CRA has issued income tax reassessments to MCK Canada.  In addition, the Alberta Tax and Revenue Administration (the “ATR”') has issued reassessments for each year of the Audit.

The key issue under dispute in the audit is the valuation of certain intellectual property that was transferred from MCK Canada to its U.S. parent company, MCK Communications, Inc. (“MCK US”') in fiscal 1998.  MCK US consulted with outside valuation advisors to establish the value of the intellectual property transferred. The CRA and the ATR disagree with such value. The Company and its advisors disagree with the reassessments, and the Company has filed notices of objection with respect thereto with the CRA and the ATR and intends, if necessary, to exhaust all of its rights of appeal in connection therewith.

The Company estimates that, as of March 14, 2008, (i) the amount of taxes allegedly due in respect of the CRA reassessments was approximately U.S. $9.1 million (plus penalties and interest thereon of approximately U.S. $12.5 million); and (ii) the amount of taxes allegedly due in respect of the ATR reassessments was approximately U.S. $4.1 million (plus penalties and interest thereon of approximately U.S. $5.2 million). The Company has been advised by its Canadian and U.S. counsel that no such amounts should be collectible by the CRA or the ATR against the Company or any of its other subsidiaries (other than MCK Canada) and that the ability of the CRA and the ATR to collect such amounts should be limited to the assets of MCK Canada, which have little or no value. Accordingly, no provision for this matter has been recorded in the Company’s financial statements because the Company believes that it will not have a financial statement impact.

On March 20, 2008 we issued a warrant (the “Laurus Warrant”) to purchase 339,469 shares of our common stock to Laurus pursuant to the terms of our Credit Facility with Laurus.  The Laurus Warrant has a 5-year term and an exercise price of $0.91 per share.  The shares issuable upon exercise of the Laurus Warrant will be issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder (“Regulation D”).  We based such reliance upon representations made by Laurus regarding its investment intent, sophistication and status as an “accredited investor,” as defined in rule 501 of Regulation D, among other things.

On February 28, 2008, the Company received a letter from Mack Technologies, Inc. of Westford, MA ("Mack") asserting that Sentito Networks ("Sentito") owes Mack: (a) $149,000 for inventory puchased by Mack to manufacture products for Sentito that were never purchased by Sentito, and (b) $18,500 of accounts receiable for goods delievered by Mack to Sentito. These claims arise from the activities of Sentito prior to the Company's acquisition of Sentito in 2007. Mack threatened to take legal action if the accounts were not paid by March 15, 2008.

On November 19, 2007, the Company received a letter from Lydian Lawyers on behalf of Desco NV ("Desco") and Yves Desmet, a former officer of the Company. The letter demands payment to Desco of commissions in the amount of .67% of all of the Company's revenues (excluding certain amounts) for the third quarter of 2007 and October 2007 and of a termination fee of up to one year of salary and one year of commissions which Desco asserts are owed to it under certain management services agreements it alleges were assumed by the Company in connection with the Company's acquisition of substantially all of the assets of Clarent Corporation in 2003.

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K will be set forth in the Proxy Statement under the captions titled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation - Equity Compensation Plans” and such information is incorporated herein by reference.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND RELATED REPORTS

The following consolidated financial statements, financial statement schedule and report of independent registered public accounting firm are included herein on the pages indicated:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Verso Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Verso Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended.  Our audit also included the financial statement schedule listed in the index appearing under Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting.  Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verso Technologies, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has other indicators that raise substantial doubt about its ability to continue as a going concern.   Management’s plans in regard to these matters are also described in Note 2.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tauber & Balser, P.C.
Atlanta, GA
April 15, 2008

VERSO TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(In thousands,
	except share data)
ASSETS:
Current assets:
Cash and cash equivalents	$2,658	$1,134
Restricted cash	344	1,041
Accounts receivable, net of allowance for doubtful accounts of $1,937 and $1,266,
respectively	8,817	10,058
Inventories	6,615	7,184
Other current assets	2,496	1,757
Current portion of note receivable	-	324
Total current assets	20,930	21,498
Property and equipment, net of accumulated depreciation and amortization of $4,900 and
$5,025, respectively	1,524	1,807
Loan issuance costs, net	972	2,697
Investment	606	745
Note receivable, net of current portion	-	1,810
Other intangibles, net of accumulated amortization of $4,848 and $2,821, respectively	6,490	5,068
Goodwill	3,741	3,224
Total assets	$34,263	$36,849

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Current portion of credit facility	$8,440	$3,945
Current portion of notes payable	2,985	-
Accounts payable	3,993	2,665
Accrued compensation	1,995	2,268
Accrued expenses	4,215	3,592
Purchase price payable for acquisition	-	1,500
Current portion of accrued loss on sublease	483	465
Current portion of liabilities of discontinued operations	1,464	1,081
Current portion of convertible subordinated debentures	5,906	3,375
Unearned revenue and customer deposits	3,649	2,645
Total current liabilities	33,130	21,536
Accrued loss on sublease, net of current portion	456	773
Credit facility, net of current portion	1,688	3,938
Liabilities of discontinued operations, net of current portion	213	361
Notes payable, net of current portion	-	2,862
Convertible subordinated debentures, net of current portion	1,170	4,700
Total liabilities	36,657	34,170

Commitments and Contingencies
Shareholders' equity (deficit):
Preferred stock, no par value, 210,000 shares authorized and undesignated 164,766 shares
issued and none outstanding	-	-
Common stock, $.01 par value, authorized shares of 200,000,000 and 120,000,000;
72,820,515 and 41,691,911 shares issued and outstanding	728	417
Additional paid-in capital	374,145	352,303
Deferred compensation	(245)	-
Accumulated deficit	(376,816)	(349,767)
Accumulated other comprehensive loss - foreign currency translation	(206)	(274)
Total shareholders' equity (deficit)	(2,394)	2,679
Total liabilities and shareholders' equity (deficit)	$34,263	$36,849

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006
	(In thousands, except share data)
Revenue:
Products	$35,938	$27,880
Services	14,697	14,650
Total revenue	50,635	42,530

Cost of revenue:
Products:
Product costs	20,099	14,367
Impairment charge for acquired technology	2,250	-
Amortization of intangibles	1,021	677
Total cost of products	23,370	15,044
Services	11,076	10,319
Total cost of revenue	34,446	25,363

Gross profit:
Products	12,568	12,836
Services	3,621	4,331
Total gross profit	16,189	17,167

Operating expenses:
General and administrative	13,017	10,653
Sales and marketing	8,886	8,234
Research and development	7,945	7,805
Depreciation and amortization	2,754	1,930
Reorganization costs	751	674
Write-down of goodwill	2,945	-
Total operating expenses	36,298	29,296
Operating loss from continuing operations	(20,109)	(12,129)

Other expense, net:
Other expense	(305)	(22)
Equity in loss of investment	(139)	(1)
Interest expense, net, including $4,115 and $3,897 of amortization of loan fees and discount on convertible debentures in each period,
respectively	(6,146)	(5,624)
Other expense	(6,590)	(5,647)
Loss from continuing operations before income taxes	(26,699)	(17,776)
Income taxes	-	-
Loss from continuing operations	(26,699)	(17,776)

Discontinued Operations:
Loss from discontinued operations	(350)	-
Net loss	$(27,049)	$(17,776)

Net loss per common share - basic and diluted:
Loss from continuing operations	$(0.47)	$(0.51)
Loss from discontinued operations	-	-
Net loss per common share - basic and diluted:	$(0.47)	$(0.51)
Weighted average shares outstanding - basic and diluted	57,022,761	35,092,598

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

					Additional				Foreign
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Deferred	Currency
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Compensation	Translation	Total
	(In thousands, except share data)
BALANCES,
January 1, 2006	-	$-	27,310,524	$273	$334,650	$67	$(331,991)	$-	$(160)	$2,839

Comprehensive loss:
Net loss	-	-	-	-	-	-	(17,776)	-	-	(17,776)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(114)	(114)
Comprehensive loss										(17,890)

Issuance of shares in connection with
acquisition of Verilink	8,766	2,784	2,900,000	29	2,755	-	-	-	-	5,568

Exercise of stock options and warrants	-	-	4,060	-	5	-	-	-	-	5

Issuance of contingent shares in WSECI acquisition	-	-	113,997	1	142	-	-	-	-	143

Shares issued in private placement	-	-	5,441,154	55	6,833	-	-	-	-	6,888

Stock compensation expense	-	-	486,936	5	726	-	-	-	-	731

Warrants issued in conjunction with credit
facility	-	-	5,000	-	2,121	-	-	-	-	2,121

Shares issued in employee stock
purchase plan	-	-	17,916	-	18	-	-	-	-	18

Conversion of preferred shares to common	(8,766)	(2,784)	2,900,000	29	2,755	-	-	-	-	-

Shares issued in lieu of interest & principal	-	-	2,326,139	23	2,059	-	-	-	-	2,082

Shares issued in exchange for services	-	-	186,185	2	239	(67)	-	-	-	174

BALANCES,
December 31, 2006	-	-	41,691,911	417	352,303	-	(349,767)	-	(274)	2,679

Comprehensive loss:
Net loss	-	-	-	-	-	-	(27,049)	-	-	(27,049)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	68	68
Comprehensive loss										(26,981)

Exercise of stock options	-	-	524	-	-	-	-	-	-	-

Issuance of contingent shares in WSECI acquisition	-	-	62,950	1	70	-	-	-	-	71

Issuance of shares in Sentito acquisition	-	-	7,288,451	73	6,161	-	-	-	-	6,234

Issuance of shares in AccessGate
acquisition	-	-	5,374,033	54	1,890	-	-	-	-	1,944

Shares issued in conjunction
with credit facility	-	-	1,041,667	10	354	-	-	-	-	364

Shares issued in private placement	-	-	12,097,760	121	8,708	-	-	-	-	8,829

Stock compensation expense	-	-	1,108,079	11	1,584	-	-	(245)	-	1,350

Warrants issued	-	-	739,339	7	(7)	-	-	-	-	-

Shares issued in employee stock
purchase plan	-	-	8,268	-	9	-	-	-	-	9

Shares issued in lieu of interest & principal	-	-	3,407,533	34	3,073	-	-	-	-	3,107

BALANCES,
December 31, 2007	-	$-	72,820,515	$728	$374,145	$-	$(376,816)	$(245)	$(206)	$(2,394)

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006
	(In thousands, except share data)
Operating Activities:
Net loss	$(27,049)	$(17,776)
Loss from discontinued operations	350	-
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Equity in loss of investment	139	1
Stock based compensation	1,350	930
Non-cash interest expense	576	675
Stock issued for services	-	174
Depreciation and amortization	3,774	2,607
Intangible impairment	2,250	-
Write-down of goodwill	2,945	-
Provision for doubtful accounts	1,144	513
Loss on repayment of notes receivable	284	-
Amortization of loan fees and discount on convertible subordinated debentures	4,115	3,897
Other	8	(98)
Changes in current operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	117	(3,127)
Inventories	237	1,521
Other current assets	(73)	32
Accounts payable	674	244
Accrued compensation	(273)	734
Accrued expenses	(1,156)	667
Unearned revenue and customer deposits	718	4
Net cash used in operating activities	(9,870)	(9,002)

Discontinued operations:
Adjustment to reconcile loss from discontinued operations
to net cash used in discontinued operating activities, rental payments:
Rental payments	(158)	(1,252)
Net cash used in discontinued operating activities	(158)	(1,252)
Net cash used in operating activities	(10,028)	(10,254)

Investing Activities:
Continuing operations:
Net cash used in investing activities for continuing operations:
Decrease in restricted cash	697	615
Purchases of property and equipment	(312)	(351)
Purchase of Verilink	-	(338)
Purchase of iMarc	(1,815)	(1,036)
Purchase of SentitO	1,554	-
Purchase of Gate Access	(850)	-
Net cash used in investing activities for continuing operations	(726)	(1,110)

Discontinued operations:
Proceeds from notes receivable	1,880	1,420
Net cash provided by investing activities for discontinued operations	1,880	1,420
Net cash provided by investing activities	1,154	310
Net cash used in operating and investing activities, carried forward	(8,874)	(9,944)

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	For the Years Ended December 31,
	2007	2006
	(In thousands, except share data)

Net cash used in operating and investing activities, carried forward	$(8,874)	$(9,944)

Financing Activities:
Net borrowings on line of credit	2,245	6,614
Payments of notes payable	(844)	-
Payments of convertible debentures	-	(2,250)
Proceeds from private placement, net	8,829	6,688
Debt issue costs	125	(1,089)
Proceeds from issuances of common stock in connection with the
exercise of options and warrants, net	9	24
Net cash provided by financing activities	10,364	9,987

Effect of exchange rate changes on cash	34	12
Increase in cash and cash equivalents	1,524	55
Cash and cash equivalents at beginning of period	1,134	1,079
Cash and cash equivalents at end of period	$2,658	$1,134

Supplemental disclosure of cash flow information:
Interest	$1,501	$756
Income taxes	$-	$6

Non-cash investing and financing activities
Common stock consideration for acquisitions:
WSECI - issuance of 62,950 and 113,997 shares of common stock, respectively	$71	$143
Verilink - issuance of 5,800,000 shares of common stock	-	5,568
Sentito - issuance of 7,288,451 shares of common stock and 841,121 warrants to purchase common stock	6,234	-
AccessGate - issuance of 5,374,033 shares of common stock	1,944	-
Issuance of common stock and warrants in conjunction with credit facility	364	2,121
Issuance of common stock in lieu of principal	2,531	1,407
Receipt of stock in partial repayment of note receivable	70	-
Assets acquired and liabilities assumed in conjunction with business acquisitions:
Fair value of assets acquired, excluding cash and restricted cash	1,643	5,434
Goodwill and intangibles	8,166	3,868
Liabilities assumed	(1,369)	(821)
Equity issued	(8,178)	(5,568)
Payable issued	-	(1,539)

The accompanying notes are an integral part of these consolidated financial statements.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.  Business and Basis of Presentation

Verso Technologies, Inc., a Minnesota corporation (the “Company”, “we” or “our”), is a global technology company providing next generation communications network solutions offering a core-to-edge product portfolio to service providers and enterprises. Our operations include two separate business segments: (i) the Technologies Group, which includes our softswitching, I-Master, and NetPerformer divisions, as well as our subsidiaries; Telemate.Net Software, Inc. (“Telemate.Net”), Verso Verilink, LLC (“Verso Verilink” or “Verilink”), Sentito Networks, Inc. (“Sentito”), and Verso Backhaul Solutions (“Verso Backhaul”); and (ii) the Verso Outsourcing Group (formerly known as Advanced Applications Services Group), which includes our technical applications support team and customer care center .

We have an integrated portfolio of Internet Protocol (“IP”) based and other products that include the brands AccessGate, Clarent, iMarc, I-Master, NetPerformer, NetSpective, Telemate.Net, and Verilink and in late 2007 certain of our products were branded VCLEAR™ to designate them as “pure IP-based” next generation products. Our core focus, provided by our Technologies Group, is on three market segments: (i) Mobile Backhaul – an end-to-end cellular network bandwidth optimization solution that helps network operators expand and migrate wireless services, improve reliability and control operating costs; (ii) Softswitch/Gateway – a pure IP platform that enables profitable end-to-end IP communications over wireline, wireless, terrestrial and satellite links, which is also interoperable with legacy architectures to deliver a seamless, profitable VoIP migration path; and (iii) Integrated Access Devices – an ideal access platform that provides integrated multi-service connectivity, aggregation and compression to efficiently enable digital convergence, toll bypass, video and conferencing. Also through our Technologies Group, we offer Network Monitoring and Security, which minimizes communications costs and monitors and controls employee productivity and computer usage through sophisticated software products that provide monitoring, reporting, and filtering functions.

On October 11, 2005, the Company effected a 1-for-5 reverse stock split of the Company’s outstanding common stock, pursuant to which every five (5) shares of the Company’s common stock outstanding on such date were converted into one (1) share of the Company’s common stock (the “Reverse Split”).  This Reverse Split has been reflected retroactively throughout the Company’s Form 10-K.

The consolidated financial statements include the accounts of Verso Technologies, Inc. and its wholly-owned subsidiaries.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management of the Company to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2.  Summary of Significant Accounting Policies and Practices – (Continued)

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

Deferred Revenue

Deferred revenue represents fixed or determinable amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met.

Cash Equivalents

The Company considers all investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.  Included in cash equivalents at December 31, 2007 and 2006 are approximately $2,138,000 and $676,000, respectively, of money market investments, recorded at cost, which approximates market value.

The Company had $344,000 and $1.0 million of restricted cash as December 31, 2007 and 2006, respectively. At December 31, 2007, the restricted cash is equal to the aggregate amount of the interest originally scheduled to accrue through the two year anniversary date of the senior unsecured convertible subordinated debentures less amounts paid through December 31, 2007 and the restricted cash is being released as quarterly interest payments are made, which began April 2006.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2.  Summary of Significant Accounting Policies and Practices – (Continued)

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

As of December 31, 2007, the Company’s Technologies Group had two customers that accounted for 21% and 11%, respectively, of the Company’s gross accounts receivable.  During the year ended December 31, 2007, one of the Company’s customers accounted for greater than 10% of the Company’s revenue.

As of December 31, 2006, the Company’s Technologies Group had two customers that accounted for 13% and 12%, respectively, of the Company’s gross accounts receivable.  During the year ended December 31, 2006, one of the Company’s customers accounted for greater than 10% of the Company’s revenue.

Inventories

Inventories consist primarily of purchased electronic components and are stated at the lower of cost or market.  Cost is determined by using average cost.

Inventories as of December 31, 2007 and 2006 are comprised of the following (in thousands):

	December 31,
	2007	2006

Raw materials	$4,338	$5,157
Work in process	50	78
Finished goods	2,227	1,949
Total inventories	$6,615	$7,184

The inventory amounts noted are net of excess and obsolete allowances of $3.0 million and $1.7 million for the years ended December 31, 2007 and 2006, respectively.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2.  Summary of Significant Accounting Policies and Practices – (Continued)

Inventories – (Continued)

On July 18, 2006, the Company entered into an agreement (the “CM Agreement”) with CM Solutions, Inc. (“CM”), the Company’s contract manufacturer of its Verilink and iMarc product lines. Pursuant to the CM Agreement, CM has purchased certain electrical components valued at $2.0 million from the Company for use in the manufacture of finished goods to be purchased by the Company.  In addition, the Company agreed to assign to CM an additional amount of unused electrical components valued at $2.0 million for which title will remain with the Company.  The Company has an obligation under the CM Agreement to purchase during the first two years, products assembled by CM using electrical components valued at $2.0 million (the “Assembled Products”).  Furthermore, the Company has agreed to submit purchase orders to CM in a minimum amount of $2.0 million per quarter for the three years subsequent to the execution of the CM Agreement or until the obligation to purchase the Assembled Products has been satisfied. Should the Company not meet this minimum purchase commitment, it could be subject, in any quarter, of up to $25,000 in penalties. To date, the company has not incurred any such penalties.

In connection with executing the CM Agreement, the Company and CM entered into a three-year Manufacturing Agreement which sets forth the terms and conditions under which CM shall manufacture the Assembled Products.  As of December 31, 2007, CM had used $1,792,000 of electrical components in the manufacture of the Assembled Products, reducing the outstanding commitment to utilize $2.0 million of electrical components in the first two years of the agreements to approximately $208,000 which reduced the inventory currently assigned to CM to approximately $208,000.  The remaining assigned inventory is reflected as inventory on the balance sheet as of December 31, 2007. The assigned inventory is not eligible for inclusion in the borrowing base under our credit agreement with Laurus Master Fund, Ltd. (“Laurus”), our primary lender .

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

Property and equipment are summarized as follows (in thousands):

	December 31,
	2007	2006
Computers and equipment	$3,885	$4,985
Purchased software	1,087	1,263
Furniture and fixtures	228	270
Leasehold improvements	180	314

	5,380	6,832
Less accumulated depreciation and amortization	(3,856)	(5,025)

Net property and equipment	$1,524	$1,807

Depreciation expense for the years ended December 31, 2007 and 2006 was $1.3 million and $1.5 million, respectively.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2.  Summary of Significant Accounting Policies and Practices – (Continued)

Property and Equipment – (Continued)

Purchased software represents the cost of purchased integration software tools and the cost of internal use software acquired in connection with business combinations.  It also includes the cost of licenses to use, embed and sell software tools developed by others.  These costs are being amortized ratably based on the projected revenue associated with these purchased or licensed tools and products or based on the straight-line method over three years, whichever method results in a higher level of annual amortization.  Amortization expense related to purchased software amounted to approximately $225,000 and $304,000 in 2007 and 2006, respectively.  Accumulated amortization related to purchased software totaled approximately $813,000 and $1.1 million at December 31, 2007 and 2006, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess of cost over the fair value of net assets acquired and identified other intangible assets which consist of current technology and customer relationships.  The current technology is amortized on a straight-line basis over its estimated useful life of three to four years.  The customer relationships are amortized on a straight-line basis over their estimated useful life of three to ten years.  Goodwill associated with acquisitions is not being amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).

           Goodwill and other intangible assets consist of the following (in thousands):

		December 31,
		2007	2006
Intangibles subject to amortization:	Amortization
	Period in months
Current technology	36-48 months	$3,698	$2,328
Customer relationship	36-120 months	7,640	5,561
Weighted average months	49 months	11,338	7,889
Accumulated amortization:
Current technology		(2,256)	(1,685)
Customer relationship		(2,592)	(1,136)
Net intangibles subject to amortization		6,490	5,068

Goodwill		3,741	3,224

Total goodwill and other intangibles		$10,231	$8,292

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2.  Summary of Significant Accounting Policies and Practices – (Continued)

Goodwill and Other Intangibles – (Continued)

Other intangibles - current technology increased in 2007 by $2.7 million and $1.3 million related to the acquisitions of Sentito and AccessGate completed in 2007, and $71,000 and $143,000 attributable to additional contingent consideration per the Asset Purchase Agreement for the WSECI acquisition during the years ended December 31, 2007 and December 31, 2006, respectively. Other intangibles - customer relationship increased by $1.2 million for the AccessGate acquisition completed in December 2007, and by $782,000 and $1,258,000 for the Verilink acquisition and by $96,000 and $1,900,000 for the iMarc acquisition during the years ended December 31, 2007 and December 31, 2006, respectively. The current technology intangible asset associated with Sentito was deemed impaired at December 31, 2007 (see “Impairment of Long-Lived Assets” below).

Goodwill increased by $2.9 million and $517,000 attributable to the Sentito and AccessGate acquisitions during the year ended December 31, 2007 and by $710,000 attributable to the iMarc acquisition during the year ended December 31, 2006. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization. The goodwill associated with Sentito was deemed impaired at December 31, 2007 (see “Impairment of Long-Lived Assets” below).

Estimated annual amortization expense is as follows (in thousands):

Amortization

2008	$2,385
2009	1,506
2010	1,313
2011	805
2012	481
Thereafter	-
$6,490

Impairment of Long-Lived Assets

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changed the criteria for classifying an asset as held for sale, broadened the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changed the timing of recognizing losses on such operations.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2.  Summary of Significant Accounting Policies and Practices – (Continued)

Impairment of Long-Lived Assets – (Continued)

Goodwill, not subject to amortization, is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  The annual impairment test was conducted as of December 31, 2007 and 2006 and impairment charges of $2.3 million and $2.9 million was recorded for the intangible asset associated with acquired current technology and goodwill, respectively, related to the Sentito acquisition in the year ended December 31, 2007.  No impairment was indicated at December 31, 2006.

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

Warranty liability (included in accrued expenses) activity for the years ended December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Balance beginning of year	$652	$268
Warranty liability from acquisitions	-	546
Provision for warranty costs	548	138
Warranty expenditures	(430)	(300)
Balance end of year	$770	$652

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

Cash and cash equivalents, restricted cash, accounts receivable, accrued expenses, accounts payable:  The carrying amounts reported in the consolidated balance sheets approximate their fair value.

Short and long-term debt:  The carrying amount of the Company’s borrowings under floating rate debt approximates its fair value.  It is not currently practicable to estimate the fair value of the Company's investments, notes receivable, notes payable and convertible subordinated debentures since there are no readily determinable similar instruments on which to base an estimate of fair value of each item.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2.  Summary of Significant Accounting Policies and Practices – (Continued)

Research and development costs

Research and development costs are expensed as incurred.

Legal costs

Legal costs associated with litigation and loss contingencies other than those associated with discontinued operations are charged to expense as services are rendered.

Stock-Based Compensation Plan

On October 5, 2007, the Board of Directors adopted the 2007 Restricted Stock and Option Incentive Program.  The program is intended to represent a formulae award program under the Company’s 1999 Stock Incentive Plan, and does not constitute a separate compensatory plan.  Pursuant to the program, employees of the Company may elect to forego up to 50% of salaries owed to them during the period from October 16, 2007 through March 31, 2008 and receive in lieu thereof restricted shares of the Company’s common stock and non-qualified stock options to purchase shares of Common Stock under the 1999 Plan.  For each dollar of salary foregone, a participating employee will receive (i) a dollar’s worth of restricted shares, with each such share valued at the fair market value (as defined in the 1999 Plan – see Note 11) of the Common Stock on the date of grant, and (ii) an option to purchase an equal number of shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant.  Eligible employees could elect to participate in the program any time up to and including October 15, 2007, and all restricted shares and options were issued to participating employees on October 16, 2007. The restricted shares vest ratably at the end of each month during the participation period commencing on November 30, 2007, and the options will vest based on the Company achieving certain performance benchmarks.  On October 16, 2007, 423,000 shares of restricted stock, and the same amount of options, were granted to employees at a price of $0.63, which was the closing price of the Company’s Common Stock on the grant date.  As of December 31, 2007, 191,827 restricted stock shares were vested, and there has been no vesting of the options.

On December 31, 2005, the Board of Directors approved the accelerated vesting of unvested stock options granted to substantially all employees.  The Board of Directors did not accelerate the vesting of unvested options for certain officers and directors.  Accordingly, options to purchase approximately 637,000 shares became fully-vested immediately.  The closing price of the Company’s stock on December 31, 2005 was $1.00.  The accelerated options, which were considered fully-vested as of December 31, 2005, have exercise prices ranging from $1.03 to $23.45 and therefore there was no expense associated with any intrinsic value for these options.  The accelerated vesting of these options has enabled the Company to avoid recognizing compensation expense in its statements of operations in subsequent periods.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) (“SFAS 123(R)”), Share-based Payment, requiring use of the modified prospective method of recognizing expense on stock-based compensation and, therefore, reflect compensation expense in accordance with the SFAS 123(R) transition provisions. Under the modified prospective method, prior periods are not restated to reflect the impact of adopting the new standard at earlier dates.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2.  Summary of Significant Accounting Policies and Practices – (Continued)

Stock-Based Compensation Plan – (Continued)

As a result of the adoption of Statement 123(R), the Company recorded $647,000 and $352,000 of stock-based compensation expense for the year ended December 31, 2007 and 2006, respectively, related to our employee stock options.  Had the Company continued to account for these options under Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”) the Company would have recorded no such expenses. After recording the expense through December 31, 2007, there remained approximately $999,000 of unrecognized compensation cost related to unvested employee stock options to be recognized over 2.6 years. After recording the expense through December 31, 2006, there remained approximately $2,421,000 of unrecognized compensation cost related to unvested employee stock options to be recognized over 2.8 years.

The Company used the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at grant date of the options. The Black-Scholes method uses several assumptions to value an option. The Company used the following assumptions:

•	Expected Dividend Yield—because we do not currently pay dividends, our expected dividend yield is zero.

•	Expected Volatility in Stock Price—reflects the historical change in our stock price over the expected term of the stock option.

•	Risk-free Interest Rate—reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option.

•	Expected Life of Stock Option—reflects the simplified method to calculate an expected life based on the midpoint between the vesting date and the end of the contractual term of the stock award.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

Year Ended December 31,	2007	2006
Expected Dividend Yield	0.00%	0.00%
Expected Volatility in Stock Price	89.00%	112.00%
Risk-Free Interest Rate	3.26%	4.43%
Expected Life of Stock Option —Years	4.0	9.8
Weighted Average Fair Value at Grant Date	$0.51	$1.07

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2.  Summary of Significant Accounting Policies and Practices– (Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled.

Net Loss Per Share

Basic and diluted net loss per share are computed in accordance with SFAS No. 128, Earnings Per Share, using the weighted average number of common shares outstanding. The diluted net loss per share for the twelve-month periods ended December 31, 2007 and 2006 does not include the effect of the common stock equivalents, calculated by the treasury stock method, as their impact would be anti-dilutive.  Using the treasury stock method, excluded common stock equivalents are as follows:

	2007	2006
Shares issuable under conversion of preferred stock	-	1,152,055
Shares issuable under stock options	37,111	3,488
Shares issuable pursuant to warrants to purchase common stock	861,927	253,831
	899,038	1,409,374

See Notes 6, 7, 10 and 11 for disclosure of all warrants to purchase common stock and shares issuable under stock options.

Going Concern

The Company has historically incurred losses and as a result has not been able to generate positive cash flow from operations. In addition, the Company has significant indebtedness requiring repayment during 2008 (See Notes 6, 7 and 8 describing these debt obligations).  These factors have raised substantial doubt about the Company’s ability to continue as a going concern. The future success of the Company is contingent upon, among other things, the ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash flow from operations to meet current and future obligations. The Company is actively seeking new sources of financing to expand its revenue opportunities, however there is no guarantee that the Company will be successful in obtaining the financing required to fund its capital needs.

The Company has taken certain steps to control its cost levels and reduce operating expenses in an effort to enable it to continue as a going concern until such time that revenues are sufficient to cover expenses, including expanding its revenue opportunities through the acquisition of AccessGate in December 2007 and through restructuring activities initiated in August 2007 in which the workforce was reduced by approximately 12% as well as other cost reduction activities. Despite these actions, the Company has not yet generated quarterly profits or positive cash flows from operations and is delinquent with several of its vendors and other service providers.

The Company has prepared financial forecasts which indicate that, based on its current business plans and strategies, it anticipates that it will achieve profitable operations and generate positive cash flows in the future. However, the ultimate timing and ability of the Company to achieve these forecasts and to meet the objectives discussed in the preceding paragraph cannot be determined at this time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2.  Summary of Significant Accounting Policies and Practices – (Continued)

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements.  The statement requires additional disclosures in the consolidated financial statements; it does not affect the Company’s financial position or results of operations.  Comprehensive loss has been included in the Consolidated Statements of Shareholders’ Equity for the two-year period ended December 31, 2007.

Segment and Geographic Information

In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has two reportable operating segments, the Technologies Group and the Verso Outsourcing Group.  Following the acquisition of substantially all the operating assets of Clarent in February 2003, the Company began conducting research and development in Canada.  International sales of the Company’s products and services continue to originate only from the United States.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which will become effective in 2009. SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The provisions of SFAS No. 160 will be applied prospectively and are not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of adopting SFAS No. 141(R) will be dependent on the future business combinations that the Company may pursue after its effective date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 , which will become effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company will adopt this Statement in fiscal year 2008 and is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements . SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands the required disclosure for fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning with its 2008 fiscal year, at which time it will be applied prospectively. In February 2008, the FASB agreed to partially defer the effective date of SFAS No. 157 for one year, for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. We are currently assessing the import of adoption of SFAS No. 157.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3.  Mergers and Acquisitions

Acquisition of AccessGate

On December 21, 2007, we entered into an Asset Purchase Agreement, dated as of December 20, 2007 (the “Asset Purchase Agreement”), with NMS Communications Corp., a Delaware corporation (“NMS”), under which we secured the right to acquire certain assets and liabilities of the AccessGate division (“AccessGate”) of NMS (the “AccessGate Purchase”) for an aggregate purchase price of $3.4 million payable at closing of the AccessGate Purchase as follows: (i) $850,000 payable in cash and (ii) $2.5 million payable in shares of our common stock, with each such share valued at $0.4652, which is the volume weighted arithmetic average of the daily closing price per share of our common stock for each of the twenty (20) consecutive trading days ending (and including) the trading day that occurred one trading day prior to (and not including) the date of the Asset Purchase Agreement. AccessGate is a wireless backhaul optimization system that utilizes patented technology designed to improve the efficiency of wireless networks.  The AccessGate technology allows mobile operator customers to carry up to twice as much voice and data traffic over backhaul connections in GSM networks, thereby reducing their backhaul expenses without compromising voice or data quality and freeing up capacity for the delivery of new services. Simultaneously with the execution of the Asset Purchase Agreement, the Company and Verso Backhaul Solutions, Inc., a Georgia corporation and a newly formed, wholly-owed subsidiary of the Company (“Backhaul”), executed an Assignment of Asset Purchase Agreement whereby the Company assigned to Backhaul, subject to the provisions of the Asset Purchase Agreement, all of the Company’s rights and obligations under the Asset Purchase Agreement.

On December 21, 2007, the Company, Backhaul and NMS completed the AccessGate Purchase and, in connection therewith, (i) the Company paid to NMS $850,000 in cash and issued to NMS 5,374,033 shares of Common Stock (the “NMS Shares”), (ii) NMS conveyed the assets of the AccessGate Division to Backhaul as contemplated by the Asset Purchase Agreement and the Assignment of Asset Purchase Agreement and (iii) Backhaul assumed the liabilities relating to such assets as contemplated by the Asset Purchase Agreement and the Assignment of Asset Purchase Agreement.

In connection with completion of the AccessGate Purchase, on December 21, 2007, (i) the Company and Backhaul entered into a Joinder and Amendment Agreement (the “Joinder Agreement”) with Laurus pursuant to which Backhaul was joined as a party to, and became an obligor under, the Company’s Security Agreement with Laurus, dated as of September 20, 2006 (the “Security Agreement”) and (ii) Laurus executed an Assignment of Loans, Liens and Documents Agreement (the “Assignment of Loans”) in favor of Valens US SPV I, LLC, (“Valens US”), and Valens Offshore SPV II, Corp., (“Valens Offshore”) and, together with Valens US, “Valens”), which was agreed to by the Company and certain of its subsidiaries, whereby Laurus assigned to Valens all of Laurus’s rights and interests to up to $1,250,000 of the loans made to the Company under the Security Agreement (the “Valens Loans”).  We utilized $1,250,000 from borrowings under the Valens Loans to fund the $850,000 paid on such date.

The AccessGate Purchase was recorded under the purchase method of accounting. The total purchase price of $3.1 million consisted of (i) 5,374,033 shares of our common stock, (ii) cash of $850,000; and (iii) direct transaction costs of approximately $281,000. A summary of the total purchase consideration is as follows (in thousands):

Value of common stock issued	$1,944
Cash	850
Direct transaction costs	281
Total purchase consideration	$3,075

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3.  Mergers and Acquisitions – (Continued)

Acquisition of AccessGate – (Continued)

Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible assets based on their estimated fair values as of the date of acquisition. Based on management’s estimate of fair values, the estimated purchase price was allocated as follows (in thousands):

	Amortization Life (in months)	Purchase Price Allocation
Tangible assets:
Inventories		$223
Property and equipment		167

Intangible assets:
Current technology	48	1,300
Customer relationships	60	1,200
Goodwill		516
Liabilities assumed		(331)
Total estimated purchase price allocation		$3,075

Acquisition of Sentito

On April 17, 2007, we acquired Sentito, a provider of media and signaling gateway equipment to the telecommunications market, by means of merger of SN Acquisition Corporation, a wholly-owned subsidiary of ours, into Sentito, pursuant to that certain Agreement and Plan of Merger, dated as of April 4, 2007, among us, Sentito, SN Acquisition Corporation and Brett Hauser as the Stockholders’ Agent. As consideration for this merger, we became obligated to issue to the stockholders of Sentito immediately prior to this merger: (i) an aggregate of 7,631,465 restricted shares of our common stock, par value $.01 per share, of which 984,721 shares were held in escrow to satisfy indemnification claims which we may make pursuant to the Merger Agreement and 1,230,902 shares were held in escrow and will be released upon the completion of certain in-progress Sentito customer activity; and (ii) five-year warrants to purchase an aggregate of 841,121 shares of common stock with an exercise price of $1.25 per share (the “Sentito Warrants”). Furthermore, we may become obligated to issue to the former stockholders of Sentito a number of shares of common stock with an aggregate value of $3.0 million, to be valued at the time of such issuance, if we recognize revenue of $12.0 million during the twelve-month period following the closing of this merger attributable to the Sentito business or customers (the “Contingent Consideration”). Based on revenue performance of Sentito, through the date of this filing, it is unlikely that any Contingent Consideration will be paid to the former shareholders of Sentito.

In July 2007, the Company reviewed certain balance sheet criteria as of the acquisition date and as a result of this review determined that Sentito was deficient with respect to such criteria.  As a result, Sentito was required to release 343,014 shares from the 984,721 shares held in escrow for the indemnification claims.  The value of the 343,014 shares returned was $346,000 and was recorded as a reduction to goodwill and stockholder’s equity in the Company’s consolidated balance sheet at December  31, 2007.  As a result of this requirement to release shares, the net number of shares issed in the acquisition was adjusted to 7,288,451.  This adjustment is reflected in the revised purchase accounting.

In addition, in October 2007, as a result of the lack of completion of certain in-progress customer activity the Company is entitled to the release of 1,230,902 shares held in escrow associated therewith and has requested the escrow agent to release such shares.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3.  Mergers and Acquisitions – (Continued)

Acquisition of Sentito – (Continued)

The Sentito Acquisition was recorded under the purchase method of accounting. The total purchase price of $7.1 million consisted of (i) 7,288,451 shares of our common stock, (ii) 841,121 warrants to purchase shares of our common stock with an exercise price of $1.25 per share; and (iii) direct transaction costs of approximately $837,000. A summary of the total purchase consideration is as follows (in thousands):

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

The iMarc product line is closely aligned with our portfolio and distribution model, which we expanded as a result of the Verilink Acquisition. In particular, the iMarc product line strengthens our integrated access device offerings, substantially expands our Tier-1 customer base, and is complementary to the Verso Verilink WanSuite® product line. Prior to the iMarc Acquisition, we served as a reseller of Zhone products and therefore have a strong existing knowledge of the products and market, as well as long-term relationships with relevant senior management.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3.  Mergers and Acquisitions – (Continued)

Acquisition of iMarc product line business – (Continued)

Pursuant to the Purchase Agreement, on December 29, 2006, we acquired from Paradyne certain engineering equipment and service contracts relating to the iMarc Business, assumed from Paradyne certain liabilities relating to the iMarc Business as specified in the Purchase Agreement and paid to Paradyne $1.0 million in cash in connection with the foregoing. We utilized our borrowing availability under our existing credit facility with Laurus to fund the $1.0 million paid on such date.

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

The iMarc Acquisition was recorded under the purchase method of accounting, and the estimated purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The total purchase price of $2,575,000 consisted of (i) $1.0 million in cash at closing; (ii) three installments totaling $1.5 million comprised of one $1.0 million payment made on January 31, 2007 and two $250,000 payments made on March 31, 2007 and June 28, 2007, respectively; and (iii) direct transaction costs of approximately $75,000. A summary of the total purchase consideration is as follows (in thousands):

Cash paid	$2,500
Direct transaction costs	75
Total purchase consideration	$2,575

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3.  Mergers and Acquisitions – (Continued)

Acquisition of iMarc product line business – (Continued)

Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible assets based on their estimated fair values as of the date of acquisition. Based on management’s estimate of fair values, the estimated purchase price was allocated as follows (in thousands):

Purchase Price Allocation
Tangible assets:
Property & equipment, net	$180
Other assets	15
Goodwill	710
Other intangible assets- customer relationship	1,996
Liabilities assumed	(326)
Total estimated purchase price allocation	$2,575

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

We acquired the Verilink business assets as a result of the acquisition of Holdings, which acquired the business assets directly from the Verilink Sellers on June 15, 2006. In connection with the acquisition, Group appointed us as sole collection agent for the Verilink receivables that Group retained. In connection with this collection arrangement, we receive a collection fee equal to 50% of the initial $750,000 of Verilink receivables we collect and 25% of the remaining Verilink receivables that we collect. As of December 31, 2007, we had earned approximately $629,000 in collection fees upon collection of Verilink receivables. Such collection fees have been recorded as part of the net assets acquired.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3.  Mergers and Acquisitions – (Continued)

Acquisition of Business Assets of Verilink – (Continued)

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

Unaudited Pro-forma Information

The following unaudited pro-forma information presents the results of operations of the Company as if the Verilink Acquisition, iMarc Acquisition, Sentito Acquisition and AccessGate Acquistion had taken place on January 1, 2006 (in thousands, except per share amounts).  Certain adjustments have been made to reflect the impact of the purchase transaction. These pro forma results have been prepared for comparative purposes only and are not indicative of what would have occurred had the acquisitions been made at the beginning of the respective periods, or of the results which may occur in the future (in thousands, except per share amounts):

	2007	2006
Net sales	$56,302	$66,033
Net loss	(32,903)	(41,498)
Net loss per common share - basic and diluted	$(0.53)	$(0.78)
Weighted average shares outstanding
-basic and diluted	61,897,965	52,945,517

4.  Unconsolidated Affiliates

On October 1, 2002, the Company acquired a 51% ownership interest but a minority voting interest in Shanghai BeTrue Infotech Co., Ltd. (“BeTrue”).  The remaining 49% interest in BeTrue is owned by Shanghai Tangsheng Investments & Development Co. Ltd (“Shanghai Tangsheng”).  The joint venture provides the Company with a distribution channel in the China and Asia-Pacific region for the Company’s application-based Voice over Internet Protocol gateway solutions, billing systems, value-added applications and web filtering solutions.  Due to the shared decision making between the Company and its equity partner, the results of BeTrue are treated as an equity investment rather than being consolidated.  The Company determined that since BeTrue was a business, BeTrue did not fall under the scope of the Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities and there was no impact on the Company’s financial position or results of operations.

The Company purchased the 51% interest in BeTrue for $100,000 from NeTrue Communications, Inc., Shanghai Tangsheng’s former joint venture partner.  The Company also contributed to the joint venture certain next-generation communication equipment and software valued at approximately $236,000 and cash in the amount of $100,000.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4. Unconsolidated Affiliates – (Continued)

  Summarized financial information reported by this affiliate for the years ended December 31, 2007 and  2006 (in thousands) are as follows:

	2007	2006
Operating results:

Revenues	$770	$3,558
Operating (loss) income	$654	$196
Net income (loss)	$(273)	$(2)

5.  Discontinued Operations and Note Receivable

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

Summary operating results of the discontinued operations (in thousands) are as follows:

	For the year ended December 31,
	2007	2006

Revenue	$-	$-
Gross (loss) profit	-	-
Operating loss	-	-
Loss on disposal of discontinued operations	(350)	-
Loss from discontinued operations	$(350)	$-

The loss on disposal of discontinued operations for 2007 relates to a provision for a litigation settlement reached in March 2008.  This settlement requires a $100,000 cash payment on May 1, 2008 and the issuance of $250,000 in common stock. See Note 18 “Litigation.”

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5.  Discontinued Operations and Note Receivable – (Continued)

Assets and liabilities of discontinued operations (in thousands) are as follows:

	December 31,
	2007	2006
Assets of discontinued operations:
Notes receivable	$-	$2,134

Liabilities of discontinued operations:
Accrued rent, net of sublease income	$760	$792
Other liabilities	917	650
Liabilities of discontinued operations	$1,677	$1,442

In connection with the disposition of the MCK business, CITEL Technologies Limited (“Citel U.K.”) and CITEL Technologies, Inc. (“Citel U.S.” and together with CITEL U.K., “CITEL”) issued to the Company a convertible secured promissory note in principal amount of $3.5 million (the “Note”).  The outstanding principal under the Note accrued interest at an annual rate of 6%. Under certain circumstances described in the Note, all or any portion of the principal outstanding under the Note could be converted at the Company’s option into shares of the capital stock of Citel U.K. Citel U.K.’s and Citel U.S.’s obligations under the Note were secured by a security interest in certain assets sold to CITEL.

On June 30, 2006, in connection with the completion of the admission (“Admission”) of Citel U.K.’s entire issued share capital to the AIM market of the London Stock Exchange plc (“AIM”), the Company and Citel amended the Note such that the principal balance of the Note became due and payable as follows: $870,000 to be paid within one business day of Admission, followed by six monthly installments of $75,000 commencing 12 months from the date of Admission, and all remaining outstanding principal and accrued interest under the Note being due and payable on January 21, 2008. The $870,000 was received in July 2006. The Company agreed to irrevocably waive its rights to be prepaid in accordance with the terms of the Note as a result of (and limited to the transactions associated with) the Admission; however  the waiver given by the Company does not waive any subsequent right to be prepaid under the Note in accordance with its terms.

On May 25, 2007, we entered into an agreement with CITEL and Citel PLC pursuant to which CITEL prepaid the Note, by making an immediate cash payment to us of approximately $1.9 million. In addition, Citel PLC was required to issue to us 62,424 shares of Citel PLC’s capital stock (the “Citel Shares”), which Citel Shares had a market value of approximately $70,000 as of May 24, 2007 and, based upon representations made by CITEL to us, are fully tradable on the AIM market of the London Stock Exchange. We agreed not to sell or transfer the Citel Shares prior to January 21, 2008, the original maturity date of the Note. Upon receipt of the prepayment and the Citel Shares, we canceled the Note and released our security interest in the collateral securing the Note. Prior to entering into this agreement, approximately $2.2 million of principal and interest was outstanding under the Note. We recognized a loss of approximately $231,000 associated with the write-off of interest arising from the prepayment transaction. As of December 31, 2007, the Citel Shares had an approximate market value of $13,300.  We recognized an additional loss of $56,700 due to this decline in value.

Accrued rent relates primarily to several leases for buildings and equipment that are no longer being utilized in continuing operations. The accrual is for all remaining payments due on these leases less estimated amounts to be paid by any sublessors. The accrual contains one lease with total payments remaining through January 31, 2010 of $881,000 and assumes that the building will be sub-leased for approximately 56% of the total lease liability over the remaining term of the lease.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5.  Discontinued Operations and Note Receivable – (Continued)

The activity in the liabilities of discontinued operations (in thousands) was as follows:

	2007	2006
Balance, beginning of year	$1,442	$2,531

Lease payments, net of sublease receipts	(153)	(914)
Other payments	-	(56)
Litigation settlement accrual	350	-
Legal and other costs of disposal	38	(119)

Balance, end of year	$1,677	$1,442

6.  Financing Arrangements

On September 20, 2006, the Company entered into a Security Agreement (the “Security Agreement”) with Laurus which provides for a three-year revolving credit facility (the “Credit Facility”) in the original amount of $14.0 million. The Credit Facility with Laurus replaced the Company’s prior $10.0 million credit facility (the “Silicon Credit Agreement”) with Silicon Valley Bank (“Silicon”).  When the Company entered into the Security Agreement, the Silicon Credit Agreement was terminated.

Our Credit Facility with Laurus consists of two tranches: (i) an $8.0 million tranche, the availability of which is subject to a borrowing base (“Tranche A”) and (ii) a $6.0 million tranche (“Tranche B”), which is not subject to a borrowing base.  Borrowings under the credit facility shall be made first under Tranche B to the extent of availability there under and then under Tranche A to the extent of availability there under. Borrowing ability under Tranche A is determined pursuant to a formula which is based on the value of our eligible accounts receivables and inventory. Borrowings under Tranche A accrue interest at a rate of prime rate plus 2%, provided that the interest rate shall not be less than 9%. The interest rates were 9.25% and 10.25% at December 31, 2007 and 2006, respectively.  As of December 31, 2007, maximum borrowings under Tranche B were limited to $3.9 million due to scheduled availability reductions of $187,500 per month beginning in February 2007.  Borrowings under Tranche B accrue interest at a fixed rate of 15%.   As a result of the scheduled reductions, our total availability under the Credit Facility is $11.9 million at December 31, 2007.

Our obligations under the Credit Facility are secured by a first priority security interest in all of the Company’s assets and a pledge of all of the outstanding equity interests of Telemate.net and Verilink. Under the terms of the Security Agreement, we may not declare dividends or incur any additional indebtedness without the consent of Laurus.

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

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6.  Financing Arrangements – (Continued)

The value of the warrants issued to Laurus to purchase 600,000 shares and 1,321,877 shares of common stock was $554,000 and $958,000, respectively, and such amounts plus fees and expenses of $548,000 have been recorded as loan issuance costs. In connection with the Credit Facility, on September 20, 2006, the Company issued to a placement agent (“Agent”) a five-year warrant to purchase 192,000 shares of common stock at an exercise price of $1.25 per share as partial consideration for business advisory services rendered to the Company (the “Placement Agent Warrant”). The value of the Placement Agent Warrant issued was $132,000 and was recorded as loan origination fees and is being amortized over the term of the Credit Facility. Pursuant to the Security Agreement, the Company paid Laurus Capital Management, LLC, an affiliate of Laurus, a fee of 3.5% of the total facility amount, or $490,000, plus expenses. The fees were recorded as loan origination fees and are being amortized over the term of the Credit Facility.

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

In connection with the iMarc Acquisition, the Company obtained from Laurus its consent to the iMarc Acquisition and its waiver of certain conditions under the Credit Facility which the Company would otherwise have been required to satisfy before having access to additional borrowing availability under the Credit Facility. In exchange for such consent and waiver, the Company issued to Laurus on December 29, 2006 a perpetual warrant to purchase 150,000 shares of the Company’s common stock (the “Common Stock”) at an exercise price of $0.01 per share (the “Penny Warrants”). In addition, the Company issued to Laurus a five-year warrant to purchase 330,470 shares of Common Stock at an exercise price of $0.91 per share, which warrant the Company was obligated to issue under the Credit Facility upon the increase in borrowing availability thereunder (the “Additional Warrant” and, together with the Penny Warrants, the “Warrants”). On March 20, 2008, 18 months after the date of the closing of the Credit Facility, the Company issued Laurus a five-year warrant to purchase 330,469 shares of Common Stock at an exercise price of $0.91 per share, the remaining Additional Warrant. The Warrants are subject to adjustment for stock splits, stock dividends, recapitalizations and similar corporate events but not for any other dilutive events.  Laurus exercised all Penny Warrants during 2007.

In connection with completion of the AccessGate Purchase and the Assignment of Loans to Valens in the amount of $1,250,000, the Company issued to Valens US 385,417 shares of Common Stock and to Valens Offshore 656,250 shares of Common Stock (collectively, the “Valens Shares”). The value of the Valens Shares issued was $364,583 and together with other loan origination fees and expenses of $85,000 were recorded as loan origination fees and are being amortized over the term of the Valens Loans. Interest on the Valens Loans accrues at an annual rate of 16.0% and is payable monthly and all principal and unpaid interest with respect to the Valens Loans is due and payable on April 30, 2008.

The total loan issuance costs for the Laurus Credit Facility were $3.7 million and $3.0 million in 2007 and 2006, respectively, including $2.1 million as the value of the warrants issued to Laurus and to the Agent in 2006 and $645,000 in expenses associated with the AccessGate Purchase in December 2007.  Loan issuance costs are recognized in accordance with APB 21, Interest on Receivable and Payables, and are recorded as a deferred charge and are included in prepaid loan issuance costs on our balance sheet.  The Company amortizes these costs over the original term of the notes. Amortization is calculated based on the interest method for Tranche B and the straight line method for Tranche A based on an allocation of the costs over the relative fair values of the line of credit and term debt.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6.  Financing Arrangements – (Continued)

During the years ended December 31, 2007 and 2006, the Company recorded interest expense from the amortization of the loan issuances costs of approximately $1,176,000 and $528,000, respectively. In 2006, in connection with the termination of the Silicon Credit Agreement, the Company expensed the unamortized portion of the loan origination fees of approximately $101,000. The unamortized loan origination fees associated with the Credit Facility totaled approximately $2.2 million at December 31, 2007.

In connection with the Credit Facility and to evidence the transactions contemplated thereby, the Company also entered into an Intellectual Property Security Agreement, a Stock Pledge Agreement, a Secured Non-Convertible Tranche A Revolving Note and a Secured Non-Convertible Tranche B Revolving Note, as well as a Registration Rights Agreement.

As of December 31, 2007, the Company had outstanding borrowings under Tranche A and Tranche B of the Laurus credit facility of $6,190,000 and $3,937,500, respectively.  The remaining borrowing availability under the credit facility at December 31, 2007 was $560,000 under Tranche A and $0 under Tranche B.  The Tranche B balance of $3.9 million will be amortized as follows: $2,250,000 in 2008 and $1,687,500 in 2009.

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

The discount is being amortized to interest expense over the life of the senior unsecured convertible debentures.  The unamortized discount at December 31, 2007 and 2006 totaled approximately $1.6 million and $4.0 million, respectively.  The senior unsecured convertible debentures bear interest at a rate of 6% per annum increasing to 6.75% at February 4, 2006, and are due February 2009 and are convertible into approximately 5.4 million shares of the Company’s common stock at an initial conversion price of $2.50 per share, subject to anti-dilution adjustments and certain limitations. Interest is payable on a quarterly basis beginning April 2005 and principal is payable on a quarterly basis beginning August 2006.  The Series A warrants issued in connection with the private placement are exercisable for a period of five years commencing on February 4, 2005 and at an initial exercise price, subject to anti-dilution adjustments of $3.60 per share.

The Series B warrants issued in connection with the private placement were exercisable for a period of 90 days, commencing on June 16, 2005, and had an exercise price of $3.90 per share.  The Series B warrants expired in September 2005.  The Company paid certain private placement fees and attorney’s fees totaling $993,000 and issued Series A warrants, on the same terms as disclosed above, exercisable for 302,400 shares of the Company’s stock with a value of $561,000, in connection with the private placement. The fees were recorded as loan origination fees and are being amortized to interest expense over the term of the debentures.  The unamortized fees totaled approximately $290,000 at December 31, 2007.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7.  Convertible Debentures – (Continued)

Convertible Subordinated Debentures

On July 25, 2005, the Company announced that it had restructured its outstanding 7.5% convertible debenture with an aggregate principal amount of $4,500,000 due November 22, 2005. Pursuant to the restructuring, the entire aggregate principal amount outstanding has been paid as of October, 2006.

In connection with the restructuring, the Company issued warrants to purchase an aggregate of 800,000 shares of the Company’s common stock at an initial exercise price of $2.50 per share exercisable beginning on November 22, 2005. Of these warrants, 600,000 expired in July 2007. The remaining 200,000 expire in February 2011. The fair value of the warrants issued totaled approximately $877,000 and was recorded as additional discount on the debentures. As of December 31, 2006, the discount was fully amortized to interest expense.

8.  Notes Payable

On February 12, 2003, the Company acquired substantially all the operating assets and certain related liabilities of Clarent.   At the closing of the acquisition, the Company issued a $3.0 million secured note due February 12, 2008, which bears interest at 5% per annum, discounted at 7.5% per annum.  The unamortized discount totaled approximately $15,000 at December 31, 2007.  The assets the Company purchased from Clarent secure the secured notes; however, this note payable is subordinate to the Laurus debt.

On February 15, 2008, the note was amended.  The amendment extends the initial date on which the principal amount of the loan, and all accrued and unpaid interest thereon, was due from February 12, 2008 to March 3, 2008.  However, the Amendment provides that if $728,558 of the outstanding  accrued interest on such loan, which represents all of the unpaid accrued interest as of February 15, 2008, is paid on or before March 3, 2008, then the outstanding principal amount of the loan and all accrued and unpaid interest thereon shall be due and payable within three business days of August 12, 2008 rather than on March 3, 2008. The Company made the payment of the $728,558 prior to March 3, 2008, thus extending the due date to within 3 business days of August 12, 2008.

The Amendment requires that the Company pay interest on a monthly basis on the outstanding principal amount of the loan at a rate of 8% per annum or the maximum rate permissible by law, whichever is less, until such time as the loan is paid in full.  In connection with the Amendment, the Company was required to pay Clarent an amendment fee of $50,000.

The Amendment is subject to the approval of the Bankruptcy Court having jurisdiction over Clarent and Clarent has agreed to use its commercially reasonable efforts to obtain an order to that effect.  If the Bankruptcy Court refuses to issue an order approving the Amendment, then the Amendment terminates, the terms of the Loan Agreement and Note revert back to their original terms and Clarent can exercise all of its rights and remedies thereunder upon the return to the Company of all amounts paid to Clarent pursuant to the Amendment, other than the amendment fee.

9.  Reorganization Costs

In the third quarter of 2007, the Company initiated certain restructuring plans to improve operational efficiencies and financial performance and eliminated nine positions held by employees. As a result of these actions we recorded reorganization costs of $362,000 during the quarter ended September 30, 2007, which included severance and compensation costs of $275,000 and $87,000 related to the closing of an office location in Acton, Massachusetts.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9.  Reorganization Costs – (Continued)

In the second quarter of 2007, the Company terminated a senior executive. As a result of this action, we recorded reorganization costs of $389,000 representing our severance obligation.

In the fourth quarter of 2006, the Company terminated a senior executive.   As a result of this action, the Company recorded reorganization costs of $674,000, consisting of severance costs of $596,000 and non-cash stock compensation expense of $78,000.

In the second quarter of 2005, we entered into a sublease agreement with an unrelated party to sublease excess office space at our facility in Atlanta, Georgia.  The excess space was primarily due to reductions in the corporate staffing in prior years.  As a result of these actions, we recorded an accrual of approximately $2,600,000 for all remaining payments due on this lease, less amounts to be paid by the sublessor, as well as write-offs for furniture and leasehold improvements. We expect to save approximately $1.6 million over the term of the sublease, which expires January 31, 2010.  The balance of the accrued loss on sublease is approximately $939,000 at December 31, 2007.

10.  Shareholders’ Equity (Deficit)

Preferred Stock

The Company has 210,000 shares of undesignated, authorized preferred stock. As described in Note 3– Mergers and Acquisitions: Acquisition of Business Assets of Verilink, as part of the purchase price, the Company issued 8,766 shares of its newly-designated Series C preferred stock. The shares of preferred stock automatically converted into 2,900,000 shares of common stock upon the effective date of approval to an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of common stock as specified in the Statement of Rights of the Series C Preferred Stock. Such amendment was effective on November 7, 2006, and the shares of preferred stock were converted into 2,900,000 shares of common stock.

Private Placements

On September 5, September 6, and September 10, 2007, we issued 4,417,640, 2,608,692 and 71,428 shares of our common stock, respectively, and warrants to purchase 3,313,230, 2,104,954, and 53,571 shares of our common stock, respectively, in a private placement transaction for an aggregate purchase price of approximately $4,850,000, or $0.68 per share. The warrants issued in connection with the private placement are exercisable beginning March 6, 2008 for a period of five years at an exercise price of $0.90 per share. We received proceeds from the private placement of approximately $4,547,000, net of expenses.

On January 30, February 2, February 5, and February 9, 2007, we issued 2,000,000, 2,000,000, 250,000, and 750,000 shares of our common stock, respectively, and warrants to purchase 1,080,000, 1,080,000, 135,000, and 405,000 shares of our common stock, respectively, in a private placement transaction for an aggregate purchase price of approximately $5,000,000, or $1.00 per share. The warrants issued in connection with the private placement are exercisable for a period of five years at an exercise price of $1.25 per share. We received proceeds from the private placement of these securities of approximately $4,297,000, net of expenses.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10.  Shareholders’ Equity (Deficit) – (Continued)

Private Placements – (Continued)

On February 17, 2006, the Company issued, in a private placement, 5,400,000 shares of its common stock and warrants to purchase 5,400,000 shares of its common stock for an aggregate purchase price of approximately $7,100,000, or $1.30 per share.  The warrants issued in connection with the private placement are exercisable, after six months, for a period of five years and at an exercise price of $1.56 per share.  The Company received approximately $6,800,000, net of expenses.

On February 24, 2004, the Company completed a private placement of securities pursuant to which it issued 2,000,000 shares of its common stock and warrants to purchase 491,505 shares of its common stock for an aggregate purchase price of approximately $17,700,000, or $9.00 per share.  The warrants issued in connection with the private placement are exercisable for a period of seven years at an exercise price of $11.50 per share.  The Company received approximately $16,500,000, net of expenses.

Stock Warrants

In connection with various financing and acquisition transactions, and related services provided to the Company, the Company has issued warrants to purchase the Company’s common stock.  Unless otherwise noted, the fair value of each common stock warrant issued is estimated on the date of grant using the Black-Scholes option valuation model (see assumptions under Stock-Based Compensation in Note 2).

On September 5, September 6, and September 10, 2007, we issued 4,417,640, 2,608,692, and 71,428 shares of our common stock, respectively, and warrants to purchase 3,313,230, 2,104,954, and 53,571 shares of our common stock, respectively, in a private placement transaction for an aggregate purchase price of approximately $4,850,000, or $0.68 per share. The warrants issued in connection with the private placement are exercisable beginning March 6, 2008 for a period of five years at an exercise price of $0.90 per share.

On April 17, 2007, as consideration for the merger, the Company issued to the stockholders of Sentito, five-year warrants to purchase an aggregate of 841,121 shares of common stock, exercisable upon issue, with an exercise price of $1.25 per share.

On January 30, February 2, February 5, and February 9, 2007, we issued 2,000,000, 2,000,000, 250,000, and 750,000 shares of our common stock, respectively, and warrants to purchase 1,080,000, 1,080,000, 135,000, and 405,000 shares of our common stock, respectively, in a private placement transaction for an aggregate purchase price of approximately $5,000,000, or $1.00 per share. The warrants issued in connection with the private placement are exercisable for a period of five years at an exercise price of $1.25 per share.

On September 20, 2006, the Company entered into a Security Agreement (the “Security Agreement”) with Laurus which provides for a three-year revolving credit facility (the “Credit Facility”) in the original amount of $14.0 million. The Credit Facility with Laurus replaces the Company’s prior $10.0 million credit facility with Silicon. In connection with the Credit Facility, the Company issued to Laurus (i) a perpetual warrant to purchase 600,000 shares of the Company’s common stock, at an exercise price of $.01 per share; and (ii) a five-year warrant to purchase 1,321,877 shares of the Company’s common stock at an exercise price of $0.91 per share, which was the average closing price of the common stock for the ten-trading day period immediately prior to the closing of the Credit Facility. The exercise price of the warrants and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment for stock splits, stock dividends, recapitalizations and similar corporate events but not for any other dilutive events.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10.  Shareholders’ Equity (Deficit) – (Continued)

Stock Warrants – (Continued)

The value of the warrants issued to Laurus to purchase 600,000 shares and 1,321,877 shares of common stock was $554,000 and $958,000, respectively, and such amounts plus fees and expenses of $548,000 have been recorded as loan issuance costs. In connection with the Credit Facility, on September 20, 2006, the Company issued a placement agent (“Agent”) a five-year warrant to purchase 192,000 shares of common stock at an exercise price of $1.25 per share as partial consideration for business advisory services rendered to the Company (the “Placement Agent Warrant”). The value of the Placement Agent Warrant issued was $132,000 and was recorded as loan issuance costs and is being amortized over the term of the Credit Facility. Pursuant to the Security Agreement, the Company paid Laurus Capital Management, LLC, an affiliate of Laurus, a fee of 3.5% of the total facility amount, or $490,000, plus expenses. The fee was recorded as loan issuance costs and is being amortized over the term of the Credit Facility.

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

In connection with the iMarc acquisition, the Company obtained from Laurus its consent to the acquisition and its waiver of certain conditions under the Credit Facility which the Company would otherwise have been required to satisfy before having access to additional borrowing availability under the Credit Facility. In exchange for such consent and waiver, the Company issued to Laurus on December 29, 2006 a perpetual warrant to purchase 150,000 shares of the Company’s common stock (the “Common Stock”) at an exercise price of $.01 per share (the “Penny Warrant”). In addition, the Company issued to Laurus a five-year warrant to purchase 330,470 shares of Common Stock at an exercise price of $0.91 per share, which warrant the Company was obligated to issue under the Credit Facility upon the increase in borrowing availability thereunder (the “Additional Warrant” and, together with the Penny Warrant, the “Warrants”). On March 20, 2008, 18 months after the date of the closing of the Credit Facility, the Company issued Laurus a five-year warrant to purchase 330,469 shares of Common Stock at an exercise price of $0.91 per share, the remaining Additional Warrant. The Warrants are subject to adjustment for stock splits, stock dividends, recapitalizations and similar corporate events but not for any other dilutive events.  The value of the Penny Warrants and Additional Warrant issued to Laurus was $173,000 and $304,000, respectively and the amounts have been recorded as loan issuance costs and are being amortized over the remaining term of the Credit Facility.  All Penny Warrants were exercised by Laurus during 2007.

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

In February 2005, the Company issued 2.2 million Series A warrants with an exercise price of $3.60 and 2.0 million Series B warrants with an exercise price of $3.90 in connection with the Company’s private placement of senior unsecured convertible debentures on February 4, 2005 (see Note 7).  The Series B warrants issued in connection with the private placement were exercisable for a period of 90 days after the effective date of a registration statement and expired in September 2005. The Company also issued 302,400 Series A warrants with an exercise price of $3.60 to pay certain private placement fees.

In July 2005, the Company issued 800,000 warrants with an exercise price of $2.50 in connection with the restructuring of its outstanding 7.5% convertible debenture with an aggregate principal amount of $4.5 million due November 22, 2005 (see Note 7).  Of these warrants, 600,000 expired July 1, 2007 and the remaining 200,000 have a five year term.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10.  Shareholders’ Equity (Deficit) – (Continued)

Stock Warrants – (Continued)

A summary of the status of the Company's warrants issued as of December 31, 2007 and 2006, respectively, and the changes during the years ended on these dates is presented below:

	2007		2006
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Warrants	Prices	Warrants	Prices

Outstanding at
beginning of the year	11,962,944	$1.81	4,107,192	$3.56

Granted	9,012,876	0.87	8,209,039	1.28

Exercised	750,000	0.01	5,000	0.05

Forfeited & Expired	-	-	348,287	9.87

Outstanding at end of year	20,225,820	1.33	11,962,944	1.81

Exercisable at end of the year	14,754,065	1.49	11,962,944	1.81

Weighted-average
remaining contractual life of
outstanding warrants (in years)		4.00		4.22

A summary of warrants outstanding as of December 31, 2007, is as follows:

	Number of	Weighted Average
Exercise Price	Outstanding Warrants	Exercise Price	Expiration Date

$0.68 - $1.25	10,857,223	$0.88	September 2011 and beyond
$1.56	5,614,692	$1.56	August 2011
$2.01 - $2.67	3,262,400	$2.00	February 2010 - February 2015
$6.13	491,505	$6.13	February 2011
Total	20,225,820	$1.33

As of December 31, 2007, 14,754,065 of the warrants are exercisable.  In March 2008, the remaining 5,471,755 become exercisable.

The exercise price and number of outstanding warrants for certain warrants previously issued have been adjusted according to their anti-dilution provisions.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11. Stock Incentive Plan

On December 18, 2007, the shareholders of the Company approved the 2007 Stock Incentive Plan (the “2007 Incentive Plan”) at the annual meeting of the Company’s shareholders held on such date. The 2007 Plan authorizes the Board or a committee of the Board to provide equity-based compensation in the form of option rights, restricted stock, restricted stock units, performance shares and performance units for the purpose of providing the Company’s directors, officers, employees, consultants and advisors incentives and rewards for performance. The Board of Directors delegates administration of the 2007 Plan to the Compensation Committee. The 2007 Plan replaced the 1999 Plan and no further awards will be made under the 1999 Plan after the effective date of the 2007 Plan. Awards outstanding as of the effective date of the 2007 Plan and granted under the 1999 Plan or under any of the Company’s 1995 Stock Incentive Plan, 1997 Stock Incentive Plan or 1998 Stock Incentive Plan (collectively, the “Prior Stock Incentive Plans”) shall remain subject to the terms of the Prior Stock Incentive Plan under which they were granted, except that the Board may elect to extend one or more of the features of the 2007 Plan, if approved by the Company’s shareholders at the Meeting, to such awards.

Total awards under the 2007 Plan are limited to 10,000,000 shares of Common Stock, plus any shares of Common Stock remaining available for issuance under the 1999 Plan as of the effective date of the 2007 Plan and any shares of Common Stock subject to outstanding awards granted under any Prior Stock Incentive Plan which subsequently expire or are forfeited or cancelled after the effective date of the 2007 Plan. Furthermore, the 2007 Plan provides that no more than 10,000,000 shares of Common Stock may be issued in the form of awards other than stock options (after taking into account forfeitures, expirations and cancellations). The 2007 Plan also limits the aggregate number of stock options that may be granted to any one participant in a calendar year to 2,000,000. The aggregate number of restricted shares and restricted stock units that specify management objectives and performance shares that may be granted to any one participant in a calendar year is limited to 2,000,000. In addition, no participant may receive performance units in any calendar year having a value in excess of $2,000,000.

The 2007 Plan and Prior Stock Incentive Plans provide for stock purchase authorizations, stock bonus awards and issuance of restricted stock. Restricted stock awards totaling 1,108,079 and 486,936 have been granted under the Prior Stock Incentive Plans for the years ended December 31, 2007and 2006, respectively.  The restricted stock awards for 2007 include 450,000 shares granted the Company’s board of directors for their board services during 2007.  The shares vested 25% at the end of each calendar quarter during 2007 that each director served, and the Company recorded $503,600 of stock-based compensation during 2007.  Total awards remaining available for grant under the 2007 Plan as of December 31, 2007 were 10,739,019.

On October 5, 2007, the Board of Directors adopted the 2007 Restricted Stock and Option Incentive Program.  The program is intended to represent a formulae award program under the Company’s 1999 Stock Incentive Plan, and does not constitute a separate compensatory plan.  Pursuant to the program, employees of the Company may elect to forego up to 50% of salaries owed to them during the period from October 16, 2007 through March 31, 2008 and receive in lieu thereof restricted shares of the Company’s common stock and non-qualified stock options to purchase shares of Common Stock under the 1999 Plan.  For each dollar of salary foregone, a participating employee will receive (i) a dollar’s worth of restricted shares, with each such share valued at the fair market value (as defined in the 1999 Plan described below) of the Common Stock on the date of grant, and (ii) an option to purchase an equal number of shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant.  Eligible employees could elect to participate in the program any time up to and including October 15, 2007, and all restricted shares and options were issued to participating employees on October 16, 2007. The restricted shares vest ratably at the end of each month during the participation period commencing on November 30, 2007, and the options will vest based on the Company achieving certain performance benchmarks.  On October 16, 2007, 423,000 shares of restricted stock, and the same amount of options, were granted to employees at a price of $0.63, which was the closing price of the Company’s Common Stock on the grant date.  As of December 31, 2007, 191,827 restricted stock shares were vested, and there has been no vesting of the options.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11. Stock Incentive Plan – (Continued)

The Company has a stock incentive plan for employees, consultants, and other individual contributors to the Company which enables the Company to grant up to 17.0 million qualified and nonqualified incentive stock options as well as other stock-based awards (the “1999 Plan”).  In 2004, the 1999 Plan was amended to increase the number of shares of the Company’s stock underlying the 1999 Plan from 3.0 million to 3.5 million and in 2007 the 1999 Plan was amended to increase the number of shares of the Company’s stock underlying the 1999 Plan from 3.5 million to 17.0 million. The Company adopted the 1999 Plan which aggregates the Company’s prior stock option plans, in the second quarter of 1999.  The qualified options granted under the 1999 Plan must be granted at an exercise price not less than the fair market value at the date of grant.  The compensation committee of the Company’s board of directors determines the period within which options may be exercised, but no option may be exercised more than ten years from the date of grant.

The 1999 Plan also provides for stock purchase authorizations, stock bonus awards and issuance of restricted stock. Stock awards totaling 1,108,079, 486,936, and 39,521 have been granted under the 1999 Plan for the years ended December 31, 2007, 2006 and 2005, respectively.  The stock awards for 2007 include 450,000 shares granted to the Company’s board of directors for their board services during 2007.  The shares were immediately vested upon issuance, and the Company recorded $503,600 of stock-based compensation.  Total awards remaining available for grant under the 1999 Plan as of December 31, 2007 were 10,739,019.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11. Stock Incentive Plan – (Continued)

A summary of the status of the Company’s stock options granted to employees as of December 31, 2007, and December 31, 2006 and the changes during the years ended on these dates is presented below:

	2007		2006
	Number of	Weighted	Number of	Weighted
	Shares of	Average	Shares of	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices

Outstanding at
beginning of the year	4,653,843	$4.28	3,201,096	$8.23

Granted	1,156,929	0.75	2,360,000	1.24

Exercised	-	-	4,584	1.16

Forfeited & Expired	1,660,585	3.22	902,669	10.32

Outstanding at end of year	4,150,187	3.71	4,653,843	4.28

Exercisable at end of the year	2,240,338	6.05	2,215,743	7.52

The Company defines in-the-money stock options at December 31, 2007 as options that had exercise prices that were lower than the $0.34 market price of our common stock at that date. As of December 31, 2007, there were no stock options outstanding that were in-the- money.

The following table summarizes information about employee stock options outstanding at December 31, 2007:

		Average
	Number	Remaining	Weighted	Number	Weighted
Range of Exercise	Outstanding	Contractual	Average	Exercisable	Average
Prices	at 12/31/07	Life (In years)	Exercise Price	at 12/31/07	Exercise Price

$0.63 to $ 1.45	2,772,236	8.50	$1.02	865,387	$1.13
$1.46 to $ 2.50	475,770	5.11	$2.20	472,770	$2.20
$2.51 to $ 5.30	45,041	5.60	$2.87	45,041	$2.87
$5.31 to $ 7.50	62,862	3.58	$6.86	62,862	$6.86
$7.51 to $90.00	794,278	2.69	$13.82	794,278	$13.82
$0.63 to $90.00	4,150,187	6.89	$3.71	2,240,338	$6.05

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11. Stock Incentive Plan – (Continued)

The following table summarizes the activity associated with the unvested stock options for the years ended December 31, 2007and 2006:

	Year Ended December 31,
	2007		2006
		Weighted		Weighted
		Average		Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Nonvested stock options at beginning of period	2,422,753	$1.31	237,128	$2.40
Granted	1,156,929	0.75	2,360,000	1.26
Vested	(514,182)	1.08	(174,375)	2.10
Forfeited	(1,155,651)	1.42	-	-
Nonvested stock options at end of period	1,909,849	$0.97	2,422,753	$1.31

12. Stock Option Exchange Program

Effective November 7, 2006, the shareholders and board of directors approved a voluntary exchange of options for shares of restricted common stock “Exchange Program” that, if and when implemented, will permit the current officers, non-employee directors and employees of the Company and its subsidiaries, (“Eligible Holders”), to exchange all outstanding options to purchase shares of Common Stock held by them (“Eligible Options”) for a lesser number of shares of Common Stock to be granted as a restricted stock award under, and subject to the terms of, the Exchange Program. For every Eligible Option to purchase four shares of Common Stock surrendered by an Eligible Holder in the Exchange Program, the Company will grant to such holder one share of restricted Common Stock pursuant to the Exhange Program (the “Exchange Ratio”). The Exchange Ratio is intended to result in the grant of restricted Common Stock awards or restricted stock units having an aggregate value much lower than the aggregate value of the Eligible Options surrendered, determined using the Black-Scholes option valuation model. Each award of restricted Common Stock granted in the Exchange Program to any Eligible Holder other than a non-employee director of the Company will vest in two equal installments on each of the four-month anniversary and the 12-month anniversary of the date of grant of such award. Each award of restricted Common Stock granted in the Exchange Program to any non-employee director of the Company will be vested in its entirety on the date of grant. Notwithstanding the foregoing, an award of restricted Common Stock or restricted stock unit will terminate and will not vest if the grantee of such award is not an employee or director of the Company or one of its subsidiaries as of the date such award is granted and on each date on which it vests.

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

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13. Income Taxes

The components of loss from continuing operations, before income taxes were (in thousands):

	Years Ended December 31,
	2007	2006
Domestic	$(22,082)	$(12,781)
Foreign	(4,617)	(4,995)
	$(26,699)	$(17,776)

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax was as follows:

	Years Ended December 31,
	2007		2006

Statutory U.S. rate	(34.0	) %	(34.0	) %
Foreign effect	0.4		0.0
State income taxes, net of federal benefit	(2.2)		(2.9)
Non-deductible charges for intangibles	1.2		2.0
Effect of valuation allowance	(122.2)		34.9
Effect of expiring net operating loss	156.8		0.0
Total income tax expense (benefit)	0.0%		0.0%

Deferred income taxes are recognized to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for income tax carryforwards.  Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$17,063	$64,149
Foreign net operating loss carryforwards	298	-
Research and development credits	2,362	1,248
Foreign research and development credits	1,601	1,601
Foreign investment tax credits	729	729
Unearned revenue	1,258	691
Reserves	2,711	2,006
Compensation accruals	597	66
Intangible assets	3,696	2,335
Depreciable assets	1,571	1,782
Foreign depreciable assets	277	-
Other	97	66
Valuation allowance	(32,260)	(74,673)

Net deferred tax asset	$-	$-

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13. Income Taxes – (Continued)

The valuation allowance for deferred tax assets as of December 31, 2007, was approximately $32.2 million.  The decrease of $42.4 million and the decrease of $10.1 million in the total valuation allowance for 2007and 2006, respectively, are due to changes in the above described temporary differences on which a valuation allowance was provided.

A portion of the Company’s deferred tax assets are attributable to acquisitions accounted for as purchase transactions.  The valuation allowances associated with these deferred assets will be credited to goodwill if and when realized.  Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company’s management believes it is more likely than not that the Company will not realize the benefits of the deferred tax assets as of December 31, 2007 and 2006.

At December 31, 2007, the Company had net operating loss (“NOL”) carry-forwards of approximately $46.4 million and other business tax credits of approximately $2.3 million, a substantial portion of which are subject to certain limitations under the Internal Revenue Code Section 382. If not utilized, the NOLs will continue to expire through the year 2027.  In addition, the Company had foreign NOL carryforwards of approximately $944,000 and foreign investment tax credits and foreign research and development credits totaling approximately $2.3 million which begin expiring in years 2014 through 2027.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”), with no impact on beginning accumulated deficit. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in financial statements. As of December 31, 2007, we had no unrecognized tax benefits.

We believe it is possible that a portion of our net operating losses may not be utilizable due to the operation of Internal Revenue Code section 382. We have not completed a full analysis to determine all limitations. Accordingly, upon completion of such an analysis, it may be necessary to record additional unrecognized tax benefits associated with our inability to fully utilize our net operating losses as a result of a section 382 limitation.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within our income tax expense. Due to our net operating loss carryforward position, we recognized no interest and penalties at December 31, 2007 associated with our uncertain tax positions.

Tax years 2003, 2004, 2005, and 2006 remain subject to examination by federal and state taxing authorities. Our primary state tax jurisdictions are Alabama, California, Colorado, Georgia, Minnesota, Pennsylvania, and Utah and our international jurisdictions are the United Kingdom and Canada. Open tax years for all jurisdictions are for the tax years 2003 to 2006 with the exception of the United Kingdom, for which the open tax years are 2004 to 2006.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14. Savings and Retirement Plan

The Company sponsors a 401(k) savings and retirement plan which is available to all eligible employees. Under the plan, the Company may make discretionary matching contributions.  Discretionary matching contributions less forfeitures from continuing operations were approximately $129,100 and $157,000 for the years ended December 31, 2007 and 2006, respectively.

15. Employee Stock Purchase Plan

On November 16, 1999, the Company adopted the Verso Technologies, Inc. 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”). Under the Stock Purchase Plan, full-time or part-time employees, except persons owning 5% or more of the Company’s common stock, who have worked for the Company for at least 15 consecutive days before the beginning of the offering period are eligible to participate in the Stock Purchase Plan.   Employees may elect to have withheld up to 10% of their annual salary up to a maximum of $25,000 per year to be applied to the purchase of the Company’s unissued common stock.  The purchase price was generally equal to 85% of the lesser of the market price on the beginning or ending date of the offering periods up until December 31, 2005 at which time the Stock Purchase Plan was amended.  The amended plan called for the purchase price to be 95% of the market price on the ending date of the offering period.  In 2004, the Stock Purchase Plan was amended to increase the amount of shares of the Company’s common stock underlying the plan from 200,000 to 300,000.  Shares of the Company’s common stock issued under the Stock Purchase Plan were 8,268, and 17,916 for the years ended December 31, 2007 and 2006, respectively.

16. Other Commitments and Contingencies

Leases

The Company leases office space and certain equipment under operating leases which expire at various dates through 2010 with some leases containing options for renewal.  Rent expense for continuing operations under these leases was $2.5 million and $2.3 million for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, approximate future commitments under operating leases and future minimum rentals to be received under noncancelable subleases in excess of one year are as follows (in thousands):

	Continuing Operations		Discontinued Operations
	(See Note 9)		(See Note 5)
	Leases	Subleases	Leases	Subleases

2008	$2,340	$(410)	$385	$(238)
2009	2,009	(418)	393	(245)
2010	348	(35)	33	(21)

Total	$4,697	$(863)	$811	$(504)

The Company remains a guarantor on a lease through December 2009 used in the operations of the NACT business, which the Company sold in January 2005.  The total remaining commitment related to this lease is approximately $1.3 million.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

16.  Other Commitments and Contingencies – (Continued)

Canadian Tax Audit

On March 7, 2006, the Canada Revenue Agency (the “CRA”) notified 38098 Yukon Inc. (formerly known as MCK Telecommunications Inc.), a corporation organized under the laws of the Yukon Territory (“MCK Canada”') and an indirect wholly owned subsidiary of the Company, that the CRA had completed its international income tax audit of MCK Canada for the period from May 1, 1998 to April 30, 2000 (the “Audit”').  As a result of the Audit, the CRA has issued income tax reassessments to MCK Canada. In addition, the Alberta Tax and Revenue Administration (the “ATR”') has issued reassessments for each year of the Audit.

The key issue under dispute in the audit is the valuation of certain intellectual property that was transferred from MCK Canada to its U.S. parent company, MCK Communications, Inc. (“MCK US”') in fiscal 1998.  MCK US consulted with outside valuation advisors to establish the value of the intellectual property transferred. The CRA and the ATR disagree with such value. The Company and its advisors disagree with the reassessments, and the Company has filed notices of objection with respect thereto with the CRA and the ATR and intends, if necessary, to exhaust all of its rights of appeal in connection therewith.

The Company estimates that, as of December 31, 2007, (i) the amount of taxes allegedly due in respect of the CRA reassessments was approximately U.S. $9.1 million (plus penalties and interest thereon of approximately U.S. $12.5 million); and (ii) the amount of taxes allegedly due in respect of the ATR reassessments was approximately U.S. $4.1 million (plus penalties and interest thereon of approximately U.S. $5.2 million). The Company has been advised by its Canadian and U.S. counsel that no such amounts should be collectible by the CRA or the ATR against the Company or any of its other subsidiaries (other than MCK Canada) and that the ability of the CRA and the ATR to collect such amounts should be limited to the assets of MCK Canada, which have little or no value. Accordingly, no provision for this matter has been recorded in the Company's financial statements because the Company believes that it will not have a financial statement impact.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

17. Segment Information

The Company reports information for two segments, the Technologies Group and the Advanced Applications Services Group.  Following the dispositions of the NACT and MCK businesses, the Company re-evaluated its internal reporting and decision-making and segregated the activity of the Verso Outsourcing Group and combined the remaining operations of the Carrier Solutions Group and Enterprise Solutions Group into the Packet-based Technologies Group.  Management evaluates the business segment performance based on contributions before unallocated items.  Inter-segment sales and transfers are not significant.

Technologies Group:

The Technologies Group includes the Company’s softswitching, I-Master, NetPerformer and AccessGate divisions, the Company’s subsidiaries; Telemate.Net Software, Inc. (“Telemate.Net”), and the Company’s Verso Verilink, LLC (“Verso Verilink”), Sentito Networks, Inc, (“Sentito”) and Verso Backhaul Solutions, Inc. (“Verso Backhaul”). The Technologies Group includes domestic and international sales of hardware and software, integration, applications and technical training and support.  The Technologies Group core focus is on three market segments: (i) Mobile Backhaul – an end-to-end cellular network bandwidth optimization solution that helps network operators expand and migrate wireless services, improve reliability and control operating costs; (ii) Softswitch/Gateway – a pure IP platform that enables profitable end-to-end IP communications over wireline, wireless, terrestrial and satellite links, which is also interoperable with legacy architectures to deliver a seamless, profitable VoIP migration path; and (iii) Integrated Access Devices – an ideal access platform that provides integrated multi-service connectivity, aggregation and compression to efficiently enable digital convergence, toll bypass, video and conferencing. Also through our Technologies Group, we offer Network Monitoring and Security, which minimizes communications costs and monitors and controls employee productivity and computer usage through sophisticated software products that provide monitoring, reporting, and filtering functions. The Technologies Group offers software-based solutions (which include hardware) for companies seeking to build private, converged packet-based voice and data networks.  In addition, the Technologies Group offers software-based solutions for Internet access and usage management that include call accounting and usage reporting for Internet protocol network devices.  In 2006, the Technologies Group added the product suites from the Verilink Acquisition and the iMarc Acquisition.  These products provide access, multiplexing and transport of voice and data services.   In 2007, the Technology Group added product suites from the Sentito acquisition and AccessGate acquisition.  These products enhance our catalog of backhaul product offerings.

Verso Outsourcing Group:

The Verso Outsourcing Group consists of the Company’s technical applications support group which was previously included as part of the Enterprise Solutions Group, and includes outsourced technical application services and application installation and training services to both customers of the Technologies Group and outside customers.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

17.  Segment Information – (Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

		Verso
	Technologies	Outsourcing
	Group	Group	Total
For the Years Ended December 31,
2007
Revenue	$43,352	$7,283	$50,635
(Loss) contribution before unallocated items	(6,077)	1,061	(5,016)
Goodwill	2,289	1,452	3,741
Total assets	24,274	3,367	27,641

2006
Revenue	$35,182	$7,348	$42,530
(Loss) contribution before unallocated items	(2,496)	363	(2,133)
Goodwill	1,771	1,453	3,224
Total assets	23,168	3,864	27,032

The following table reconciles the contribution before unallocated items to the loss before discontinued operations (in thousands):

	Years Ended December 31,
	2007	2006
Loss before unallocated items, per above	$(5,016)	$(2,133)
Corporate general and administrative expenses	(8,511)	(7,094)
Corporate research and development	(132)	(298)
Depreciation and amortization	(2,754)	(1,930)
Writedown of goodwill	(2,945)	-
Reorganization costs	(751)	(674)
Other (expense) income	(6,590)	(5,647)

Loss from continuing operations	$(26,699)	$(17,776)

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

17.  Segment Information – (Continued)

The following table reconciles the segment total assets to the Company’s total assets:

	Years ended
	December 31,
	2007	2006
Total assets before unallocated items, per above	$27,641	$27,032
Corporate assets:
Cash and cash equivalents	2,658	1,134
Restricted cash	344	1,041
Current portion of notes receivable	-	324
Other current assets	999	394
Property and equipment, net	518	942
Loan issuance costs	1,497	3,427
Investment	606	745
Notes receivable, net of current portion	-	1,810
	$34,263	$36,849

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

	Canada	United States	Total
For the Year Ended December 31,
2007
Revenue	$-	$50,635	$50,635
(Loss) contribution before unallocated items	(4,421)	(595)	(5,016)
Total Assets	473	33,790	34,263

For the Year Ended December 31,
2006
Revenue	$-	$42,530	$42,530
(Loss) contribution before unallocated items	(5,014)	2,881	(2,133)
Total Assets	551	36,298	36,849

18. Litigation

From time to time, we are involved in litigation with customers, vendors, suppliers and others in the ordinary course of business, and a number of such claims may exist at any given time. All such existing proceedings are not expected to have a material adverse impact on our results of operations or financial condition. In addition, we or our subsidiaries are a party to the proceedings discussed below.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

18. Litigation – (Continued)

In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of MCK’s common stock between the date of MCK’s initial public offering and December 6, 2000. The complaint named as defendants MCK and certain of its former officers and other parties as underwriters of its initial public offering (the “MCK defendants”). The plaintiffs allege, among other things, that MCK’s prospectus, contained in the Registration Statement on Form S-1 filed with the SEC, was materially false and misleading because it failed to disclose that the investment banks which underwrote MCK’s initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of MCK’s common stock after the initial public offering. This case is one of many with substantially similar allegations known as the “Laddering Cases” filed before the Southern District of New York against a variety of unrelated issuers (the “Issuers”), directors and officers (the “Laddering Directors and Officers”) and underwriters (the “Underwriters”), and have been consolidated for pre-trial purposes before one judge to assist with administration. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. After a hearing on the motion to dismiss, the court, on February 19, 2003, denied dismissal of the claims against MCK as well as other Issuers. Although MCK believes that the claims asserted are without merit, MCK and other Issuers have negotiated a tentative settlement with the plaintiffs. The terms of the tentative settlement agreement provide, among other things, that (i) the insurers of the Issuers will deliver a surety undertaking in the amount of $1 billion payable to the plaintiffs to settle the actions against all Issuers and the Laddering Directors and Officers; (ii) each Issuer will assign to a litigation trust, for the benefit of the plaintiffs, any claims it may have against its Underwriters in the initial public offering for excess compensation in the form of fees or commissions paid to such Underwriters by their customers for allocation of initial public offering shares; (iii) the plaintiffs will release all claims against the Issuers and the Laddering Directors and Officers asserted or which could have been asserted in the actions arising out of the factual allegations of the amended complaints; and (iv) appropriate releases and bar orders and, if necessary, judgment reductions, will be entered to preclude the Underwriters and any non-settling defendants from recovering any amounts from the settling Issuers or the Laddering Directors and Officers by way of contribution or indemnification. Prior to the Company’s acquisition of MCK, MCK’s board of directors voted to approve the tentative settlement.  On February 15, 2005, the judge presiding over the Laddering Cases granted preliminary approval of the proposed settlement, subject to some changes, which were subsequently submitted.  The judge issued an order on August 31, 2005, further approving modifications to the settlement and certifying the class.  Notice of the settlement has been distributed to the settlement class members.  The deadline for filing objections to the settlement was March 24, 2006, and a fairness hearing was held April 26, 2006.  On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a ruling reversing class certification for purposes of the litigation.  The plaintiffs petitioned for rehearing and rehearing en banc, and the Second Circuit Court denied the request on April 9, 2007. Because the settlement as agreed was not viable without the class certification, the parties stipulated to its termination without prejudicing their ability to apply to the court regarding a future settlement.  The plaintiffs filed Second Amended Complaints in six issuer “focus” cases on August 14, 2007, and have moved for class certification in those cases. The six issuer focus defendants have moved to dismiss the Second Amended Complaints, which motion the court granted in part and denied in part on March 26, 2008.  All other cases, including the MCK case, have been stayed until further order of the court.  No provision was recorded for this matter in the financial statements of MCK prepared prior to our acquisition of MCK because MCK believed that its portion of the proposed settlement would be paid by its insurance carrier. We agree with MCK’s treatment of this matter.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

18. Litigation – (Continued)

Needham (Nevada) Corp., a direct subsidiary of MCK and, hence, an indirect subsidiary of the Company (MCK Nevada) was named a defendant in a lawsuit filed in Norfolk County, Massachusetts by Entrata Communications, Inc. (“Entrata”) in 2002 (the “Entrata Litigation”). The case arose out of a dispute between Entrata and one of its largest shareholders, Superwire.com, Inc. (“Superwire”). Pursuant to a contract with Entrata, MCK Nevada was obligated to pay Entrata $750,000 in early 2002. In order to take advantage of a $100,000 discount offered for early payment, MCK Nevada paid $650,000 in November 2001 in full satisfaction of its contractual obligations. The funds were placed in escrow with Superwire’s California law firm, Jeffers, Shaff & Falk, LLP (“JSF”) which agreed not to disburse the funds until the dispute between Entrata and Superwire had been resolved. Nevertheless, Entrata contends that it never received the funds from MCK Nevada and that the funds were diverted to Superwire and JSF.  In the Entrata Litigation, Entrata sought to recover from both MCK Nevada and Superwire the $750,000 that MCK Nevada would have owed in 2002. MCK Nevada asserted counterclaims against Entrata and cross-claims against Superwire for fraud and breach of contract. MCK Nevada added JSF and two of its partners, Barry D. Falk and Mark R. Ziebell, as third-party defendants.

On August 18, 2003, Entrata entered Chapter 7 bankruptcy proceedings pursuant to the United States Bankruptcy Code. Entrata did not pursue the Entrata Litigation after entering bankruptcy and the court dismissed the lawsuit for failure to prosecute on September 7, 2005.  On October 18, 2006, Entrata filed a motion for relief from dismissal.  The court granted the motion which revived the case.

On May 25, 2007, Entrata filed a motion for partial summary judgment asking the court to award damages against MCK Nevada of $750,000 plus 12% prejudgment interest since February 1, 2002, and approximately $79,000 in attorneys’ fees.  The court allowed the motion on August 6, 2007. On March 20, 2008, the court granted Entrata’s motion for final judgment against MCK Nevada for the judgment amount.

On February 22, 2008, Michael Daly, the Chapter 7 bankruptcy trustee for Entrata (the “Trustee”), filed a complaint in Norfolk County, Massachusetts (the “Trustee Litigation”) against the Company and Citel Technologies, Inc. (“Citel”) claiming that Citel and the Company were liable to Entrata for monies owed by MCK Nevada in the Entrata Litigation because Citel and the Company allegedly assumed the liability of MCK and because of a fraudulent transfer of the assets of MCK (Nevada) by the Company to Citel. On January 21, 2005, Citel purchased a substantial portion of the assets of MCK Nevada, MCK and certain related subsidiaries from the Company and its related subsidiaries under an Asset Purchase Agreement (the “Citel APA”).  The Trustee also filed a motion for a temporary restraining order against the Company and Citel asking the court to enjoin each such entity from transferring or disposing of any of its property of any kind other than in the ordinary course of business.  At a hearing held on March 7, 2008, the court ruled against the Trustee on the motion for injunction as it related to Citel.  The court delayed deciding on the motion for injunction as it related to the Company so that the Company and Entrata could first engage in discussions to settle the dispute.

On March 12, 2008, the Company received notice of claim for indemnification from Citel alleging that the Company and the other sellers were obligated under the Citel APA to indemnify Citel against the claims asserted against it in the Trustee Litigation.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

18. Litigation – (Continued)

On March 25, 2008 (the “Agreement Date”), the Company, MCK Nevada, the Trustee and Citel entered into a Settlement and Release (the “Settlement Agreement”) covering both the Entrata Litigation and the Trustee Litigation.  Under the Settlement Agreement, the Company agreed to pay the Trustee $100,000 in cash by May 1, 2008 and to issue to the Trustee shares of Common Stock having an aggregate value of $250,000 based on the mean average closing price of the Commons Stock for the ten consecutive trading days prior to the Agreement Date (the “Trustee Shares”).  In addition, MCK Nevada agreed to assign to the Trustee MCK Nevada’s claims in the Entrata Litigation against Superwire, JSF, Barry D. Falk, and Mark R. Zeibel (the “Assigned Claims”).  In the Settlement Agreement, the Trustee granted to the Company and MCK Nevada and MCK Nevada and the Company granted to the Trustee mutual general releases. In addition, Citel, the Company, MCK Nevada, and the Trustee each granted mutual limited releases to the other parties relating to the claims of the releasing parties arising from the Entrata Litigation and the Trustee Litigation. The Settlement Agreement specifies that certain conditions subsequent must be satisfied in order for the releases to remain effective. The conditions subsequent include (i) approval of the Settlement Agreement by the bankruptcy court in the Entrata bankruptcy; (ii) the Company paying Entrata the $100,000 cash settlement amount by May 1, 2008; (iii) the Company not entering bankruptcy, ceasing operations, or becoming subject to liquidation, receivership or a proceeding to restructure its debt during the period beginning on the Agreement Date until the later of 91 days after the payment of the $100,000 or the date that is 30 days after the Trustee Shares may be sold under a registration statement or under Rule 144 of the Securities Act; and (iv) the Trustee Shares being sellable under an effective registration statement or under Rule 144 of the Securities Act on or before Oct. 31, 2008.  If the condition requiring approval by the bankruptcy court fails, the Settlement Agreement becomes null and void and the releases are revoked.  If any of the other conditions fail, the Trustee can elect to revoke the releases.  If the Trustee makes this election, the Company becomes indebted to Entrata in the amount of $750,000 plus 12% interest on such amount from the Agreement Date less (i) the amount of the cash payment if the payment was made, (ii) a credit for the Trustee Shares not returned by the Trustee to the Company, and (iii) the amount recovered by Entrata from the Assigned Claims net of costs and expenses incurred by Entrata in the Entrata Litigation, the Trustee Litigation, and the pursuit of the Assigned Claims.  The Company, the Trustee, and Citel agreed in the Settlement Agreement to file a stipulation for dismissal without prejudice with regard to the Trustee Action.  Entrata and MCK Nevada agreed to file a motion in the Entrata Litigation to vacate the judgment against MCK Nevada and to dismiss without prejudice the claims between MCK Nevada and Entrata in the action.  If the conditions precedent noted above are not met, the parties have the ability to reinstate the dismissed claims at their option.

19 .. Subsequent Events

On February 19, and February 21, 2008, we issued 1,381,200 and 2,114,000 shares of our common stock, respectively, and warrants to purchase 1,381,200 and 2,114,000 shares of our common stock, respectively, in a private placement transaction for an aggregate purchase price of approximately $802,000, or an average price of $0.23 per share. The warrants issued in connection with the private placement are exercisable for a period of five years at an average exercise price of $0.28 per share. We received proceeds from the private placement of approximately $750,000, net of expenses.

VERSO TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charges to			Balance at
	beginning	costs and	Allowances	(Recoveries)	end of
Description	of period	expenses	acquired	deductions	period
Allowance for doubtful accounts:
2007	$(1,266,000)	$(1,143,000)	$(20,000)	$492,000	$(1,937,000)
2006	$(744,000)	$(513,000)	$-	$(9,000)	$(1,266,000)

Deferred tax valuation allowance:
2007	$(74,673,000)	$(17,420,000)	$-	$-	$(92,093,000)
2006	$(84,755,000)	$-	$-	$10,082,000	$(74,673,000)

Inventory obsolescence reserve:
2007	$(1,678,000)	$(1,349,000)	$(475,000)	$486,000	$(3,016,000)
2006	$(1,170,000)	$(789,000)	$-	$281,000	$(1,678,000)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSO TECHNOLOGIES, INC.

By:	/s/ Mark H. Dunaway
Mark H. Dunaway
Chief Executive Officer, President
and Chief Operating Officer

Date: April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark H. Dunaway	Chief Executive Officer, President, Chief Operating Officer	April 15, 2008
Mark H. Dunaway	and Director (Principal Executive Officer)

/s/ Martin D. Kidder	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2008
Martin D. Kidder

/s/ E. Kenneth Greenwald	Director	April 15, 2008
E. Kenneth Greenwald

/s/ Gary H. Heck	Director	April 15, 2008
Gary H. Heck

/s/ James R. Kanely	Director	April 15, 2008
James R. Kanely

/s/ James A. Verbrugge	Director	April 15, 2008
James A. Verbrugge

/s/ William J. West	Director	April 15, 2008
William J. West

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing

2.1	Asset Purchase Agreement dated as of December 13, 2002, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2002.

2.2	First Amendment to the Asset Purchase Agreement dated as of February 4, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

2.3
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

2.4
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

2.5
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

2.6
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

2.7
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

2.8
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
Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2006.

2.9	Amendment No. 1 to Asset Purchase Agreement, dated as of January 25, 2007, among the Registrant, Paradyne Networks, Inc. and Zhone Technologies, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2007.

2.10	Amendment No. 2 to Asset Purchase Agreement, dated as of February 7, 2007, among the Registrant, Paradyne Networks, Inc. and Zhone Technologies, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2007.

2.11
Agreement and Plan of Merger, dated as of April 4, 2007, among the Registrant, sentitO Networks, Inc., SN Acquisition Corporation and Brett Hauser as the Stockholders’ Agent.  (The schedules to the Agreement and Plan of Merger have been omitted from this Current Report pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish copies of such omitted copies supplementally to the Securities and Exchange Commission upon request.).
Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 5, 2007.

2.12	Asset Purchase Agreement, entered into December 21, 2007, but dated as of December 20, 2007, between NMS Communications Corp. and the Registrant.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 28, 2007.

3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-18 (File No. 33-51456).

3.2	Amendment to the Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 2, 2000.

3.3	Amendment to the Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 19, 2001.

3.4	Amendment to the Amended and Restated Articles of Incorporation of the Registrant, amended.	Incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

3.5	Amendment to Amended and Restated Articles of Incorporation, effective as of October 11, 2005.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 7, 2005.

3.6	The Registrant’s Amended and Restated Bylaws, adopted October 24, 2005.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 7, 2005.

3.7	Amendment to Amended and Restated Articles of Incorporation, amended.	Incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed on June 30, 2005.

3.8	Statement of Rights of Series C Preferred Stock of the Registrant effective June 16, 2005.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2006.

3.9	Articles of Amendment to the Registrant’s Articles of Incorporation, effective as of November 7, 2006.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 13, 2006.

3.10	Amendment to Amended and Restated Bylaws of the Registrant, adopted December 18, 2007.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2007.

4.1	Warrant dated as of September 29, 2000, to purchase 1,750,000 shares of the Registrant’s common stock granted to Steven A. Odom. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

4.2	Warrant dated as of August 21, 2000, to purchase 300,000 shares of Cereus Technology Partners, Inc.'s common stock granted to Steven A. Odom. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

4.3	Warrant dated as of January 30, 2001, to purchase 472,689 shares of the Registrant’s common stock granted to Strong River Investments, Inc.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

4.4	Warrant dated as of January 30, 2001, to purchase 472,689 shares of the Registrant’s common stock granted to Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

4.5
Form of 7.5% Convertible Debenture issued in connection with the Convertible Debenture and Warrant Purchase Agreement between the Registrant and the Purchasers named therein (the “Debenture Purchase Agreement”).
Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.

4.6	Purchase Agreement dated as of January 18, 2001, among the Registrant, Strong River Investments, Inc. and Bay Harbor Investments, Inc. (the “Strong River Debenture Purchase Agreement”).	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

4.7	Amendment dated as of January 23, 2001, to the Strong River Debenture Purchase Agreement.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

4.8	Amendment dated as of January 25, 2001, to the Strong River Debenture Purchase Agreement.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

4.9	Registration Rights Agreement dated as of January 30, 2001, among the Registrant, Strong River Investments, Inc. and Bay Harbor Investments, Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

4.10	Form of Warrant issued in connection with the Registrant’s acquisition of Telemate.Net Software, Inc.	Incorporated by reference to Exhibit 4.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

4.11	Form of Warrant issued in connection with the Registrant’s October 2002 private placement offering.	Incorporated by reference to Exhibit 4.45 to the Registrant’s Annual Report on Form 10-K for the period ending December 31, 2002.

4.12	Form of Registration Rights Agreement entered into in connection with the Registrant’s October 2002 private placement offering.	Incorporated by reference to Exhibit 4.46 to the Registrant’s Annual Report on Form 10-K for the period ending December 31, 2002.

4.13	Form of Warrant issued by the Registrant to each Investor in connection with the Registrant’s February 2004 private placement.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2004.

4.14	Form of Registration Rights Agreement among the Registrant and the Investors entered into in connection with the Registrant’s February 2004 private.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 26, 2004.

4.15	Form of 6% Senior Unsecured Convertible Debenture dated February 4, 2005 issued in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.

4.16	Form of Series A Warrant dated February 4, 2005 to purchase shares of the Registrant’s common stock issued in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.

4.17	Form of Registration Rights Agreement among the Registrant and the Investors signatory thereto entered into in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.

4.18	Form of Warrant to purchase the Registrant’s common stock issued to certain placement agents in connection with the Registrant’s February 2005 private placement.	Incorporated by reference to Exhibit 4.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.19
Form of Registration Rights Agreement to be executed in connection with the closing of the transactions contemplated by the Asset Purchase Agreement dated as of February 23, 2005 by and among the Registrant, WSECI, Inc. and the shareholders of WSECI, Inc.
Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005

4.20	Warrant issued July 25, 2005 to Mainfield Enterprises Inc. to purchase 1,500,000 shares of the Registrant’s common stock.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.

4.21	Warrant issued July 25, 2005 to Heimdall Investments, Ltd. to purchase 1,500,000 shares of the Registrant’s common stock.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.

4.22	Warrant issued July 25, 2005 to Mainfield Enterprises Inc. to purchase 500,000 shares of the Registrant’s common stock.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.

4.23	Warrant issued July 25, 2005 to Heimdall Investments, Ltd. to purchase 500,000 shares of the Registrant’s common stock.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.

4.24	Registration Rights Agreement dated as of July 25, 2005, among the Registrant and the investors signatory thereto.	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.

4.25	Registration Rights Agreement dated March 20, 2006, between the Registrant and Joseph Noel.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-1333373).

4.26	Registration Rights Agreement dated March 20, 2006, between the Registrant and J.P. Turner & Company, L.L.C.	Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (No. 333-1333373).

4.27	Registration Rights Agreement dated March 20, 2006, between the Registrant and Croft & Bender.	Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (No. 333-1333373).

4.28	Form of Warrant issued in the Registrant’s February 2006 Private Placement.	Incorporated by reference to Exhibit 4.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

4.29	Form of Registration Rights Agreement entered into in connection with the Registrant’s February 2006 Private Placement.	Incorporated by reference to Exhibit 4.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

4.30	Registration Rights Agreement dated as of June 16, 2006 between the Registrant and Winslow Asset Group, LLC.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2006.

4.31	Secured Non-Convertible Tranche A Revolving Note issued by the Registrant to Laurus Master Fund, Ltd. on September 20, 2006.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).

4.32	Secured Non-Convertible Tranche B Revolving Note issued by the Registrant to Laurus Master Fund, Ltd. on September 20, 2006.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).

4.33	Common Stock Purchase Warrant to purchase 1,321,877 shares of the Registrant’s common stock issued to Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).

4.34	Common Stock Purchase Warrant to purchase 600,000 shares of the Registrant’s common stock issued to Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).

4.35	Registration Rights Agreement between the Registrant and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).

4.36	Warrant to purchase 192,000 shares of the Registrant’s common stock issued to J. P. Turner Partners, LP dated September 20, 2006.	Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).

4.37	Form of Registration Rights Agreement dated as of March 31, 2005 among the Registrant, WSECI, Inc. and the shareholders thereof.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.

4.38	Form of Registration Rights Agreement executed in connection with the Registrant’s acquisition of the assets of WSECI, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.

4.39
Form of Warrant to purchase shares of the Registrant’s common stock dated January 31, 2007 pursuant to the Securities Purchase Agreement dated January 30, 2007 among the Registrant and the purchasers signatory thereto.
Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2007.

4.40
Form of Registration Rights Agreement dated as of January 30, 2007 entered into pursuant to the Securities Purchase Agreement dated January 30, 2007 among the Registrant and the purchasers signatory thereto.
Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed January 31, 2007.

4.41
Form of Warrant to purchase shares of the Registrant’s common stock dated February 5, 2007 pursuant to the Securities Purchase Agreement among the Registrant and the purchasers signatory thereto dated as of February 2, 2007.
Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 6, 2007.

4.42
Form of Warrant to purchase shares of the Registrant’s common stock dated February 6, 2007 pursuant to the Securities Purchase Agreement among the Registrant and the purchasers signatory thereto dated as of February 5, 2007.
Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed February 6, 2007.

4.43
Form of Registration Rights Agreement dated as of February 2, 2007 entered into pursuant to the Securities Purchase Agreement among the Registrant and the purchasers signatory thereto dated as of February 2, 2007.
Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed February 6, 2007.

4.44
Form of Registration Rights Agreement dated as of February 5, 2007 entered into pursuant to the Securities Purchase Agreement among the Registrant and the purchasers signatory thereto dated as of February 5, 2007.
Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed February 6, 2007.

4.45
Form of Warrant to purchase shares of the Registrant’s common stock dated February 9, 2007 pursuant to the Securities Purchase Agreement among the Registrant and the purchaser signatory thereto dated as of February 9, 2007.
Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2007.

4.46
Form of Registration Rights Agreement dated as of February 9, 2007 entered into pursuant to the Securities Purchase Agreement among the Registrant and the purchaser signatory thereto dated as of February 9, 2007.
Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed February 12, 2007.

4.47
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

4.48
Form of Warrant issued in connection with the Agreement and Plan of Merger, dated as of April 4, 2007, among the Registrant, sentitO Networks, Inc., SN Acquisition Corporation and Brett Hauser as the Stockholders’ Agent.
Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed April 23, 2007.

4.49	Form of Warrant issued on January 31, 2007 to placement agents in connection with the Registrant’s first quarter 2007 private placement.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration statement on Form S-3 filed April 24, 2007 (No. 333-142339).

4.50	Form of Warrant issued on February 5, 2007 to placement agents in connection with the Registrant’s first quarter 2007 private placement.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration statement on Form S-3 filed April 24, 2007 (No. 333-142339).

4.51	Form of Warrant issued on February 9, 2007 to placement agents in connection with the Registrant’s first quarter 2007 private placement.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration statement on Form S-3 filed April 24, 2007 (No. 333-142339).

4.52
Form of Registration Rights Agreement dated April 17, 2007, entered into between the Registrant and the shareholders signatory thereto in connection with the Registrant’s acquisition of sentitO Networks, Inc.
Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 23, 2007.

4.53	Form of Warrant issued on April 17, 2007 in connection with the Registrant’s acquisition of sentitO Networks, Inc.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed April 23, 2007.

4.54	Form of Restricted Stock Award for restricted stock awarded pursuant to the Registrant’s 1999 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

4.55	Form of Non-Qualified Stock Option Agreement for non-qualified stock options awarded pursuant to the Registrant’s 1999 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

4.56	Option to purchase 16,438 shares of the Registrant’s common stock issued to Martin D. Kidder on October 16, 2007. Represents an executive compensation arrangement.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

4.57	Option to purchase 44,643 shares of the Registrant’s common stock issued to Martin D. Kidder on October 18, 2007. Represents an executive compensation arrangement.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

4.58	Option to purchase 21,825 shares of the Registrant’s common stock issued to Mark H. Dunaway on October 16, 2007. Represents an executive compensation arrangement.	Incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

4.59	Option to purchase 32,738 shares of the Registrant’s common stock issued to Steven A. Odom on October 16, 2007. Represents an executive compensation arrangement.	Incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

4.60	Option to purchase 89,286 shares of the Registrant’s common stock issued to Steven A. Odom on October 18, 2007. Represents an executive compensation arrangement.	Incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

4.61
Restricted Stock Award Agreement dated October 16, 2007, between the Registrant and Martin D. Kidder with respect to 16,438 shares of the Registrant’s common stock.  Represents an executive compensation arrangement.
Incorporated by reference to Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

4.62
Restricted Stock Award Agreement dated October 16, 2007, between the Registrant and Mark H. Dunaway with respect to 21,825 shares of the Registrant’s common stock.  Represents an executive compensation arrangement.
Incorporated by reference to Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

4.63
Restricted Stock Award Agreement dated October 16, 2007, between the Registrant and Steven A. Odom with respect to 32,738 shares of the Registrant’s common stock.  Represents an executive compensation arrangement.
Incorporated by reference to Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

4.64	Form of Registration Rights Agreement entered into in connection with the Registrant’s September 2007 private placement.	Incorporated by reference to Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

4.65	Form of Warrant to purchase shares of the Registrant’s common stock dated September 5, 2007, issued in connection with the Registrant’s September 2007 private placement.	Incorporated by reference to Exhibit 4.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

4.66	Form of Warrant to purchase shares of the Registrant’s common stock dated September 6, 2007, issued in connection with the Registrant’s September 2007 private placement.	Incorporated by reference to Exhibit 4.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

4.67	Form of Warrant to purchase shares of the Registrant’s common stock dated September 10, 2007, issued in connection with the Registrant’s September 2007 private placement.	Incorporated by reference to Exhibit 4.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

4.68	Registration Rights Agreement, entered into December 21, 2007, but dated as of December 20, 2007, between the Registrant and NMS Communications Corp.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 28, 2007.

4.69	Registration Rights Agreement, dated as of December 21, 2007, between the Registrant and Valens U.S. SPV I, LLC.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed December 28, 2007.

4.70	Registration Rights Agreement, dated as of December 21, 2007, between the Registrant and Valens U.S. Offshore SPV II, Corp.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed December 28, 2007.

4.71	Form of compensation warrant issued on September 5, 2007, in connection with the Registrant’s September 2007 private placement.	Filed herewith.

4.72	Form of compensation warrant issued on September 6, 2007, in connection with the Registrant’s September 2007 private placement.	Filed herewith.

4.73	Form of Warrant to purchase shares of the Registrant’s common stock dated February 19, 2008, issued in connection with the Registrant’s February 2008 private placement.	Filed herewith.

4.74	Form of Warrant to purchase shares of the Registrant’s common stock dated February 21, 2008, issued in connection with the Registrant’s February 2008 private placement.	Filed herewith.

4.75	Form of Registration Rights Agreement entered into in connection with the Registrant’s February 2008 private placement.	Filed herewith.

4.76	Registration Rights Agreement, dated as of February 25, 2008, between the Registrant and Valens Offshore SPV II, Corp.	Filed herewith.

4.77	Registration Rights Agreement, dated as of February 25, 2008, between the Registrant and Valens U.S. SPV I, LLC.	Filed herewith.

4.78	Registration Rights Agreement, dated as of February 25, 2008, between the Registrant and Laurus Master Fund, Ltd.	Filed herewith.

10.1	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-18 (File 33-51456).

10.2	Form of Non-Statutory Option Agreement.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-18 (File 33-51456).

10.3	Form of Restricted Stock Award Agreement.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006.

10.4	Form of Non-Employee Director Stock Option Agreement.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 1993.

10.5	1992 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-18 (File No. 33-51456).

10.6	1995 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 1995.

10.7	1997 Stock Incentive Plan.	Incorporated by reference to the Registrant’s Proxy Statement for its 1997 Annual Meeting of Stockholders.

10.8	1998 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-4 filed February 16, 1999 (File No. 333-68699).

10.9	1999 Stock Incentive Plan.	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement dated October 4, 2006.

10.10	1999 Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.11	Office Lease Agreement dated as of September 20, 1999, between the Registrant and Galleria 400 LLC.	Incorporated by reference to Exhibit 10.51 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).

10.12	First Amendment to Office Lease Agreement dated as of March 31, 2000, between the Registrant and Galleria 400 LLC.	Incorporated by reference to Exhibit 10.52 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).

10.13	Convertible Debenture Purchase Agreement dated as of July 27, 2000, among the Registrant, Strong River Investments, Inc.	Incorporated by reference to Exhibit 10.53 to the Registrant’s Registration Statement on Form S-4 filed August 7, 2000 (File No. 333-43224).

10.14	Executive Employment Agreement dated as of September 29, 2000, between the Registrant and Steven A. Odom. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.15	Executive Employment Agreement dated as of September 29, 2000, between the Registrant and James M. Logsdon. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.16	Executive Employment Agreement dated as of September 29, 2000, between the Registrant and Juliet M. Reising. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.17	Form of Escrow Agreement entered into in connection with the MessageClick Merger Agreement.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.

10.18	Convertible Debenture and Warrant Purchase Agreement dated as of October 31, 2000, between the Registrant and the purchasers signatory thereto.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed December 6, 2000.

10.19	Cereus Technology Partners, Inc. Directors’ Warrant Incentive Plan. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10(cc) to Cereus Technology Partners, Inc.’s Annual Report on Form 10-KSB40 for the year ended December 31, 1999.

10.20	Cereus Technology Partners, Inc. Outside Directors’ Warrant Plan. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10(dd) to Cereus Technology Partners, Inc.’s Annual Report on Form 10-KSB40 for the year ended December 31, 1999.

10.21	Loan and Security Agreement dated December 14, 2001, among the Registrant, NACT Telecommunications, Inc., Telemate.Net Software, Inc. and Silicon Valley Bank, Commercial Finance Division.	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.22	Lease Agreement dated as of December 30, 1999, between NACT Telecommunications, Inc. and Boggess-Riverwoods Company, L.L.C.	Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.23	Instrument of Assumption and Substitution of Guarantor of Lease dated as of July 27, 2001, among the Registrant, World Access, Inc., Boggess Holdings, L.L.C. and NACT Telecommunications, Inc.	Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.24	Intellectual Property Security Agreement dated as of December 14, 2001, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.25	Intellectual Property Security Agreement dated as of December 14, 2001, between NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.26	Intellectual Property Security Agreement dated as of December 14, 2001, between Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.27	Telemate.Net Software, Inc. 1999 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.13 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).

10.28	Amendment to the Telemate.Net 1999 Software, Inc. Stock Incentive Plan.	Incorporated by reference to Exhibit 10.18 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).

10.29	Telemate Stock Incentive Plan.	Incorporated by reference to Exhibit 10.10 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).

10.30	Amendment to Telemate Stock Incentive Plan.	Incorporated by reference to Exhibit 10.14 to Telemate.Net Software, Inc.’s Registration Statement on Form S-1 filed June 24, 1999 (File No. 333-81443).

10.31	Form of Indemnification Agreement entered into as of October 12, 2001, between the Registrant and each of its directors and non-director officers at the level of Vice-President and above.	Incorporated by reference to Appendix F-1 to the Registrant’s Registration Statement on Form S-4/ A filed October 12, 2001 (File No. 333-62262).

10.32	Interest Purchase Agreement dated as of June 4, 2002, between the Registrant and NeTrue Communications, Inc.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.33	Subordination Agreement dated April 25, 2002, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed May 1, 2002.

10.34	Amendment to Loan Documents dated February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.35	Loan and Security Agreement (Exim Program) dated February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.36	Borrower Agreement dated February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.37	Secured Promissory Note dated February 12, 2003, in principal amount of $4.0 million, made by the Registrant in favor of Silicon Valley Bank.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.38	Subordination Agreement dated February 12, 2003, among the Registrant, Clarent Corporation and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.39	Loan and Security Agreement dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.40	Secured Subordinated Promissory Note dated February 12, 2003, in principal amount of $5.0 million, made by the Registrant in favor of Clarent Corporation.	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.41	Secured Subordinated Promissory Note dated February 12, 2003, in principal amount of $3.0 million, made by the Registrant in favor of Clarent Corporation.	Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.42	Unsecured Subordinated Promissory Note, dated February 12, 2003, in principal amount of $1.8 million, made by the Registrant in favor of Clarent Corporation.	Incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.43	Bill of Sale, Assignment and Assumption Agreement, dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.10 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.44	Assignment of Patent Rights dated as of February 7, 2003, made by Clarent Corporation to the Registrant.	Incorporated by reference to Exhibit 99.11 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.45	Assignment of Trademarks dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.12 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.46	Intellectual Property and Security Agreement dated as of February 12, 2003, between the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.13 to the Registrant’s Current Report on Form 8-K filed February 13, 2003.

10.47	Settlement Agreement dated November 6, 2002, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.48	Assignment and Collection Agreement dated December 5, 2002, between the Registrant and WA Telcom Products Co., Inc.	Incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.49	Cross-Corporate Continuing Guaranty dated as of February 12, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Clarent Canada Ltd.	Incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.50	Lease for 1221 West Mineral Avenue, dated as of February 11, 2003, between the Registrant and A.S. Burger Investments, LLC.	Incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.51	Movable Hypothec dated as of February 20, 2003, between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.52	Movable Hypothec dated as of February 20, 2003, between the Clarent Canada Ltd. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.53	Settlement Agreement and Full Release of Claims dated as of February 12, 2003, between the Registrant and John M. Good.	Incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.54	Amendment to Loan Documents dated April 7, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.55	Amendment to Loan Documents (Exim Program) dated April 7, 2003, among the Registrant, Telemate.Net Software, Inc., NACT Telecommunications, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.56	Assignment and Assumption Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the U.K. assets.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.57	Assignment and Assumption Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the U.S. assets.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.58	Assignment and Assumption Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the Canadian assets.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.59	Bill of Sale dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the U.K. assets.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.60	Bill of Sale dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the U.S. assets.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.61	Bill of Sale dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business with respect to the Canadian assets.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.62	Secured Convertible Promissory dated January 21, 2005 issued to the Registrant in principal amount of $3.5 million in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.63	Security Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.64	Copyright Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.65	Domain Name Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.10 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.66	Patent Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.11 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.67	Trademark Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its MCK business.	Incorporated by reference to Exhibit 99.12 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.68	Bill of Sale dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.13 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.69	Copyright Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.14 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.70	Trademark Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.15to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.71	Patent Assignment Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.16 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.72	License Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.17 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.73	Reciprocal Reseller Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.18 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.74	Call Center Services Agreement dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.19 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005

10.75	Instrument of Assignment, Agreement and Consent dated January 21, 2005 entered into in connection with the Registrant’s disposition of its NACT business.	Incorporated by reference to Exhibit 99.20 to the Registrant’s Current Report on Form 8-K filed on January 27, 2005.

10.76	Cash Collateral Agreement dated as of February 4, 2005 between the Registrant, the Investors signatory thereto and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005.

10.77
Form of Seller Non-Competition Agreement to be executed in connection with the closing of the transactions contemplated by the Asset Purchase Agreement dated as of February 23, 2005 by and among the Registrant, WSECI, Inc. and the shareholders of WSECI, Inc.
Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.

10.78
Form of Bill of Sale, Assignment and Assumption Agreement Seller to be executed in connection with the closing of the transactions contemplated by the Asset Purchase Agreement dated as of February 23, 2005 by and among the Registrant, WSECI, Inc. and the shareholders of WSECI, Inc.
Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.

10.79
Non-qualified Stock Option entered into March 15, 2005 and effective November 3, 2004 to purchase 500,000 shares of the Registrant’s common stock granted to Lewis Jaffe. Represents an executive compensation plan or arrangement.
Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report filed on March 21, 2005 and amended on April 28, 2005.

10.80
Non-qualified Stock Option entered into March 15, 2005 and effective November 3, 2004 to purchase 250,000 shares of the Registrant’s common stock granted to Lewis Jaffe. Represents an executive compensation plan or arrangement.
Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report filed on March 21, 2005 and amended on April 28, 2005.

10.81
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
Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005 and amended on April 28, 2005.

10.83	Amendment to Loan Documents dated March 15, 2005, among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc., Needham (Delaware) Corp. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005 and amended on April 28, 2005.

10.84	Amendment to Loan Documents (Exim Program) dated March 15, 2005, among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005 and amended on April 28, 2005.

10.85	Borrower Agreement dated March 15, 2005, among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005 and amended on April 28, 2005.

10.86
Amended and Restated Secured Promissory Note dated March 15, 2005, in principal amount of $10.0 million, made by the Registrant, Provo Prepaid (Delaware) Corp. and Telemate.Net Software, Inc. in favor of Silicon Valley Bank.
Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on March 21, 2005 and amended on April 28, 2005.

10.87	Assumption Agreement dated April 14, 2005, among the Registrant, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.88	Borrower Agreement dated April 14, 2005, among the Registrant, Needham (Delaware) Corp., Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.89
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
Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.93	Sublease dated July 1, 2005, between the Registrant and Digital Insurance, Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 8, 2005.

10.94	Bill of Sale dated July 1, 2005, executed by the Registrant in favor of Digital Insurance, Inc.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on July 8, 2005.

10.95	Security Agreement entered into on July 1, 2005, between the Registrant and Digital Insurance, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on July 8, 2005.

10.96	Amendment to the 7.5% Convertible Debentures dated as of July 25, 2005 among the Registrant, Mainfield Enterprises Inc. and Heimdall Investments, Ltd.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.

10.97	Limited Waiver and Amendment to Loan Documents dated July 25, 2005 between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.

10.98	Limited Waiver and Amendment to Loan Documents (Exim Program) dated July 25, 2005 between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on July 29, 2005.

10.99	Security Agreement entered into on July 1, 2005, between the Registrant and Digital Insurance, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 8, 2005.

10.100	Amendment to the 7.5% Convertible Debentures dated as of July 25, 2005 among the Registrant, Mainfield Enterprises Inc. and Heimdall Investments, Ltd.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 29, 2005.

10.101	Limited Waiver and Amendment to Loan Documents dated July 25, 2005 between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 29, 2005.

10.102	Limited Waiver and Amendment to Loan Documents (Exim Program) dated July 25, 2005 between the Registrant and Silicon Valley Bank.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 29, 2005.

10.103	Separation Agreement between the Registrant and Lewis Jaffe entered into on August 16, 2005.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed August 22, 2005.

10.104	Verso Technologies, Inc. 1999 Stock Incentive Plan, as amended September 22, 2005.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed September 28, 2005.

10.105	Amendment #1 to Secured Convertible Promissory Note among the Registrant, CITEL Technologies Limited and CITEL Technologies, Inc. entered into on September 23, 2005.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed September 28, 2005.

10.106	Subordination Agreement dated as of September 23, 2005, between the Registrant and Bridge Bank, National Association.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed September 28, 2005.

10.107
Executive Employment Agreement executed on October 24, 2005, but effective as of October 1, 2005 between the Registrant and Montgomery Bannerman.  (Represents an executive compensatory plan or arrangement.)
Incorporated by reference to Exhibit 99.2 to the Registrant’s Amendment No. 1 to Current Report on Form 8-K filed October 27, 2005.

10.108
Amended and Restated Executive Employment Agreement executed on October 24, 2005, but effective as of October 1, 2005 between the Registrant and Steven A. Odom.  (Represents an executive compensatory plan or arrangement.)
Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 27, 2005.

10.109
Amended and Restated Executive Employment Agreement executed on October 24, 2005, but effective as of October 1, 2005 between the Registrant and Juliet M. Reising.  (Represents an executive compensatory plan or arrangement.)
Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed October 27, 2005.

10.110	Amended and Restated Promissory Note made by the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. and Needham (Delaware) Corp. dated March 24, 2006.	Incorporated by reference to Exhibit 10.113 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.111
Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement dated as of March 24, 2006 among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. Needham (Delaware) Corp. and Silicon Valley Bank.
Incorporated by reference to Exhibit 10.114 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.112	Amendment to Loan Documents dated January 27, 2006 among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. Needham (Delaware) Corp. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.115 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.113
Amendment to Loan Documents (EXIM Program) dated as of March 24, 2006 among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. Needham (Delaware) Corp. and Silicon Valley Bank.
Incorporated by reference to Exhibit 10.116 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.114	Amendment to Loan Documents dated as of March 24, 2006 among the Registrant, Provo Prepaid (Delaware) Corp., Telemate.Net Software, Inc. Needham (Delaware) Corp. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.117 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.115	Agreement of Software Development dated as of May 10, 2006, between the Registrant and Elitecore Technologies Limited.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.116	Amendment to Loan Documents dated as of June 27, 2006 among the Registrant, certain of its subsidiaries and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.117	Contract entered into on July 17, 2006, among the Registrant, Verso Verilink, LLC and CM Solutions, Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.118	Manufacturing Agreement dated as of July 12, 2006 between the Registrant and CM Solutions Corporation.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.119	Amendment to Note dated as of June 30, 2006 among the Registrant, CITEL Technologies, Inc. and CITEL Technologies Limited.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.120	Agreement dated as of June 19, 2003 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and XEL Communications, Inc., which amendment has been assumed by Verso Verilink, LLC.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

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
Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.126	Amendment No. 6 to Product Purchase Agreement dated as of July 27, 2006, between Verso Verilink, LLC and Verizon Services Corp.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

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

10.128
Amendment No. 5 to Product Purchase Agreement dated as of March 5, 2005 between Telesector Resources Group, Inc., d/b/a Verizon Services Group and Verilink Corporation, which amendment has been assumed by Verso Verilink, Inc.  (Portions of this Exhibit 10.11 have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.)
Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006.

10.129	Security Agreement between the Registrant, certain of its subsidiaries and Laurus Master Fund dated September 20, 2006.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).

10.130	Intellectual Property Security Agreement between the Registrant, certain of its subsidiaries and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).

10.131	Stock Pledge Agreement between the Registrant, certain of its subsidiaries and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).

10.132	Hypothecation of Movables between the Registrant, and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).

10.133	Letter Agreement between the Registrant and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-3 filed on November 11, 2006 (No. 333-138429).

10.134	Verso Technologies, Inc. 1999 Stock Incentive Plan, as amended November 7, 2006.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed November 13, 2006.

10.135	Consulting and Separation Agreement between the Registrant and Juliet M. Reising dated October 13, 2006.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 18, 2006.

10.136	Agreement between the Registrant and Martin D. Kidder dated October 5, 2006.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed October 18, 2006.

10.137	Asset Purchase Agreement, dated as of December 29, 2006, among the Registrant, Paradyne Networks, Inc., and, for certain limited purposes, Zhone Technologies, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 8, 2007.

10.138	Common Stock Purchase Warrant to purchase 150,000 shares of the Registrant’s common stock issued to Laurus Master Fund, Ltd., dated December 29, 2006.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 8, 2007.

10.139	Common Stock Purchase Warrant to purchase 330,470 shares of the Registrant’s common stock issued to Laurus Master Fund, Ltd., dated December 29, 2006.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 8, 2007.

10.140	License Agreement, dated as of December 29, 2006, between the Registrant and Paradyne Networks, Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 8, 2007.

10.141	Adaptation of Reseller Agreement, dated as of December 29, 2006, between the Registrant and Paradyne Networks, Inc.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed January 8, 2007.

10.142	Amendment No. 1 to Asset Purchase Agreement, dated as of January 25, 2007, among the Registrant, Paradyne Networks, Inc. and Zhone Technologies, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2007.

10.143	Securities Purchase Agreement dated as of January 30, 2007 among the Registrant and the purchasers signatory thereto.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2007.

10.144	Securities Purchase Agreement dated as of February 2, 2007 among the Registrant and the purchasers signatory thereto.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed February 6, 2007.

10.145	Securities Purchase Agreement dated as of February 5, 2007 among the Registrant and the purchasers signatory thereto.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed February 6, 2007.

10.146	Amendment No. 2 to Asset Purchase Agreement, dated as of February 7, 2007, among the Registrant, Paradyne Networks, Inc. and Zhone Technologies, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2007.

10.147	Securities Purchase Agreement dated as of February 9, 2007 among the Registrant and the purchaser signatory thereto.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2007.

10.148	Security Agreement between the Registrant, certain of its subsidiaries and Laurus Master Fund Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-138429).

10.149	Intellectual Property Security Agreement between the Registrant, certain of its subsidiaries and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-138429).

10.150	Stock Pledge Agreement between the Registrant, certain of its subsidiaries and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-138429).

10.151	Hypothecation of Movables between the Registrant and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-138429).

10.152	Letter Agreement between the Registrant and Laurus Master Fund, Ltd. dated September 20, 2006.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-3 (No. 333-138429).

10.153	Form of Seller’s Non-Competition Agreement entered into in connection with the Registrant’s acquisition of the assets of WSECI, Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2005.

10.154	Intellectual Property Assignment dated as of March 26, 2007, among the Registrant, Paradyne Networks, Inc. and Paradyne Corporation.	Incorporated by reference to Exhibit 10.158 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.155	Exclusive License Agreement dated as of March 23, 2007, between the Registrant and Arcadia Patent Acquisition Corporation.	Incorporated by reference to Exhibit 10.159 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.156	Escrow Agreement dated as of April 17, 2007 among the Registrant, the Stockholders’ Agent and SunTrust Bank, a Georgia Banking Corporation.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed April 23, 2007.

10.157	Amendment to Intellectual Property Security Agreement dated as of May 10, 2007 among the Registrant, Telemate.Net Software, Inc., Verso Verilink, LLC and Laurus Master Fund, Ltd.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.158	Trademark Assignment of Security dated as of May 10, 2007 among the Registrant and Laurus Master Fund, Ltd.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.159	Patent Assignment of Security dated as of May 10, 2007 among the Registrant and Laurus Master Fund, Ltd.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.160	Patent Assignment of Security dated as of April 18, 2007 among sentitO Networks, Inc. and Laurus Master Fund, Ltd.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.161	Trademark Assignment of Security dated as of April 18, 2007 among sentitO Networks, Inc. and Laurus Master Fund, Ltd.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.162	Joinder Agreement dated as of April 17, 2007 among sentitO Networks, Inc. and Laurus Master Fund, Ltd.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.163	Agreement among the Registrant, Citel Technologies Limited, Citel Technologies, Inc., MCK Canada Operations Inc. and Citel PLC executed on May 25, 2007 but dated May 24, 2007.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 1, 2007.

10.164	Consulting and Separation Agreement between the Registrant and Montgomery Bannerman, dated June 30, 2007.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 6, 2007.

10.165	Registrant’s 2007 Restricted Stock and Option Incentive Program.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 12, 2007.

10.166	Registrant’s 2007 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2007.

10.167	Assignment of Asset Purchase Agreement, entered into December 21, 2007, but dated as of December 20, 2007, made by the Registrant in favor of Verso Backhaul Solutions, Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 28, 2007.

10.168
Assignment and Bill of Sale and Assumption Agreement, entered into December 21, 2007, but dated as of December 20, 2007, among NMS Communications Corp., NMS Communications Europe Limited and Verso Backhaul Solutions, Inc.
Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed December 28, 2007.

10.169	Intellectual Property Agreement, entered into December 21, 2007, but dated as of December 20, 2007, between NMS Communications Corp. and Verso Backhaul Solutions, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed December 28, 2007.

10.170	Transition Services Agreement, entered into December 21, 2007, but dated as of December 20, 2007, between NMS Communications Corp. and Verso Backhaul Solutions, Inc.	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed December 28, 2007.

10.171	License Agreement, dated as of December 20, 2007, between NMS Communications Corp. and Verso Backhaul Solutions, Inc.	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed December 28, 2007.

10.172	Assignment of Loans, Liens and Documents Agreement, dated as of December 21, 2007, among Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp.	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed December 28, 2007.

10.173	Joinder and Amendment Agreement, dated as of December 21, 2007, among the Registrant, Verso Backhaul Solutions, Inc. and Laurus Master Fund, Ltd.	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed December 28, 2007.

10.174	Collateral Assignment, dated as of December 21, 2007, is made by the Registrant, and Verso Backhaul Solutions, Inc. to Laurus Master Fund, Ltd. and agreed to by NMS Communications Corp.	Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed December 28, 2007.

10.175	Funds Escrow Agreement, dated as of December 21, 2007, among the Registrant, certain of its subsidiaries, Valens U.S. SPV I, LLC and Loeb & Loeb LLP.	Incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed December 28, 2007.

10.176	Funds Escrow Agreement, dated as of December 21, 2007, among the Registrant, certain of its subsidiaries, Valens Offshore SPV II Corp. and Loeb & Loeb LLP.	Incorporated by reference to Exhibit 99.10 to the Registrant’s Current Report on Form 8-K filed December 28, 2007.

10.177
Letter Agreement regarding Amendments to Warrants, dated as of December 21, 2007, among Laurus Master Fund, Ltd., Psource Structured Debt Limited, and Valens U.S. SPV I, LLC, and agreed to by the Registrant.
Incorporated by reference to Exhibit 99.11 to the Registrant’s Current Report on Form 8-K filed December 28, 2007.

10.178	Trade Style Letter, dated as of December 21, 2007, by the Registrant and certain of its subsidiaries.	Incorporated by reference to Exhibit 99.12 to the Registrant’s Current Report on Form 8-K filed December 28, 2007.

10.179
Post Closing and Further Assurances Letter, dated as of December 21, 2007, among Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. and agreed to by the Registrant and certain of its subsidiaries.
Incorporated by reference to Exhibit 99.13 to the Registrant’s Current Report on Form 8-K filed December 28, 2007.

10.180	Grant of Security Interest in Trademarks and Patents, dated as of December 21, 2007, between the Registrant and Laurus Master Fund, Ltd.	Incorporated by reference to Exhibit 99.14 to the Registrant’s Current Report on Form 8-K filed December 28, 2007.

10.181	Movable hypothec against the Registrant in favor of Valens U.S. SPV I, LLC, dated December 20, 2007.	Filed herewith.

10.182	Movable hypothec against the Registrant in favor of Valens Offshore SPV II, Corp., dated December 20, 2007.	Filed herewith.

10.183	Movable hypothec against Verso Backhaul Solutions, Inc. in favor of Valens U.S. SPV I, LLC, dated December 20, 2007.	Filed herewith.

10.184	Movable hypothec against Verso Backhaul Solutions, Inc. in favor of Valens Offshore SPV II, Corp., dated December 20, 2007.	Filed herewith.

10.185	Movable hypothec against Verso Backhaul Solutions, Inc. in favor of Laurus Master Fund, Ltd., dated December 20, 2007.	Filed herewith.

10.186	Movable hypothec against Verso Technologies Canada Inc. in favor of Valens U.S. SPV I, LLC, dated January 15, 2008.	Filed herewith.

10.187	Movable hypothec against Verso Technologies Canada Inc. in favor of Valens Offshore SPV II, Corp., dated January 15, 2008.	Filed herewith.

10.188	Movable hypothec against Verso Technologies Canada Inc. in favor of Laurus Master Fund, Ltd., dated January 15, 2008.	Filed herewith.

10.189	First Amendment to the Loan and Security Agreement and Secured Subordinated Promissory Note, dated February 15, 2008, by and among the Registrant and Clarent Corporation.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed February 22, 2008.

10.190	Letter Agreement dated as of February 25, 2008, among the Registrant, Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp.	Filed herewith.

10.191
Settlement Agreement and Release, dated as of March 25, 2008, between the Registrant, Michael Daly, Chapter 7 Trustee for the Estate of Entrata Communications Corporation, Citel Technologies, Inc. and Needham (Nevada) Corp.
Filed herewith.

10.192	Amendment Agreement, executed as of January 24, 2008 by Verso Technologies Canada Inc., the Registrant and delivered to Laurus Master Fund Ltd.	Filed herewith.

16.1	Letter from Grant Thornton LLP dated April 16, 2006.	Incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed April 14, 2006.

16.2	Letter from Grant Thornton LLP dated June 16, 2006.	Incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2006.

21.1	Subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of Tauber & Balser, P.C.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer.	Filed herewith.